Form 10-Q
period 1993-12-31
UNIVERSAL FOODS CORP
filed 1994-02-09
CIK 310142

==========================================================================


                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC  20549

                                         FORM 10-Q

  (Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  December 31, 1993

                                            OR

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to

  Commission file number:  1-7626


                              UNIVERSAL FOODS CORPORATION
                  (Exact name of registrant as specified in its charter)


Wisconsin                                   39-0561070
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)            Number)

                   433 East Michigan Street, Milwaukee, Wisconsin  53202
                         (Address of principal executive offices)

Registrant's telephone number, including area code:  (414) 271-6755


                                     NONE
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for at least the past 90 days.    Yes (X) No (  )


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                          Outstanding at December 31, 1993
Common Stock, par value $0.10 per share                26,107,761 shares

==========================================================================

                                UNIVERSAL FOODS CORPORATION

                                           INDEX
Page No.

     PART I, FINANCIAL INFORMATION:

             Consolidated Condensed Balance Sheets
             - December 31, 1993 and September 30, 1993............ 1

             Consolidated Condensed Statements of Earnings
             - Three Months Ended December 31, 1993
               and 1992.............................................2

             Consolidated Condensed Statements of Cash Flows
             - Three Months Ended December 31, 1993 and 1992........3

             Notes to Consolidated Condensed
               Financial Statements.................................4

             Management's Discussion and Analysis of Results of
               Operations, Financial Condition and Forward
               Looking Information..................................5

 PART II, OTHER INFORMATION

             Item 4, Submission of Matters to a Vote of
               Security Holders.....................................7

             Item 6, Exhibits and Reports on Form 8-K...............8

             Signatures.............................................9

                                          PART I

                                   FINANCIAL INFORMATION

                                UNIVERSAL FOODS CORPORATION
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ($000's Omitted)

                                                  December 31
                                                      1993        September 30
               ASSETS                              (Unaudited)         1993

CURRENT ASSETS:
      Cash and cash equivalents                    $ 20,868           $ 11,356
      Trade accounts receivable                      86,761             94,339
      Inventories
        Finished and in-process products            126,562            114,178
        Raw materials and supplies                   66,837             60,404
      Prepaid expenses and other
        current assets                               40,048             31,841
                                                    -------            -------
            TOTAL CURRENT ASSETS                    341,076            312,118

INVESTMENTS AND OTHER ASSETS                         28,404             28,502

INTANGIBLES                                         106,229            107,381

PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                          132,942            131,709
        Machinery and equipment                     349,294            340,446
                                                    -------            -------
                                                    482,236            472,155
      Less accumulated depreciation                 198,470            190,163
                                                    -------            -------

                                                    283,766            281,992
                                                    -------            -------

           TOTAL ASSETS                            $759,475           $729,993
                                                   ========           ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term borrowings                        $ 23,775           $ 14,945
      Accounts payable, accrued expenses and
         other liabilities                          124,355            142,980
      Federal and state income taxes                 17,332             11,035
      Current maturities on long-term debt            6,321              5,663
                                                    -------            -------
            TOTAL CURRENT LIABILITIES               171,783            174,623

DEFERRED INCOME TAXES                                20,232             20,557

OTHER DEFERRED LIABILITIES                           20,078             20,571

ACCRUED EMPLOYEE AND RETIREE BENEFITS                38,229             37,269

LONG-TERM DEBT                                      204,532            171,907

SHAREHOLDERS' EQUITY:
      Common stock                                    2,698              2,698
      Additional paid-in capital                     80,512             79,826
      Earnings reinvested in the business           255,311            246,939
                                                    -------            -------
                                                    338,521            329,463
      Less:  Treasury stock, at cost                 23,864             14,693
              Other                                  10,036              9,704
                                                    -------            -------
                                                    304,621            305,066
                                                    -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $759,475           $729,993
                                                    =======            =======


See accompanying Notes to Consolidated Condensed Financial Statements.

                               UNIVERSAL FOODS CORPORATION
                       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         ($000's Omitted Except Per Share Amounts)
                                        (Unaudited)


                                                        Three Months Ended
                                                           December 31

                                                          1993          1992




Total Revenue                                          $220,791      $209,374

Cost of Products Sold                                   144,159       136,673
                                                       --------      --------

Gross Profit                                             76,632        72,701

Selling and Administrative Expenses                      49,966        47,087
                                                       --------      --------
Operating Income                                         26,666        25,614

Interest Expense                                          3,530         3,894
                                                       --------      --------
Earnings Before Income Taxes                             23,136        21,720

Income Taxes                                              8,676         8,199
                                                       --------      --------
Earnings Before Accounting Changes                       14,460        13,521

Accounting Changes                                          ---       (23,563)
                                                       --------      --------
Net Earnings (Loss)                                    $ 14,460      $(10,042)


Weighted Average Number of
   Common Shares Outstanding                         26,409,000    26,324,000
                                                     ==========    ==========

Earnings Per Common Share:
   Earnings Before Accounting Changes                    $ .55          $ .51

   Accounting Changes                                      ---           (.90)
                                                         -----         -------
   Net Earnings (Loss)                                   $ .55         $(.39)
                                                         =====         ======

Dividends Per Common Share                               $ .23         $ .22
                                                         =====         ======

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     ($000's Omitted)
                                        (Unaudited)

                                               Three Months Ended
                                                   December 31
                                                       1993           1992

Net cash used in operating activities             $ (4,054)          $ (3,498)

Cash flows from investing activities:
  Acquisition of property, plant                   (11,631)            (7,308)
      and equipment
  Acquisition of new business                          ---             (4,767)
  Proceeds from sale of property, plant and
    equipment and other productive assets              480                310
  Increase in investments                             (154)              (109)
                                                   --------           --------
      Net cash used in investing activities        (11,305)           (11,874)

Cash flows from financing activities:

      Proceeds from additional borrowings           53,320             31,201

      Reductions in debt                           (11,207)           (14,290)

      Proceeds from options exercised and dividend
        reinvestment                                   (58)               408

      Purchase of treasury stock                   (11,097)               ---

      Dividends paid                                (6,087)            (5,794)
                                                   --------           --------
      Net cash provided by financing activities     24,871             11,525

Net increase (decrease) in cash and cash
  equivalents                                        9,512             (3,847)
Cash and cash equivalents at beginning of period    11,356             11,030
                                                   --------           --------
Cash and cash equivalents at end of period        $ 20,868           $  7,183
                                                  ========           ========
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
            Interest                              $  2,883           $  3,482
            Income taxes                             3,081              1,073

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                UNIVERSAL FOODS CORPORATION

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1993 and September 30, 1993, and the results of operations and cash flows for the three month periods ended December 31, 1993 and 1992. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1993, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3.           Expenses are charged to operations in the year incurred.
             However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. On December 15, 1993, the Company issued $20,000,000 of 6.38% senior notes, due in four annual principal payments of $5,000,000 beginning December 15, 2000, and $20,000,000 of
             6.70% senior notes, due in nine annual principal payments of $2,222,222 beginning December 15, 2001.

5. During the three months ended December 31, 1993, the Company repurchased 355,700 shares of common stock for an aggregate price of $11,097,000.

6. For the three months ended December 31, 1993, depreciation and amortization were $9,099,000 and $1,416,000, respectively. For the three months ended December 31, 1992, depreciation and amortization were $7,811,000 and $1,361,000, respectively.

7.           The Company acquired Destillaciones Garcia de la Fuente, S.A.
             (DGF), a specialty flavor and fragrance company, effective January 1, 1994. The acquisition has been accounted for as a purchase and, accordingly, the results of operations and the financial position of DGF will be reflected in The Consolidated Condensed Financial Statements from the effective date of the acquisition. The impact of the acquisition on the financial statements of the Company is not material.

8. Effective October 1, 1992, the Company adopted the provisions of Statement of Accounting Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions" and Statement of Accounting Standards No. 112 (SFAS No. 112), "Employer's Accounting for Postemployment Benefits", whereby the cost of postretirement and postemployment benefits is accrued during an employee's active service period rather than expensed as incurred. The after-tax transition effect of adopting SFAS No. 106 and 112 on an immediate recognition basis, as of October 1, 1992, reduced fiscal 1993 first quarter earnings by $23,563,000, or $.90 per share. In addition, application of SFAS No. 106 and 112 decreased fiscal 1993 first quarter Earnings Before Accounting Changes by $1,007,000, net of tax, or $.04 per share.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS, FINANCIAL CONDITION
                             AND FORWARD LOOKING INFORMATION
RESULTS OF OPERATIONS:

             Revenue from operations was $220,791,000 during the three months ended December 31, 1993, compared with $209,374,000 a year ago. Revenue for the quarter increased 5.5% over the comparable prior year results.

             Gross profit margins remained unchanged at 34.7% of revenue, during the three months ended December 31, 1993 compared with the same period last year.

             Selling and administrative expenses remained relatively flat at 22.6% of revenue during the three months ended December 31, 1993 compared to 22.5% for the same period last year.

             Interest expense in the first quarter decreased to $3,530,000 from $3,894,000 during the same period last year. This decrease is primarily due to lower interest rates, offset by slightly higher average outstanding debt.

             The income tax provision for the first three months of fiscal 1994 exceeded the 34% statutory rate primarily as a result of the state income tax provision and the non-tax deductibility of certain expenses such as the amortization of intangibles.


FINANCIAL CONDITION:

             The current ratio increased to 2.0:1 for the period ended December 31, 1993, compared with 1.8:1 for the period ended September 30, 1993. Net working capital increased $31,798,000 to $169,293,000 at December 31, 1993 from $137,495,000 at
             September 30, 1993.

             Net cash used in operating activities was $4,054,000 for the quarter ended December 31, 1993. Depreciation and amortization were $9,099,000 and $1,416,000 for the quarter, respectively.

             Net cash used in investing activities was $11,305,000 for the three months ended December 31, 1993. Included in investing activities are capital additions of $11,631,000. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth. Major projects in-process include an expansion of the confection room at the Flavor Division's Amboy plant and rearrangement and upgrade of the packaging systems at the Pasco Frozen Foods plant. Current capital expenditures are in excess of the prior year first quarter additions of $7,308,000 due to the timing of the completion of certain major projects.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS, FINANCIAL CONDITION
                             AND FORWARD LOOKING INFORMATION
                                        (Continued)
FINANCIAL CONDITION:  (Continued)

             Net cash provided by financing activities was $24,871,000 for the quarter ended December 31, 1993. Included in financing activities are proceeds from additional borrowings of $53,320,000 and reductions of debt of $11,207,000. Dividends of $6,087,000 were paid in the first quarter.


FORWARD LOOKING INFORMATION:

             Net earnings before accounting changes increased 6.9% for the first three months of Fiscal 1994 compared with Fiscal 1993. The Company expects that there will continue to be steady growth over prior year quarterly earnings for the remainder of Fiscal 1994 as division volumes and revenue remain strong and profitability in the flavor and frozen potato industry improves.

                                          PART II

                                     OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of Universal Foods Corporation was held on Thursday, January 27, 1994. At the meeting the following matters were voted upon by the Shareholders.

                  26,462,615 shares were entitled to vote at the meeting, and 23,999,644 shares (90.69%) were voted.

                  The following persons were elected to a three year term as Directors of the Company:

                                                              For      Against

                                 John F. Bergstrom         23,804,094  195,550
                                 Leon T. Kendall           23,838,516  161,128
                                 Charles S. McNeer         23,840,732  158,912
                                 Kenneth P. Manning        23,852,073  147,571

                  The following person was elected to fulfill the remaining one year of Mr. Walter H. Drew's term as a Director of the
                  Company:

                                                              For      Against

                                 Essie Whitelaw            23,775,790  223,854

                  Mr. Drew resigned from the Board for personal reasons.

                  Broker non-votes for the election of Directors was 138,570.

                  The following persons continued in office as Directors in accordance with their previous election:

                                 Michael E. Batten
                                 James L. Forbes
                                 Dr. Olan D. Forker
                                 Dr. Carol I. Waslien Ghazaii
                                 James H. Keyes
                                 John L. Murray
                                 Guy A. Osborn
                                 William U. Parfet

                  The Shareholders ratified the appointment of Deloitte & Touche, certified public accountants, as the independent auditors of the Company for 1994. Of the 26,462,615 shares entitled to vote at the meeting, 23,792,657 shares voted for ratification, 50,911 shares voted against ratification and 156,076 shares abstained. There were 138,570 Broker non-votes.

                  The Shareholders also approved the 1994 Employees Stock Plan. 22,161,907 shares of the 24,462,615 shares entitled to vote at the meeting voted for approval, 1,626,704 shares voted against the plan and 211,033 shares abstained.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (b) No reports on Form 8-K were required to be filed during the quarter ended December 31, 1993.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIVERSAL FOODS CORPORATION


Date:  February 9, 1994                  By:  /s/  Terrence M. O'Reilly

                                         Terrence M. O'Reilly, Vice President,
                                         Secretary and General Counsel


Date:  February 9, 1994                  By:  /s/  Geoffrey J. Hibner

                                         Geoffrey J. Hibner, Vice President -
                                         Finance