Form 10-K/A
period 1993-09-30
UNIVERSAL FOODS CORP
filed 1994-03-28
CIK 310142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended September 30, 1993
                       or
   [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the transition period from __________________ to __________________

                          Commission File Number 1-7626

                           UNIVERSAL FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

                Wisconsin                        39-0561070
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

        433 East Michigan Street
          Milwaukee, Wisconsin                     53202
          (Address of principal                  (Zip Code)
           executive offices)

                              (414) 271-6755
           (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

          Title of each class            Name of each exchange
                                          on which registered
     Common Stock, $.10 par value
        Associated Common Share      New York Stock Exchange, Inc.
            Purchase Rights

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                  None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for at least the past 90 days.
   Yes  [ X ]   No [   ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 10, 1993: 26,978,325 shares of Common Stock, $.10 par value, including 515,710 treasury shares.

             Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 10, 1993, was $822,124,674.

                       Documents Incorporated By Reference

             1. Portions of Universal Foods Corporation 1993 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

             2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 17, 1993 (Parts II and III of Form 10-K)

             The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1993 to provide in its entirety as follows:

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a)  Documents filed:

             1. and 2. Financial Statements and Financial Statement Schedules. (See following "List of Financial Statements and Financial Statement Schedules.")

             3. Exhibits. (See Exhibit Index on the last page of this report.) (No instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are filed herewith because no long-term debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.)

             (b)  Reports on Form 8-K:  None.

         List of Financial Statements and Financial Statement Schedules

                                                Page Reference in
                                                1993 Annual Report
                                                   to Shareholders


    1.   FINANCIAL STATEMENTS

    (a)  Universal Foods Corporation
         Financial Statements

         The following consolidated
         financial statements of Universal
         Foods Corporation and Subsidiaries
         are incorporated by reference to
         the Annual Report to Shareholders
         for the year ended September 30,
         1993.

         Independent Auditors' Report                   33
         Consolidated Balance Sheets -
         September 30, 1993 and 1992                    24

         Consolidated Earnings - years ended
         September 30, 1993, 1992 and 1991              23
         Consolidated Shareholders' Equity -
         years ended September 30, 1993,
         1992 and 1991                                  25

         Consolidated Cash Flows - years
         ended September 30, 1993, 1992 and
         1991                                           26

         Notes to Consolidated Financial
         Statements                                   27-32

                                                   Page of this
                                                   Form 10-K/A

    (b)  Universal Foods Corporation
         Retirement Employee Stock Ownership
         Plan Financial Statements

         Independent Auditors' Report
         Statements of Net Assets Available
         for Benefits - September 30, 1993
         and 1992

         Statements of Changes in Net Assets
         Available for Benefits - years
         ended September 30, 1993 and 1992

         Statements of Net Assets Available
         for Benefits - September 30, 1993
         and 1992 and Statements of Changes
         in Net Assets Available for
         Benefits - years ended September
         30, 1993 and 1992 for the following
         funds:

              Fixed Income Fund
              Universal Foods Common Stock
              Fund
         Notes to Financial Statements

         Supplemental Schedules Furnished
         Pursuant to Department of Labor's
         Rules and Regulations
         Item 27a - Schedules of Assets Held
         for Investment Purposes

         Item 27b - Schedule of Reportable
         Transactions

         All other schedules are omitted
         because they are inapplicable

    (c)  Universal Foods Corporation Savings
         Plan Financial Statements

         Independent Auditors' Report

         Statements of Net Assets Available
         for Benefits - September 30, 1993
         and 1992

         Statements of Changes in Net Assets
         Available for Benefits - years
         ended September 30, 1993 and 1992
         Statements of Net Assets Available
         for Benefits - September 30, 1993
         and 1992 and Statements of Changes
         in Net Assets Available for
         Benefits - years ended September
         30, 1993 and 1992 for the following
         funds:

              Fixed Income Fund
              Equity Fund
              Government Securities Fund
              Universal Foods Common Stock
              Fund
              Loan Fund

         Notes to Financial Statements

         Supplemental Schedules Furnished
         Pursuant to Department of Labor's
         Rules and Regulations:

              Item 27a - Schedule of Assets
              Held for Investment Purposes
              Item 27d - Schedule of
              Reportable Transactions

         All other schedules are omitted
         because they are inapplicable.

    2.   FINANCIAL STATEMENT SCHEDULES            Page Reference
                                                   in Form 10-K
         Independent Auditors' Report                   16

         Schedule V - Property, Plant and
         Equipment                                      17

         Schedule VI - Accumulated
         Depreciation and Amortization of
         Plant and Equipment                            18

         Schedule VIII - Valuation and
         Qualifying Accounts and Reserves               19

         Schedule IX - Short-Term Borrowings            20
         Schedule X - Supplemental Earnings
         Statement Information                          21

             All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                     YEARS ENDED SEPTEMBER 30, 1993 AND 1992

   Independent Auditors' Report


   The Administrative Committee
   Universal Foods Corporation Retirement
    Employee Stock Ownership Plan
   Milwaukee, Wisconsin  53201

   We have audited the accompanying statements of net assets available for benefits of Universal Foods Corporation Retirement Employee Stock Ownership Plan as of September 30, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of Universal Foods

   Corporation Retirement Employee Stock Ownership Plan as of September 30, 1993 and 1992, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

   Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statements by fund are presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. The supplemental schedules are also presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary schedules required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental statements and supplemental schedules are the responsibility of the Plan's management. Such supplemental statements by fund and supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

   Deloitte & Touche

   March 4, 1994

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                               September 30,

                                            1993           1992
    ASSETS:

         Cash (overdraft)                          $        (168)

         Investments (Note C)         $45,600,990     41,980,803
         Contribution receivable from
         Universal Foods Corporation    3,451,363      2,634,859

         Dividends and interest
         receivable                        72,908         48,494
                                       __________     __________
         Total assets                  49,125,261     44,663,988

                                       ==========     ==========

    LIABILITIES:
         Interest payable                   6,842         10,688

         Notes payable (Note D)         2,200,000      3,700,000
                                       __________     __________

         Total liabilities              2,206,842      3,710,688
                                       __________     __________
    NET ASSETS AVAILABLE FOR BENEFITS $46,918,419    $40,953,300

                                       ==========     ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                  Year ended September 30,

                                    1993             1992

    Investment income:
         Dividends on
         Universal Foods
         Corporation common
         stock                  $ 1,017,530     $   953,054

         Interest and other
         dividends                  459,642         493,019

         Net appreciation
         (depreciation) in
         fair value of
         Universal Foods
         Corporation common
         stock                    2,832,821      (7,991,228)

    Contributions:

         Universal Foods
         Corporation              4,977,212       4,760,198

         Transfers from
         terminated defined
         benefit pension
         plans                                       19,250

    Transfers from other
    plans                                             3,440

    Reimbursed commission
    expenses                          1,006           2,003
                                 __________      __________
    Total additions               9,288,211      (1,760,264)
                                 __________      __________

    Withdrawals and
    terminations paid in:
         Cash                    (2,800,685)     (3,032,700)

         Stock                     (356,118)       (390,124)
    Interest expense               (166,208)       (283,718)

    Other expenses                      (81)           (600)
                                 __________      __________
    Total deductions             (3,323,092)     (3,707,142)
                                 __________      __________
    Net increase (decrease)       5,965,119      (5,467,406)

    Net assets available for
    benefits:

         Beginning of year       40,953,300      46,420,706
                                 __________      __________

         End of year            $46,918,419     $40,953,300
                                 ==========      ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND


                                             September 30,

                                         1993             1992
    ASSETS:

         Cash                                         $   41,415
         Investments (Note C)        $6,917,268        6,494,257

         Contribution receivable
         from Universal Foods
         Corporation                    507,788          480,442

         Interest receivable             72,594           48,310
                                     __________       __________

    NET ASSETS AVAILABLE FOR
    BENEFITS                         $7,497,650       $7,064,424
                                     ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                             SUPPLEMENTAL STATEMENTS
                 OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND

                                       Year ended September 30,

                                         1993             1992
    Interest income                  $  457,301       $  483,411

    Contributions:

         Universal Foods
         Corporation                    507,788          521,819
         Transfers from
         terminated defined
         benefit pension plans                             8,802

    Transfers from other plans                             1,363
    Net interfund transfers             386,464          128,977
                                     __________       __________

    Total additions                   1,351,553        1,144,372
                                     __________       __________

    Withdrawals and terminations
    paid in cash                       (918,327)      (1,504,378)
                                     __________       __________

    Net increase (decrease)             433,226         (360,006)

    Net assets available for
    benefits
         Beginning of year            7,064,424        7,424,430
                                     __________       __________
         End of year                 $7,497,650       $7,064,424

                                     ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND

                                             September 30,

                                         1993             1992
    ASSETS:

         Cash (overdraft)                            $   (41,583)

         Investments (Note C)       $38,683,722       35,486,546
         Contribution receivable
         from Universal Foods
         Corporation                  2,943,575        2,154,417

         Dividends and interest
         receivable                         314              184
                                     __________       __________
         Total assets                41,627,611       37,599,564
                                     ==========       ==========
    LIABILITIES:

         Interest payable                 6,842           10,688
         Notes payable (Note D)       2,200,000        3,700,000
                                     __________        _________
         Total liabilities            2,206,842        3,710,688
                                     __________       __________

    NET ASSETS AVAILABLE FOR
    BENEFITS                        $39,420,769      $33,888,876
                                     ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                             SUPPLEMENTAL STATEMENTS
                 OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                       Year ended September 30,

                                         1993             1992

    Investment Income:
         Dividends on Universal
         Foods Corporation common
         stock                      $ 1,017,530      $   953,054

         Interest and other
         dividends                        2,341            9,608

         Net appreciation
         (depreciation) in fair
         value of Universal Foods
         Corporation common stock     2,832,821       (7,991,228)

    Contributions:

         Universal Foods
         Corporation                  4,469,424        4,238,379
         Transfers from
         terminated defined
         benefit pension plans                            10,448

    Transfers from other plans                             2,077

    Reimbursed commission
    expenses                              1,006            2,003
                                     __________       __________

    Total additions                   8,323,122       (2,775,659)
                                     __________       __________

    Withdrawals and terminations
    paid in:

         Cash                        (1,882,358)      (1,528,322)
         Stock                         (356,118)        (390,124)

    Interest expense                   (166,208)        (283,718)
    Net interfund transfers            (386,464)        (128,977)

    Other expenses                          (81)            (600)
                                     __________       __________
    Total deductions                 (2,791,229)      (2,331,741)
                                     __________       __________

    Net increase (decrease)           5,531,893       (5,107,400)
    Net assets available for
    benefits:

         Beginning of year           33,888,876       38,996,276
                                     __________       __________
         End of year                $39,420,769      $33,888,876
                                     ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended September 30, 1993 and 1992


   Note A - Accounting Principles:

        The accounts of the Plan are maintained on an accrual basis. Assets of the Plan are valued at fair or contract value.

        Administrative expenses incurred by the Plan are paid by Universal Foods Corporation ("the Company") on behalf of the Plan or from Plan assets as determined by the Benefits Administrative Committee.

   Note B - Description of the Plan:

        The Universal Foods Corporation Retirement Employee Stock Ownership Plan was adopted September 8, 1988. Substantially all domestic employees are eligible to participate in the Plan. The Company makes annual contributions to the Plan which range from 6% to 10% of the participant's eligible compensation. The contributions are invested primarily in common stock of the Company. Although participant contributions are not permitted under the Plan, eligible participants in the Company's terminated defined benefit plans were given the right to transfer the value of their pension benefits to the Plan.

        Amounts transferred were invested as directed by the participants in accordance with the Plan and are fully vested. Company contributions become vested after five years of credited service with the Company or upon termination due to death or disability.

        Plan assets may be invested in any type of investment that is legally permitted for employee retirement plans. However, the plan assets are invested primarily in common stock of the Company. Participants who are 35 years or older may elect to have a portion of their account invested in the Fixed Income Fund. Assets of the Fixed Income Fund are invested primarily in guaranteed insurance contracts.

        The Plan may be terminated by the Company at any time. In the event of termination, participants become fully vested.

   Note C - Investments:

        Investments are summarized as follows:

                                             September 30,

                                         1993             1992
    Investments as determined by
    quoted market price -
    Universal Foods Corporation
    common stock                    $38,673,401      $35,432,046

    Investments as determined by
    contract value - Guaranteed
    insurance contracts               1,500,000        1,633,333

    Investments as determined by
    withdrawal value from pooled
    investment funds:
         Money market funds              10,471        1,011,500

         GIC funds                    5,417,118        3,903,924
                                     __________       __________
                                    $45,600,990      $41,980,803
                                     ==========       ==========

        Investments and guaranteed insurance contracts held which exceeded 5% of net assets available for benefits were as follows:

                                                  Fair Value
          Issuer          Description          At September 30,

                                              1993         1992
    Universal Foods    Common stock
    Corporation                         $38,673,401  $35,432,046

    Marshall & Ilsley  M&I Stable
    Trust Co.          Principal Fund
                       (formerly M&I
                       Employee Benefit
                       GIC Fund)          5,417,118    3,903,924

        Plan investments include Universal Foods Corporation Common Stock aggregating $3,074,000 and $4,839,000 at September 30, 1993 and 1992,
        respectively which has not been allocated to plan participants. (See Note D)

   Note D - Notes Payable

        The proceeds of the notes payable were used to purchase   Universal
        Foods Corporation common stock. The notes aggregating $2,200,000 and $3,700,000, as of September 30, 1993 and 1992, respectively, are held by a third party lender and guaranteed by the Company. The notes bear interest at 75% of the bank's prime rate (4.5% at September 30, 1993). Principal payments of $2,200,000 are due in 1995.

   Note E - Income Tax Status:

        Universal Foods Corporation has a determination letter from the Internal Revenue Service stating that the Plan qualifies under
        Section 401 of the Internal Revenue Code of 1986, as amended; and as such the Plan is exempt from Federal income tax, and amounts contributed by Universal Foods Corporation are not taxed to the employee until a distribution from the Plan is received. In addition, any shares of Universal Foods Corporation common stock distributed to an employee upon termination of employment are not taxed to the employee until the time of disposition of such shares.

                  SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                   DEPARTMENT OF LABOR'S RULES AND REGULATIONS

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN
           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               SEPTEMBER 30, 1993

     Number of
     Shares or                                           Fair or
       Face                                             Contract
      Amount         Description           Cost           Value

  1,141,650     Universal Foods
                Corporation Common
                Stock                 $29,846,469    $38,673,401

     10,471     Marshall Money
                Market Fund                10,471         10,471

  5,417,118     M&I Stable Principal
                Fund (formerly M&I
                Employee Benefit GIC
                Fund)                   5,417,118      5,417,118

                Guaranteed Insurance Contracts:

    500,000     Confederation Life
                Guaranteed Insurance
                Contract, 9.03%, due
                8/22/94                   500,000        500,000

    500,000     Commonwealth Life
                Guaranteed Insurance
                Contract, 8.98%, due
                9/28/94                   500,000        500,000

    500,000     SafeCo Life
                Guaranteed Insurance
                Contract, 8.63%, due
                10/26/93                  500,000        500,000
                                       __________     __________

                Total Guaranteed
                Insurance Contracts     1,500,000      1,500,000
                                       __________     __________

                                      $36,774,058    $45,600,990
                                       ==========     ==========

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                          YEAR ENDED SEPTEMBER 30, 1993


                                                     Cost of
      Identity of Issuer     Purchase    Selling      Assets     Net Gain
       and Description        Price       Price        Sold       (Loss)

    Series of
    Transactions:
    Universal Foods
    Corporation Common
    Stock

          69 Purchases   $3,031,420
         111 Sales                   $2,266,767  $1,787,675    $479,092
    M&I Employee Benefit
    Money Market Fund

          24 Purchases    1,178,004
          37 Sales                    2,189,504   2,189,504         -0-

    Marshall Money Market
    Fund
         152 Purchases    5,137,689
         212 Sales                    5,127,218   5,127,218         -0-

                           UNIVERSAL FOODS CORPORATION

                                  SAVINGS PLAN

                     YEARS ENDED SEPTEMBER 30, 1993 AND 1992

   Independent Auditors' Report

   The Administrative Committee
   Universal Foods Corporation
    Savings Plan
   Milwaukee, Wisconsin   53201

   We have audited the accompanying statements of net assets available for benefits of Universal Foods Corporation Savings Plan as of September 30, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of Universal Foods Corporation Savings Plan as of September 30, 1993 and 1992, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statements by fund are presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. The supplemental schedules are also presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary schedules required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental statements and supplemental schedules are the responsibility of the Plan's management. Such supplemental statements and supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

   Deloitte & Touche

   March 4, 1994

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                              September 30,

                                          1993             1992
    ASSETS:

         Cash (overdraft)                              $   (17,809)

         Investments (Note D)         $50,076,654       44,455,945

         Receivable from Universal
         Foods Corporation:

              Contributions             2,266,458        2,000,000
              Employee deposits            41,342          168,555
                                       __________       __________
                                        2,307,800        2,168,555
         Dividends and interest
         receivable                        96,542           99,328
                                       __________       __________
         Total assets                  52,480,996       46,706,019

    LIABILITIES - Benefits payable
    (Note E)                                                22,064
                                       __________       __________
    NET ASSETS AVAILABLE FOR
    BENEFITS                          $52,480,996      $46,683,955
                                       ==========       ==========

                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                         Year ended September 30,

                                          1993             1992
    Investment income:

         Dividends on Universal
         Foods Corporation Common
         Stock                        $   601,955      $   509,813

         Interest and other
         dividends                      1,191,876        1,051,380
         Net appreciation
         (depreciation) in fair
         value of investments
         (Note D)                       1,707,549       (3,916,471)

    Contributions:
         Participants                   3,975,702        3,662,854

         Universal Foods
         Corporation                    2,266,458        2,000,000

    Transfer from other plans
    (Note B)                                             3,932,660
                                       __________       __________
         Total additions                9,743,580        7,240,236
                                       __________       __________

    Withdrawals and terminations
    paid in:

         Cash                          (3,441,934)      (2,292,545)
         Stock                           (310,406)        (253,551)

    Expenses                             (194,199)        (156,252)
                                       __________       __________
         Total deductions              (3,946,539)      (2,702,348)
                                       __________       __________
         Net increase                   5,797,041        4,537,888

    Net assets available for
    benefits:
         Beginning of year             46,683,955       42,146,067
                                       __________       __________
         End of year                  $52,480,996      $46,683,955
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND


                                              September 30,
                                          1993             1992

    ASSETS:
         Cash (overdraft)                              $    (4,430)

         Investments (Note D)         $11,186,927       10,693,893

         Receivable from Universal
         Foods Corporation -
         Employee deposits                 12,701           30,930
         Interest receivable               73,530           85,239
                                       __________       __________
         Total assets                  11,273,158       10,805,632

    LIABILITIES - Benefits payable
    (Note E)                                                 2,725
                                       __________       __________

    NET ASSETS AVAILABLE FOR
    BENEFITS                          $11,273,158      $10,802,907
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                      SUPPLEMENTAL STATEMENTS OF CHANGES IN
                        NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND


                                         Year ended September 30,

                                          1993             1992
    Interest income                   $   700,973      $   704,756

    Contributions - Participants        1,069,099        1,024,510
    Transfer from other plans
    (Note B)                                               700,881

    Net interfund transfers               231,179
                                       __________       __________
         Total additions                2,001,251        2,430,147
                                       __________       __________
    Withdrawals and terminations
    paid in cash                       (1,463,979)        (683,068)

    Expenses                              (67,021)         (53,310)

    Net interfund transfers                               (155,547)
                                       __________       __________
         Total deductions              (1,531,000)        (891,925)
                                       __________       __________
    Net increase                          470,251        1,538,222

    Net assets available for
    benefits:

         Beginning of year             10,802,907        9,264,685
                                       __________       __________
         End of year                  $11,273,158      $10,802,907
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                   EQUITY FUND

                                              September 30,

                                          1993             1992
    ASSETS:

         Cash                                           $       51

         Investments (Note D)          $9,667,056        8,699,701
         Receivable from Universal
         Foods Corporation -
         Employee deposits                  6,634           39,810

         Dividends and interest
         receivable                            22              485
                                       __________       __________
         Total assets                   9,673,712        8,740,047

    LIABILITIES - Benefits payable
    (Note E)                                                 3,313
                                       __________       __________
    NET ASSETS AVAILABLE FOR
    BENEFITS                           $9,673,712       $8,736,734
                                       ==========       ==========

                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                      SUPPLEMENTAL STATEMENTS OF CHANGES IN
                        NET ASSETS AVAILABLE FOR BENEFITS
                                   EQUITY FUND

                                    Year ended September 30,

                                     1993             1992
    Investment Income:

         Interest and other
         dividends                $  159,663       $    8,474

         Net appreciation in
         fair value of
         investments (Note D)        301,425          593,812
    Contributions -
    Participants                     949,022          799,468

    Transfer from other plans
    (Note B)                                          771,619
    Net interfund transfers            6,794          908,789
                                  __________       __________
         Total additions           1,416,904        3,082,162
                                  __________       __________

    Withdrawals and
    terminations paid in cash       (426,327)        (470,081)
    Expenses                         (53,599)         (38,918)
                                  __________       __________
         Total deductions           (479,926)        (508,999)
                                  __________       __________

    Net increase                     936,978        2,573,163

    Net assets available for
    benefits:

         Beginning of year         8,736,734        6,163,571
                                  __________       __________
         End of year              $9,673,712       $8,736,734
                                  ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           GOVERNMENT SECURITIES FUND

                                              September 30,

                                          1993             1992
    ASSETS:

         Cash                                           $        8

         Investments (Note D)          $1,923,564        2,156,464
         Receivable from Universal
         Foods Corporation -
         Employee deposits                  3,200            8,345

         Interest receivable               22,171           12,776
                                       __________       __________
         Total assets                   1,948,935        2,177,593

    LIABILITIES - Benefits payable
    (Note E)                                                   147
                                       __________       __________
    NET ASSETS AVAILABLE FOR
    BENEFITS                           $1,948,935       $2,177,446
                                       ==========       ==========

                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                       SUPPLEMENTAL STATEMENTS OF CHANGES
                      IN NET ASSETS AVAILABLE FOR BENEFITS
                           GOVERNMENT SECURITIES FUND

                                         Year ended September 30,

                                          1993             1992

    Interest income                    $   66,523       $   98,465

    Contributions - Participants          225,707          231,337

    Transfer from other plans
    (Note B)                                               901,185
                                       __________       __________
         Total additions                  292,230        1,230,987
                                       __________       __________
    Withdrawals and terminations
    paid in cash                         (205,538)         (80,892)

    Expenses                              (12,359)         (10,687)
    Net interfund transfers              (302,844)        (498,438)
                                       __________       __________
         Total deductions                (520,741)        (590,017)
                                       __________       __________
    Net (decrease) increase              (228,511)         640,970
    Net assets available for
    benefits:

         Beginning of year              2,177,446        1,536,476
                                       __________       __________
         End of year                   $1,948,935       $2,177,446
                                       ==========       ==========

                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND

                                              September 30,

                                          1993             1992
    ASSETS:

         Cash (overdraft)                              $   (13,438)

         Investments (Note D)         $24,237,503       20,009,696
         Receivable from Universal
         Foods Corporation:

              Contribution              2,266,458        2,000,000
              Employee deposits            18,807           89,470

         Dividends and interest
         receivable                           809              759
                                       __________       __________
         Total assets                  26,523,577       22,086,487

    LIABILITIES - Benefits payable
    (Note E)                                                15,879
                                       __________       __________

    NET ASSETS AVAILABLE FOR
    BENEFITS                          $26,523,577      $22,070,608
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN
                       SUPPLEMENTAL STATEMENTS OF CHANGES
                      IN NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND

                                         Year ended September 30,

                                          1993             1992
    Investment income:

         Dividends on Universal
         Foods Corporation Common
         Stock                        $   601,995      $   509,813

         Interest and other
         dividends                          6,310           10,823
         Net appreciation
         (depreciation) in fair
         value of investments
         (Note D)                       1,406,124       (4,510,283)

    Contributions:
         Participants                   1,731,874        1,607,539

         Universal Foods
         Corporation                    2,266,458        2,000,000

    Transfer from other plans
    (Note B)                                             1,235,402
    Net interfund transfers                16,580
                                       __________       __________
         Total additions                6,029,341          853,294

    Withdrawals and terminations
    paid in:

         Cash                          (1,204,753)        (906,859)
         Stock                           (310,406)        (253,551)

    Expenses                              (61,213)         (53,282)
    Net interfund transfers                               (870,501)
                                       __________       __________
         Total deductions              (1,576,372)      (2,084,193)
                                       __________       __________
    Net increase (decrease)             4,452,969       (1,230,899)

    Net assets available for
    benefits:

         Beginning of year             22,070,608       23,301,507
                                       __________       __________
         End of year                  $26,523,577      $22,070,608
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                    LOAN FUND

                                              September 30,

                                          1993             1992
    ASSETS:

         Investments (Note D)          $3,061,604       $2,896,191

         Dividends and interest
         receivable                            10               69
                                       __________       __________

    NET ASSETS AVAILABLE FOR
    BENEFITS                           $3,061,614       $2,896,260
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                      SUPPLEMENTAL STATEMENTS OF CHANGES IN
                        NET ASSETS AVAILABLE FOR BENEFITS
                                    LOAN FUND

                                         Year ended September 30,

                                          1993             1992
    Interest income                    $  258,407       $  228,862

    Net interfund transfers                48,291          615,697

    Transfer from other plans
    (Note B)                                               323,573
                                       __________       __________
         Total additions                  306,698        1,168,132
                                       __________       __________
    Withdrawals and terminations
    paid in cash                         (141,337)        (151,645)

    Expenses                                   (7)             (55)
                                       __________       __________
         Total deductions                (141,344)        (151,700)
                                       __________       __________
    Net increase                          165,354        1,016,432

    Net assets available for
    benefits:
         Beginning of year              2,896,260        1,879,828
                                       __________       __________
         End of year                   $3,061,614       $2,896,260
                                       ==========       ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended September 30, 1993 and 1992

   Note A - Accounting Principles:

        The accounts of the Plan are maintained on an accrual basis. Assets of the Plan are valued at fair or contract value.

        Administrative expenses incurred by the Plan are paid by Universal Foods Corporation ("the Company") on behalf of the Plan or from plan assets as determined by the Benefits Administrative Committee.

   Note B - Description of the Plan:

        Substantially all domestic employees are eligible to participate in the Plan. Employees can contribute up to 10% of their eligible compensation. The Company makes matching contributions up to 4% of eligible compensation to those employees who are still employed with the Company at September 30. All Company contributions are automatically invested in common stock of the Company. Company contributions vest at 20% per year of credited service with the Company or upon termination due to death or disability.

        Plan assets may be invested in any type of investment that is legally permitted for employee retirement plans.

        Participant contributions - Upon enrollment or reenrollment, each participant shall direct that their contributions be invested in one or more of the following investment options in units of 25%:

        --   Fixed Income Fund:

             Invested in group annuity contracts and a pooled fixed income fund.

        --   Equity Fund:

             This fund is invested principally in an equity mutual fund.

        --   Government Securities Fund:

             Money within this fund is invested in securities with maturities of one year or less issued or guaranteed by the United States Government.

        --   Universal Foods Common Stock Fund:

             This fund is invested in Universal Foods Corporation common stock.

        Participants may revise their investment options on October 1, January 1, April 1 or July 1 of any year.

        Universal Foods Corporation contributions - The Company matches the first 4% of compensation deferred into the Savings Plan. The Company matching contributions are invested in Company stock. Amounts which have been forfeited in accordance with provisions of the Plan serve to reduce Company contributions.

        The Plan allows participants to borrow funds from their account. All loans require approval by the Benefits Administrative Committee. Monthly payroll deductions are required to repay the loan in five years, or longer if the loan is used to acquire, construct or rehabilitate a principal residence. Loans bear interest at a rate determined by the Administrative Committee. Loans must be repaid in full at the time of retirement or termination.

        The Plan may be terminated by the Company at any time. In the event of termination, participants accounts become fully vested.

        During fiscal 1992, two affiliated plans were merged into the Plan. Each participant's balance in the former plans were transferred to the Plan. The participants were allowed to direct their account balances to one or more of the funds in the Plan.

   Note C - Income Tax Status:

        Universal Foods Corporation has received a ruling from the Internal Revenue Service substantiating that the Plan qualifies under Section 401 of the Internal Revenue Code of 1954, as amended; as such the Plan is exempt from Federal income tax, and amounts contributed by Universal Foods Corporation are not taxed to the employee until a distribution from the Plan is received.

   Note D - Investments:

        Investments of the Plan are stated at fair or contract values. These investments are summarized as follows:

                                              September 30,

                                          1993             1992

    Investments as determined by
    quoted market price:
         Common stock                 $23,991,836      $19,828,896

         U.S. government
         securities                     1,923,564        2,156,464
                                       __________       __________
                                       25,915,400       21,985,360

    Investments as determined by
    withdrawal value from pooled
    investment funds:
         Money Market Fund                326,564        1,527,500

         Pooled equity fund             9,662,350        8,575,701

         Pooled fixed income fund      10,610,820        7,804,526
                                       __________       __________

                                       20,599,734       17,907,727
                                       __________       __________

    Investments as determined by
    contract value - Guaranteed
    insurance contracts                   500,000        1,666,667

    Promissory notes from
    participants                        3,061,520        2,896,191
                                       __________       __________

                                      $50,076,654      $44,455,945
                                       ==========       ==========

    During 1993 and 1992 the Plan investments including investments bought and sold as well as held during the year, appreciated
    (depreciated) in value as follows:

                                          1993             1992
    Equity Fund                        $  301,425       $  593,812

    Universal Foods Common Stock
    Fund                                1,406,124       (4,510,283)
                                       __________       __________
                                       $1,707,549      $(3,916,471)
                                       ==========       ==========


        Investments held which exceeded 5% of net assets available for benefits were as follows:


                                                   Fair Value
                                                At September 30,
    Issuer              Description            1993          1992

    Universal Foods     Common Stock
    Corporation                          $23,991,836   $19,828,896
    Marshall & Ilsley   Marshall Stock
    Trust Company       Fund               9,662,350

    Marshall & Ilsley   Employee Benefit
    Trust Company       Stock Fund                       8,575,701

    Marshall & Ilsley   M&I Stable
    Trust Company       Principal Fund
                        (formerly M&I
                        Employee Benefit
                        GIC Fund)         10,610,820     7,804,526


   Note E - Benefits Payable:

        Effective October 1, 1992, the Plan changed its method of accounting for benefits payable for financial reporting purposes to conform with the Audit and Accounting Guide "Audits of Employee Benefit Plans" ("Guide") dated May 1, 1993. The Guide requires disclosure of benefits payable to participants who have withdrawn from a plan and does not allow accrual of these benefits payable as a liability in the statement of net assets available for benefits. Prior to October 1, 1992, the Plan reported benefits payable as a liability in its statement of net assets available for benefits. As of September 30, 1993, the Plan has benefits payable to terminated participants of $154,829.

                             SUPPLEMENTAL SCHEDULES

                              FURNISHED PURSUANT TO

                   DEPARTMENT OF LABOR'S RULES AND REGULATIONS

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               SEPTEMBER 30, 1993

     NUMBER OF
     SHARES OR                                             FAIR OR
       FACE                                                CONTRACT
      AMOUNT           DESCRIPTION            COST          VALUE

     708,246     Universal Foods
                 Corporation Common
                 Stock                  $15,462,225    $23,991,836
     200,000     U.S. Treasury Bill, due
                 10/21/93                   193,371        193,371

     200,000     U.S. Treasury Bill, due
                 11/18/93                   194,532        194,532

     200,000     U.S. Treasury Bill, due
                 12/16/93                   193,950        193,950
     200,000     U.S. Treasury Bill, due
                 12/02/93                   197,200        197,200

     200,000     U.S. Treasury Bill, due
                 01/13/94                   196,420        196,420
     200,000     U.S. Treasury Bill, due
                 02/10/94                   196,290        196,290

     200,000     U.S. Treasury Bill, due
                 02/24/94                   196,944        196,944

     200,000     U.S. Treasury Bill, due
                 04/07/94                   196,187        196,187

     200,000     U.S. Treasury Bill, due
                 07/28/94                   194,382        194,382

     164,288     ILA - Treasury
                 Obligation Portfolio       164,288        164,288
                                         __________     __________
                                         17,385,789     25,915,400
                                         __________     __________
          Pooled Investment Funds:

     952,894     Marshall Stock Fund      9,533,887      9,662,350
     326,564     Marshall Money Market
                 Fund                       326,564        326,564

  10,610,820     M&I Stable Principal
                 (formerly the M&I
                 Employee Benefit GIC
                 Fund)                   10,610,820     10,610,820
                                         __________     __________
                                         20,471,271     20,599,734
                                         __________     __________
     500,000     Ohio National
                 Guaranteed Insurance
                 Contract, 9.10%, due
                 4/15/94                    500,000        500,000

   3,061,520     Promissory Notes from
                 Participants Interest
                 ranging from 7.5% to
                 12.5%                          -0-      3,061,520
                                          _________     __________
                                        $38,357,060    $50,076,654
                                         ==========     ==========

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                          Year Ended September 30, 1993

        Identity of                                   Cost of
         Issuer and        Purchase      Selling       Assets      Net Gain
        Description          Price        Price         Sold        (Loss)

    Single
    Transactions:
    M&I Employee
    Benefit Stock Fund               $8,780,350    $5,186,366   $3,593,984

    Marshall Stock Fund $8,780,350

    Series of
    Transactions:
    M&I Employee
    Benefit Money
    Market Fund

          21 Purchases   2,774,586
          38 Sales                    4,302,086     4,302,086          -0-
    M&I Employee
    Benefit Stock Fund

           1 Purchase       73,974
           2 Sales                    8,824,505     5,212,825    3,611,680

    M&I Stable
    Principal Fund
    (formerly the M&I
    Employee Benefit
    GIC Fund)
          38 Purchases   3,721,064
          22 Sales                      914,770       914,770          -0-

    Universal Foods
    Corp. Common Stock
          29 Purchases   3,965,929
          10 Sales                      898,706       964,758      (66,052)

    ILA - Treasury
    Obligation
    Portfolio

          66 Purchases   2,602,659
          56 Sales                    4,005,571     4,005,571          -0-
    Promissory Notes
    From Participants

         242 Purchases   1,264,275
          35 Sales                    1,327,788     1,327,788          -0-

    Marshall Stock Fund
          55 Purchases  10,393,729
          47 Sales                      857,974       859,842       (1,868)

    Marshall Money
    Market Fund
         225 Purchases  10,086,506
         223 Sales                    9,759,942     9,759,942          -0-

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                      UNIVERSAL FOODS CORPORATION
                                      (Registrant)

   Dated:  March 24, 1994

                                      _______________________________________
                                      Terrence M. O'Reilly
                                      Vice President, Secretary and General
   Counsel

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1993 ANNUAL REPORT ON FORM 10-K

                                           Incorporated
     Exhibit                                Herein by
     Number         Description             Reference        Page

       3.1    Restated Articles of                             *
              Incorporation
       3.2    Restated Bylaws                                  *

        4     Shareholders Rights      (Previously filed
              Plan                     on Form 8-A dated
                                       September 15, 1988
                                       as amended by
                                       Exhibit 3 to Form
                                       8 dated December
                                       22, 1988 and by
                                       Exhibits 4 and 5
                                       to Form 8 dated
                                       September 14,
                                       1990)

       10     Material Contracts

              (a)  Executive           (Previously filed
                   Employment          as Exhibit 10(a)
                   Contract            to the 1985 Annual
                                       Report on Form 10-
                                       K)

              (b)  1981 Incentive      (Previously filed
                   Stock Option Plan   with the Notice of
                                       Annual Meeting &
                                       Proxy Statement
                                       dated December 5,
                                       1981)

              (c)  1985 Stock Plan     (Previously filed
                   for Executive       with the Notice of
                   Employees           Annual Meeting &
                                       Proxy Statement
                                       dated December 12,
                                       1985)

              (d)  1990 Employee       (Previously filed
                   Stock Plan          with the Notice of
                                       Annual Meeting &
                                       Proxy Statement
                                       dated December 18,
                                       1989)

              (e)  Director Stock      (Previously filed
                   Grant Plan, as      as Exhibit 10(e)
                   amended             to the 1991 Annual
                                       Report on Form 10-
                                       K)

              (f)  Management Income   (Previously filed
                   Deferral Plan       as Exhibit 10(f)
                                       to the 1991 Annual
                                       Report on Form 10-
                                       K)

              (g)  Executive Income    (Previously filed
                   Deferral Plan       as Exhibit 10(g)
                                       to the 1991 Annual
                                       Report on Form 10-
                                       K)

              (h)  Executive           (Previously filed
                   Employment and      as Exhibit 10(h)
                   Severance           to the 1991 Annual
                   Agreement           Report on Form 10-
                                       K)

              (i)  Trust Agreement     (Previously filed
                   dated January 18,   as Exhibit 18 to
                   1988 between the    Amendment No. 1 of
                   Company and         the Company's
                   Marshall & Ilsley   Schedule 14D-9
                   Trust Company       filed December 9,
                                       1988)

              (j)  Trust Agreement     (Previously filed
                   dated January 18,   as Exhibit 19 to
                   1988 between the    Amendment No. 1 of
                   Company and         the Company's
                   Marshall & Ilsley   Schedule 14D-9
                   Trust Company       filed December 9,
                                       1988)

              (k)  Trust Agreement     (Previously filed
                   dated September     as Exhibit 20 to
                   18, 1988 between    Amendment No. 1 of
                   the Company and     the Company's
                   Marshall & Ilsley   Schedule 14D-9
                   Trust Company       filed December 9,
                                       1988)

              (l)  Management          (Previously filed
                   Incentive Plan for  as Exhibit 10(i)
                   Major Corporate     to the 1991 Annual
                   Executives          Report on Form 10-
                                       K)
       13     Annual Report to                                 *
              Shareholders for the
              year ended September
              30, 1993

       22     Significant                                      *
              Subsidiaries of
              Universal Foods
              Corporation

      23.1    Consent of Deloitte &                            *
              Touche
      23.2    Consent of Deloitte &
              Touche regarding the
              Universal Foods
              Corporation Retirement
              Employee Stock
              Ownership Plan

      23.3    Consent of Deloitte &
              Touche regarding the
              Universal Foods
              Corporation Savings
              Plan

       99     Notice of Annual
              Meeting and Proxy
              Statement, dated
              December 17, 1993 (to
              be filed with the
              Securities and Exchange
              Commission within 120
              days of the end of the
              Company's fiscal year
              covered by this Form
              10-K pursuant to
              Instruction G(3) of
              Form 10-K and
              Regulation 14A under
              the Securities Exchange
              Act of 1934)


   _______________

   *    Previously filed.