Form 10-Q
period 1994-03-31
UNIVERSAL FOODS CORP
filed 1994-05-16
CIK 310142

===================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

   (Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:    March 31, 1994

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to
   such filing requirements for at least the past 90 days.    Yes  [X]
   No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                              Outstanding at March 31, 1994

   Common Stock, par value $0.10 per share      26,027,105 shares

   ===================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX



                                                                     Page No.

        PART I, FINANCIAL INFORMATION:

             Consolidated Condensed Balance Sheets
             - March 31, 1994 and September 30, 1993.                       1

             Consolidated Condensed Statements of Earnings
             - Three and Six Months Ended
             March 31, 1994 and 1993.                                       2

             Consolidated Condensed Statements of Cash Flows
             - Six Months Ended March 31, 1994 and 1993.                    3

             Notes to Consolidated Condensed
               Financial Statements.                                        4

             Management's Discussion and Analysis of
               Operations, Financial Condition and
               Forward Looking Information.                                 5

        PART II, OTHER INFORMATION

             Item 6, Exhibits and Reports on Form 8-K.                      7

             Signatures.                                                    8

                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)
                                                     March 31
                                                       1994      September 30
                       ASSETS                      (Unaudited)       1993

    CURRENT ASSETS:
       Cash and cash equivalents                    $ 21,895      $ 11,356

       Trade accounts receivable                     103,783        94,339

       Inventory:
         Finished and in-process products            121,138       114,178

         Raw materials and supplies                   56,672        60,404
       Prepaid expenses and other current assets      44,305        31,841
                                                    --------      --------

              TOTAL CURRENT ASSETS                   347,793       312,118

    INVESTMENTS AND OTHER ASSETS                      30,515        28,502

    INTANGIBLES                                      112,181       107,381
    PROPERTY, PLANT AND EQUIPMENT

       Cost:

         Land and buildings                          136,024       131,709
         Machinery and equipment                     366,066       340,446
                                                    --------      --------
                                                     502,090       472,155

       Less accumulated depreciation                 210,510       190,163
                                                    --------      --------
                                                     291,580       281,992
                                                    --------      --------

              TOTAL ASSETS                          $782,069      $729,993
                                                    --------      --------

        LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:

       Short-term borrowings                        $ 57,103      $ 14,945

       Accounts payable, accrued expenses and
         other liabilities                           114,072       142,980

       Federal and state income taxes                 11,667        11,035

       Current maturities on long-term debt            4,744         5,663
                                                    --------      --------

              TOTAL CURRENT LIABILITIES              187,586       174,623

    DEFERRED INCOME TAXES                             19,989        20,557

    OTHER DEFERRED LIABILITIES                        18,595        20,571

    ACCRUED EMPLOYEE AND RETIREE BENEFITS             39,184        37,269

    LONG-TERM DEBT                                   206,498       171,907

    SHAREHOLDERS' EQUITY

       Common stock                                    2,698         2,698
       Additional paid-in capital                     80,356        79,826
       Earnings reinvested in the business           263,901       246,939
                                                    --------      --------
                                                     346,955       329,463

       Less:  Treasury stock, at cost                 26,488        14,693
              Other                                   10,250         9,704
                                                    --------      --------

                                                     310,217       305,066
                                                    --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $782,069      $729,993
                                                    ========      ========

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)


                                     Three Months             Six Months
                                    Ended March 31          Ended March 31
                                   1994        1993        1994        1993

    Total Revenue                $237,082    $216,663    $457,873     $426,037

    Cost of Products Sold         157,645     144,688     301,804      281,361
                                 --------    --------    --------     --------
    Gross Profit                   79,437      71,975     156,069      144,676

    Selling and Administrative
       Expenses                    52,117      46,526     102,083       93,613
                                 --------    --------    --------     --------
    Operating Income               27,320      25,449      53,986       51,063

    Interest Expense                4,002       3,913       7,532        7,807
                                 --------    --------    --------     --------
    Earnings Before Income Taxes   23,318      21,536      46,454       43,256

    Income Taxes                    8,744       8,130      17,420       16,329
                                 --------    --------    --------     --------

    Earnings Before Accounting
       Changes                     14,574      13,406      29,034       26,927

    Accounting Changes                 --          --          --       23,563
                                 --------    --------    --------     --------

    Net Earnings                 $ 14,574    $ 13,406    $ 29,034     $  3,364
                                 --------    --------    --------     --------


    Weighted Average Number of
       Common Shares
       Outstanding             26,024,000  26,350,000  26,218,000   26,337,000
                               ==========  ==========  ==========   ==========


    Earnings Per Common Share:
       Earnings Before Ac-
          counting Changes        $  .56      $  .51      $ 1.11    $ 1.02

       Accounting Changes             --          --          --      (.90)
                                  ------      ------      ------    ------
       Net Earnings               $  .56      $  .51      $ 1.11    $  .12
                                  ======      ======      ======    ======

    Dividends Per Common Share    $  .23      $  .22      $  .46    $  .44
                                  ======      ======      ======    ======


                     See Accompanying Notes to Consolidated
                         Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)

                                                   Six Months Ended March 31
                                                      1994           1993

    Cash flows from operating activities:
      Net earnings                                  $ 29,034      $  3,364

      Adjustments to reconcile net earnings to cash provided by (used in) operating activities:

        Cumulative effect of accounting changes           --        23,563

        Depreciation and Amortization                 20,667        18,122

        Changes in operating assets and
          liabilities and other adjustments          (49,372)      (46,084)
                                                     -------       -------

      Net cash provided by (used in) operating
        activities                                  $    329      $ (1,035)
                                                    --------      --------
    Cash flows from investing activities:

       Acquisition of property, plant and
         equipment                                   (25,969)      (16,802)

       Acquisition of new business                   (11,061)       (4,767)

       Proceeds from sale of property,plant and
         equipment and other productive assets           480           344

       Increase in investments                        (1,970)         (722)
                                                    --------      --------

       Net cash used in investing activities         (38,520)      (21,947)
    Cash flows from financing activities:

       Proceeds from additional borrowings           102,793        49,356

       Reductions in long-term debt                  (28,056)      (18,271)
       Proceeds from options exercised and
         dividend reinvestment                           183           199

       Purchase of treasury stock                    (14,118)          ---
       Dividends paid                                (12,072)      (11,591)
                                                    --------      --------

       Net cash provided by financing
        activities                                    48,730        19,693
    Net increase (decrease) in cash and cash
      equivalents                                     10,539        (3,289)

    Cash and cash equivalents at beginning of
      period                                          11,356        11,030
                                                    --------      --------

    Cash and cash equivalents at end of period      $ 21,895      $  7,741
                                                    ========      ========
    Supplement Disclosure of Cash Flow
      Information:

       Cash paid during the period for:

         Interest                                   $  6,176      $  8,685
         Income taxes                                 17,563        15,888

                     See Accompanying Notes to Consolidated
                         Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and September 30, 1993, and the results of operations and cash flows for the three and six month periods ended March 31, 1994 and 1993. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

   5. During the six months ended March 31, 1994, the Company repurchased 450,700 shares of common stock for an aggregate price of $14,118,000.

   6. For the six months ended March 31, 1994, depreciation and amortization were $17,761,000 and $2,906,000, respectively. For the six months ended March 31, 1993, depreciation and amortization were $15,442,000 and $2,680,000 respectively.

   7. The Company acquired Destillaciones Garcia de la Fuente, S.A. (DGF), a specialty flavor and fragrance company, effective January 1, 1994. The acquisition has been accounted for as a purchase and, accordingly, the results of operations and financial position of DGF are reflected in the Consolidated Condensed Financial Statements from the effective date of the acquisition. The impact of the acquisition on the financial statements of the Company is not material.

   8. On April 18, 1994 the Company announced the signing of an agreement to sell for cash its Frozen Foods Division to ConAgra, Inc. The agreement provides for a purchase price which reflects a premium over book value; no other terms were disclosed. The transaction is expected to close on June 1, 1994.

   9. Effective October 1, 1992, the Company adopted the provisions of Statement of Accounting Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions" and Statement of Accounting Standards No. 112 (SFAS No. 112), "Employer's Accounting for Postemployment Benefits", whereby the cost of postretirement and postemployment benefits is accrued during an employee's active service period rather than expensed as incurred. The after-tax transition effect of adopting SFAS No. 106 and 112 on an immediate recognition basis, as of October 1, 1992, reduced fiscal 1993 first quarter earnings by $23,563,000, or $.90 per share. In addition, application of SFAS No. 106 and 112 decreased the six months ended March 31, 1993 Earnings Before Accounting Changes by $1,532,000, net of tax, or $.06 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION


   RESULTS OF OPERATIONS:

        Revenue from operations for the second quarter was $237,082,000, a 9% increase from $216,663,000 reported in the comparable quarter last year. Revenue for the first six months ended March 31, 1994, was $457,873,000, a 7% increase from the prior year's sales of $426,037,000.

        Gross profit margins increased to 33.5% of revenues during the second quarter compared with 33.2% during the same period last year. Gross profit margins for the first six months increased to 34.1% from 34.0%.

        Selling and administrative expenses increased slightly to 22.0% of revenues during the second quarter compared with 21.5% during the same period last year. For the first six months of fiscal 1994 selling and administrative expenses increased to 22.3% from 22.0%.

        Interest expense in the second quarter increased to $4,002,000 from $3,913,000 in the same period last year and decreased to $7,532,000 from $7,807,000 for the six months ended March 31, 1994 and 1993, respectively. The increase in the current quarter primarily resulted from higher average outstanding debt, slightly offset by lower interest rates, compared with the same period last year. The decrease year-to-date is primarily due to lower interest rates during the six-month period.

        The income tax provision for the second quarter and first six months of fiscal 1994 exceeded the 34% statutory rate primarily as a result of the state income tax provision and the non-tax deductibility of certain expenses such as the amortization of intangibles.

   FINANCIAL CONDITION:

        The current ratio increased to 1.9:1 at March 31, 1994, from 1.8:1 at September 30, 1993. Net working capital increased $22,712,000 to $160,207,000 at March 31, 1994 from $137,495,000 at September 30,
        1993.

        Net cash used in investing activities was $38,520,000 for the six months ended March 31, 1994. Included in investing activities are capital additions of $25,969,000 year-to-date. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth. Major projects currently underway include an expansion of the confection room at the Flavor Division's Amboy plant and upgrade of the software used by the North American operations of the Flavor Division. Also included in investing activities is the acquisition of a new business for $11,061,000. This represents the acquisition of DGF in the second quarter as described in Note #7 on page 4.

        Net cash provided by financing activities was $48,730,000 for the six-month period. Included in financing activities are proceeds from additional borrowings of $102,793,000 and reductions of debt of $28,056,000 for the six months ended March 31, 1994. The net increase in debt was used primarily to fund capital expenditures, treasury stock purchases and the acquisition of DGF. Dividends of $5,985,000 were paid in the second quarter.

   FORWARD LOOKING INFORMATION:

        Management is pleased with the Company's progress so far this year. The Company expects continued growth in volumes, revenue, and operating profit from its on-going businesses during the remainder of the year.

                                     PART II

                                OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (b) No reports on Form 8-K were required to be filed during the quarter ended March 31, 1994.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL FOODS CORPORATION



   Date:  May 12, 1994           By:  /s/  Terrence M. O'Reilly
                                      Terrence M. O'Reilly,
                                      Vice President, Secretary and
                                      General Counsel

   Date:  May 12, 1994           By:  /s/  Geoffrey J. Hibner
                                      Geoffrey J. Hibner,
                                      Vice President - Finance