Form 10-Q
period 1994-06-30
UNIVERSAL FOODS CORP
filed 1994-08-15
CIK 310142

========================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 1994

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to
   such filing requirements for at least the past 90 days.    Yes   X
   No


   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                 Class                         Outstanding at June 30, 1994
   Common Stock, par value $0.10 per share            26,044,040 shares


   =======================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX



                                                                     Page No.

        PART I, FINANCIAL INFORMATION:

                Consolidated Condensed Balance Sheets
                - June 30, 1994 and September 30, 1993.                     1

                Consolidated Condensed Statements of Earnings
                - Three and Nine Months Ended
                  June 30, 1994 and 1993.                                   2

                Consolidated Condensed Statements of Cash Flows
                - Nine Months Ended June 30, 1994 and 1993.                 3

                Notes to Consolidated Condensed
                  Financial Statements.                                     4

                Management's Discussion and Analysis of
                  Results of Operations, Financial Condition
                  and Forward Looking Information                           6

        PART II, OTHER INFORMATION

                Item 5, Other Information                                   8

                Item 6, Exhibits and Reports on Form 8-K.                  13

                Signatures.                                                14

                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)

                                                      June 30
                                                       1994       September 30
                  ASSETS                            (Unaudited)         1993

   CURRENT ASSETS:
      Cash and cash equivalents                        $ 46,369      $  11,356
      Trade accounts receivable                         115,708         94,339
      Inventory:
        Finished and in-process products                131,855        114,178
        Raw materials and supplies                       47,857         60,404
      Prepaid expenses and other current assets          40,025         31,841
                                                        -------        -------
         TOTAL CURRENT ASSETS                           381,814        312,118
   INVESTMENTS AND OTHER ASSETS                          36,070         28,502
   INTANGIBLES                                          109,862        107,381
   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
         Land and buildings                             136,681        131,709
         Machinery and equipment                        382,305        340,446
                                                       --------       --------
                                                        518,986        472,155
      Less accumulated depreciation                     219,005        190,163
                                                        -------       --------
                                                        299,981        281,992
                                                       --------       --------

         TOTAL ASSETS                                  $827,727       $729,993
                                                        =======       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                           $  73,288       $ 14,945
      Accounts payable, accrued expenses
         and other liabilities                          137,424        142,980
      Federal and state income taxes                     15,719         11,035
      Current maturities on long-term debt                4,827          5,663
                                                       --------        -------
         TOTAL CURRENT LIABILITIES                      231,258        174,623
   DEFERRED INCOME TAXES                                 20,127         20,557
   OTHER DEFERRED LIABILITIES                            19,722         20,571
   ACCRUED EMPLOYEE AND RETIREE BENEFITS                 40,139         37,269
   LONG-TERM DEBT                                       194,132        171,907

   SHAREHOLDERS' EQUITY:
      Common stock                                        2,698          2,698
      Additional paid-in capital                         80,179         79,826
      Earnings reinvested in the business               273,224        246,939
                                                       --------       --------
                                                        356,101        329,463
      Less:  Treasury stock, at cost                     25,992         14,693
           Other                                          7,760          9,704
                                                       --------       --------
                                                        322,349        305,066
                                                       --------       --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $827,727       $729,993
                                                       ========       ========

   See accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)

                                          Three Months                 Nine Months
                                          Ended June 30               Ended June 30
                                        1994         1993           1994         1993

   Total Revenue                        $249,467    $228,036       $707,340     $654,073

   Cost of Products Sold                 168,268     151,751        470,072      433,112
                                         -------     -------        -------      -------
   Gross Profit                           81,199      76,285        237,268      220,961

   Selling and Administrative
       Expenses                           52,816      49,815        154,899      143,428
                                        --------    --------       --------     --------
   Operating Income                       28,383      26,470         82,369       77,533

   Interest Expense                        4,170       3,699         11,702       11,506
                                        --------    --------       --------     --------
   Earnings Before Income Taxes           24,213      22,771         70,667       66,027

   Income Taxes                            8,903       8,431         26,323       24,760
                                        --------    --------       --------     --------
   Earnings Before Accounting Changes     15,310      14,340         44,344       41,267

   Accounting Changes                        ---         ---            ---       23,563
                                        --------    --------       --------     --------
   Net Earnings                         $ 15,310    $ 14,340       $ 44,344     $ 17,704
                                        ========    ========       ========     ========
   Weighted Average Number of
      Common Shares Outstanding       26,040,000  26,357,000     26,159,000   26,344,000
                                      ==========  ==========     ==========   ==========


   Earnings Per Common Share:
     Earnings Before Accounting
       Changes                             $ .59       $ .55          $1.70        $1.57

             Accounting Changes              .--         .--            .--         (.90)
                                           -----        -----          -----       ----
             Net Earnings                  $ .59       $ .55          $1.70        $ .67
                                           -----        -----          -----       -----

   Dividends Per Common Share              $ .23       $ .22          $ .69        $ .66
                                           -----        -----          -----       -----

   See accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                   1994         1993

   Cash flows from operating activities:
            Net earnings                                         $ 44,344     $ 17,704
            Adjustments to reconcile net earnings to cash
             provided by (used in) operating activities:
                Cumulative effect of accounting changes               ---       23,563
                Depreciation and amortization                      29,913       27,112
                Changes in operating assets and liabilities
                  and other adjustments                           (24,406)     (30,055)
                                                                  -------      -------
   Net cash provided by operating activities                       49,851       38,324

   Cash flows from investing activities:
            Acquisition of property, plant and equipment          (40,645)     (26,113)
            Acquisition of new businesses                         (15,043)      (9,637)
            Proceeds from sale of property, plant and equipment
             and other productive assets                              480          344
            Increase in investments                                (6,867)      (2,044)
                                                                  -------      -------
            Net cash used in investing activities                 (62,075)     (37,450)

   Cash flows from financing activities:
            Proceeds from additional borrowings                   135,373       33,544
            Reductions in long-term debt                          (56,460)     (19,499)
            Proceeds from options exercised and dividend
             reinvestment                                             502          299
            Purchase of treasury stock                            (14,118)         ---
     Dividends paid                                               (18,060)     (17,390)
                                                                  -------     --------
            Net cash provided by (used in) financing
             activities                                            47,237       (3,046)

   Net increase (decrease) in cash and cash equivalents            35,013       (2,172)

   Cash and cash equivalents at beginning of period                11,356       11,030
                                                                  -------      -------
   Cash and cash equivalents at end of period                    $ 46,369     $  8,858
                                                                  =======      =======
   Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period for:
             Interest                                            $ 10,703     $ 10,735
             Income taxes                                          22,284       23,252

   See accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and September 30, 1993, and the results of operations and cash flows for the three and nine month periods ended June 30, 1994 and 1993. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1993, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an annual estimate rather than as expenses are actually incurred.

   4. On December 15, 1993, the Company issued $20,000,000 of 6.38% senior notes, due in four annual principal payments of $5,000,000 beginning December 15, 2000, and $20,000,000 of 6.70% senior notes, due in nine annual principal payments of $2,222,000 beginning December 15, 2001.

   5. During the nine months ended June 30, 1994, the Company repurchased 450,700 shares of common stock for an aggregate price of $14,118,000.

   6. For the nine months ended June 30, 1994, depreciation and amortization were $25,532,000 and $4,381,000, respectively. For the nine months ended June 30, 1993, depreciation and amortization were $23,084,000 and $4,028,000 respectively.

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

   8. The Company acquired Campbell Foods PLC, a processor of air and freeze-dried vegetables, effective June 8, 1994. The acquisition has been accounted for as a purchase and, accordingly, the results of operation and financial position of this business are reflected in the Consolidated Condensed Financial Statements from the effective date of the acquisition. The impact of the acquisition on the financial statements of the Company is not material.

   9. The Company acquired Champlain Industries Limited (Champlain), a manufacturer of savory flavorings and flavor enhancers, effective July 7, 1994. The acquisition will be accounted for as a purchase and the results of operations and financial position of Champlain will be reflected in the Consolidated Condensed Financial Statements from the effective date of the acquisition. The impact of the acquisition on the financial statements of the Company is not material.

   10. Effective August 1, 1994, the Company sold for cash its Frozen Foods Division to ConAgra, Inc. The agreement provides for a purchase price which reflects a premium over book value. See Item 5 of this Report for a discussion of and pro forma financial statements relating to this transaction.

   11. Cash and cash equivalents at June 30, 1994 includes funds available to finance our on-going acquisition program including the purchase of Champlain Industries Limited, as discussed in Note 9.

   12. Effective October 1, 1992, the Company adopted the provisions of Statement of Accounting Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions" and Statement of Accounting Standards No. 112 (SFAS No.
           112), "Employer's Accounting for Postemployment Benefits", whereby the cost of postretirement and postemployment benefits is accrued during an employee's active service period rather than expensed as incurred. The after-tax transition effect of adopting SFAS No. 106 and 112 on an immediate recognition basis, as of October 1, 1992, reduced fiscal 1993 first quarter earnings by $23,563,000, or $.90 per share. In addition, application of SFAS No. 106 and 112 decreased the nine months ended June 30, 1993 Earnings Before Accounting Changes by $1,957,000, net of tax, or $.07 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION




   RESULTS OF OPERATIONS:

           Third quarter revenue from operations of $249,467,000 represents a 9.4% increase from the same quarter in 1993. Revenue for the first nine months of 1994 was $707,340,000, a 8.1% increase from $654,073,000 for 1993.

           The gross profit margin for the third quarter was 32.5% compared with 33.5% for the same quarter last year. For the first nine months, the gross margin decreased slightly to 33.5% from 33.8%.

           Selling and administrative expenses decreased to 21.2% of revenue during the third quarter compared with 21.8% during the same period last year. For the first nine months of fiscal 1994, selling and administrative expenses remained unchanged at 21.9%.

           Interest expense increased in the third quarter to $4,170,000 from $3,699,000 for the third quarter of 1993. Interest expense for nine months has slightly increased to $11,702,000 in 1994 from $11,506,000 for 1993. The increase in interest expense is primarily attributed to higher average outstanding debt, partially offset by lower interest rates compared with the same periods last year.

           The income tax provision for the third quarter and the first nine months of fiscal 1994 exceeded the 34% statutory rate primarily as a result of the state income tax provision and the non-tax deductibility of certain expenses such as the amortization of intangibles.


   FINANCIAL CONDITION:

           At June 30, 1994, the current ratio was 1.7:1, a decrease from 1.8:1 at September 30, 1994. The net working capital at June 30, 1994 was $150,556,000. This is an increase of $13,061,000 from the net working capital of $137,495,000 at September 30, 1993.

           For the nine months ended June 30, 1994, the net cash used in investing activities was $62,075,000. Capital expenditures, the most sizeable investing activity, were $40,645,000 for this period. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth. Major projects currently underway include an expansion of the confection room at the Flavor Divisions Amboy Plant and an upgrade of the software used by the North American operations of the Flavor Division. Also included in investing activities is the acquisition of new businesses of $15,043,000. Further details of these acquisitions can be found in Notes 7 - 9 on pages 4 and 5.

           Net cash provided by financing activities was $47,237,000 for the nine months ended June 30, 1994. Included in financing activities are proceeds from additional borrowings of $135,373,000 and reductions of debt of $56,460,000 for the nine month period. The net increase in debt was used primarily to fund capital expenditures, purchase of treasury stock and the acquisition of new businesses noted above.


   FORWARD LOOKING INFORMATION:

           Management is pleased with the operating and financial results of the Company despite the slow growth in the food industry. The Company is focused on improving unit sales, product mix and productivity and anticipates continued growth in operating earnings in the fourth quarter.

                                     PART II

                                OTHER INFORMATION

   Item 5.   OTHER INFORMATION

   a.      Sale of Stock

           On August 1, 1994, the company consummated the sale of its frozen foods business (the Division ) to ConAgra, Inc., a Delaware corporation ( ConAgra ). The transaction took the form of the sale of the stock of Universal Frozen Foods Co., a subsidiary of the Company (the Subsidiary ), pursuant to the Stock Purchase Agreement, dated as of April 15, 1994, among ConAgra, the Company
           and Universal Holding, Inc. (the   Stock Purchase Agreement ).
           There is no material relationship between ConAgra and the Company or any of its affiliates, directors or officers or any of their associates.

           The Division produced frozen potato products for U.S. and international markets. It was headquartered in Boise, Idaho and operated processing facilities in Idaho, Oregon and Washington, employing approximately 2,000 people.

           The cash purchase price for the Division consisted of base consideration that was paid at the closing and earnout consideration that is payable over a five year period. The base consideration was $163 million, subject to certain adjustments based upon the net equity of the Division as of the closing date. The earnout consideration of approximately $57 million is an annual amount payable for each of the five years following the closing. The amount of the earnout consideration is 50% of the sales margin for the business (based upon net sales of the business less direct manufacturing costs) subject to the following
           maximum amounts applicable to each such year:  (a)   $16 million
           for the first year; (b) $14 million for the second year; (c) $12 million for the third year; (d) $10 million for the fourth year; and (e) $5 million for the fifth year. The earnout consideration is payable in quarterly installments during each year. In connection with the transaction, the Company also agreed to make an election under Section 338(h) (10) of the Internal Revenue Code of 1986 to treat the sale of stock of the Subsidiary as a sale of all of the assets of the Subsidiary for federal income tax purposes and state income tax purposes.

           The foregoing summary description of the terms of the transaction is qualified in its entirety by reference to the Stock Purchase Agreement, attached as Exhibit 2 hereto, which exhibit is incorporated by reference herein.

           The foregoing description is included herein in lieu of reporting the transaction on a Form 8-K current Report.

   b.      Financial Statements and Pro Forma Information

           The following unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1994 and the Pro Forma Condensed Consolidated Statements of Income for the 9 month period then ended and the year ended September 30, 1993 give effect to the sale of the Company s frozen foods business. The adjustments related to the Pro Forma Condensed Consolidated Balance Sheet assume the transaction was consummated at June 30, 1994, while the adjustments to the Pro Forma Condensed consolidated Income Statements assume the transaction was consummated at the beginning of the period presented. The actual sale occurred on August 1, 1994. The pro forma information is based on the historical financial statements for the Company which have been adjusted to reflect the discontinued operations. These unaudited Pro Forma Condensed Consolidated Financial Statements are not necessarily indicative of the results that actually would have occurred if the sale had been in effect as of and for the periods presented, or what may be achieve by the Company's continuing operations in the future. The unaudited Pro Forma Condensed Consolidated Financial Statements should be reviewed in conjunction with the company s historical financial statements and notes thereto, contained in the company s annual report on form 10-K for the year ended September 30, 1993.

                           UNIVERSAL FOODS CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1994
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                        (a)
                                                     Consolidated    Pro Forma        Pro Forma
                                                       6-30-94       Adjustments   Consolidated
   CURRENT ASSETS:
      Cash and cash equivalents                       $ 46,369       $  73,000 (b)    $119,369
      Trade accounts receivable                        115,708         (21,867)         93,841
            Inventory:
        Finished and in-process products               131,855         (37,270)         94,585
        Raw materials and supplies                      47,857          (6,300)         41,557
      Prepaid expenses and other current assets         40,025          (9,186)         30,839
                                                     ---------       ---------        --------
         TOTAL CURRENT ASSETS                          381,814          (1,623)        380,191

   INVESTMENTS AND OTHER ASSETS                         36,070            (514)         35,556

   INTANGIBLES                                         109,862         (16,952)         92,910

   PROPERTY PLANT AND EQUIPMENT:
     Cost:
       Land and buildings                              136,681         (29,104)        107,577
       Machinery and equipment                         382,305        (103,755)        278,550
                                                       -------       ---------        --------
                                                       518,986        (132,859)        386,127
   Less accumulated depreciation                       219,005         (47,604)        171,401
                                                       -------       ---------        --------
                                                       299,981         (85,255)        214,726
                                                      --------       ---------        --------
       TOTAL ASSETS
                                                      $827,727       $(104,344)       $723,383
                                                      ========       =========        ========
   CURRENT LIABILITIES:
     Short-term borrowings                            $ 73,288       $ (68,000)(b)      $5,288
     Accounts payable, accrued expenses and
      other liabilities                                137,424         (16,529)        120,895
     Federal and state income taxes                     15,719          14,490 (c)      30,209
     Current maturities on long-term debt                4,827                           4,827
                                                      --------       ---------         -------
        TOTAL CURRENT LIABILITIES                      231,258         (70,039)        161,219

   DEFERRED INCOME TAXES                                20,127                          20,127

   OTHER DEFERRED LIABILITIES                           19,722                          19,722

   ACCRUED EMPLOYEE AND RETIREE BENEFITS                40,139          (2,305)         37,834

   LONG-TERM DEBT                                      194,132         (34,000)(b)     160,132

   SHAREHOLDERS' EQUITY
     Common Stock                                        2,698                           2,698
     Additional paid-in capital                         80,179                          80,179
     Earnings reinvested in the business               273,224           2,000         275,224
                                                      --------       ---------       ---------
                                                       356,101           2,000         358,101
     Less: Treasury stock, at cost                      25,992                          25,992
       Other                                             7,760                           7,760
                                                      --------       ---------       ---------
                                                       322,349           2,000         324,349
                                                      --------       ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $827,727       $(104,344)       $723,383
                                                      ========       =========       =========

   (a) -  Universal Foods consolidated is adjusted by Universal Frozen Foods balances as of
          June 30, 1994 on a line by line basis.
   (b) -  As of the date of this balance sheet, the estimated proceeds would have been approximately $175 million and is used to reduce short term and long term debt with the balance reflected as an increase in cash.
   (c) -  Estimated income tax liability resulting from the sale transaction.

                           UNIVERSAL FOODS CORPORATION
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED JUNE 30, 1994
                     (000's omitted, except Per Share Data)
                                   (UNAUDITED)

                                                      (a)
                                   Consolidated    Pro Forma     Pro Forma
                                     6-30-94      Adjustments   Consolidated

   Total Revenue                     $707,340      $(214,085)      $493,255

   Cost of Goods Sold                 470,072       (159,814)       310,258

                                     --------       --------       --------
   Gross Profit                       237,268        (54,271)       182,997

   Selling and Administrative
    Expenses                          154,899        (40,132)       114,767
                                     --------       --------       --------
   Operating Income                    82,369       (14,139)         68,230

   Interest Expense                    11,702        (2,231)(b)       9,471
                                     --------      ---------       --------
   Earnings Before Income Taxes        70,667       (11,908)         58,759

   Income Taxes                        26,323        (4,436)         21,887
                                     --------      ---------       --------
   Earnings Before Accounting
    Changes                          $ 44,344     $  (7,472)       $ 36,872
                                     ========     =========        ========

   Weighted Average Number of
    Common Shares Shares
    Outstanding                        26,159                        26,159
                                     ========                      ========

   Earnings Per Common Share:
       Earnings Before Accounting
       Changes                          $1.70                         $1.41
                                        =====                         =====


   (a) - Universal Foods consolidated is adjusted by Universal Frozen Foods for the period ending June 30, 1994 on a line by line basis.

   (b) - Reflects the interest expense impact related to Universal Foods reduction of average short term debt of approximately
           $67 million for the period ending June 30, 1994.

                           UNIVERSAL FOODS CORPORATION
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED SEPTEMBER 30, 1993
                     (000's omitted, except Per Share Data)
                                   (UNAUDITED)

                                                      (a)

                                   Consolidated    Pro Forma     Pro Forma
                                     9-30-93      Adjustments   Consolidated

   Total Revenue                     $891,566     $(266,572)       $624,994

   Cost of Goods Sold                 589,735      (192,866)        396,869
                                     --------      ---------       --------
   Gross Profit                       301,831       (73,706)        228,125

   Selling and Administrative
    Expenses                          196,102       (49,951)        146,151
                                     --------     ---------        --------
   Operating Income                   105,729       (23,755)         81,974

   Interest Expense                    15,172        (2,328)(b)      12,844
                                     --------       --------       --------
   Earnings Before Income Taxes        90,557       (21,427)         69,130

   Income Taxes                        33,959        (8,035)         25,924
                                     --------      --------        --------
   Earnings Before Accounting
    Changes                          $ 56,598     $ (13,392)       $ 43,206
                                     ========      ========        ========

   Weighted Average Number of
     Common Shares Shares
     Outstanding                       26,350                        26,350
                                        =====                       =======

   Earnings Per Common Share:
       Earnings Before Accounting
        Changes                         $2.15                         $1.64
                                        =====                         =====

   (a) - Universal Foods consolidated is adjusted by Universal Frozen Foods for the period ending September 30, 1993.

   (b) - Reflects the interest expense impact related to Universal Foods reduction of average short term debt of approximately
           $66 million for the period ending September 30, 1993.

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit 2 -      Stock Purchase Agreement, dated as of April 15,
                            1994, among ConAgra, Inc., Universal Foods
                            Corporation and Universal Holding, Inc.

       (b) No reports on Form 8-K were required to be filed during the quarter ended June 30, 1994.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNIVERSAL FOODS CORPORATION



   Date:  August 12, 1994     By:  /s/  Terrence M. O'Reilly
                              Terrence M. O'Reilly, Vice President,
                              Secretary and General Counsel






   Date:  August 12, 1994     By:  /s/  John E. Heinrich
                              John E. Heinrich, Vice President and Chief
                              Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.           Description

     2 Stock Purchase Agreement, dated as of April 15, 1994, among ConAgra, Inc., Universal Foods Corporation and Universal Holding, Inc.