Form 10-K
period 1994-09-30
UNIVERSAL FOODS CORP
filed 1994-12-19
CIK 310142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended September 30, 1994
                                 or
        /_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ____________ to ____________

                          Commission File Number 1-7626

                           UNIVERSAL FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

                   Wisconsin                             39-0561070
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification No.)

             433 East Michigan Street
              Milwaukee, Wisconsin                          53202
     (Address of principal executive offices)            (Zip Code)

               Registrant's telephone number, including area code:
                                 (414) 271-6755

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                             Name of each exchange
         Title of each class                    on which registered

    Common Stock, $.10 par value        New York Stock Exchange, Inc.
    Associated Common Share Purchase
    Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
   Yes    X     No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-K or any amendment to this Form 10-K.    X

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 2, 1994: 26,977,437 shares of Common Stock, $.10 par value, including 898,562 treasury shares.

             Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 2, 1994 was $723,688,781.

                      Documents Incorporated By Reference

             1. Portions of Universal Foods Corporation 1994 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

             2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 16, 1994 (Parts II and III of Form 10-K)

                                     PART I
   ITEM 1.   BUSINESS - Food

        Universal Foods Corporation (the "Company") was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 433 East Michigan Street, Milwaukee, Wisconsin 53202, telephone (414) 271-6755.
   The Company engages in the international development, manufacture and distribution of value-added ingredients and ingredient systems to food products and other items. Principal products of the Company include food, beverage and dairy flavors; certified and natural colors for foods, cosmetics and pharmaceuticals; dehydrated vegetable products; a diverse line of yeast products; and flavor enhancers, secondary flavorings and other bioproducts. The Company exited the frozen potato business during Fiscal 1994.

        The following material from the Universal Foods Corporation 1994 Annual Report to Shareholders is incorporated by reference:

        "Management's Analysis of Operations and Financial Condition" on Pages 18 through 22.

        Note A of Notes to Consolidated Financial Statements - "Summary of Significant Accounting Policies" on Page 27.

        Note I of Notes to Consolidated Financial Statements - "Foreign Operations" on Page 32.


   Description
                                     Flavor

        The Company conducts its food flavor business through its wholly-owned subsidiary Universal Flavor Corporation ("Universal Flavor"). Universal Flavor manufactures and supplies flavors and ingredient systems to the dairy, food processor and beverage industries worldwide and is a recognized leader in the dairy and beverage flavor markets. It operates plants located in Kearny, New Jersey; Amboy, Illinois; Indianapolis, Indiana; and Fenton, Missouri. Universal Flavor has eleven additional plants in Canada, Mexico, Belgium, Great Britain, Italy, Spain, Australia, New Zealand, Hong Kong and the Philippines. Products are sold primarily through employee sales representatives with some assistance from food brokers.

        Strategic acquisitions have expanded Universal Flavor's product lines and processing capabilities. In April 1990, the Company acquired the international flavor business of Felton Worldwide, a subsidiary of Harrisons and Crosfield, PLC, of Great Britain. This acquisition strengthened Universal Flavor's position as a major flavor producer in Great Britain and gave Universal Flavor a larger presence on the European continent and in the Pacific Rim. In September 1991, the Company acquired Fantasy Flavors, Inc. Combining Fantasy's product lines with the Company's existing BlankeBaer operation positions Universal Flavor as the premier dairy ingredient systems supplier in North America. The January 1992 acquisition of Curt Georgi Imes, S.P.A. brought particular strength in the Italian bakery and dairy flavor markets, as well as experienced research and development and sophisticated analytical capabilities. The January 1994 acquisition of Destillaciones Garcia de la Fuente, S.A.
   (DGF), based in Granada, Spain, provided a depth of expertise for expanding into aroma chemicals and essential oils, both of which are used to create flavors as well as fragrances. In July 1994, Universal Flavors, through its international subsidiary, purchased its partner's 51% interest in Azteca en Ambesco de Mexico. This purchase brought beverages and dairy flavor technology to the Company's other existing Mexican flavor business.


                                      Color

        The Company, through its subsidiary Warner-Jenkinson Company ("W-J"), is the world's leading manufacturer of certified food colors. It also has a growing share of the international natural color market. Its products, sold under such brand names as RED SEAL and SPECTRACOAT, are used by producers of soft drinks, bakery products, processed foods, confections, pet foods, alcoholic beverages and pharmaceuticals. W-J is headquartered in St. Louis, Missouri, the site of its major manufacturing facilities. Latin American customers are served by W-J de Mexico, S.A. de C.V., a manufacturing and sales subsidiary located just outside of Mexico City. W-J Canada (formerly Dyeco Ltd.) operates out of Kingston, Ontario. Other manufacturing facilities are located in King's Lynn, Norfolk, England; Amersfoort, The Netherlands; and Tullamarine, Victoria, Australia. Domestically, the W-J product line is sold principally by the Company's own sales force. International sales are made through distributors and directly by the Company.

        Recent acquisitions have strengthened the business internationally which operates as W-J International. In August 1991, the Company acquired the international food and cosmetic color operations of Morton International, Inc. which provided additional technology in cosmetic colors and a worldwide distribution network. In June 1992, the Company acquired Butterfield Food Ingredients, Ltd., a British food color manufacturer with particular expertise in natural colors and pharmaceutical applications and additional international distribution, particularly in the Far East. During 1993, the Company acquired Spectrum S.A., a Mexican food color distributor with approximately 20% market share in that country.

                               Dehydrated Products

        The Company's subsidiary, Rogers Foods, Inc. ("Rogers"), produces dehydrated onion and garlic and the Company believes it to be the third largest producer of these products in the United States. These items are marketed under the trademark ROGERS FOODS and private labels. Rogers also produces and distributes chili powder, chili pepper, paprika, dehydrated vegetables such as parsley, celery and spinach, and oleoresin (a liquid chili pepper used as a highly concentrated coloring agent) under the brand name CHILI PRODUCTS. Rogers believes it is one of the largest producers of these products.

        Rogers sells dehydrated products directly and through brokers to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. Rogers' processing facilities are located in Turlock, Livingston and Greenfield, California.

        During 1994, the Company acquired a leading European processor of air and freeze-dried vegetables. The acquisition gives the Company a base from which to expand its dehydrated products business internationally. This acquisition in Ireland from Campbell Soup Company also expands the Company's dehydrated technology base to include freeze drying and "puffing," an air-steam process. Vegetables processed using these technologies are premium products because they have a short reconstitution time, a benefit in today's convenience foods such as soups, snacks and other dry foods.

        The Irish operation consists of two companies managed as a single entity in Midleton, County Cork. The group employs about 120 people and now operates as Mallow Foods Ltd.

                                      Yeast

        The Company specializes in the production of compressed, active dry and nutritional yeast products for sale to industrial, institutional and retail accounts under the RED STAR trademark. Compressed yeast and cream yeast must be refrigerated and used soon after production. Active dry yeast is a dehydrated product which has the advantages of longer shelf life, lower shipping costs and ease of handling. Nutritional yeast is a rich source of B-complex vitamins and proteins. Other yeast strains are produced specifically for the wine industry, and the Company purchases a number of allied products, including bakery mixes and baking powder, from others and distributes them.

        The largest market for yeast is the domestic baking industry. In addition, active dry yeast is sold to food processors for inclusion in bread, pizza and similar mixes. The compressed, active dry and fast-acting dry yeast products of the Company bearing the RED STAR and RED STAR QUICK RISE trademarks are sold in ready-to-use packages to retail stores and in two pound packages for food service use. The Company believes it is the largest North American supplier of yeast to the commercial bakery market and the second largest supplier to the retail market.

        The business also exports yeast and allied products throughout the world and manages investments in companies operating yeast and allied product facilities in 12 offshore locations, two of which are wholly-owned subsidiaries. The Company receives revenues in the form of dividends and technical assistance fees from these foreign affiliates.

        Company owned yeast plants are located in Milwaukee, Wisconsin; Baltimore, Maryland; Dallas, Texas; and Oakland, California. The Company distributes its fermentation products largely through its own sales force from its distribution branches. In 1994, the Company purchased a 20% stock interest in and entered an agreement with Minn-Dak Yeast Company, Inc. for contract manufacturing by Minn-Dak under the Red Star label and for Minn-Dak to supply molasses, a major raw material in yeast production, to the Company.

                                   BioProducts

        During 1994, the Company created the Red Star BioProducts Division from its existing Red Star Specialty Products Division and two acquisitions. Red Star Specialty Products had been established as a small, stand-alone profit center in 1989 out of the Company's Fermentation group. With internally developed expertise, the group focused on highly technical product development using extracts from brewer's and baker's yeast. During 1993, Universal BioVentures, the Company's biotechnology group, was integrated into Red Star Specialty Products. This group was given the mission to develop new biotechnological products utilizing the Company's extensive expertise in fermentation, and its research strengths in the molecular biology of microorganisms.

        The 1994 acquisitions of Champlain Industries Limited and the Biolux Group expanded the division's product lines and international presence, making the division a more significant part of the Company.

        Champlain Industries Limited produces savory flavorings and flavor enhancers from vegetable proteins, yeast, meats and milk protein. It is a leading producer of hydrolyzed vegetable proteins (HVP) in North America. The company has operations in Canada, the U.S., and the United Kingdom.

        The Biolux Group is a leading European producer of food, nutritional and feed ingredients derived from brewer's yeast. The acquisition makes the Company a world leader in brewer's yeast extract technology, production and sales. The Biolux Group consists of New Biolux in Belgium and Vitalevor in France. Its products include flavor enhancers, health foods, feed ingredients and nutrients for pharmaceutical and biotechnology processes. The Biolux Group is a major purchaser and processor of brewer's yeast in the European market.

        The expanded Red Star BioProducts Division serves the food processing, fermentation, agriculture, aquaculture and chemical intermediates industries as a diversified supplier of natural extracts and specialty cultures. It supplies various natural extracts from brewer's yeast, baker's yeast, vegetable proteins, meat, casein and other naturally occurring materials. These specialty extracts function primarily as flavor and texture modifiers and enhancers, and secondary flavorings in the food processing industries. They also enjoy widespread use as palatability enhancers in the pet food and animal foodstuffs markets. The nutritional and functional properties of Red Star BioProducts extracts are the basis for their use in cheese starter and pharmaceutical fermentations and in personal care applications.

        The Company believes Red Star BioProducts is the leading supplier of yeast extracts and second in the supply of HVPs in the U.S. market. The products are marketed under a number of Red Star and Champlain trademarks. Commercial production and export of a new product named RED STAR Phaffia Yeast began in 1993. The yeast Phaffia rhodozyma is a source of the red carotenoid compound called astaxanthin which is the natural pigment found in salmon, trout and shellfish. This product was developed for use as an ingredient for feeds given to salmon produced by aquaculture. The purchase of the technological properties of ZeaGen from ACX Technologies, Inc in 1993 provides other processes for development.

        The expanded division operates production facilities in Milwaukee and Juneau, Wisconsin; Harbor Beach, Michigan; Clifton, New Jersey; and in Canada, the United Kingdom, Belgium and France. More than half of the Division's products are now produced outside of the United States. Its products are marketed through technically trained sales personnel directly to the customer and through distributors in some international markets.

                                  Frozen Foods

        On August 1, 1994, the Company completed the sale of Universal Frozen Foods Company, a wholly owned subsidiary of the Company ("Frozen Foods"), to ConAgra, Inc. for a base consideration of $163 million and an earnout consideration of approximately $57 million, payable over a five year period. The sale was a major step in Universal Foods' strategic transition to a focus on value-added ingredients and ingredient systems for foods and other products.

        Frozen Foods produced frozen potato products for U.S. and international markets, selling most of its product to the food service industry. It did have a share of the retail market with branded and private labeled products. It operated processing facilities in Twin Falls, Idaho; Hermiston, Oregon; and Pasco, Washington.


   Research and Development/Quality Assurance

        The Company believes that its competitive advantage and ability to develop and deliver value-added products is based on its technical expertise in the processing and application of its technology for foods and other products. Therefore, the Company provides an above-industry average investment in research, development and quality assurance, and is committed to the training and development of its people.

        The Company employs approximately 300 people in research and quality assurance. Over the past five years, research and development expenditures have increased an average of 10.4%. Expenditures in fiscal 1994 increased 13.0% over fiscal 1993 to $32.2 million from $28.5 million. Expenditures in fiscal 1993 increased 7.1% to $28.5 million from $26.6 million in fiscal 1992. The Company's commitment to research and product development continues at a level significantly higher than the food industry average. Of the aforesaid amounts, approximately $17.3 million in fiscal 1992, $17.9 million in fiscal 1993 and $20.4 million in fiscal 1994, were research and development expenses as defined by the Financial Accounting Standards Board.

        To improve its research and development capabilities, the Company has been upgrading its technical facilities. In 1991, the Company refurbished much of its Technical Center located in Milwaukee, Wisconsin, to enhance its capabilities in product and process areas related to fermentation, including microbial genetics work carried out to develop improved strains of bakers yeast and engineering development facilities for process development and new product production scale-up activities.
   In 1992, an $8 million Fermentation Development Facility was completed at the Technical Center to scale-up new biotechnological products for the Red Star BioProducts Division. Two 10,000-gallon pure culture fermenters in this facility produce sufficient volumes to test market new products in order to establish them as commercially acceptable prior to investment in a full-scale production plant.

        In 1992, the Company completed a new research center for seed genetics and tissue culture at Livingston, California, for Dehydrated Products, and the Company enlarged food flavor research laboratories in Kearny, New Jersey. During 1993, beverage flavor laboratories in Indianapolis were enlarged, new modern laboratories for research on color products at W-J's production site in St. Louis, Missouri were completed, and a new facility for quality assurance and technical customer services
   was added to the Turlock, California complex.   All of these facilities
   are designed to meet the specialized, strategic needs of the Company's operating units.

        The Company has a massive training program designed to introduce all personnel to team problem solving using statistical process control, teamwork and communication procedures under a program named "The Universal Way." This program promotes the Company's commitment to continuous quality improvement of its products and services as a primary Company objective.

        As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to quality standards established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series. Red Star BioProducts believes it was the first North American ingredients supplier to receive ISO 9002 certification. Universal Flavor facilities in Indiana and New Jersey in the United States and facilities in The Netherlands and United Kingdom have also been certified.


   Competition

        All Company products are sold in highly competitive markets.   Some
   competitors have more product lines and greater resources than the Company has. Since the Company and its competitors utilize similar methods of production, marketing and delivery, the Company competes primarily on technical product development, process expertise, quality and service.
   The Company competes in many market niches where price is not the most important variable.

        With the evolution of food processing as a global business, competition to supply the industry has taken on an increasingly global nature. Universal Foods competes with only a few companies across multiple ingredient lines, and is more likely to encounter competition specific to individual businesses.

        In the worldwide flavor market, the Company's principal competition comes from other U.S. and European producers. Building an international presence is a key goal for Universal Flavor as witnessed by the acquisitions of the international flavor business of Felton Worldwide in 1990, Curt Georgi Imes, S.P.A. in 1992 and Destillaciones Garcia de la Fuente, S.A. in 1994; and the completion of a new plant in Belgium in order to meet increasing international flavor demands.

        The Company believes W-J is a leading producer of certified colors in North America and Western Europe; state of the art equipment, the latest process technology, and the most complete range of synthetic and natural colors constitute the basis for its market leadership position. Acquisitions have resulted in product and process technology synergies, particularly in the cosmetic color market, as well as a growing international presence.

        For Dehydrated Products, the acquisition in Ireland begins an international expansion and strengthens export opportunities for U.S. based operations. Some price competition has been evident in the United States as a domestic competitor seeks to gain market share and a new competitor is adding capacity to the industry. Red Star Yeast & Products continues to experience pricing pressures as a result of industry overcapacity. Competition in Red Star BioProducts comes primarily from European producers.


   New Product Activity

        With the Company's strategic focus on value-added ingredients and ingredient systems, the Company's emphasis has shifted from the development of major new products to application activities and processing improvements in the support of its customers' numerous new and reformulated products.

        These activities include a line of stable aqueous dispersion of colors for foods and pharmaceutical products. Patents have been granted on the products marketed under the SPECTRASPRAY label and applied for on the SPECTRABLEND label. The development of natural food colors continues to expand and is a growth opportunity for W-J.

        A variety of activities at Universal Flavor focus on the development of flavor solutions for low-fat and no-fat applications. The group has developed a reaction flavor for imparting animal fat flavor to nutritionally preferred vegetable oils. A new technology was installed for production of aseptically processed fruits for frozen yogurt and other products requiring fruit pieces. Emphasis has been placed on the development of low-fat dairy flavor systems. In 1993, a low-fat, cholesterol-free program was introduced for frozen desserts. New flavored fruit pieces have also been developed to provide new textures, flavors and unique performance properties in bakery items.

        In 1992, Red Star BioProducts introduced RED STAR Phaffia Yeast. This is the only commercially viable natural source of pink pigmentation for farm-raised salmon which achieve their flesh color through dietary supplements. Three other processes to provide natural coloring and nutrients for aquaculture and agribusiness are currently under development. In 1993 Red Star BioProducts introduced the FlavorMate 950 series, the most potent flavor enhancer on the market, and the SavoryMate series, which are flavor enhancers designed for specific areas such as beef, poultry, pork, etc.

        In addition, the discussion of operational activities on Pages 6, 8, 10, 12 and 14 of the 1994 Annual Report to Shareholders is incorporated by reference (but not any photographs or related captions included thereon).


   Raw Materials

        The principal raw material used in the production of yeast products is molasses, which is purchased through brokers and producers under yearly fixed-price contracts. Processes have been developed to permit partial replacement of molasses with alternate, readily available substrates for use if molasses supplies should become limited. In 1994, the Company entered a supply agreement with Minn-Dak Yeast Company, Inc., a major North American molasses supplier, to provide additional assurances of adequate supplies.

        Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Ireland. Chemicals and petrochemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta carotene, annatto and tumeric, are purchased from overseas and U.S. sources. In the production of flavors, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices and are obtained from local vendors. Flavor enhancers and secondary flavors are produced from spent brewer's yeast, baker's yeast from the Company's own operations, and vegetable materials such as corn and soybeans. The acquisition of the Biolux Group in 1994 provides long-term contracts on supplies of spent brewer's yeast for European production needs.

        The Company believes that its required raw materials are generally in adequate supply and available from numerous competitively priced sources.


   Patents, Formulae and Trademarks

        The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.


   Employees

        As of September 30, 1994, the Company employed about 4,100 persons worldwide (which includes approximately 200 seasonal employees). Approximately 821 employees are represented by one of 17 unions with whom the Company has collective bargaining relationships. The Company considers its employee relations to be good.


   Regulation

        Compliance with government provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company's operations for the year covered by this report nor is such compliance expected to have a material effect in the succeeding two years. As is true with the food industry in general, the production, packaging, labeling and distribution of the products of the Company are subject to the regulations of various federal, state and local governmental agencies, in particular the Food & Drug Administration.

   ITEM 2.   PROPERTIES

        Domestically, the Company had seventeen manufacturing and processing plants in nine states as of September 30, 1994. Four plants produced bakers yeast, four facilities provided flavor enhancers and bioproducts, three produced dehydrated products, two plants produced colors and four plants produced flavors. None of these properties is held subject to any material encumbrances. The Company also has investments in fifteen companies operating yeast and allied product facilities located in twelve offshore locations. The Company operates five color plants, eleven flavor plants, five bioproducts facilities and one dehydrated vegetable plant in thirteen foreign countries. For information regarding lease commitments, see Note I of Notes to Consolidated Financial Statements - Commitments and Contingencies, on Page 32 of the 1994 Annual Report to Shareholders, which is hereby incorporated by reference.

   ITEM 3.   LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings of a character regarded as normal to its business and in which, the Company believes, adverse decisions, in the aggregate, would not subject the Company to damages of a material amount.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the last quarter of fiscal 1994.

   ITEM 4(a).     EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant and their ages as of December 1, 1994 are as follows:

                               EXECUTIVE OFFICERS

            Name                Age               Position

    Guy A. Osborn               58       Chairman, Chief
                                         Executive Officer and
                                         Director
    Richard Carney              44       Vice President - Human
                                         Resources

    Thomas J. Degnan            46       President, Red Star
                                         Yeast & Products
                                         Division

    John E. Heinrich            50       Vice President and Chief
                                         Financial Officer
    Geoffrey J. Hibner          45       Vice President - Finance

    Richard F. Hobbs            47       Vice President -
                                         Administration and
                                         Corporate Controller
    Kenneth P. Manning          52       President, Chief
                                         Operating Officer and
                                         Director

    Terrence M. O'Reilly        49       Vice President,
                                         Secretary and
                                         General Counsel

    James F. Palo               54       President, Dehydrated
                                         Products
                                         Division
    Dr. Gary W. Sanderson       59       Vice President,
                                         Technologies

    Kenneth G. Scheffel         58       Vice President, Red Star
                                         BioProducts Division

    Michael A. Wick             51       President, Color
                                         Division

        All of these individuals have been employed by the Company in an executive capacity for more than five years, except Richard Carney.

        Mr. Carney was elected Vice President - Human Resources in April, 1993. He joined the Company in 1981 as Treasury Manager and held various positions in the Treasurer's Department until 1986 when he assumed the Director of Benefits responsibilities which he performed until being elected a Vice President.

        Mr. Heinrich passed away on December 6, 1994.

        Mr. Hibner will resign as Vice President-Finance effective January 2, 1995. Mr. Hobbs is currently serving as principal accounting and chief financial officer.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The principal market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 1994 appearing under "Quarterly Financial Data" on Page 22 of the 1994 Annual Report of the Company are incorporated by reference. Common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. In addition to the restrictions contained in its Restated Articles of Incorporation, the Company is subject to restrictions on the amount of dividends which may be paid on its common stock under the provisions of various credit agreements. On the basis of the consolidated financial statements of the Company as of September 30, 1994, $27,258,000 is available for the payment of dividends on the common stock of the Company under the most restrictive loan covenants.

        The Company had a stock repurchase program, initially announced June 7, 1984, under which the authorization terminated in fiscal 1994. Consequently, on January 27, 1994 the Board of Directors established a new share repurchase program which authorizes the Company to repurchase up to
   2.5 million shares. As of September 30, 1994, no shares had been repurchased under the new authorization.

        On September 8, 1988 the Board of Directors of the Company adopted a common stock shareholder rights plan which is described at Note E of Notes to Consolidated Financial Statements - Shareholders' Equity on Pages 29 and 30 of the 1994 Annual Report to Shareholders and which is incorporated by reference.

        The number of shareholders of record on December 2, 1994 was 6,351.

   ITEM 6.   SELECTED FINANCIAL DATA

        Long-term obligations at September 30 were as follows:  1994:
   $172,235,000; 1993: $171,907,000; 1992: $167,746,000; 1991: $152,213,000;
   and 1990: $122,454,000. Remaining information in response to this item is incorporated by reference from the "Five-Year Review" and the notes thereto of the 1994 Annual Report to Shareholders on Page 34.

   ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Management's Analysis of Operations and Financial Condition is incorporated by reference from Pages 18 through 21 of the 1994 Annual Report to Shareholders.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The supplementary financial information and financial statements required by this item are set forth on Pages 22 through 33 of the 1994 Annual Report to Shareholders and are incorporated by reference.

   ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and officers appearing under "Election of Directors" (ending before "Committees of the Board of Directors") and "Other Matters" on Pages 3 through Page 6 and Page 16, respectively, of the Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1994, is incorporated by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

        Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits," and "Compensation and Development Committee Report" and "Executive
   Compensation" on Pages 7 through 14 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1994.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on Pages 8 through 9 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1994, is incorporated by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period October 1, 1993 through September 30, 1994, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

                                     PART IV

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

             (b)  Reports on Form 8-K:     None

         List Of Financial Statements and Financial Statement Schedules


                                                       Page Reference in
                                                      1994 Annual Report
                                                        to Shareholders
      1.  FINANCIAL STATEMENTS

          The following consolidated financial
          statements of Universal Foods
          Corporation and Subsidiaries are
          incorporated by reference to the Annual
          Report to Shareholders for the year
          ended September 30, 1994.

          Independent Auditors' Report                        33
          Consolidated Balance Sheets -                       24
            September 30, 1994 and 1993
          Consolidated Earnings - years ended                 23
            September 30, 1994, 1993 and 1992
          Consolidated Shareholders' Equity -                 25
            years ended September 30, 1994, 1993 and
            1992                                              26
          Consolidated Cash Flows - years ended
            September 30, 1994, 1993 and 1992               27 - 32
          Notes to Consolidated Financial Statements

                                                        Page Reference
      2.  FINANCIAL STATEMENT SCHEDULES                  in Form 10-K
          Independent Auditors' Report                        15
          Schedule V - Property, Plant and Equipment          16
          Schedule VI - Accumulated Depreciation and          17
            Amortization of Plant and Equipment
          Schedule VIII - Valuation and Qualifying            18
          Accounts
            and Reserves
          Schedule IX - Short-Term Borrowings                 19
          Schedule X - Supplementary Earnings                 20
          Statement
            Information

        All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

   INDEPENDENT AUDITORS' REPORT


   To the Shareholders and Directors
      of Universal Foods Corporation


   We have audited the consolidated financial statements of Universal Foods Corporation as of September 30, 1994 and 1993 and for each of the three years in the period ended September 30, 1994, and have issued our report thereon dated November 10, 1994, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and postemployment benefits to conform with Statements of Financial Accounting Standards No. 106 and No. 112, respectively; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Universal Foods Corporation, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


   DELOITTE & TOUCHE LLP

   November 10, 1994

                                                                   SCHEDULE V

                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                 (In Thousands)

                  Years ended September 30, 1994, 1993 and 1992

                                                      Machinery and
                                     Land  Buildings    equipment     Total

   Balances, September 30, 1991    $12,579  $ 97,995     $282,660    $393,234

   Additions at cost <F1>            1,005    12,308       38,196      51,509

   Retirements <F3>                    (95)   (3,178)     (14,085)    (17,358)
                                    ------   -------      -------     -------
   Balances, September 30, 1992     13,489   107,125      306,771     427,385

   Additions at cost <F1><F2>          220    14,238       39,535      53,993

   Retirements <F3>                   (736)   (2,627)      (5,860)     (9,223)
                                    ------   -------      -------     -------

   Balances, September 30, 1993     12,973   118,736      340,446     472,155

   Additions at cost <F1>            3,013    12,601       79,363      94,977

   Retirements <F3><F4>             (1,590)  (27,195)    (109,962)   (138,747)
                                    ------   -------      -------     -------
   Balances, September 30, 1994    $14,396  $104,142     $309,847    $428,385
                                   =======   =======      =======     =======

   The annual provisions to depreciation have been computed on the straight-line method using the following estimated useful lives:

                  Buildings               15 - 40 years
                  Building additions           20 years
                  Machinery and equipment  6 - 20 years

   <F1>       Includes $39,906, $4,842 and $6,527 of additions in 1994, 1993 and 1992, respectively, obtained in the acquisitions of businesses and additions relating to businesses previously accounted for on the equity method which are now consolidated.

   <F2>       Includes adjustment of $12,788 relating to the adoption of Statement of Financial Accounting Standards No. 109
              (SFAS No. 109) "Accounting For Income Taxes".

   <F3>       Includes foreign currency translation adjustments of $3,640 and $6,824 in 1994 and 1993, respectively.  The adjustments in fiscal year 1992 were not material.

   <F4>       Includes $135,637 of retirements relating to the disposition of the Frozen Foods Division.

                                                                  SCHEDULE VI


                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND

                       AMORTIZATION OF PLANT AND EQUIPMENT

                                 (In Thousands)

                  Years ended September 30, 1994, 1993 and 1992

                                                       Machinery and
                                           Buildings     equipment        Total

   Balances, September 30, 1991              $ 22,328    $118,101       $140,429

   Additions charged to costs
     and expenses                               5,049      23,095         28,144

   Retirements <F1>                              (700)     (9,406)       (10,106)
                                               ------     -------        -------
   Balances, September 30, 1992                26,677     131,790        158,467

   Additions charged to costs
     and expenses <F1>                          5,142      29,771         34,913

   Retirements <F2>                              (279)     (2,938)        (3,217)
                                               ------     -------        -------
   Balances, September 30, 1993                31,540     158,623        190,163

   Additions charged to costs
     and expenses                               5,017      25,995         31,012

   Retirements <F2><F3><F4>                    (4,148)    (44,361)       (48,509)
                                               ------     -------        -------
   Balances, September 30, 1994              $ 32,409    $140,257       $172,666
                                              =======     =======       ========

   <F1>       Includes adjustment of $5,269 relating to the adoption of SFAS No. 109.

   <F2>       Includes foreign currency translation adjustments of $1,609 and $1,240 in 1994 and 1993, respectively.  The adjustments in fiscal year 1992 were not material.

   <F3>       Includes $4,883 of additions relating to businesses previously accounted for on the equity method which are now consolidated.

   <F4>       Includes $49,459 of retirements relating to the disposition of the Frozen Foods Division.

                                                                SCHEDULE VIII

                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                    SCHEDULE VIII - VALUATION AND QUALIFYING

                              ACCOUNTS AND RESERVES

                                 (In Thousands)


                                          Years ended September 30, 1994, 1993, and 1992



   Valuation accounts
     deducted in the                               Additions
   balance sheet from           Balance at   Charged to                           Balance at
   the assets to which           beginning    costs and     Net                     end of
       they apply                of period     expenses  acquired   Deductions      period

     1992
   Allowance for losses:
     Trade accounts
       receivable                  $3,754      $  808    $   ---       $1,205 (A)   $3,357
                                   ======       =====     ======       ======       ======
     1993
   Allowance for losses:
     Trade accounts
       receivable                  $3,357      $  988    $   ---       $1,039 (A)   $3,306
                                   ======       =====     ======       ======       ======
     1994
   Allowance for losses:
     Trade accounts
       receivable                  $3,306      $  971    $   637       $1,387 (A)   $3,527
                                   ======      ======    =======       ======       ======


   (A)        Divestiture and accounts written off, less recoveries.


                                                                  SCHEDULE IX


                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS

                                 (In Thousands)

                  Years ended September 30, 1994, 1993 and 1992


                                            Maximum       Average          Weighted
                                             amount        amount           average
                           Balance        outstanding    outstanding      interest rate
                            at end          during         during            during
                           of period(C)    the period     the period(A)     the period (B)(C)

   September 30, 1992       $32,229          $44,899       $25,940           9.6%

   September 30, 1993       $14,945          $57,677       $38,545           6.6%

   September 30, 1994        $4,527          $84,298       $45,349           4.8%


   (A)   Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balance by 365.

   (B)   Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term borrowings.

   (C)   Domestic borrowings are predominantly short-term money market loans and bankers' acceptances with terms of approximately 30 days.  Also included in fiscal 1994, 1993 and 1992 are short-term borrowings denominated in foreign currency at interest rates higher than the average domestic rate.



                                                                   SCHEDULE X

                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY EARNINGS STATEMENT INFORMATION

                                 (In Thousands)

                  Years ended September 30, 1994, 1993 and 1992

                                          Charges to costs and expenses
        Item                             1994          1993          1992

   Maintenance and repairs              $16,352      $15,949      $15,200
                                        =======      =======      =======
   Advertising                          $14,176      $13,562      $18,260
                                        =======      =======      =======


   The amount of royalties, taxes other than payroll and income taxes, and amortization of intangible assets are not presented as such amounts are less than one percent of net sales.

                                   SIGNATURES

   PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                   UNIVERSAL FOODS CORPORATION



                                   /s/ T. M. O'Reilly
                                   T. M. O'Reilly, Vice President
                                   Secretary & General Counsel



   Dated: December 16, 1994

   PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 16, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.

   /s/ Guy A. Osborn                     Chairman and Chief Executive Officer
   Guy A. Osborn



   /s/ Kenneth P. Manning                President & Chief Operating Officer
   Kenneth P. Manning                             Director



   /s/ Richard F. Hobbs                  Vice President - Corporate
   Richard F. Hobbs                               Controller



   /s/ Michael E. Batten                 Director
   Michael E. Batten



   /s/ John F. Bergstrom                 Director
   John F. Bergstrom



   /s/ James L. Forbes                   Director
   James L. Forbes



   /s/ Dr. Olan D. Forker                Director
   Dr. Olan D. Forker



   /s/ Dr. Carol I. Waslien Ghazaii      Director
   Dr. Carol I. Waslien Ghazaii



   /s/ Leon T. Kendall                   Director
   Leon T. Kendall

   /s/ James H. Keyes                    Director
   James H. Keyes



   /s/ Charles S. McNeer                 Director
   Charles S. McNeer



   /s/ John L. Murray                    Director
   John L. Murray



   /s/ William U. Parfet                 Director
   William U. Parfet



   /s/ Essie Whitelaw                    Director
   Essie Whitelaw

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1994 ANNUAL REPORT ON FORM 10-K

                                      Incorporated
   Exhibit                             Herein by                     Filed
   Number    Description                Reference                   Herewith

     3.1     Restated Articles of     (Previouly filed at Exhibit
             Incorporation            3.1 to the 1993 Annual
                                      Report on Form 10-K)

     3.2     Restated Bylaws          (Previously filed at Exhibit
                                      3.2 to the 1993 Annual
                                      Report on Form 10-K)

     4       Shareholders Rights      (Previously filed on Form
             Plan                     8-A dated September 15, 1988
                                      as amended by Exhibit 3 to
                                      Form 8 dated December 22,
                                      1988 and by Exhibits 4 and 5
                                      to Form 8 dated September
                                      14, 1990)

   * 10      Material Contracts

             (a)  Executive           (Previously filed at Exhibit
                  Employment          10(a) to the 1985 Annual
                  Contract            Report on Form 10-K)

             (b)  1981 Incentive      (Previously filed with the
                  Stock Option Plan   Notice of Annual Meeting &
                                      Proxy Statement dated
                                      December 5, 1981)

             (c)  1985 Stock Plan     (Previously filed with the
                  for Executive       Notice of Annual Meeting &
                  Employees           Proxy Statement dated
                                      December 12, 1985)

             (d)  1990 Employee       (Previously filed with the
                  Stock Plan          Notice of Annual Meeting &
                                      Proxy Statement dated
                                      December 18, 1989)

             (e)  Director Stock      (Previously filed as Exhibit
                  Grant Plan, as      10(e) to the 1991 Annual
                  amended             Report on Form 10-K)

             (f)  Management Income   (Previously filed as Exhibit
                  Deferral Plan       10(f) to the 1991 Annual
                                      Report on Form 10-K)

             (g)  Executive Income    (Previously filed as Exhibit
                  Deferral Plan       10(g) to the 1991 Annual
                                      Report on Form 10-K)

             (h)  Executive           (Previously filed as Exhibit
                  Employment and      10(h) to the 1991 Annual
                  Severance           Report on Form 10-K)
                  Agreement

             (i)  Trust Agreement     (Previously filed as Exhibit
                  dated January 18,   18 to Amendment No. 1 of the
                  1988 between the    Company's Schedule 14D-9
                  Company and         filed December 9, 1988)
                  Marshall & Ilsley
                  Trust Company

             (j)  Trust Agreement     (Previously filed as Exhibit
                  dated January 18,   19 to Amendment No. 1 of the
                  1988 between the    Company's Schedule 14D-9
                  Company and         filed December 9, 1988)
                  Marshall & Ilsley
                  Trust Company

             (k)  Trust Agreement     (Previously filed as Exhibit
                  dated September     20 to Amendment No. 1 of the
                  18, 1988 between    Company's Schedule 14D-9
                  the Company and     filed December 9, 1988)
                  Marshall & Ilsley
                  Trust Company       (Previously filed as Exhibit
                                      10(i) to the 1991 Annual
             (l)  Management          Report on Form 10-K)
                  Incentive Plan for
                  Major Corporate     (Previously filed on Form
                  Executives          S-8 dated September 12,
                                      1994)
             (m)  1994 Employees
                  Stock Option Plan

    13       Portions of Annual
             Report to Shareholders
             for the year ended                                         X
             September 30, 1994 that
             are incorporated by
             reference

    21       Significant
             Subsidiaries of
             Universal Foods                                            X
             Corporation

    23       Consent of Deloitte &
             Touche LLP                                                 X

    27       Financial Data Schedule                                    X


    99       Notice of Annual         (Previously filed on
             Meeting and Proxy        December 15, 1994 as the
             Statement, dated         Company's Schedule 14A)
             December 16, 1994


   * Indicates management contracts or compensatory plans.