Form 10-Q/A
period 1994-06-30
UNIVERSAL FOODS CORP
filed 1994-12-29
CIK 310142

==========================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO

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

               The undersigned Registrant hereby amends Item 5 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 to read in its entirety as follows:


   Item 5.   OTHER INFORMATION

   a.     Sale of Stock

          On August 1, 1994, the Company consummated the sale of its frozen foods business (the "Division") to ConAgra, Inc., a Delaware corporation ("ConAgra"). The transaction took the form of the sale of the stock of Universal Frozen Foods Co., a subsidiary of the Company (the "Subsidiary"), pursuant to a Stock Purchase Agreement, dated as of April 15, 1994, among ConAgra, the Company and Universal Holding, Inc. (the "Stock Purchase Agreement"). The parties amended the Stock Purchase Agreement pursuant to a First Amendment to Stock Purchase Agreement, dated as of December 21, 1994 (the "First Amendment"), among ConAgra, the Company and Universal Holding, Inc. (the Stock Purchase Agreement as amended, the "Amended Stock Purchase Agreement"). There is no material relationship between ConAgra and the Company or any of its affiliates, directors or officers or any of their associates.

          The Division produced frozen potato products for U.S. and international markets. It was headquartered in Boise, Idaho and operated processing facilities in Idaho, Oregon and Washington, employing approximately 2,000 people. Under the Amended Stock Purchase Agreement, the cash purchase price for the Division was $202,000,000. Of such amount, $163,000,000 was paid on August 1,
          1994 and the balance was paid December 21, 1994. Among other things, the First Amendment eliminated earnout consideration that was to be payable over a five-year period. In connection with the transaction, the Company also agreed to make an election under
          Section 338(h)(10) of the Internal Revenue Code of 1986 to treat the sale of stock of the Subsidiary as a sale of all of the assets of the Subsidiary for federal income tax purposes and state income tax purposes.

          The foregoing summary description of the terms of the transaction is qualified in its entirety by reference to the Stock Purchase Agreement, attached as Exhibit 2 hereto, and to the First Amendment, attached as Exhibit 2A hereto, which exhibits are incorporated by reference herein.

          The foregoing description is included herein in lieu of reporting the transaction on a Form 8-K Current Report.

   b.     Financial Statement and Pro Forma Information

          The following unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1994 and the Pro Forma Condensed Consolidated Statements of Income for the 9 month period then ended and the year ended September 30, 1993 give effect to the sale of the Company's frozen foods business. The adjustments related to the Pro Forma Condensed Consolidated Balance Sheet assume the transaction was consummated at June 30, 1994, while the adjustments to the Pro Forma Condensed consolidated Income Statements assume the transaction was consummated at the beginning of the period presented. The actual sale occurred on August 1, 1994. The pro forma information is based on the historical financial statements for the Company which have been adjusted to reflect the discontinued operations. These unaudited Pro Forma Condensed Consolidated Financial Statements are not necessarily indicative of the results that actually would have occurred if the sale had been in effect as of and for the periods presented, or what may be achieve by the Company's continuing operations in the future. The unaudited Pro Forma Condensed Consolidated Financial Statements should be reviewed in conjunction with the Company's historical financial statements and notes thereto, contained in the Company's annual report on form 10-K for the year ended September 30, 1993.

                           UNIVERSAL FOODS CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1994
                                 (000'S OMITTED)
                                   (UNAUDITED)
                                                         (a)
                                       Consolidated   Pro Forma     Pro Forma
                                          6-30-94    Adjustments  Consolidated
   CURRENT ASSETS:
     Cash and cash equivalents             $ 46,369 $ 100,000 (b)  $146,369
       Trade accounts receivable            115,708   (21,867)       93,841
     Inventory:
       Finished and in-process products     131,855   (37,270)       94,585
       Raw materials and supplies            47,857    (6,300)       41,557
     Prepaid expenses and other
        current assets                       40,025    (9,186)       30,839
                                          --------- ---------     ---------
         TOTAL CURRENT ASSETS               381,814    25,877       407,191

   INVESTMENTS AND OTHER ASSETS              36,070      (514)       35,556

   INTANGIBLES                              109,862   (16,952)       92,910

   PROPERTY PLANT AND EQUIPMENT:
     Cost:
       Land and buildings                   136,681   (29,104)      107,577
          Machinery and equipment           382,305  (103,755)      278,550
                                           -------- ---------      --------
                                            518,986  (132,859)      386,127
   Less accumulated depreciation            219,005   (47,604)      171,401
                                          --------- ---------      --------

                                            299,981   (85,255)      214,726
                                          --------- ---------      --------
       TOTAL ASSETS                        $827,727 $ (77,344)     $750,383
                                          ========= =========      ========
   CURRENT LIABILITIES:
     Short-term borrowings                 $ 73,288 $ (68,000)(b)    $5,288
     Accounts payable, accrued expenses
      and other liabilities                 137,424   (22,039)      115,385
     Federal and state income taxes          15,719    26,000 (c)    41,719
     Current maturities on
        long-term debt                        4,827                   4,827
                                          --------  ---------      --------
        TOTAL CURRENT LIABILITIES           231,258   (64,039)      167,219

   DEFERRED INCOME TAXES                     20,127                  20,127

   OTHER DEFERRED LIABILITIES                19,722                  19,722

   ACCRUED EMPLOYEE AND RETIREE BENEFITS     40,139    (2,305)       37,834

   LONG-TERM DEBT                           194,132   (34,000)(b)   160,132

   SHAREHOLDERS' EQUITY
     Common Stock                             2,698                   2,698
     Additional paid-in capital              80,179                  80,179
     Earnings reinvested in the business    273,224    23,000       296,224
                                          --------- ---------      --------
                                            356,101    23,000       379,101

     Less: Treasury stock, at cost           25,992                  25,992
       Other                                  7,760                   7,760
                                          --------- ---------      --------
                                            322,349    23,000       345,349
                                          --------- ---------      --------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                   $827,727 $ (77,344)     $750,383
                                          ========= =========      ========

   (a) - Universal Foods consolidated is adjusted by Universal Frozen Foods balances as of June 30, 1994 on a line by line basis.
   (b) - As of the date of this balance sheet, the estimated proceeds would have been approximately $202 million and is used to reduce short term and long term debt with the balance reflected as an increase in cash.
   (c) -  Estimated income tax liability resulting from the sale transaction.

                           UNIVERSAL FOODS CORPORATION
              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED JUNE 30, 1994
                     (000's omitted, except Per Share Data)
                                   (UNAUDITED)

                                                       (a)
                                     Consolidated    Pro Forma     Pro Forma
                                        6-30-94      Adjustments  Consolidated

   Total Revenue                         $707,340    $(214,085)    $493,255

   Cost of Goods Sold                     470,072     (159,814)     310,258
                                         --------   ----------    ---------
   Gross Profit                           237,268      (54,271)     182,997

   Selling and Administrative Expenses    154,899      (40,132)     114,767
                                         --------   ----------    ---------

   Operating Income                        82,369      (14,139)      68,230

   Interest Expense                        11,702       (2,231)(b)    9,471
                                         --------   ----------    ---------

   Earnings Before Income Taxes            70,667      (11,908)      58,759

   Income Taxes                            26,323       (4,436)      21,887
                                         --------   ----------    ---------

   Earnings Before Accounting Changes    $ 44,344    $  (7,472)    $ 36,872
                                         ========   ==========    =========

   Weighted Average Number of
     Common Shares Shares Outstanding      26,159                    26,159
                                         ========                 =========

   Earnings Per Common Share:
       Earnings Before Accounting
         Changes                            $1.70                     $1.41
                                         ========                 =========


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

                                   (UNAUDITED)


                                                         (a)
                                       Consolidated   Pro Forma     Pro Forma
                                          9-30-93     Adjustments  Consolidated

   Total Revenue                          $891,566    $(266,572)   $624,994

   Cost of Goods Sold                      589,735     (192,866)    396,869
                                          --------   ----------   ---------

   Gross Profit                            301,831      (73,706)    228,125

   Selling and Administrative Expenses     196,102      (49,951)    146,151
                                          --------   ----------   ---------

   Operating Income                        105,729      (23,755)     81,974

   Interest Expense                         15,172       (2,328)(b)  12,844
                                          --------   ----------   ----------

   Earnings Before Income Taxes             90,557      (21,427)     69,130

   Income Taxes                             33,959       (8,035)     25,924
                                          --------   ----------   ---------
   Earnings Before Accounting Changes     $ 56,598    $ (13,392)   $ 43,206
                                          ========   ==========   =========

   Weighted Average Number of
      Common Shares Shares Outstanding      26,350                   26,350
                                          ========                =========


   Earnings Per Common Share:
       Earnings Before Accounting
        Changes                              $2.15                    $1.64
                                             =====                    =====


   (a) - Universal Foods consolidated is adjusted by Universal Frozen Foods for the period ending September 30, 1993.

   (b) - Reflects the interest expense impact related to Universal Foods reduction of average short term debt of approximately $66 million for the period ending September 30, 1993.

          The undersigned Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 to read in its entirety as follows:


   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 2  -   Stock Purchase Agreement, dated as of April 15,
                         1994, among ConAgra, Inc., Universal Foods
                         Corporation and Universal Holding, Inc.

          Exhibit 2A -   First Amendment to Stock Purchase Agreement, dated
                         as of December 21, 1994, among ConAgra, Inc.,
                         Universal Foods Corporation and Universal Holding,
                         Inc.

     (b) No reports on Form 8-K were required to be filed during the quarter ended June 30, 1994.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL FOODS CORPORATION



   Date:  December 29, 1994      By: /s/ Richard F. Hobbs
                                     Richard F. Hobbs
                                     Chief Accounting Officer

                                  EXHIBIT INDEX


   Exhibit No.      Description

        2 Stock Purchase Agreement, dated as of April 15, 1994, among ConAgra, Inc., Universal Foods Corporation and Universal Holding, Inc. (previously filed)

        2A First Amendment to Stock Purchase Agreement, dated as of December 21, 1994, among ConAgra, Inc., Universal Foods Corporation and Universal Holding, Inc.