Form 10-K/A
period 1994-09-30
UNIVERSAL FOODS CORP
filed 1995-01-03
CIK 310142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended September 30, 1994
                                 or
        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ____________ to ____________

                          Commission File Number 1-7626

                           UNIVERSAL FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Wisconsin                            39-0561070
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

           433 East Michigan Street
             Milwaukee, Wisconsin                         53202
        (Address of principal executive                (Zip Code)
                   offices)

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

                      Documents Incorporated By Reference

             1. Portions of Universal Foods Corporation 1994 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

             2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 16, 1994 (Parts II and III of Form 10-K)

             The undersigned Registrant hereby amends Item 1 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1994 to modify the discussion under "Description -Frozen Foods"; as amended, such Item reads in its entirety as follows:

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

                                  Frozen Foods

        On August 1, 1994, the Company completed the sale of Universal Frozen Foods Company, a wholly owned subsidiary of the Company ("Frozen Foods"), to ConAgra, Inc. for $202 million, of which $163 million was paid on August 1, 1994 and the remainder was paid December 21, 1994. The sale was a major step in Universal Foods' strategic transition to a focus on value-added ingredients and ingredient systems for foods and other products.

       Frozen Food produced frozen potato products for U.S. and international markets, selling most of its product to the food service industry. It did have a share of the retail market with branded and private labeled products. It operated processing facilities in Twin Falls, Idaho; Hermiston, Oregon; and Pasco, Washington.


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

                              UNIVERSAL FOODS CORPORATION



   Date:  January 3, 1995     By: /s/ Guy A. Osborn
                              Guy A. Osborn
                              Chairman and Chief Executive Officer