Form 10-Q
period 1994-12-31
UNIVERSAL FOODS CORP
filed 1995-02-13
CIK 310142

=========================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 1994

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to
   such filing requirements for at least the past 90 days.    Yes   X
       No __________


   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

     Class                                Outstanding at December 31, 1994
   Common Stock, par value $0.10
    per share                                      26,013,582 shares


   =========================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX



                                                                     Page No.

   PART I, FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets
         - December 31, 1994 and September 30, 1994.                        1

         Consolidated Condensed Statements of Earnings
         - Three Months Ended December 31, 1994
           and 1993.                                                        2

         Consolidated Condensed Statements of Cash Flows
         - Three Months Ended December 31, 1994 and 1993.                   3

         Notes to Consolidated Condensed Financial Statements.              4

         Management's Discussion and Analysis of Results of
         Operations, Financial Condition and Forward
         Looking Information.                                               5

   PART II, OTHER INFORMATION:

         Item 4, Submission of Matters to a Vote of
         Security Holders.                                                  7

         Item 6, Exhibits and Reports on Form 8-K.                          8

         Signatures.                                                        9

                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)

                                                 December 31
                                                     1994       September 30
     ASSETS                                      (Unaudited)        1994
   CURRENT ASSETS:
     Cash and cash equivalents                     $ 55,700      $ 43,430
     Trade accounts receivable                       90,415        95,336
     Inventories:
       Finished and in-process products             103,225       101,046
       Raw materials and supplies                    51,954        55,075
     Prepaid expenses and other
      current assets                                 30,769        32,941
                                                   --------      --------
        TOTAL CURRENT ASSETS                        332,063       327,828

   INVESTMENTS AND OTHER ASSETS                      37,233        32,328

   INTANGIBLES                                      143,377       147,789

   PROPERTY, PLANT AND EQUIPMENT:
     Cost:
       Land and buildings                           121,094       118,538
       Machinery and equipment                      311,141       309,847
                                                   --------      --------
                                                    432,235       428,385
     Less accumulated depreciation                  178,337       172,666
                                                   --------      --------
                                                    253,898       255,719
                                                   --------      --------
   TOTAL ASSETS                                    $766,571      $763,664
                                                   ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Short-term borrowings                         $ 24,568      $  4,527
     Accounts payable, accrued expenses and
        other liabilities                           115,077       138,153
     Federal and state income taxes                  15,656        28,697
     Current maturities on long-term debt            19,464        20,775
                                                   --------      --------
        TOTAL CURRENT LIABILITIES                   174,765       192,152

   DEFERRED INCOME TAXES                             17,191        17,300

   OTHER DEFERRED LIABILITIES                        18,314        19,414

   ACCRUED EMPLOYEE AND RETIREE BENEFITS             36,387        35,173

   LONG-TERM DEBT                                   171,106       172,235

   SHAREHOLDERS' EQUITY:
     Common stock                                     2,698         2,698
     Additional paid-in capital                      79,832        80,066
     Earnings reinvested in the business            303,125       273,800
                                                   --------      --------
                                                    385,655       356,564
     Less:  Treasury stock, at cost                  26,836        25,521
            Other                                    10,011         3,653
                                                   --------      --------
                                                    348,808       327,390
                                                   --------      --------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                           $766,571      $763,664
                                                   ========      ========

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)


                                                     Three Months Ended
                                                          December 31
                                                     1994          1993

   Total revenue                                   $187,724      $220,791

   Cost of products sold                            122,371       144,159
                                                   --------      --------
   Gross profit                                      65,353        76,632

   Selling and administrative expenses               42,229        49,966

   Unusual item - gain on sale of
    Frozen Foods business                           (49,560)          ---
                                                   --------       -------
   Operating income                                  72,684        26,666

   Interest expense                                   3,968         3,530
                                                   --------      --------
   Earnings before income taxes                      68,716        23,136

   Income taxes                                      33,134         8,676
                                                   --------      --------
   Net earnings                                    $ 35,582      $ 14,460
                                                   ========      ========

   Weighted average number of
      common shares outstanding                  26,061,000    26,409,000
                                                 ==========    ==========

   Net earnings per common share                      $1.37          $.55
                                                      =====          ====

   Dividends per common share                          $.24          $.23
                                                       ====          ====

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                ($000's Omitted)
                                   (Unaudited)

                                                      Three Months Ended
                                                          December 31
                                                      1994           1993

   Net cash used in operating activities          $ (30,216)     $ (4,054)

   Cash flows from investing activities:
     Acquisition of property, plant and
       equipment                                     (9,150)      (11,631)
     Proceeds from disposition of business
       and sale of property, plant and
       equipment and other productive assets         41,609           480
     Increase (decrease) in investments                 173          (154)
                                                    -------       -------

     Net cash provided by (used in)
      investing activities                           32,632       (11,305)

   Cash flows from financing activities:
     Proceeds from additional borrowings             28,856        53,320
     Reductions in debt                             (11,255)      (11,207)
     Other shareholders' equity transactions            269           (58)
     Purchase of treasury stock                      (1,759)      (11,097)
     Dividends paid                                  (6,257)       (6,087)
                                                    -------       -------
     Net cash provided by financing
       activities                                     9,854        24,871

   Net increase in cash and cash
       equivalents                                   12,270         9,512
   Cash and cash equivalents at beginning
       of period                                     43,430        11,356
                                                   --------      --------
   Cash and cash equivalents at end
       of period                                   $ 55,700      $ 20,868
                                                   ========      ========
   Supplemental Disclosure of Cash
    Flow Information:
     Cash paid during the period for:
        Interest                                   $  6,179      $  2,883
        Income taxes                                 34,254         3,081

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1994 and September 30, 1994, and the results of operations and cash flows for the three month periods ended December 31, 1994 and 1993. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's financial statements for the year ended September 30, 1994, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

   4. During the three months ended December 31, 1994 and 1993, the Company repurchased 65,000 and 355,700 shares of common stock, respectively, for an aggregate price of $1,759,000 and $11,097,000, respectively.

   5. For the three months ended December 31, 1994, depreciation and amortization were $7,771,000 and $1,644,000, respectively. For the three months ended December 31, 1993, depreciation and amortization were $9,099,000 and $1,416,000, respectively.

   6. On December 21, 1994 the Company amended the Stock Purchase Agreement ("Agreement") with ConAgra, Inc. Under the amended Agreement ConAgra agreed to acquire 100% of the stock of Universal Frozen Foods Company for $202,000,000. The final purchase price of $202,000,000 includes a one-time cash payment of $39,000,000 in addition to the base consideration of $163,000,000 that was paid August 1, 1994. The sale of the Frozen Foods business resulted in a pre-tax gain of $49,560,000 ($23,370,000 after-tax, or $.90 per share). The income tax provision related to the gain was 52.8% as a result of non-deductible basis differences relating to intangibles.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                        AND FORWARD LOOKING INFORMATION


   RESULTS OF OPERATIONS:

       Revenue from operations was $187,724,000 during the three months ended December 31, 1994, compared with $220,791,000 a year ago. The decrease in revenues for the quarter of 15.0% from the comparable prior year quarter resulted from the disposition of the Company's Frozen Foods business. Revenue from continuing operations, including the impact from companies acquired during fiscal 1994, increased $31,516,000, or 20.2%

       Gross profit margins remained relatively flat at 34.8% of revenue during the three months ended December 31, 1994 compared to 34.7% for the same period last year.

       Selling and administrative expenses also remained relatively flat at 22.5% of revenue during the three months ended December 31, 1994 compared to 22.6% for the same period last year.

       Interest expense in the first quarter increased to $3,968,000 from $3,530,000 during the same period last year. This increase is due to higher interest rates and an increase in average outstanding debt.

       The income tax provision for the first three months of fiscal 1995 exceeded the 34% statutory rate primarily as a result of the state income tax provision and a higher than normal effective rate on the sale of the Frozen Foods business.


   FINANCIAL CONDITION:

       The current ratio increased to 1.9 at December 31, 1994, compared with
       1.7 at September 30, 1994. Net working capital increased $21,622,000 to $157,298,000 at December 31, 1994 from $135,676,000 at September
       30, 1994.

       Net cash used in operating activities was $30,216,000 for the quarter ended December 31, 1994. Cash used in operating activities increased primarily because of the tax payments related to the sale of the Frozen Foods business.

       Net cash provided by investing activities was $32,632,000 for the three months ended December 31, 1994. The cash provided by investing activities was also due to the receipt of $39,000,000 related to the sale of the Frozen Foods business. Included in investing activities are capital additions of $9,150,000. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth. Major projects in-process include construction of a wastewater pretreatment facility and replacement of a dryer.

       Current capital expenditures are below the prior year first quarter additions of $11,631,000 due to the sale of the Frozen Foods business and the timing of certain major projects.

       Net cash provided by financing activities was $9,854,000 for the quarter ended December 31, 1994 compared to $24,871,000 in the prior year first quarter. The decrease is primarily due to the reduction of proceeds from additional borrowings.

   FORWARD LOOKING INFORMATION:

       Net earnings from the Company's continuing operations were up 7% for the first three months of Fiscal 1995 compared with Fiscal 1994. The Company expects that earnings from these operations will continue to improve over the remainder of Fiscal 1995 through volume and revenue growth, contributions from recent acquisitions, benefits from restructuring in the flavor and yeast businesses, and an improvement in yeast pricing.

                                     PART II

                                OTHER INFORMATION

   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of Universal Foods Corporation was held on Thursday, January 26, 1995. At the meeting the following matters were voted upon by the Shareholders.

       26,078 875 shares were entitled to vote at the meeting, and 23,387,094 shares (89.68%) were voted.

       The following persons were elected to a three year term as Directors of the Company:

                                             For         Against

              Michael E. Batten           23,175,116     211,978
              Guy A. Osborn               23,122,382     264,712
              William U. Parfet           23,180,512     206,582
              Essie Whitelaw              23,022,305     364,789

       Broker non-votes for the election of Directors was 56,536.

       The following persons continued in office as Directors in accordance with their previous election:

              John F. Bergstrom
              James L. Forbes
              Dr. Olan D. Forker
              Dr. Carol I. Waslien Ghazaii
              Leon T. Kendall
              James H. Keyes
              Kenneth P. Manning
              Charles S. McNeer
              John L. Murray

       The Shareholders ratified the appointment of Deloitte & Touche LLP, certified public accountants, as the independent auditors of the Company for 1995. Of the 26,078,875 shares entitled to vote at the meeting, 23,172,119 shares voted for ratification, 140,759 shares voted against ratification and 74,216 shares abstained. Broker non-votes for the election of Deloitte & Touche LLP were 56,536.

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit 27 - Financial Data Schedule.

       (b) No reports on Form 8-K were required to be filed during the quarter ended December 31, 1994.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL FOODS CORPORATION



   Date:  February 10, 1995             By:  /s/  Terrence M. O'Reilly
                                        Terrence M. O'Reilly, Vice President,
                                        Secretary and General Counsel



   Date:  February 10, 1995             By:  /s/  Michael L. Hennen
                                        Michael L. Hennen, Corporate
                                        Controller

                                  EXHIBIT INDEX


   Exhibit No.    Description

     27           Financial Data Schedule