Form 10-K/A
UNIVERSAL FOODS CORP
filed 1995-03-29
CIK 310142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A
                               AMENDMENT NO. 2 TO

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

                      Documents Incorporated By Reference

             1. Portions of Universal Foods Corporation 1994 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

             2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 16, 1994 (Parts II and III of Form 10-K)

             The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1994 to provide in its entirety as follows:

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

          Independent Auditors' Report                        33
          Consolidated Balance Sheets -
           September 30, 1994 and 1993                        24
          Consolidated Earnings - years ended
           September 30, 1994, 1993 and 1992                  23
          Consolidated Shareholders' Equity -
           years ended September 30, 1994, 1993
           and 1992                                           25
          Consolidated Cash Flows - years ended
           September 30, 1994, 1993 and 1992                  26
          Notes to Consolidated Financial
           Statements                                      27 - 32

      (b)   Universal Foods Corporation Retirement
            Employee Stock Ownership Plan Financial
            Statements

          Independent Auditors' Report

          Statements of Net Assets Available for
          Benefits - September 30, 1994 and 1993

          Statements of Changes in Net Assets
          Available for Benefits - years ended
          September 30, 1994 and 1993

          Statements of Net Assets Available for
          Benefits - September 30, 1994 and 1993
          and Statements of Changes in Net Assets
          Available for Benefits - years ended
          September 30, 1994 and 1993 for the
          following funds:

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

          Item 27a - Schedule of Assets Held for
          Investment Purposes

          Item 27d - Schedule of Reportable
          Transactions

          All other schedules are omitted because
          they are inapplicable

      (c)   Universal Foods Corporation Savings Plan
            Financial Statements

          Independent Auditor's Report

          Statements of Net Assets Available for
          Benefits - September 30, 1994 and 1993

          Statements of Changes in Net Assets
          Available for Benefits - years ended
          September 30, 1994 and 1993

          Statements of Net Assets Available for
          Benefits - September 30, 1994 and 1993
          and Statements of Changes in Net Assets
          Available for Benefits - years ended
          September 30, 1994 and 1993 for the
          following funds:

            Fixed Income Fund
            Equity Fund
            Government Securities Fund
            Universal Foods Common Stock Fund
            Loan Fund
            Growth Fund
            Balanced Fund
            Over-the-Counter Fund

          Notes to Financial Statements
          Supplemental Schedules Furnished
          Pursuant to Department of Labor's Rules
          and Regulations:

          Item 27a - Schedule of Assets Held for
          Investment Purposes

          Item 27d - Schedule of Reportable
          Transactions

          All other schedules are omitted because
          they are inapplicable


      2.  FINANCIAL STATEMENT SCHEDULES               Page Reference in
                                                          Form 10-K
          Independent Auditors' Report                        15
          Schedule V - Property, Plant and Equipment          16
          Schedule VI - Accumulated Depreciation and          17
            Amortization of Plant and Equipment
          Schedule VIII - Valuation and Qualifying            18
          Accounts
            and Reserves                                      19
          Schedule IX - Short-Term Borrowings                 20
          Schedule X - Supplementary Earnings
          Statement
            Information

        All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                           UNIVERSAL FOODS CORPORATION

                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                     YEARS ENDED SEPTEMBER 30, 1994 AND 1993

   Independent Auditors' Report


   The Administrative Committee
   Universal Foods Corporation Retirement
    Employee Stock Ownership Plan
   Milwaukee, Wisconsin   53201

   We have audited the accompanying statements of net assets available for benefits of Universal Foods Corporation Retirement Employee Stock Ownership Plan as of September 30, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1994 and 1993, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental statements by fund are presented for purposes of additional analysis rather than to present the net assets available for Plan benefits and changes in net assets available for Plan benefits of each fund. The supplemental schedules and supplemental statements by fund have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


   DELOITTE & TOUCHE LLP

   Milwaukee, Wisconsin
   March 15, 1995

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                        September 30,
                                                     1994            1993
   ASSETS:

    Investments (Note C):
       At fair value - Universal Foods
        Corporation common stock                 $31,961,738    $38,673,401

       At contract value - Guaranteed
        insurance contracts                          500,000      1,500,000

       At withdrawal value:
          Money market fund                          484,875         10,471
          Stable principal fund                    6,067,859      5,417,118
                                                  ----------     ----------
    Total investments                             39,014,472     45,600,990

    Contribution receivable from Universal
       Foods Corporation                             713,841      3,451,363

    Dividends and interest receivable                 35,200         72,908
                                                 -----------    -----------
    Total assets                                  39,763,513     49,125,261
                                                 -----------    -----------
   LIABILITIES:

    Interest payable                                                  6,842

    Notes payable (Note D)                                        2,200,000
                                                                -----------
    Total liabilities                                             2,206,842
                                                                -----------
   NET ASSETS AVAILABLE FOR BENEFITS             $39,763,513    $46,918,419
                                                 ===========    ===========


                   See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                  Year ended September 30,
                                                     1994            1993
   Investment income:
    Dividends on Universal Foods
       Corporation common stock                   $1,108,522    $ 1,017,530
    Interest and other dividends                     414,306        459,642
    Net (depreciation) appreciation in fair
       value of Universal Foods Corporation
       common stock                               (4,867,941)     2,832,821

   Contributions - Universal Foods
    Corporation                                    5,609,245      4,977,212

   Reimbursed commission expenses                                     1,006
                                                 -----------    -----------
   Total additions                                 2,264,132      9,288,211
                                                 -----------    -----------
   Withdrawals and terminations paid in:
    Cash                                          (9,221,187)    (2,800,685)
    Stock                                            (90,475)      (356,118)

   Interest expense                                 (107,376)      (166,208)

   Other expenses                                                       (81)
                                               -------------   ------------
   Total deductions                               (9,419,038)    (3,323,092)
                                               -------------   ------------
   Net (decrease) increase                        (7,154,906)     5,965,119

   Net assets available for benefits:
    Beginning of year                             46,918,419     40,953,300
                                                ------------    -----------
    End of year                                  $39,763,513    $46,918,419
                                                ============    ===========


                    See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND

                                                         September 30,
                                                     1994            1993
   ASSETS:

    Investments (Note C):
       At contract value - Guaranteed
        insurance contracts                      $   500,000     $1,500,000

       At withdrawal value:
          Money market fund                          125,806            150
          Stable principal fund                    6,067,859      5,417,118
                                                   ---------      ---------
    Total investments                              6,693,665      6,917,268

    Contribution receivable from Universal
       Foods Corporation                             484,496        507,788

    Interest receivable                               30,288         72,594
                                                 -----------    -----------

   NET ASSETS AVAILABLE FOR BENEFITS              $7,208,449     $7,497,650
                                                 ===========    ===========


                  See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                            AVAILABLE FOR BENEFITS
                              FIXED INCOME FUND

                                                  Year ended September 30,
                                                     1994            1993

   Interest income                                $  405,657    $   457,301

   Contributions - Universal
    Foods Corporation                                482,802        507,788

   Net interfund transfer                            641,732        386,464
                                                 -----------    -----------
   Total additions                                 1,530,191      1,351,553
                                                 -----------    -----------
   Withdrawals and terminations paid
    in cash                                       (1,819,392)      (918,327)
                                                 -----------    -----------
   Net (decrease) increase                          (289,201)       433,226

   Net assets available for benefits:
    Beginning of year                              7,497,650      7,064,424
                                                ------------    -----------
    End of year                                   $7,208,449     $7,497,650
                                                 ===========     ==========

                  See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                                       September 30,
                                                     1994            1993

   ASSETS:

    Investments (Note C):
       At fair value - Universal Foods
        Corporation common stock                 $31,961,738    $38,673,401

       At withdrawal value - Money
        market fund                                  359,069         10,321
                                                 -----------    -----------
    Total investments                             32,320,807     38,683,722

    Contribution receivable from Universal
        Foods Corporation                            229,345      2,943,575

    Dividends and interest receivable                  4,912            314
                                                 -----------   ------------
    Total assets                                  32,555,064     41,627,611

   LIABILITIES:

    Interest payable                                                  6,842

    Notes payable (Note D)                                        2,200,000
                                                               ------------
    Total liabilities                                             2,206,842
                                                               ------------

   NET ASSETS AVAILABLE FOR BENEFITS             $32,555,064    $39,420,769
                                                 ===========    ===========

                   See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                           AVAILABLE FOR BENEFITS
                      UNIVERSAL FOODS COMMON STOCK FUND


                                                  Year ended September 30,
                                                     1994            1993
   Investment income:
    Dividends on Universal Foods
       Corporation common stock                   $1,108,522   $  1,017,530
    Interest and other dividends                       8,649          2,341
    Net (depreciation) appreciation in fair
       value of Universal Foods Corporation
          common stock                            (4,867,941)     2,832,821

   Contributions - Universal Foods Corporation     5,126,443      4,469,424

   Reimbursed commission expenses                                     1,006
                                                 -----------     ----------
   Total additions                                 1,375,673      8,323,122

   Withdrawals and terminations paid in:
    Cash                                          (7,401,795)    (1,882,358)
    Stock                                            (90,475)      (356,118)

   Interest expense                                 (107,376)      (166,208)

   Net interfund transfers                          (641,732)      (386,464)

   Other expenses                                                       (81)
                                                 -----------     ----------
   Total deductions                               (8,241,378)    (2,791,229)
                                                 -----------     ----------
   Net (decrease) increase                        (6,865,705)     5,531,893

   Net assets available for benefits:
    Beginning of year                             39,420,769     33,888,876
                                                 -----------    -----------
    End of year                                  $32,555,064    $39,420,769
                                                 ===========    ===========


                    See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended September 30, 1994 and 1993


   Note A - Accounting Policies:

          The accounts of the Plan are maintained on an accrual basis. Assets of the Plan are valued at fair value (quoted market price) or contract value.

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

          Plan assets may be invested in any type of investment that is legally permitted for employee retirement plans. However, the plan assets are invested primarily in common stock of the Company. Participants who are 35 years or older may elect to have a portion of their account invested in the Fixed Income Fund. Assets of the Fixed Income Fund are invested primarily in fixed income mutual funds.

          The Plan may be terminated by the Company at any time. In the event of termination, participants become fully vested.

   Note C - Investments

          Investments held which exceeded 5% of net assets available for benefits were as follows:

                                                    Fair Value
                                                 At September 30,
       Issuer            Description           1994            1993

     Universal Foods
      Corporation       Common Stock        $31,961,738    $38,673,401

     Marshall & Ilsley
      Trust Company     M&I Stable
                        Principal Fund        6,067,858      5,417,118

          At September 30, 1993, Plan investments included Universal Foods Corporation Common Stock aggregating $3,074,000 which had not been allocated to plan participants.

   Note D - Notes Payable:

          The proceeds of the notes payable were used to purchase Universal Foods Corporation common stock. The notes aggregating $2,200,000 as of September 30, 1993, were held by a third party lender and guaranteed by the Company. The notes bore interest at 75% of the bank's prime rate (4.5% at September 30, 1993). The notes were paid in full in September, 1994.

   Note E - Income Tax Status:

          The Plan obtained its latest determination letter on April 6, 1990, in which the Internal Revenue Service stated that the Plan, as then designed, qualifies under Section 401 of the Internal Revenue Code, as amended. The Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code, and as such the Plan is exempt from Federal income tax, and amounts contributed by Universal Foods Corporation are not taxed to the employee until a distribution from the Plan is received. In addition, any shares of Universal Foods Corporation common stock distributed to an employee upon termination of employment are not taxed to the employee until the time of disposition of such shares.

   Note F - Benefits Payable:

          As of September 30, 1994 and 1993, the Plan had benefits payable to terminated participants of $1,052,290 and $51,103, respectively.

                             SUPPLEMENTAL SCHEDULES

                              FURNISHED PURSUANT TO

                   DEPARTMENT OF LABOR'S RULES AND REGULATIONS

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               SEPTEMBER 30, 1994

   NUMBER OF                                                  FAIR OR
   SHARES OR                                                  CONTRACT
   FACE AMOUNT        DESCRIPTION               COST            VALUE

   1,078,877     Universal Foods Corporation
                  Common Stock                $28,857,356   $31,961,738

               Pooled Investment Funds:

     484,876     Marshal Money Market Fund        484,875       484,875

   6,067,858     M&I Stable Principal Fund      6,067,859     6,067,859

               Guaranteed Insurance Contract:

     500,000     Confederation Life Guaranteed
                  Insurance Contract, 9.03%,
                  due 8/22/94 *                   500,000       500,000
                                              -----------   -----------

                                              $35,910,090   $39,014,472
                                              ===========   ===========

   * Confederation Life Insurance Company was placed in rehabilitation by the Department of Insurance. Universal Foods Corporation has filed an application to the Department of Labor to purchase the asset from the Plan at contract value.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                          Year Ended September 30, 1994

    Identity of Issuer           Purchase      Selling        Cost of        Net
      and Description             Price         Price       Assets Sold    Gain (Loss)
   Series of Transactions:

   Universal Foods Corporation
   Common Stock:
     67 Purchases              $1,003,782
    126 Sales                                 $5,427,029    $4,572,420       $854,609


   M&I Stable Principal
   Fund:
      28 Purchases              2,599,634
      35 Sales                                 1,948,893     1,948,893            -0-

   Marshall Money Market
    Fund:
     217 Purchases             17,381,286
     264 Sales                                16,906,882    16,906,882            -0-

                           UNIVERSAL FOODS CORPORATION

                                  SAVINGS PLAN

                     YEARS ENDED SEPTEMBER 30, 1994 AND 1993

   Independent Auditors' Report


   The Administrative Committee
   Universal Foods Corporation
    Savings Plan
   Milwaukee, Wisconsin   53201

   We have audited the accompanying statements of net assets available for benefits of Universal Foods Corporation Savings Plan as of September 30, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1994 and 1993, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental statements by fund are presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and supplemental statements by fund have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


   DELOITTE & TOUCHE LLP

   Milwaukee, Wisconsin
   March 15, 1995

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                         September 30,
                                                      1994            1993
   ASSETS:

    Investments (Note D):
      At fair value:
       Universal Foods Corporation common
         stock                                   $21,133,591     $23,991,836
       U.S. government securities                                  1,923,564

      Pooled investment funds at withdrawal
       value:
       Money market fund                             353,829         326,564
       Fixed income fund                          10,968,094      10,610,820
       Equity funds                               17,166,978       9,662,350

      At contract value - Guaranteed insurance
       contract                                                      500,000

      Loans to participants                        3,169,757       3,061,520
                                                 -----------     -----------
    Total investments                             52,792,249      50,076,654

    Receivable from Universal Foods Corporation:
      Contributions                                  776,171       2,266,458
      Employee deposits                              141,541          41,342
                                                 -----------      ----------
                                                     917,712       2,307,800

    Dividends and interest receivable                 56,453          96,542
                                                 -----------      ----------

    Total assets                                  53,766,414      52,480,996

   LIABILITIES - Accrued expenses                     19,488
                                                 -----------     -----------
   NET ASSETS AVAILABLE FOR BENEFITS             $53,746,926     $52,480,996
                                                 ===========     ===========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                                   Year ended September 30,
                                                     1994            1993

   Investment income:
      Dividends on Universal Foods
        Corporation common stock                 $   650,944    $   601,995
      Interest and other dividends                 1,079,333      1,191,876
      Net (depreciation) appreciation in fair
        value of investments (Note D)             (3,116,104)     1,707,549

   Contributions:
      Participants                                 4,482,698      3,975,702
      Universal Foods Corporation                  2,427,296      2,266,458
                                                 -----------    -----------
      Total additions                              5,524,167      9,743,580
                                                 -----------    -----------
   Withdrawals and terminations paid in:
      Cash                                        (3,806,958)    (3,441,934)
      Stock                                         (233,424)      (310,406)

   Expenses                                         (217,855)      (194,199)
                                                  ----------     ----------
      Total deductions                            (4,258,237)    (3,946,539)
                                                  ----------     ----------
      Net increase                                 1,265,930      5,797,041

   Net assets available for benefits:
      Beginning of year                           52,480,996     46,683,955
                                                 -----------    -----------
      End of year                                $53,746,926    $52,480,996
                                                 ===========    ===========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND


                                                         September 30,
                                                      1994            1993
   ASSETS:

    Investments (Note D):
      At withdrawal value - Fixed income
       fund                                      $10,968,094     $10,686,927

      At contract value - Guaranteed
       insurance contract                                            500,000
                                                 -----------     -----------
    Total investments                             10,968,094      11,186,927

    Receivable from Universal Foods Corporation -
      Employee deposits                               31,703          12,701

    Interest receivable                               54,297          73,530
                                                 -----------     -----------
    Total assets                                  11,054,094      11,273,158

   LIABILITIES - Accrued expenses                     11,232
                                                 -----------     -----------
   NET ASSETS AVAILABLE FOR BENEFITS             $11,042,862     $11,273,158
                                                 ===========     ===========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND


                                                   Year ended September 30,
                                                     1994            1993


   Interest income                              $    673,674   $    700,973

   Contributions - Participants                    1,103,293      1,069,099

   Net interfund transfers                                          231,179
                                                ------------    -----------
      Total additions                              1,776,967      2,001,251
                                                ------------    -----------
   Withdrawals and terminations paid
      in cash                                     (1,404,788)    (1,463,979)

   Expenses                                          (82,800)       (67,021)

   Net interfund transfers                          (519,675)
                                                ------------   ------------
        Total deductions                          (2,007,263)    (1,531,000)
                                                ------------   ------------
   Net (decrease) increase                          (230,296)       470,251

   Net assets available for benefits:
      Beginning of year                           11,273,158     10,802,907
                                                 -----------    -----------
      End of year                                $11,042,862    $11,273,158
                                                 ===========    ===========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                   EQUITY FUND



                                                           September 30,
                                                                1993

   ASSETS:

    Investments at withdrawal value (Note D):
       Money market fund                                 $       4,706
       Equity fund                                           9,662,350
                                                           -----------
    Total investments                                        9,667,056

    Receivable from Universal Foods Corporation -
      Employee deposits                                          6,634

    Dividends and interest receivable                               22
                                                            ----------
   NET ASSETS AVAILABLE FOR BENEFITS                        $9,673,712
                                                            ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                                   EQUITY FUND


                                                   Year ended September 30,
                                                     1994            1993

   Investment income:
      Interest and other dividends                $   46,277    $   159,663
      Net appreciation in fair value
        of investments (Note D)                      193,218        301,425

   Contributions - Participants                      244,799        949,022

   Net interfund transfers                                            6,794
                                                 -----------     ----------
      Total additions                                484,294      1,416,904
                                                 -----------     ----------
   Withdrawals and terminations paid
        in cash                                       (7,945)      (426,327)

   Expenses                                           (9,656)       (53,599)

   Net interfund transfers                       (10,140,405)
                                                 -----------    -----------
        Total deductions                         (10,158,006)      (479,926)
                                                 -----------    -----------
   Net (decrease) increase                        (9,673,712)       936,978

   Net assets available for benefits:
      Beginning of year                            9,673,712      8,736,734
                                                ------------    -----------
      End of year                              $           0    $ 9,673,712
                                                ============    ===========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           GOVERNMENT SECURITIES FUND


                                                          September 30,
                                                                1993
   ASSETS:

    Investments at fair value  (Note D) -
      U.S. government securities                            $1,923,564


    Receivable from Universal Foods Corporation -

      Employee deposits                                          3,200

    Interest receivable                                         22,171
                                                            ----------
   NET ASSETS AVAILABLE FOR BENEFITS                        $1,948,935
                                                            ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                           GOVERNMENT SECURITIES FUND


                                                        September 30,
                                                    1994            1993
   ASSETS:

   Interest income                           $      28,980    $     66,523

   Contributions - Participants                    110,546         225,707
                                                ----------       ---------
    Total additions                                139,526         292,230
                                                ----------       ---------
   Withdrawals and terminations paid in cash       (54,711)       (205,538)

   Expenses                                         (5,643)        (12,359)

   Net interfund transfers                      (2,028,107)       (302,844)
                                                ----------      ----------
        Total deductions                        (2,088,461)       (520,741)
                                                ----------      ----------
   Net decrease                                 (1,948,935)       (228,511)

   Net assets available for benefits:
    Beginning of year                            1,948,935       2,177,446
                                               -----------     -----------
    End of year                             $            0     $ 1,948,935
                                               ===========     ===========

                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                                         September 30,
                                                      1994            1993
   ASSETS:


    Investments (Note D):
      At fair value - Universal Foods
       Corporation
       common stock                              $21,133,591     $23,991,836

      At withdrawal value - Money
       market fund                                   294,493         245,667
                                                ------------    ------------
    Total investments                             21,428,084      24,237,503

    Receivable from Universal Foods
     Corporation:
      Contributions                                  776,171       2,266,458
      Employee deposits                               36,217          18,807

    Dividends and interest receivable                  1,960             809
                                                ------------    ------------
    Total assets                                  22,242,432      26,523,577

   LIABILITIES - Accrued expenses                      4,576
                                                ------------    ------------
   NET ASSETS AVAILABLE FOR BENEFITS             $22,237,856     $26,523,577
                                                 ===========     ===========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                                   Year ended September 30,
                                                     1994            1993

   Investment income:
      Dividends on Universal Foods
         Corporation common stock                $   650,944    $   601,995
      Interest and other dividends                     9,772          6,310
      Net (depreciation) appreciation in fair
         value of investments (Note D)            (3,172,095)     1,406,124

   Contributions:
      Participants                                 1,441,724      1,731,874
      Universal Foods Corporation                  2,427,296      2,266,458

   Net interfund transfers                                           16,580
                                                 -----------    -----------
      Total additions                              1,357,641      6,029,341

   Withdrawals and terminations paid in:
      Cash                                        (1,349,882)    (1,204,753)
      Stock                                         (233,424)      (310,406)

   Expenses                                          (70,589)       (61,213)

   Net interfund transfers                        (3,989,467)
                                                 -----------    -----------
          Total deductions                        (5,643,362)    (1,576,372)
                                                 -----------    -----------
   Net (decrease) increase                        (4,285,721)     4,452,969

   Net assets available for benefits:
      Beginning of year                           26,523,577     22,070,608
                                                 -----------    -----------
      End of year                                $22,237,856    $26,523,577
                                                 ===========    ===========

                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                    LOAN FUND


                                                         September 30,
                                                      1994            1993
   ASSETS:


    Investments (Note D):
      At withdrawal value - Money market fund     $      256      $       85

      Loans to participants                        3,169,757       3,061,519
                                                  ----------      ----------
    Total investments                              3,170,013       3,061,604

    Dividends and interest receivable                     33              10
                                                  ----------      ----------
   NET ASSETS AVAILABLE FOR BENEFITS              $3,170,046      $3,061,614
                                                  ==========      ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                                    LOAN FUND


                                                   Year ended September 30,
                                                     1994            1993

   Interest income                                $  263,384    $   258,407

   Net interfund transfers                            40,487         48,291
                                                  ----------     ----------
      Total additions                                303,871        306,698
                                                  ----------     ----------
   Withdrawals and terminations
      paid in cash                                  (195,434)      (141,337)

   Expenses                                               (5)            (7)
                                                  ----------    -----------
        Total deductions                            (195,439)      (141,344)
                                                  ----------    -----------
   Net increase                                      108,432        165,354

   Net assets available for benefits:
      Beginning of year                            3,061,614      2,896,260
                                                  ----------     ----------
      End of year                                 $3,170,046    $ 3,061,614
                                                  ==========     ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           SUPPLEMENTAL STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                               GROWTH COMPANY FUND

                                                     September 30,
                                                          1993

   ASSETS:

     Investments at withdrawal value (Note D):
        Equity fund                                   $11,142,818
        Money market fund                                  28,026
                                                     ------------
     Total investments                                 11,170,844

     Receivable from Universal Foods Corporation -
      Employee deposits                                    43,461

     Dividends and interest receivable                         93
                                                      -----------
     Total assets                                      11,214,398

   LIABILITIES - Accrued expenses                           2,387
                                                      -----------
   NET ASSETS AVAILABLE FOR BENEFITS                  $11,212,011
                                                      ===========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                               GROWTH COMPANY FUND


                                                      Year ended
                                                     September 30,
                                                         1994

   Investment income:
     Interest and other dividends                     $       486
     Net depreciation in fair value of
      investments (Note D)                               (149,852)

   Contributions - Participants                         1,114,687

   Net interfund transfers                             10,986,930
                                                      -----------
     Total additions                                   11,952,251
                                                      -----------
   Withdrawals and terminations paid in cash             (701,509)

   Expenses                                               (38,731)
                                                      -----------
     Total deductions                                    (740,240)
                                                      -----------
     Net increase                                      11,212,011

   Net assets available for benefits:
     Beginning of year                                          0
                                                      -----------
     End of year                                      $11,212,011
                                                      ===========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           SUPPLEMENTAL STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                  BALANCED FUND


                                                    September 30,
                                                         1994

   ASSETS:

     Investments at withdrawal value (Note D):
        Equity fund                                    $4,149,240
        Money market fund                                  25,348
                                                       ----------
     Total investments                                  4,174,588

     Receivable from Universal Foods Corporation -
      Employee deposits                                    19,277

     Dividends and interest receivable                         50
                                                       ----------
     Total assets                                       4,193,915

   LIABILITIES - Accrued expenses                             891
                                                       ----------
   NET ASSETS AVAILABLE FOR BENEFITS                   $4,193,024
                                                       ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                                  BALANCED FUND

                                                     Year ended
                                                    September 30,
                                                        1994

   Investment income:
     Interest and other dividends                     $    56,653
     Net depreciation in fair value of
      investments (Note D)                                (17,850)

   Contributions - Participants                           313,480

   Net interfund transfers                              3,916,185
                                                       ----------
     Total additions                                    4,268,468
                                                       ----------
   Withdrawals and terminations paid in cash              (68,457)

   Expenses                                                (6,987)
                                                       ----------
     Total deductions                                     (75,444)
                                                       ----------
     Net increase                                       4,193,024

   Net assets available for benefits:
     Beginning of year                                          0
                                                       ----------
     End of year                                       $4,193,024
                                                       ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           SUPPLEMENTAL STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                              OVER THE COUNTER FUND


                                                    September 30,
                                                         1994

   ASSETS:

     Investments at withdrawal value (Note D):
        Equity fund                                    $1,874,920
        Money market fund                                   5,706
                                                       ----------
     Total investments                                  1,880,626

     Receivable from Universal Foods Corporation -
      Employee deposits                                    10,883

     Dividends and interest receivable                         20
                                                      -----------
     Total assets                                       1,891,529

   LIABILITIES - Accrued expenses                             402
                                                       ----------
   NET ASSETS AVAILABLE FOR BENEFITS                   $1,891,127
                                                       ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS
                              AVAILABLE FOR BENEFITS
                              OVER THE COUNTER FUND


                                                     Year ended
                                                    September 30,
                                                        1994

   Investment income:
     Interest and other dividends                    $        107
     Net appreciation in fair value of
      investments (Note D)                                 30,475

   Contributions - Participants                           154,169

   Net interfund transfers                              1,734,052
                                                      -----------
     Total additions                                    1,918,803
                                                      -----------
   Withdrawals and terminations paid in cash              (24,232)

   Expenses                                                (3,444)
                                                      -----------
     Total deductions                                     (27,676)
                                                      -----------
     Net increase                                       1,891,127

   Net assets available for benefits:
     Beginning of year                                          0
                                                      -----------
     End of year                                       $1,891,127
                                                      ===========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended September 30, 1994 and 1993

   Note A - Accounting Policies:

          The accounts of the Plan are maintained on an accrual basis. Assets of the Plan are valued at fair value (quoted market price) or contract value.

          Administrative expenses incurred by the Plan are paid by Universal Foods Corporation ("the Company") on behalf of the Plan or from Plan assets as determined by the Benefits Administrative Committee.

   Note B - Description of the Plan:

          Substantially all domestic employees who are not in a collective bargaining unit are eligible to participate in the Plan. Employees can contribute up to 10% of their eligible compensation. The Company makes matching contributions up to 4% of eligible compensation to those employees who are still employed with the Company at September 30. All Company contributions are automatically invested in common stock of the Company. Company contributions vest at 20% per year of credited service with the Company or upon termination due to death or disability.

          Plan assets may be invested in any type of investment that is legally permitted for employee retirement plans.

          Participant contributions - Upon enrollment or reenrollment, each participant shall direct that their contributions be invested in one or more of the following investment options in increments of 1% (25% prior to April 1, 1994):

          -  Fixed Income Fund:

             Invested in group annuity contracts and a pooled fixed income fund.

          -  Balanced Fund:

             Invested in a mutual fund that invests primarily in common stocks, preferred stocks and bonds.

          -  Growth Company Fund:

             Invested in a mutual fund that invests primarily in corporate stock and convertible securities.

          -  Over The Counter Fund:

             Invested in a mutual fund that invests primarily in smaller or newer companies than those listed on major exchanges.

          -  Universal Foods Common Stock Fund:

             Invested in Universal Foods Corporation common stock.

          Participants may revise their investment options on October 1, January 1, April 1 or July 1 of any year. Prior to April 1, 1994 participants had the option of directing their contributions into an Equity Fund and a Government Securities Fund which were discontinued and replaced with the Balanced Fund, Growth Company Fund and Over The Counter Fund investment options. Participants were required to transfer any balances maintained in either of the discontinued funds to one or a combination of the investment options listed above.

          Universal Foods Corporation contributions - The Company matches the first 4% of compensation deferred into the Savings Plan. The Company's matching contributions are invested in Company stock. Amounts which have been forfeited in accordance with provisions of the Plan serve to reduce Company contributions.

          The Plan allows participants to borrow funds from their account. All loans require approval by the Benefits Administrative Committee. Monthly payroll deductions are required to repay the loan over five years, or longer if the loan is used to acquire, construct or rehabilitate a principal residence. Loans bear interest at a rate determined by the Administrative Committee. Loans must be repaid in full at the time of retirement or termination.

          The Plan may be terminated by the Company at any time. In the event of termination, participant accounts become fully vested.

   Note C - Income Tax Status:

          The Plan obtained its latest determination letter on July 30, 1990, in which the Internal Revenue Service stated that the Plan, as then designed, qualifies under Section 401 of the Internal Revenue Code,
          as amended.   The Plan administrator and the Plan's tax counsel
          believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code, and as such the Plan is exempt from Federal income tax, and amounts contributed by Universal Foods Corporation are not taxed to the employee until a distribution from the Plan is received.

   Note D - Investments:

          During 1994 and 1993 Plan investments, including investments bought and sold as well as held during the year, appreciated (depreciated) in value as follows:


                                                 1994          1993

      Equity Fund                         $   193,218       $   301,425

      Universal Foods Common
       Stock Fund                          (3,172,095)        1,406,124

      Growth Company Fund                    (149,852)
      Balanced Fund                           (17,850)
      Over the Counter Fund                    30,475
                                           ----------        ----------
                                          ($3,116,104)       $1,707,549
                                           ==========        ==========

          Investments held which exceeded 5% of net assets available for benefits were as follows:

                                                      Fair Value
                                                    At September 30,
         Issuer               Description       1994            1993

     Universal Foods
      Corporation          Common Stock       $21,133,591  $23,991,836

     Marshall & Ilsley
      Trust Company        M&I Stable
                            Principal Fund     10,968,094   10,610,820

     Fidelity Institutional
      Retirement Services
      Company              Fidelity Growth
                            Company Fund       11,142,818

     Fidelity Institutional
      Retirement Services
      Company              Fidelity Balanced
                            Fund                4,149,240

     Promissory Notes
      from Participants                         3,169,757    3,061,520

     Marshall & Ilsley
      Trust Company        Marshall Stock
                              Fund                           9,662,350


   Note E - Benefits Payable:

          As of September 30, 1994 and 1993, the Plan had benefits payable to terminated participants of $2,375,470 and $154,829, respectively.

                             SUPPLEMENTAL SCHEDULES

                              FURNISHED PURSUANT TO

                   DEPARTMENT OF LABOR'S RULES AND REGULATIONS

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               SEPTEMBER 30, 1994


   NUMBER OF                                                    FAIR OR
   SHARES OR                                                    CONTRACT
   FACE AMOUNT         DESCRIPTION                  COST          VALUE

       713,370      Universal Foods Corporation
                       Common Stock               $16,226,799    $21,133,591

                 Pooled Investment Funds:

       353,829      Marshall Money Market Fund        353,829        353,829

    10,968,094      M&I Stable Principal Fund      10,968,094     10,968,094

       393,045      Fidelity Growth Company Fund   11,315,710     11,142,818

       326,712      Fidelity Balanced Fund          4,165,034      4,149,240

        79,446      Fidelity OTC Portfolio          1,843,082      1,874,920
                                                   ----------     ----------
                                                   28,645,749     28,488,901

     3,169,757      Promissory Notes from
                     Participants Interest
                     ranging from 7.5% to
                     12.0%                                  0      3,169,757
                                                  -----------    -----------
                                                  $44,872,548    $52,792,249
                                                  ===========    ===========

                           UNIVERSAL FOODS CORPORATION

                                  SAVINGS PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                          Year Ended September 30, 1994

    Identity of Issuer           Purchase      Selling        Cost of        Net
      and Description             Price         Price       Assets Sold    Gain (Loss)

   Single Transactions:

   Fidelity Growth
   Company Fund               $10,039,202

   Marshall Stock Fund                       $10,033,190    $9,714,936       $318,254

   Series of Transactions:

   Fidelity Growth
   Company Fund:
     48 Purchases              12,399,861
     30 Sales                                  1,068,861     1,084,151        (15,290)

   Fidelity Balanced Fund:
     33 Purchases               4,489,917
     18 Sales                                    322,827       324,883         (2,056)

   Marshall Stock Fund:
     17 Purchases                 355,727
     15 Sales                                 10,211,295     9,889,614        321,681

   Universal Foods Corporation
   Common Stock:
     42 Purchases               6,233,296
     30 Sales                                  5,686,022     5,235,298        450,724

   M&I Stable Principal
   Fund:
     69 Purchases               2,976,270
     59 Sales                                  2,618,996     2,618,996            -0-

   Marshall Money Market
   Fund:
     359 Purchase              28,073,095
     427 Sales                                28,045,830    28,045,830            -0-

   ILA Treasury Obligation
   Portfolio:
     38 Purchases               2,570,356
     39 Sales                                  2,734,644     2,734,644            -0-

   Promissory Notes
   From Particiapants:
     Loans                      1,563,650
     Loan Repayments                           1,455,413     1,455,413            -0-

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL FOODS CORPORATION



   Date:  March 29, 1995              By:  /s/ Terrence M. O'Reilly
                                           Terrence M. O'Reilly
                                           Vice President, Secretary and
                                           General Counsel

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1994 ANNUAL REPORT ON FORM 10-K

                                            Incorporated
   Exhibit                                   Herein by            Filed
   Number      Description                    Reference          Herewith

     3.1       Restated Articles            (Previouly filed at
               of Incorporation             Exhibit 3.1 to the
                                            1993 Annual Report
                                            on Form 10-K)

     3.2       Restated Bylaws              (Previously filed at
                                            Exhibit 3.2 to the
                                            1993 Annual Report
                                            on Form 10-K)

     4         Shareholders Rights Plan     (Previously filed on
                                            Form 8-A dated
                                            September 15, 1988
                                            as amended by
                                            Exhibit 3 to Form 8
                                            dated December 22,
                                            1988 and by Exhibits
                                            4 and 5 to Form 8
                                            dated September 14,
                                            1990)

   * 10        Material Contracts

               (a)       Executive          (Previously filed at
                         Employment         Exhibit 10(a) to the
                         Contract           1985 Annual Report
                                            on Form 10-K)

               (b)       1981 Incentive     (Previously filed
                         Stock Option       with the Notice of
                         Plan               Annual Meeting &
                                            Proxy Statement
                                            dated December 5,
                                            1981)

               (c)       1985 Stock Plan    (Previously filed
                         for Executive      with the Notice of
                         Employees          Annual Meeting &
                                            Proxy Statement
                                            dated December 12,
                                            1985)

               (d)       1990 Employee      (Previously filed
                         Stock Plan         with the Notice of
                                            Annual Meeting &
                                            Proxy Statement
                                            dated December 18,
                                            1989)

               (e)       Director Stock     (Previously filed as
                         Grant Plan, as     Exhibit 10(e) to the
                         amended            1991 Annual Report
                                            on Form 10-K)

               (f)       Management         (Previously filed as
                         Income Deferral    Exhibit 10(f) to the
                         Plan               1991 Annual Report
                                            on Form 10-K)

               (g)       Executive          (Previously filed as
                         Income Deferral    Exhibit 10(g) to the
                         Plan               1991 Annual Report
                                            on Form 10-K)

               (h)       Executive          (Previously filed as
                         Employment and     Exhibit 10(h) to the
                         Severance          1991 Annual Report
                         Agreement          on Form 10-K)

               (i)       Trust Agreement    (Previously filed as
                         dated January      Exhibit 18 to
                         18, 1988           Amendment No. 1 of
                         between the        the Company's
                         Company and        Schedule 14D-9 filed
                         Marshall &         December 9, 1988)
                         Ilsley Trust
                         Company

               (j)       Trust Agreement    (Previously filed as
                         dated January      Exhibit 19 to
                         18, 1988           Amendment No. 1 of
                         between the        the Company's
                         Company and        Schedule 14D-9 filed
                         Marshall &         December 9, 1988)
                         Ilsley Trust
                         Company

               (k)       Trust Agreement    (Previously filed as
                         dated September    Exhibit 20 to
                         18, 1988           Amendment No. 1 of
                         between the        the Company's
                         Company and        Schedule 14D-9 filed
                         Marshall &         December 9, 1988)
                         Ilsley Trust
                         Company            (Previously filed as
                                            Exhibit 10(i) to the
               (l)       Management         1991 Annual Report
                         Incentive Plan     on Form 10-K)
                         for Major
                         Corporate          (Previously filed on
                         Executives         Form S-8 dated
                                            September 12, 1994)
               (m)       1994 Employees
                         Stock Option
                         Plan

    13         Portions of Annual Report
               to Shareholders for the
               year ended September 30,                             X
               1994 that are
               incorporated by reference

    21         Significant Subsidiaries
               of Universal Foods
               Corporation                                          X

    23.1       Consent of Deloitte &
               Touche LLP                                           X

    23.2       Consent of Deloitte &
               Touch regarding the
               Universal Foods
               Corporation Retirement                               X
               Employee Stock Ownership
               Plan

    23.3       Consent of Deloitte &
               Touch regarding the                                  X
               Universal Foods
               Corporation Savings Plan

    27         Financial Data Schedule                              X

    99         Notice of Annual Meeting     (Previously filed on
               and Proxy Statement,         December 15, 1994 as
               dated December 16, 1994      the Company's
                                            Schedule 14A)


   * Indicates management contracts or compensatory plans.