Form 10-Q
period 1995-03-31
UNIVERSAL FOODS CORP
filed 1995-05-15
CIK 310142

=========================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:    March 31, 1995

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

      Class                                    Outstanding at April 30, 1995
   Common Stock, par value $0.10 per share             26,076,565 shares

   ========================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX



                                                                     Page No.

        PART I, FINANCIAL INFORMATION:

                Consolidated Condensed Balance Sheets
                - March 31, 1995 and September 30, 1994.                    1

                Consolidated Condensed Statements of Earnings
                - Three and Six Months Ended
                  March 31, 1995 and 1994.                                  2

                Consolidated Condensed Statements of Cash Flows
                - Six Months Ended March 31, 1995 and 1994.                 3

                Notes to Consolidated Condensed
                  Financial Statements.                                     4

                Management's Discussion and Analysis of
                  Results of Operations, Financial Condition
                  and Forward Looking Information.                          5

        PART II, OTHER INFORMATION:

                Item 6, Exhibits and Reports on Form 8-K.                   7

                Signatures.                                                 8

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)
                                                 March 31
                                                    1995         September 30
                  ASSETS                        (Unaudited)          1994

   CURRENT ASSETS:
        Cash and cash equivalents                   $ 21,916        $ 43,430
        Trade accounts receivable                    102,186          95,336
        Inventory:
          Finished and in-process products           100,928         101,046
          Raw materials and supplies                  61,177          55,075
        Prepaid expenses and other current
         assets                                       33,808          32,941
                                                    --------        --------
             TOTAL CURRENT ASSETS                    320,015         327,828

   INVESTMENTS AND OTHER ASSETS                       40,196          32,328

   INTANGIBLES                                       146,178         147,789

   PROPERTY, PLANT AND EQUIPMENT:
        Cost:
          Land and buildings                         126,840         118,538
          Machinery and equipment                    318,695         309,847
                                                    --------        --------
                                                     445,535         428,385
        Less accumulated depreciation                187,212         172,666
                                                    --------        --------
                                                     258,323         255,719
                                                    --------        --------
        TOTAL ASSETS                                $764,712        $763,664
                                                    ========        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:

        Short-term borrowings                       $ 10,756        $  4,527
        Accounts payable, accrued expenses
             and other liabilities                   119,830         138,153
        Federal and state income taxes                12,196          28,697
        Current maturities on long-term debt          20,318          20,775
                                                    --------        --------

             TOTAL CURRENT LIABILITIES               163,100         192,152
   DEFERRED INCOME TAXES                              20,516          17,300
   OTHER DEFERRED LIABILITIES                         18,535          19,414
   ACCRUED EMPLOYEE AND RETIREE BENEFITS              37,411          35,173
   LONG-TERM DEBT                                    168,457         172,235

   SHAREHOLDERS' EQUITY
        Common stock                                   2,698           2,698
        Additional paid-in capital                    79,224          80,066
        Earnings reinvested in the business          310,527         273,800
                                                    --------        --------
                                                     392,449         356,564
        Less:  Treasury stock, at cost                25,368          25,521
               Other                                  10,388           3,653
                                                    --------        --------
                                                     356,693         327,390
                                                    --------        --------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                       $764,712        $763,664
                                                    ========        ========

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)


                                  Three Months              Six Months
                                  Ended March 31           Ended March 31
                                1995          1994       1995          1994


   Total Revenue              $191,824    $237,082     $379,548    $457,873

   Operating Costs and
    Expenses:
        Cost of Products Sold  124,653     157,645      247,024     301,804

        Selling and
         Administrative
              Expenses          41,801      52,117       84,030     102,083

        Unusual Item - Gain on
         Sale of Frozen
         Foods Business            ---         ---      (49,560)        ---
                              --------    --------     --------    --------
   Operating Income             25,370      27,320       98,054      53,986

   Interest Expense              3,962       4,002        7,930       7,532
                              --------    --------     --------    --------
   Earnings Before
    Income Taxes                21,408      23,318       90,124      46,454

   Income Taxes                  7,760       8,744       40,894      17,420
                              --------    --------     --------    --------
   Net Earnings               $ 13,648    $ 14,574     $ 49,230    $ 29,034
                              ========   =========    =========    ========


   Weighted Average Number
     of Common Shares
     Outstanding            26,023,000  26,024,000   26,042,000  26,218,000
                            ==========  ==========   ==========  ==========


   Net Earnings Per
    Common Share                 $ .52       $ .56        $1.89       $1.11
                               =======    ========      =======    ========

   Dividends Per
    Common Share                 $ .24       $ .23        $ .48       $ .46
                               =======    ========      =======    ========


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)
                                                          Six Months Ended
                                                              March 31
                                                         1995          1994


   Net cash (used in) provided by
    operating activities                               $ (26,404)  $    329
                                                       ---------  ---------

   Cash flows from investing activities:
     Acquisition of property, plant
      and equipment                                      (13,936)   (25,969)
     Acquisition of new businesses (net of
      cash acquired)                                      (2,978)   (11,061)
     Proceeds from disposition of business
      and sale of property, plant and equipment
      and other productive assets                         41,609        480
     Increase in investments                              (2,068)    (1,970)
                                                        --------   --------
     Net cash provided by (used in)
      investing activities                                22,627    (38,520)

   Cash flows from financing activities:
     Proceeds from additional borrowings                  30,524    102,793
     Reductions in debt                                  (35,268)   (28,056)
     Proceeds from options exercised and other             1,269        183
      Purchase of treasury stock                          (1,759)   (14,118)
     Dividends paid                                      (12,503)   (12,072)
                                                        --------   --------
     Net cash (used in) provided by
       financing activities                              (17,737)    48,730

   Net (decrease) increase in cash and
     cash equivalents                                    (21,514)    10,539
   Cash and cash equivalents at beginning
     of period                                            43,430     11,356
                                                        --------   --------
   Cash and cash equivalents at end of period           $ 21,916   $ 21,895
                                                        ========   ========
   Supplemental Disclosure of Cash Flow
    Information:
     Cash paid during the period for:

          Interest                                      $  6,831   $  6,176
          Income taxes                                    42,746     17,563




   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and September 30, 1994, the results of operations for the three and six month periods ended March 31, 1995 and 1994 and cash flows for the six month periods ended March 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1994, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

   4. During the six months ended March 31, 1995 and 1994, the Company repurchased 65,000 and 450,700 shares of common stock, respectively, for an aggregate price of $1,759,000 and $14,118,000, respectively.

   5. For the six months ended March 31, 1995, depreciation and amortization were $15,018,000 and $3,193,000, respectively. For the six months ended March 31, 1994, depreciation and amortization were $17,761,000 and $2,906,000, respectively.

   6. The Company acquired Silva-Laon, a dehydrated vegetable processor, at a cost of $3,546,000 effective March 17, 1995. On January 1, 1994, the Company acquired Destillaciones Garcia de la Fuente, S.A. (DGF), a specialty flavor and fragrance company, at a cost of $11,100,000. The acquisitions have been accounted for as purchases and, accordingly, the results of operations and financial position are reflected in the Consolidated Condensed Financial Statements from the effective dates of the acquisitions. The impact of the acquisitions on the financial statements of the Company is not material.

   7. On December 21, 1994, the Company amended the Stock Purchase Agreement ("Agreement") with ConAgra, Inc. Under the amended Agreement ConAgra agreed to acquire 100% of the stock of Universal Frozen Foods Company for $202,000,000. The final purchase price of $202,000,000 included a one-time cash payment of $39,000,000 in addition to the base consideration of $163,000,000 that was paid August 1, 1994. The sale of the Frozen Foods business resulted in a pre-tax gain of $49,560,000 ($23,370,000 after-tax, or $.90 per share). The income tax provision related to the gain was 52.8% as a result of non-deductible basis differences relating to intangibles.

   8. The Company acquired at a cost of $9,252,000, Top Foods, a dehydrated vegetable processor located in The Netherlands, effective April 21, 1995. The acquisition will be accounted for as a purchase and, accordingly, the results of operations and the financial position of Top Foods will be reflected in the Consolidated Condensed Financial Statements from the effective date of the acquisition. The impact of the acquisition on the future financial statements of the Company is not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION





   RESULTS OF OPERATIONS:

          Revenue from operations for the quarter and six months ended March 31, 1995, was $191,824,000 and $379,548,000, respectively, compared with $237,082,000 and $457,873,000 a year ago. The decrease in revenue for the quarter and six months ended March 31, 1995, of 19.1% and 17.1%, respectively, from the comparable prior year periods resulted from the sale of the Company's Frozen Foods business. Revenue from continuing operations, including the impact from companies acquired during fiscal 1994 and 1995, increased $29,688,000, or 18.3%, for the quarter ended March 31, and increased $61,204,000, or 19.2%, for the six months ended March 31.

          Gross profit margins increased to 35.0% of revenues during the second quarter compared with 33.5% during the same period last year. Gross profit margins for the first six months increased to 34.9% from 34.1%.

          Selling and administrative expenses decreased to 21.8% of revenues during the second quarter compared to 22.0% during the same period last year. For the first six months of fiscal 1995, selling and administrative expenses decreased to 22.1% of revenues from 22.3% last year.

          Interest expense in the second quarter decreased to $3,962,000 from $4,002,000 in the same period last year and increased to $7,930,000 from $7,532,000 for the six months ended March 31, 1995 and 1994, respectively. The slight decrease in the current quarter primarily resulted from lower average outstanding debt, offset by higher interest rates, compared with the same period last year. The increase year-to-date is primarily due to higher interest rates during the six-month period.

          Income tax expense for the quarter and six months ended March 31, 1995 exceeded the 34% statutory rate primarily as a result of state income taxes and a higher than normal effective tax rate on the sale of the Frozen Foods business.


   FINANCIAL CONDITION:

          The current ratio increased to 2.0 at March 31, 1995, from 1.7 at September 30, 1994. Net working capital increased $21,239,000 to $156,915,000 at March 31, 1995 from $135,676,000 at September 30,
          1994.

          Net cash used in operating activities was $26,404,000 for the six months ended March 31, 1995, compared to net cash provided of $329,000 for the six months ended March 31, 1994. Cash used in operating activities increased primarily because of the tax payments related to the sale of the Frozen Foods business.

          Net cash provided by investing activities was $22,627,000 for the six months ended March 31, 1995. Cash provided by investing activities in fiscal 1995 includes the receipt of $39,000,000 of cash from the sale of the Frozen Foods business. Also included in investing activities are capital additions of $13,936,000 and $25,969,000 for the six months ended March 31, 1995 and 1994, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

          Included in investing activities are the acquisitions of new businesses as described in Note 6 on page 4.

          Net cash used in financing activities was $17,737,000 for the six months ended March 31, 1995 compared to net cash provided by financing activities of $48,730,000 for the comparable prior year period. The increase in cash used for financing activities resulted from the sale of the Frozen Foods business providing cash for investing activities and the repayment of debt.


   FORWARD LOOKING INFORMATION:

          Management believes the Company continues to be on track for improvement in earnings from the Company's continuing operations in 1995. Revenue increases will come from both existing businesses and acquisitions. Economic conditions in Mexico, where the Company has operations, remain a concern but are expected to have a limited impact over the remainder of the year.

                                     PART II

                                OTHER INFORMATION


   Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were required to be filed during the quarter ended March 31, 1995.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL FOODS CORPORATION



   Date:  May 12, 1995              By:  /s/  Terrence M. O'Reilly
                                    Terrence M. O'Reilly, Vice President,
                                    Secretary and General Counsel



   Date:  May 12, 1995              By:  /s/  Michael L. Hennen
                                    Michael L. Hennen, Corporate Controller

                                  EXHIBIT INDEX

   Exhibit No.        Description

       27             Financial Data Schedule