Form 10-Q
period 1995-06-30
UNIVERSAL FOODS CORP
filed 1995-08-11
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:    June 30, 1995

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

       Class                                     Outstanding at July 31, 1995
   Common Stock, par value $0.10 per share               26,082,504 shares

                         UNIVERSAL FOODS CORPORATION

                                    INDEX

                                                                     Page No.

        PART I, FINANCIAL INFORMATION:

                Consolidated Condensed Balance Sheets
                - June 30, 1995 and September 30, 1994.                     1

                Consolidated Condensed Statements of Earnings
                - Three and Nine Months Ended
                   June 30, 1995 and 1994.                                  2

                Consolidated Condensed Statements of Cash Flows
                - Nine Months Ended June 30, 1995 and 1994.                 3

                Notes to Consolidated Condensed
                  Financial Statements.                                     4

                Management's Discussion and Analysis of Results
                  of Operations, Financial Condition and
                  Forward Looking Information.                              5



        PART II, OTHER INFORMATION:

                Item 6, Exhibits and Reports on Form 8-K.                   7

                Signatures.                                                 8

                                    PART I

                            FINANCIAL INFORMATION


                         UNIVERSAL FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($000's Omitted)


                                                June 30
                                                  1995          September 30
      ASSETS                                  (Unaudited)          1994

   CURRENT ASSETS:
      Cash and cash equivalents                  $ 16,872       $ 43,430
      Trade accounts receivable                   112,887         95,336
      Inventory:
        Finished and in-process products          108,758        101,046
        Raw materials and supplies                 61,724         55,075
      Prepaid expenses and other
       current assets                              33,949         32,941
                                                 --------       --------
            TOTAL CURRENT ASSETS                  334,190        327,828

   INVESTMENTS AND OTHER ASSETS                    42,181         32,328

   INTANGIBLES                                    145,762        147,789

   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                        129,437        118,538
        Machinery and equipment                   330,282        309,847
                                                 --------       --------
                                                  459,719        428,385
      Less accumulated depreciation               192,418        172,666
                                                 --------       --------
                                                  267,301        255,719
                                                 --------       --------
      TOTAL ASSETS                               $789,434       $763,664
                                                 ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                      $ 18,915       $  4,527
      Accounts payable, accrued expenses
            and other current liabilities         130,030        138,153
      Federal and state income taxes               18,324         28,697
      Current maturities on long-term debt         19,734         20,775
                                                  -------        -------
            TOTAL CURRENT LIABILITIES             187,003        192,152
   DEFERRED INCOME TAXES                           20,724         17,300
   OTHER DEFERRED LIABILITIES                      19,183         19,414
   ACCRUED EMPLOYEE AND RETIREE BENEFITS           38,637         35,173
   LONG-TERM DEBT                                 156,142        172,235

   SHAREHOLDERS' EQUITY
      Common stock                                  2,698          2,698
      Additional paid-in capital                   79,113         80,066
      Earnings reinvested in the business         318,827        273,800
                                                 --------       --------
                                                  400,638        356,564
      Less:  Treasury stock, at cost               25,412         25,521
             Other                                  7,481          3,653
                                                 --------       --------
                                                  367,745        327,390
                                                 --------       --------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                      $789,434       $763,664
                                                 ========       ========


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                         UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  ($000's Omitted Except Per Share Amounts)
                                 (Unaudited)


                                  Three Months                Nine Months
                                 Ended June 30,             Ended June 30,
                                1995          1994        1995         1994

   Total Revenue              $207,542     $249,467     $587,090    $707,340

   Operating Costs and
    Expenses:
     Cost of Products
        Sold                   138,996      168,268      386,020     470,072

     Selling and
       Administrative
           Expenses             41,981       52,816      126,011     154,899

     Unusual Item - Gain
       on Sale of Frozen
       Foods Business            ---          ---        (49,560)       ---
                               -------     --------     --------      ------
   Operating Income             26,565       28,383      124,619      82,369

   Interest Expense              3,729        4,170       11,659      11,702
                               -------     --------     --------     -------
   Earnings Before
    Income Taxes                22,836       24,213      112,960      70,667

   Income Taxes                  8,279        8,903       49,173      26,323
                               -------      -------      -------    --------
   Net Earnings               $ 14,557     $ 15,310     $ 63,787    $ 44,344
                               =======      =======      =======     =======

   Weighted Average Number
    of Common Shares
    Outstanding             26,076,000   26,040,000   26,053,000  26,159,000
                            ==========   ==========   ==========  ==========


   Net Earnings Per
    Common Share                 $ .56        $ .59        $2.45       $1.70
                                 =====        =====        =====       =====

   Dividends Per
    Common Share                 $ .24        $ .23        $ .72       $ .69
                                 =====        =====        =====       =====


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                         UNIVERSAL FOODS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($000's Omitted)
                                 (Unaudited)

                                                     Nine Months Ended
                                                          June 30,
                                                     1995          1994

   Net cash provided by operating activities         $ 6,514     $49,851
   Cash flows from investing activities:
      Acquisition of property, plant and
       equipment                                     (28,437)    (40,645)
      Acquisition of new businesses (net of
       cash acquired)                                (12,633)    (15,043)
      Proceeds from disposition of business
       and sale of property, plant and
       equipment and other productive
       assets                                         41,609         480
      Increase in investments                         (4,418)     (6,867)
                                                     -------     -------
      Net cash used in investing activities           (3,879)    (62,075)
                                                     -------     -------
   Cash flows from financing activities:
      Proceeds from additional borrowings             53,114     135,373
      Reductions in debt                             (63,181)    (56,460)
      Proceeds from options exercised
       and other                                       1,393         502
     Purchase of treasury stock                       (1,759)    (14,118)
      Dividends paid                                 (18,760)    (18,060)
                                                     -------     -------
      Net cash (used in) provided by
       financing activities                          (29,193)     47,237
                                                     -------     -------
   Net (decrease) increase in cash
    and cash equivalents                             (26,558)     35,013
   Cash and cash equivalents at
    beginning of period                               43,430      11,356
                                                     -------     -------
   Cash and cash equivalents at
    end of period                                    $16,872     $46,369
                                                     =======     =======

   Supplemental disclosure of cash
    flow information:
      Cash paid during the period for:
       Interest                                      $10,912     $10,703
       Income taxes                                   49,180      22,284



   See Accompanying Notes to Consolidated Condensed Financial Statements.

                       UNIVERSAL FOODS CORPORATION

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and September 30, 1994, the results of operations for the three and nine month periods ended June 30, 1995 and 1994 and cash flows for the nine month periods ended June 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

   4. During the nine months ended June 30, 1995 and 1994, the Company repurchased 65,000 and 450,700 shares of common stock, respectively, for an aggregate price of $1,759,000 and $14,118,000, respectively.

   5. For the nine months ended June 30, 1995, depreciation and amortization were $22,967,000 and $4,628,000, respectively. For the nine months ended June 30, 1994, depreciation and amortization were $25,532,000 and $4,381,000, respectively.

   6. In June 1995, the Company refinanced its $55,000,000 revolving loan agreement, replacing the facility with a $70,000,000 multicurrency revolving loan agreement which matures in June 2000. Under the agreement, the Company has the option to elect to have interest rates determined based upon the LIBOR rate plus margin or the certificate of deposit rate plus margin. A commitment fee is payable on the unused amount of credit.

   7. The Company acquired, effective April 21, 1995, at a cost of $9,252,000, Top Foods, a dehydrated vegetable processor located in The Netherlands. Silva-Laon, a dehydrated vegetable processor located in France, was acquired at a cost of $3,546,000, effective March 17, 1995. On January 1, 1994, the Company acquired Destillaciones Garcia de la Fuente, S.A. (DGF), a specialty flavor and fragrance company, at a cost of $11,100,000. On June 8, 1994, the Company acquired Mallow Foods in Midleton, Ireland, a leading processor of air and freeze-dried vegetables for $3,300,000. The acquisitions have been accounted for as purchases and, accordingly, the results of operations and financial position are reflected in the Consolidated Condensed Financial Statements from the effective dates of the acquisitions. On a consolidated performa basis the acquisitions were not significant to the Company's results of operations.

   8. On December 21, 1994, the Company amended the Stock Purchase Agreement ("Agreement") with ConAgra, Inc. Under the amended Agreement ConAgra agreed to acquire 100% of the stock of Universal Frozen Foods Company for $202,000,000. The final purchase price of $202,000,000 included a one-time cash payment of $39,000,000 in addition to the base consideration of $163,000,000 that was paid August 1, 1994. The sale of the Frozen Foods business resulted in a pre-tax gain of $49,560,000 ($23,370,000 after-tax, or $.90 per share). The income tax provision related to the gain was 52.8% as a result of non-deductible basis differences relating to intangibles.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

   RESULTS OF OPERATIONS:

         Revenue from operations for the three months and nine months ended June 30, 1995, was $207,542,000 and $587,090,000, respectively, compared with $249,467,000 and $707,340,000 in 1994.  The decrease in revenue for the three months and nine months ended June 30, 1995, of 16.8% and 17.0%, respectively, from the comparable prior year periods is a result of the sale of the Company's Frozen Foods business. Revenue from continuing operations, including the impact from companies acquired during fiscal 1994 and 1995, increased $33,463,000, or 19.2%, for the quarter ended June 30, and increased $94,667,000, or 19.2%, for the nine months ended June 30.

         Gross profit margins increased to 33.0% of revenues during the quarter compared with 32.5% during the same period last year. Gross profit margins for the first nine months increased to 34.2% from 33.5%. The improvement in gross profit margin for both the quarter and nine months ended is primarily due to product mix and the elimination of lower margin business in the Frozen Foods division.

         Selling and administrative expenses decreased to 20.2% of revenues during the third quarter compared to 21.2% during the same period last year. For the first nine months of fiscal 1995, selling and administrative expenses decreased to 21.5% of revenues from 21.9% last year.

         Interest expense in the quarter decreased to $3,729,000 from $4,170,000 in the same period last year and decreased to $11,659,000 from $11,702,000 for the nine months ended June 30, 1995 and 1994, respectively. The slight decrease in the current quarter primarily resulted from lower average outstanding debt, offset by higher interest rates, compared with the same period last year.

         Income tax expense for the quarter and nine months ended June 30, 1995 exceeded the 34% statutory rate primarily as a result of state income taxes and a higher than normal effective tax rate on the sale of the Frozen Foods business.


   FINANCIAL CONDITION:

         The current ratio increased to 1.8 at June 30, 1995, from 1.7 at September 30, 1994. Net working capital increased $11,511,000 to $147,187,000 at June 30, 1995 from $135,676,000 at September 30,
         1994.

         Net cash provided by operating activities was $6,514,000 for the nine months ended June 30, 1995, compared to net cash provided of $49,851,000 for the nine months ended June 30, 1994. Cash provided by operating activities decreased primarily due to the tax payments related to the sale of the Frozen Foods business.

         Net cash used in investing activities was $3,879,000 for the nine months ended June 30, 1995. Cash used in investing activities in fiscal 1995 includes the receipt of $39,000,000 of cash from the sale of the Frozen Foods business. Also, capital additions of $28,437,000 and $40,645,000 for the nine months ended June 30, 1995 and 1994, respectively reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

         Included in investing activities are the acquisitions of new businesses as described in Note 7 on page 4.

         Net cash used in financing activities was $29,193,000 for the nine months ended June 30, 1995 compared to net cash provided by financing activities of $47,237,000 for the comparable prior year period. The increase in cash used for financing activities result from the sale of the Frozen Foods business providing cash for investing activities and reducing the amounts of short term borrowing required as of June 30.


   FORWARD LOOKING INFORMATION:

         Given the Company's nine month performance, management believes that full-year results will show gains over last year's earnings from continuing operations, but, as anticipated, will be down when results from the Frozen Foods business are included.

                                        PART II

                                     OTHER INFORMATION



   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 27 Financial Data Schedule

            (b) No reports on Form 8-K were required to be filed during the quarter ended June 30, 1995.

                                     SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNIVERSAL FOODS CORPORATION



   Date:  August 11, 19995      By:  /s/  Terrence M. O'Reilly
                                Terrence M. O'Reilly, Vice President,
                                Secretary and General Counsel



   Date:  August 11, 1995       By:  /s/  Michael L. Hennen
                                Michael L. Hennen, Corporate Controller

                                           EXHIBIT INDEX



   Exhibit                      Description

      27                        Financial Data Schedule