Form 10-K
period 1995-09-30
UNIVERSAL FOODS CORP
filed 1995-12-28
CIK 310142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended September 30, 1995
                                 or
        [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ____________ to ____________

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

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 1, 1995: 26,977,437 shares of Common Stock, $.10 par value, including 863,500 treasury shares.

             Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 1, 1995 was $873,323,603.

                      Documents Incorporated By Reference

             1. Portions of Universal Foods Corporation 1995 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

             2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 15, 1995 (Parts II and III of Form 10-K)

                                     PART I
   ITEM 1.   BUSINESS - Food

        Universal Foods Corporation (the "Company") was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 433 East Michigan Street, Milwaukee, Wisconsin 53202, telephone (414) 271-6755. The Company engages in the international development, manufacture and distribution of high-performance ingredients and ingredient systems to food products and other items. Principal products of the Company include food, beverage and dairy flavors; certified and natural colors for foods, cosmetics and pharmaceuticals; dehydrated vegetable products; a diverse line of yeast products; and flavor enhancers, secondary flavorings and other bioproducts. The Company exited the frozen potato business during Fiscal 1994.

        The following material from the Universal Foods Corporation 1995 Annual Report to Shareholders is incorporated by reference:

        "Management's Analysis of Operations and Financial Condition" on Pages 18 through 21 (but not any photographs or applicable information included therein).

        Note A - "Summary of Significant Accounting Policies" on Page
        27.

        Note K - "Foreign Operations" on Page 32.


   Description
                                     Flavor

        The Company conducts its food flavor business through its wholly-owned subsidiary Universal Flavor Corporation ("Universal Flavor"). Universal Flavor manufactures and supplies flavors, ingredient systems and fragrances to the dairy, food processor, beverage and personal care and household products industries worldwide and is a recognized leader in the North American dairy and beverage flavor markets. It operates plants located in Kearny, New Jersey; Amboy, Illinois; Indianapolis, Indiana; and Fenton, Missouri. Universal Flavor has eleven additional plants in Canada, Mexico, Belgium, Great Britain, Italy, Spain, Australia, New Zealand, Hong Kong and the Philippines. Products are sold primarily through employee sales representatives with some assistance from food brokers.

        Strategic acquisitions have expanded Universal Flavor's product lines and processing capabilities. In April 1990, the Company acquired the international flavor business of Felton Worldwide, a subsidiary of Harrisons and Crosfield, PLC, of Great Britain. This acquisition strengthened Universal Flavor's position as a major flavor producer in Great Britain and gave Universal Flavor a larger presence on the European continent and in the Pacific Rim. In September 1991, the Company acquired Fantasy Flavors, Inc. Combining Fantasy's product lines with the Company's existing BlankeBaer operation positioned Universal Flavor as the premier dairy ingredient systems supplier in North America. The January 1992 acquisition of Curt Georgi Imes, S.P.A. brought particular strength in the Italian bakery and dairy flavor markets, as well as experienced research and development and sophisticated analytical capabilities. The January 1994 acquisition of Destillaciones Garcia de la Fuente, S.A.
   (DGF), based in Granada, Spain, provided a depth of expertise for expanding into aroma chemicals which are used to create flavors as well as fragrances. In July 1994, Universal Flavor, through its international subsidiary, purchased its partner's 51% interest in Azteca en Ambesco de Mexico. This purchase brought beverages and dairy flavor technology to the Company's other existing Mexican flavor business.

                                      Color

        The Company, through its subsidiary Warner-Jenkinson Company ("W-J"), is the world's leading manufacturer of certified food colors. It also has a growing share of the international natural color market. Its products, sold under such trademarks as RED SEAL and SPECTRACOAT, are used by producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. W-J is headquartered in St. Louis, Missouri, the site of its major manufacturing facilities. Cosmetic and pharmaceutical colors are produced in New Jersey. Latin American customers are served by W-J de Mexico, S.A. de C.V., a manufacturing and sales subsidiary located just outside of Mexico City. W-J Canada (formerly Dyeco Ltd.) operates out of Kingston, Ontario. Other manufacturing facilities are located in King's Lynn, England; Amersfoort, The Netherlands; and Tullamarine, Victoria, Australia. Domestically, the W-J product line is sold principally by the Company's own sales force. International sales are made through distributors and directly by the Company.

        Recent acquisitions have strengthened the business internationally which operates under the W-J name. In August 1991, the Company acquired the international food and cosmetic color operations of Morton International, Inc. which provided additional technology in cosmetic colors and a worldwide distribution network. In June 1992, the Company acquired Butterfield Food Ingredients, Ltd., a British food color manufacturer with particular expertise in natural colors, pharmaceutical applications and international distribution, particularly in the Far East. During 1993, the Company acquired Spectrum S.A., a Mexican food color distributor with approximately 20% market share in that country.

                               Dehydrated Products

        The Company's subsidiary, Rogers Foods, Inc. ("Rogers"), produces dehydrated onion and garlic and is believed to be the third largest producer of these products in the United States. These items are marketed under the trademark ROGERS FOODS and private labels. Rogers also produces and distributes chili powder, chili pepper, paprika, dehydrated vegetables such as parsley, celery and spinach, and oleoresin (a liquid chili pepper used as a highly concentrated coloring agent) under the brand name CHILI PRODUCTS. Rogers believes it is one of the largest producers of these products.

        Rogers sells dehydrated products directly and through brokers to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. Rogers' processing facilities are located in Turlock, Livingston and Greenfield, California.

        During 1994 and 1995, the Company acquired three European dehydrated vegetable processors. The acquisitions give the Company a base from which to expand its dehydrated products business internationally. These acquisitions also expand the Company's dehydrated technology base to include freeze drying, puffed drying and vacuum drying. Vegetables processed using these technologies are premium products because they have a short reconstitution time, a benefit in today's convenience foods such as soups, snacks and other dry foods.

        The European businesses operate as UNIVERSAL DEHYDRATES. The acquired companies formerly operated as Mallow Foods in Midleton, County Cork, Ireland; Silva Laon, located near Laon, France; and Top Foods in Elburg, the Netherlands. The Company believes it is the leading dehydrator of specialty vegetables in Europe.

                                      Yeast

        The Company specializes in the production of compressed, cream, active dry and nutritional yeast products for sale to industrial, institutional and retail accounts under the RED STAR trademark. The largest market for yeast is the domestic baking industry. In addition, active dry yeast is sold to food processors for inclusion in bread, pizza and similar mixes. The compressed, active dry and fast-acting dry yeast products of the Company bearing the RED STAR and RED STAR QUICK RISE trademarks are sold in ready-to-use packages to retail stores and in two pound packages for food service use. The Company believes it is the largest North American supplier of yeast to the commercial bakery market and the second largest supplier to the retail market.

        The business also exports yeast and allied products throughout the world and manages investments in companies operating yeast and allied product facilities in 12 offshore locations, two of which are wholly-owned subsidiaries. The Company receives revenues in the form of dividends and technical assistance fees from these foreign affiliates.

        Company owned yeast plants are located in Milwaukee, Wisconsin; Baltimore, Maryland; Dallas, Texas; and Oakland, California. The Company distributes its fermentation products largely through its own sales force. In 1994, the Company purchased a 20% stock interest in and entered an agreement with Minn-Dak Yeast Company, Inc. in Wahpeton, North Dakota for contract manufacturing under the RED STAR trademark and to supply molasses, a major raw material in yeast production, to the Company.

                                   BioProducts

        During 1994, the Company created the Red Star BioProducts Division from its existing Red Star Specialty Products Division and two acquisitions. Red Star Specialty Products had been established as a small, stand-alone profit center in 1989 out of the Company's yeast group. With internally developed expertise, the group focused on highly technical product development using extracts from brewer's and baker's yeast.
   During 1993, Universal BioVentures, the Company's biotechnology group, was integrated into Red Star Specialty Products to develop new products utilizing the Company's expertise in fermentation and molecular biology. The BioVentures product line was discontinued in 1995 because of the continuing development costs and funding required for expansion.

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

        The Biolux Group is the leading European producer of food, nutritional and feed ingredients derived from brewer's yeast. The acquisition makes the Company the world leader in brewer's yeast extract technology, production and sales. The Biolux Group consists of New Biolux in Belgium and Vitalevor in France. Its products include flavor enhancers, health foods, feed ingredients and nutrients for pharmaceutical and biotechnology processes. The Biolux Group is a major purchaser and processor of brewer's yeast in the European market.

        The expanded Red Star BioProducts Division serves the food and feed processing and bionutrient industries with the broadest line of natural extracts and specialty cultures. It supplies various natural extracts from brewer's yeast, baker's yeast, vegetable proteins, meat, casein and other naturally occurring materials. These specialty extracts function primarily as flavor and texture modifiers and enhancers, and secondary flavorings in the food processing industries. The nutritional and functional properties of Red Star BioProducts extracts are the basis for their use in enzyme and pharmaceutical production.

        The Company believes Red Star BioProducts is the leading supplier of yeast extracts and second in the supply of HVPs in the U.S. market. The products are marketed under a number of RED STAR and CHAMPLAIN trademarks.


        The expanded division operates production facilities in Juneau, Wisconsin; Harbor Beach, Michigan; Clifton, New Jersey; and in Canada, the United Kingdom, Belgium and France. More than half of the Division's products are now produced outside of the United States. Its products are marketed through technically trained sales personnel directly to the customer and through distributors in some international markets.

                                  Frozen Foods

        On August 1, 1994, the Company completed the sale of Universal Frozen Foods Company, a wholly owned subsidiary of the Company ("Frozen Foods"), to ConAgra, Inc. The sale was a major step in Universal Foods' strategic transition to a focus on high-performance ingredients and ingredient systems for foods and other products.

     Frozen Foods produced frozen potato products for U.S. and international markets, selling most of its product to the food service industry. It had a share of the retail market with branded and private labeled products.
   It operated processing facilities in Twin Falls, Idaho; Hermiston, Oregon; and Pasco, Washington.


   Research and Development/Quality Assurance

     The Company believes that its competitive advantage and ability to develop and deliver high-performance products is based on its technical expertise in the processing and application of its technology for foods and other products. Therefore, the Company provides an above-industry average investment in research, development and quality assurance, and is committed to the training and development of its people.

     The Company employs approximately 400 people in research and quality assurance. Over the past five years, expenditures as a percentage of revenue have increased from 3.0% in 1991 to 3.6% in 1995. Expenditures in fiscal 1995 decreased 11.4% from fiscal 1994 to $28.6 million from $32.2 million. This decrease is a direct result of the sale of Frozen Foods. Frozen Foods accounted for $4.1 million in expenditures during fiscal 1994. Expenditures in fiscal 1994 increased 13% to $32.2 million from
   $28.5 million in fiscal 1993.   The Company's commitment to research and
   product development continues at a level significantly higher than the food industry average. Of the aforesaid amounts, approximately $17.9 million in fiscal 1993, $20.4 million in fiscal 1994 and $19.3 million in fiscal 1995, were research and development expenses as defined by the Financial Accounting Standards Board.

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

     The Company continued its comprehensive training program designed to introduce all personnel to team problem solving using statistical process control, teamwork and communication procedures under a program named "The Universal Way." This program promotes the Company's commitment to continuous quality improvement of its products and services as a primary Company objective.

     As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to quality standards established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series. Red Star BioProducts believes it was the first North American ingredients supplier to receive ISO 9002 certification. To date, Universal Flavor facilities in Indiana and New Jersey in the United States and facilities in The Netherlands and United Kingdom have also been certified. Dehydrated Product facilities in California, in the United States, and in Ireland, France and the Netherlands have also been certified.


   Competition

     All Company products are sold in highly competitive markets. Since the Company and its competitors utilize similar methods of production, marketing and delivery, the Company competes primarily on process and applications expertise, quality and service. Universal Foods competes with only a few companies across multiple ingredient lines and is more likely to encounter competition specific to individual businesses.

     With the evolution of food processing as a global business, competition to supply the industry has taken on an increasingly global nature. In the worldwide flavor market, the Company's principal competition comes from other U.S. and European producers. Building an international presence is a key goal for Universal Flavor as witnessed by acquisitions and the completion of a plant in Belgium in order to meet increasing international flavor demands.

     W-J is the leading producer of certified colors in North America and Western Europe. State of the art equipment, the latest process technology, a Color Service Laboratory unequaled in the industry, and the most complete range of synthetic and natural colors constitute the basis for its market leadership position. Acquisitions have resulted in product and process technology synergies, particularly in the cosmetic color market, as well as a growing international presence.

     For Dehydrated Products, acquisitions in Europe provide international expansion and strengthen export opportunities for U.S. based operations. The Company believes it is now the leading dehydrator of specialty vegetables in Europe and the third largest producer of onion and garlic in North America. Competition in Red Star BioProducts comes primarily from domestic and European producers. Red Star BioProducts is the leading producer of flavor enhancers in North America; competition in the European market is fragmented. Red Star yeast and Products competes primarily in the North American market and has two major competitors.


   Products and Application Activities

     With the Company's strategic focus on high-performance ingredients and ingredient systems, the Company's emphasis has shifted from the development of major new products to application activities and processing improvements in the support of its customers' numerous new and reformulated products. The Company maintains many of its proprietary processes and formulae as trade secrets and under secrecy agreements with customers.

     Development activities include a line of stable aqueous dispersion of colors for foods and pharmaceutical products. Patents have been granted on the products marketed under the SPECTRASPRAY label and applied for on the SPECTRABLEND label. The development of natural food colors continues to expand and is a growth opportunity for W-J.

     A variety of activities at Universal Flavor focus on the development of natural flavors and flavor solutions for low-fat and no-fat applications. The group has developed a reaction flavor for imparting animal fat flavor to nutritionally preferred vegetable oils. Using new reaction and extraction processes, a line of natural roasted onion, garlic and pepper flavors has been created. A new technology was installed for production of aseptically processed fruits. Emphasis has been placed on the development of low-fat dairy and bakery flavor and ingredients systems. New flavored fruit and spice pieces have also been developed to provide new textures, flavors and unique performance properties in bakery items.

     In 1993 Red Star BioProducts introduced the Flavor Mate 950 series, the most potent flavor enhancer on the market, and the Savory Mate series, which are flavor enhancers designed for specific areas such as beef, poultry, pork, etc. Acquisitions in 1994 expanded the divisions product line particularly in hydrolyzed vegetable proteins. The transfer of technology to European acquisitions begun in 1995 will allow the production of food and pharmaceutical grade extracts from brewing yeast.

     European acquisitions in 1994 and 1995 expanded the Dehydrated Products product line to include peas, carrots, beans, celery root and other specialty vegetables.

     In addition, the discussion of operational activities on Page 16 of the 1995 Annual Report to Shareholders is incorporated by reference.

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

     Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe. Chemicals and petrochemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta carotene, annatto and tumeric, are purchased from overseas and U.S. sources. In the production of flavors, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices and are obtained from local vendors. Flavor enhancers and secondary flavors are produced from brewer's yeast, baker's yeast from the Company's own operations, and vegetable materials such as corn and soybeans. The acquisition of the Biolux Group in 1994 provides long-term contracts on supplies of brewer's yeast for European production needs.

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

   Employees

     As of September 30, 1995, the Company employed about 4,100 persons worldwide (which includes approximately 200 seasonal employees). Approximately 430 employees are represented by one of 12 union contracts with whom the Company has collective bargaining relationships. The Company considers its employee relations to be good.

   Regulation

     Compliance with government provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company's operations for the year covered by this report nor is such compliance expected to have a material effect in the succeeding two years. As is true with the food industry in general, the production, packaging, labeling and distribution of the Company's products are subject to the regulations of various federal, state and local governmental agencies, in particular the Food & Drug Administration.

   ITEM 2.     PROPERTIES

     Domestically, the Company operates eighteen manufacturing and processing plants in ten states as of September 30, 1995. Four plants produced bakers yeast, four facilities provided flavor enhancers and bioproducts, three produced dehydrated products, two plants produced colors and four plants produced flavors. None of these properties are held subject to any material encumbrances. The Company also has investments in fifteen companies operating yeast and allied product facilities located in twelve offshore locations. The Company operates five color plants, eleven flavor plants, five bioproducts facilities and three dehydrated vegetable plants in thirteen foreign countries.

   ITEM 3.     LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings of a character regarded as normal to its business and in which, the Company believes, adverse decisions, in the aggregate, would not subject the Company to damages of a material amount.

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of fiscal 1995.

   ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the registrant and their ages as of December 1, 1995 are as follows:

                               EXECUTIVE OFFICERS

            Name              Age               Position

    Guy A. Osborn             59     Chairman, Chief Executive
                                     Officer and Director

    Kenneth P. Manning        53     President, Chief Operating
                                     Officer and Director

    Richard Carney            45     Vice President - Human
                                     Resources

    Steven O. Cordier         39     Treasurer

    Thomas J. Degnan          47     President, Red Star
                                     BioProducts Division

    Michael Fung              45     Vice President - Chief
                                     Financial Officer

    Michael L. Hennen         42     Controller

    Richard F. Hobbs          48     Vice President -
                                     Administration

    R. Steven Martin          39     President, Red Star Yeast &
                                     Products Division

    Terrence M. O'Reilly      50     Vice President, Secretary and
                                     General Counsel

    James F. Palo             55     President, Dehydrated
                                     Products
                                     Division

    Dr. Gary W. Sanderson     60     Vice President, Technologies

    Kenneth G. Scheffel       59     Vice President, Chemical
                                     Technologies

    Charles G. Tuchel         40     President, Flavor Division

    Michael A. Wick           52     President, Color Division

        All of these individuals have been employed by the Company in an executive capacity for more than five years, except Richard Carney, Steven
   O. Cordier, Michael L. Hennen, R. Steven Martin, Charles G. Tuchel and Michael Fung.

        Mr. Carney was elected Vice President - Human Resources in April 1993. He joined the Company in 1981 as Treasury Manager and held various positions in the Treasurer's Department until 1986 when he assumed the Director of Benefits responsibilities which he performed until being elected a Vice President.

        Mr. Tuchel joined the Company in May 1992 as the Managing Director - Europe for the Color Division. In October 1994, he was promoted to Vice President and General Manager of Universal Flavors International, and in June 1995 elected President - Flavors Division. Prior to joining the Company, Mr. Tuchel was Business Manager at ICI Petrochemicals from 1990 through 1992.

        Mr. Martin joined the Company as Vice President - Marketing of its Red Star Yeast & Products Division in 1993. In June 1995, Mr. Martin was elected President - Red Star Yeast & Products Division. Prior to joining the Company, Mr. Martin was with the Monsanto Company since 1978 in various general management positions.

        Mr. Hennen joined the Company in January 1995 as Controller. From 1985 until joining the Company he was a Senior Manager at Deloitte & Touche LLP, a public accounting firm providing audit and tax services to the Company as its outside auditor.

        Mr. Cordier joined the Company in October 1995 as Treasurer. From 1990 until joining the Company he was Director of Financial Planning at International Flavors and Fragrances, a $1.3 billion New York Stock Exchange company.

        Mr. Fung joined the Company in June 1995 as Vice President - Chief Financial Officer. From 1992 to 1995 he served as Senior Vice President and Chief Financial Officer for Vanstar Corporation, the world's largest manufacturer and integrator of multi-vendor personal computer systems and services. From 1988 to 1992, Mr. Fung was Vice President and Chief Financial Officer of Bass Pro Shops & Tracker Marine, privately-held companies operated under common ownership involved in the manufacture and marketing of outdoor sporting goods.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The principal market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 1995 appearing under "Quarterly Financial Data" on Page 22 of the 1995 Annual Report of the Company are incorporated by reference. Common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. In addition to the restrictions contained in its Restated Articles of Incorporation, the Company is subject to restrictions on the amount of dividends which may be paid on its common stock under the provisions of various credit agreements. On the basis of the consolidated financial statements of the Company as of September 30, 1995, $29,737,000 is available for the payment of dividends on the common stock of the Company under the most restrictive loan covenants.

        The Company had a stock repurchase program, initially announced June 7, 1984, under which the authorization terminated in fiscal 1994. Consequently, on January 27, 1994 the Board of Directors established a new share repurchase program which authorizes the Company to repurchase up to
   2.5 million shares. As of September 30, 1995, 65,000 had been repurchased under the new authorization.

        On September 8, 1988 the Board of Directors of the Company adopted a common stock shareholder rights plan which is described at Note F of Notes to Consolidated Financial Statements - Shareholders' Equity on Pages 29, 30 and 31 of the 1995 Annual Report to Shareholders and which is incorporated by reference.

        The number of shareholders of record on December 1, 1995 was 6,065.

   ITEM 6.   SELECTED FINANCIAL DATA

        The selected financial data required by this item is incorporated by reference from the "Five-Year Review" and the notes thereto of the 1995 Annual Report to Shareholders on Page 34.

   ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Management's Analysis of Operations and Financial Condition is incorporated by reference from Pages 18 through 21 of the 1995 Annual Report to Shareholders.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are set forth on Pages 22 through 33 of the 1995 Annual Report to Shareholders and are incorporated by reference.

   ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and officers appearing under "Election of Directors" (ending before "Committees of the Board of Directors") and "Other Matters" on Pages 2 through Page 6 and Page 15, respectively, of the Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1995, is incorporated by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

        Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits," and "Compensation and Development Committee Report" and "Executive
   Compensation" on Pages 7 through 14 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1995.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on Pages 8 through 9 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1995, is incorporated by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period October 1, 1994 through September 30, 1995, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  Documents filed:

             1. and 2. Financial Statements and Financial Statement Schedule. (See following "List of Financial Statements and Financial Statement Schedules.")

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

             (b)  Reports on Form 8-K:     None

         List Of Financial Statements and Financial Statement Schedules


                                                              Page Reference
                                                              in 1995 Annual
                                                                Report to
      1.  FINANCIAL STATEMENTS                                 Shareholders

          The following consolidated financial
          statements of Universal Foods Corporation and
          Subsidiaries are incorporated by reference
          from the Annual Report to Shareholders for the
          year ended September 30, 1995.
          Independent Auditors' Report                              33
          Consolidated Balance Sheets - September 30, 1995
            and 1994                                                24
          Consolidated Earnings - Years ended September 30,
            1995, 1994 and 1993                                     23
          Consolidated Shareholders' Equity - Years ended
            September 30, 1995, 1994 and 1993                       25
          Consolidated Cash Flows - Years ended
            September 30, 1995, 1994 and 1993                       26
          Notes to Consolidated Financial Statements             27 - 32

                                                              Page Reference
      2.  FINANCIAL STATEMENT SCHEDULES                        in Form 10-K

          Independent Auditors' Report                              15
          Schedule II - Valuation and Qualifying Accounts
            and Reserves                                            16

        All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

   Deloitte & Touche                                411 East Wisconsin Avenue
   LLP                                              Milwaukee, WI  53202-4496

   INDEPENDENT AUDITORS' REPORT


   To the Shareholders and Directors
      of Universal Foods Corporation


   We have audited the consolidated financial statements of Universal Foods Corporation as of September 30, 1995 and 1994 and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 9, 1995, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and postemployment benefits to conform with Statements of Financial Accounting Standards No. 106 and No. 112, respectively; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Universal Foods Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


   DELOITTE & TOUCHE LLP

   November 9, 1995

                                                                  SCHEDULE II


              UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING

                          ACCOUNTS AND RESERVES

                             (In Thousands)

             Years ended September 30, 1995, 1994, and 1993

   Valuation accounts
     deducted in the                                          Additions
   balance sheet from         Balance at    Charged to                            Balance at
   the assets to which        beginning     costs and      Net                       end of
      they apply              of period      expenses   acquired   Deductions       period

     1993
   Allowance for losses:
     Trade accounts
       receivable               $3,357        $  988    $   ---     $1,039  (A)      $3,306

     1994
   Allowance for losses:
     Trade accounts
       receivable               $3,306        $  971    $   637     $1,387  (A)      $3,527


     1995
   Allowance for losses:
     Trade accounts
       receivable               $3,527        $1,356    $   ---     $1,115  (A)      $3,768


   (A) Divestiture and accounts written off, less recoveries.

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

                                   UNIVERSAL FOODS CORPORATION



                                   /s/  T. M. O'Reilly
                                   T. M. O'Reilly, Vice President
                                   Secretary & General Counsel



   Dated: December 22, 1995

   PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.



   /s/ Guy A. Osborn                  Chairman, Chief Executive Officer and
                                      Director



   /s/ Kenneth P. Manning             President, Chief Operating Officer and
                                      Director


   /s/ Michael Fung                   Vice President - Chief Financial
                                      Officer



   /s/ Michael L. Hennen              Corporate Controller



   /s/ Michael E. Batten              Director



   /s/ John F. Bergstrom              Director



   /s/ James L. Forbes                Director



   /s/ Dr. Olan D. Forker             Director



   /s/ Dr. Carol I. Waslien Ghazaii   Director



   /s/ Leon T. Kendall                Director



   /s/ James H. Keyes                 Director



   /s/ Charles S. McNeer              Director



   /s/ John L. Murray                 Director



   /s/ William U. Parfet              Director



   /s/ Essie Whitelaw                 Director

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1994 ANNUAL REPORT ON FORM 10-K

                                           Incorporated
   Exhibit                                  Herein by              Filed
   Number      Description                   Reference            Herewith

     3.1       Restated Articles of        (Previously filed at
               Incorporation               Exhibit 3.1 to the
                                           1993 Annual Report on
                                           Form 10-K)

     3.2       Restated Bylaws                                        X

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

    10         Material Contracts

              *(a)   Executive             (Previously filed at
                     Employment            Exhibit 10(a) to the
                     Contract              1985 Annual Report on
                                           Form 10-K)

              *(b)   1981 Incentive        (Previously filed
                     Stock Option Plan     with the Notice of
                                           Annual Meeting &
                                           Proxy Statement dated
                                           December 5, 1981)

              *(c)   1985 Stock Plan       (Previously filed
                     for Executive         with the Notice of
                     Employees             Annual Meeting &
                                           Proxy Statement dated
                                           December 12, 1985)

              *(d)   1990 Employee         (Previously filed
                     Stock Plan            with the Notice of
                                           Annual Meeting &
                                           Proxy Statement dated
                                           December 18, 1989)

              *(e)   Director Stock        (Previously filed as
                     Grant Plan, as        Exhibit 10(e) to the
                     amended               1991 Annual Report on
                                           Form 10-K)

              *(f)   Management Income     (Previously filed as
                     Deferral Plan         Exhibit 10(f) to the
                                           1991 Annual Report on
                                           Form 10-K)

              *(g)   Executive Income      (Previously filed as
                     Deferral Plan         Exhibit 10(g) to the
                                           1991 Annual Report on
                                           Form 10-K)

              *(h)   Change of Control                                X
                     Employment and
                     Severance
                     Agreement

               (i)   Trust Agreement       (Previously filed as
                     dated January 18,     Exhibit 18 to
                     1988 between the      Amendment No. 1 of
                     Company and           the Company's
                     Marshall & Ilsley     Schedule 14D-9 filed
                     Trust Company         December 9, 1988)

               (j)   Trust Agreement       (Previously filed as
                     dated January 18,     Exhibit 19 to
                     1988 between the      Amendment No. 1 of
                     Company and           the Company's
                     Marshall & Ilsley     Schedule 14D-9 filed
                     Trust Company         December 9, 1988)

               (k)   Trust Agreement       (Previously filed as
                     dated September       Exhibit 20 to
                     18, 1988 between      Amendment No. 1 of
                     the Company and       the Company's
                     Marshall & Ilsley     Schedule 14D-9 filed
                     Trust Company         December 9, 1988)

              *(l)   Management            (Previously filed as
                     Incentive Plan for    Exhibit 10(i) to the
                     Major Corporate       1991 Annual Report on
                     Executives            Form 10-K)

              *(m)   1994 Employees        (Previously filed on
                     Stock Option Plan     Form S-8 dated
                                           September 12, 1994)


    13         Portions of Annual Report
               to Shareholders for the
               year ended September 30,                              X
               1995 that are
               incorporated by reference

    21         Significant Subsidiaries
               of Universal Foods
               Corporation                                           X

    23         Consent of Deloitte &
               Touche LLP                                            X

    27         Financial Data Schedule                               X


    99         Notice of Annual Meeting    (Previously filed via
               and Proxy Statement,        the EDGAR System on
               dated December 15, 1995     December 14, 1995 as
                                           the Company's
                                           Schedule 14A)

                                           Except to the extent
                                           incorporated by
                                           reference, the Proxy
                                           Statement shall not
                                           be deemed to be filed
                                           with the Securities
                                           and Exchange
                                           Commission as part of
                                           this annual Report on
                                           Form 10-K.


   * Indicates management contracts or compensatory plans.