Form 10-Q
period 1995-12-31
UNIVERSAL FOODS CORP
filed 1996-02-14
CIK 310142

CONFORMED
   =========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)
     /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 1995

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

                Class                        Outstanding at December 31, 1995
   Common Stock, par value $0.10 per share               26,095,138 shares

   =========================================================================

                         UNIVERSAL FOODS CORPORATION

                                    INDEX



                                                                     Page No.

        PART I, FINANCIAL INFORMATION:

                Consolidated Condensed Balance Sheets
                - December 31, 1995 and September 30, 1995.               1

                Consolidated Condensed Statements of Earnings
                - Three Months Ended December 31, 1995
                  and 1994.                                               2

                Consolidated Condensed Statements of Cash Flows
                - Three Months Ended December 31, 1995 and 1994.          3

                Notes to Consolidated Condensed Financial
                  Statements.                                             4

                Management's Discussion and Analysis of Results of
                  Operations, Financial Condition and Forward
                  Looking Information.                                    5


        PART II, OTHER INFORMATION:

                Item 4, Submission of Matters to a Vote of
                  Security Holders.                                       7

                Item 6, Exhibits and Reports on Form 8-K.                 8

                Signatures.                                               9

                                   PART I

                            FINANCIAL INFORMATION


                         UNIVERSAL FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              ($000's Omitted)

                                              December 31
                                                  1995        September 30
   ASSETS                                     (Unaudited)         1995

   CURRENT ASSETS:
      Cash and cash equivalents                 $  6,844       $  8,717
      Trade accounts receivable                   98,066        105,847
      Inventories:
        Finished and in-process products         122,543        119,885
        Raw materials and supplies                54,765         59,135
      Prepaid expenses and other current
       assets                                     33,718         32,780
                                                --------       --------
           TOTAL CURRENT ASSETS                  315,936        326,364

   INVESTMENTS AND OTHER ASSETS                   42,592         42,164

   INTANGIBLES                                   147,214        148,654

   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                       138,993        139,177
        Machinery and equipment                  316,862        308,204
                                                --------       --------
                                                 455,855        447,381
      Less accumulated depreciation              194,698        187,693
                                                --------       --------
                                                 261,157        259,688
                                                --------       --------
   TOTAL ASSETS                                 $766,899       $776,870
                                                ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Short-term borrowings                     $  2,705       $  7,108
      Accounts payable, accrued expenses and
         other liabilities                       113,063        133,637
      Federal and state income taxes              25,465         20,755
      Current maturities on long-term debt        18,572         21,100
                                                --------        -------
           TOTAL CURRENT LIABILITIES             159,805        182,600

   DEFERRED INCOME TAXES                          14,421         14,514

   OTHER DEFERRED LIABILITIES                     19,449         19,198

   ACCRUED EMPLOYEE AND RETIREE BENEFITS          38,672         38,100

   LONG-TERM DEBT                                169,695        160,678

   SHAREHOLDERS' EQUITY:
      Common stock                                 2,698          2,698
      Additional paid-in capital                  78,749         78,955
      Earnings reinvested in the business        321,846        314,883
                                                --------       --------
                                                 403,293        396,536
      Less:  Treasury stock, at cost              25,095         24,770
             Other                                13,341          9,986
                                                --------       --------
                                                 364,857        361,780
                                                --------       --------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                        $766,899       $776,870
                                                ========       ========

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                         UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  ($000's Omitted Except Per Share Amounts)
                                 (Unaudited)


                                              Three Months Ended
                                                   December 31
                                              1995             1994

   Revenue                                  $193,446         $187,724

   Cost of products sold                     126,467          122,371
                                             -------          -------
   Gross profit                               66,979           65,353

   Selling and administrative expenses        41,995           42,229

   Unusual item - gain on sale of
    Frozen Foods business                        ---          (49,560)
                                            --------        ---------
   Operating income                           24,984           72,684

   Interest expense                            3,906            3,968
                                            --------         --------
   Earnings before income taxes               21,078           68,716

   Income taxes                                7,588           33,134
                                            --------         --------
   Net earnings                             $ 13,490         $ 35,582
                                            ========         ========

   Weighted average number of
      common shares outstanding           26,103,000       26,061,000
                                          ==========       ==========

   Net earnings per common share                $.52            $1.37
                                                ====            =====
   Dividends per common share                   $.25             $.24
                                                ====             ====


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                         UNIVERSAL FOODS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              ($000's Omitted)
                                 (Unaudited)

                                                  Three Months Ended
                                                     December 31
                                                   1995            1994

   Net cash provided by (used in)
    operating activities                          $ 13,292    $ (30,216)

   Cash flows from investing activities:
     Acquisition of property, plant
       and equipment                               (10,397)      (9,150)
     Acquisition  of new business - net of
       cash acquired                                  (529)         ---
     Proceeds from disposition of business
       and equipment                                   ---       41,609
     Other items, net                                  504          173
                                                   -------      -------
     Net cash (used in) provided by
       investing activities                        (10,422)      32,632

   Cash flows from financing activities:
     Proceeds from additional borrowings            50,032       28,856
     Reductions in debt                            (47,717)     (11,255)
     Other shareholders' equity transactions           315          269
     Purchase of treasury stock                       (846)      (1,759)
     Dividends paid                                 (6,527)      (6,257)
                                                  --------      -------
     Net cash (used in) provided by
       financing activities                         (4,743)       9,854

   Net (decrease) increase in cash and
    cash equivalents                                (1,873)      12,270
   Cash and cash equivalents at
    beginning of period                              8,717       43,430
                                                  --------     --------
   Cash and cash equivalents at end of period     $  6,844     $ 55,700
                                                  ========     ========
   Supplemental Disclosure of Cash
    Flow Information:
     Cash paid during the period for:
      Interest                                    $  4,003     $  3,979
      Income taxes                                   3,216       34,254

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                       UNIVERSAL FOODS CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and September 30, 1995, and the results of operations and cash flows for the three month periods ended December 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's financial statements for the year ended September 30, 1995, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

   4. During the three months ended December 31, 1995 and 1994, the Company repurchased 24,500 and 65,000 shares of common stock, respectively, for an aggregate price of $846,000 and, $1,759,000 respectively.

   5. For the three months ended December 31, 1995, depreciation and amortization were $8,102,000 and $1,466,000, respectively. For the three months ended December 31, 1994, depreciation and amortization were $7,771,000 and $1,644,000, respectively.

   6. On January 8, 1996, the Company issued two senior notes of $15,000,000 each, one bearing interest at 6.77%, due January 2010 and the other bearing interest at 6.68%, amortizing in seven equal principal payments beginning January 2005. Proceeds will be used for general corporate purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS, FINANCIAL CONDITION
                    AND FORWARD LOOKING INFORMATION


   RESULTS OF OPERATIONS:

      Revenue from operations was $193,446,000 during the three months ended December 31, 1995, compared with $187,724,000 a year ago. The revenue increase from the Color and Dehydrated operations was slightly offset by lower revenues in the Flavor Division as a result of eliminating some lower margin business.

      Gross profit margins remained relatively flat at 34.6% of revenue during the three months ended December 31, 1995 compared to 34.8% for the same period last year.

      The Company's continued focus on cost reduction resulted in a decrease of selling and administrative expenses to 21.7% of revenue during the three months ended December 31, 1995 compared to 22.5% for the same period last year.

      The effective income tax rate for the first three months of 1996 exceeded the 34% statutory rate primarily as a result of state income taxes. The effective income tax rate in 1995 exceeded 34% as a result of a higher than normal effective rate on the gain from the sale of the Frozen Foods business and state income taxes.


   FINANCIAL CONDITION:

      The current ratio increased to 2.0 at December 31, 1995, compared with
      1.8 at September 30, 1995. Net working capital increased $12,367,000 to $156,131,000 at December 31, 1995 from $143,764,000 at September
      30, 1995.

      Net cash provided by operating activities was $13,292,000 for the quarter ended December 31, 1995 compared to $30,216,000 used in operating activities for the quarter ended December 31, 1994. The use of cash in fiscal 1995 is primarily attributable to the tax payments as a result of the sale of the Frozen Foods business.

      Net cash used in investing activities was $10,422,000 for the three months ended December 31, 1995. Included in investing activities are capital additions of $10,397,000. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth. Major projects in-process include construction of a new aroma chemical and fragrance facility in Spain and a BioProducts facility in France.

      Net cash used in financing activities was $4,743,000 for the quarter compared with $9,854,000 provided by financing in the comparable period last year. Proceeds from additional borrowings, including the $40,000,000 of senior notes relating to the debt agreement entered into in June 1995, were substantially offset by maturing obligations. In 1995, proceeds from new borrowings exceeded repayments by $17,601,000. Dividends of $6,527,000 were paid in the quarter.

   FORWARD LOOKING INFORMATION:

      Net earnings from the Company's continuing operations were up 10.5% for the first three months of fiscal 1996 compared with fiscal 1995. The Company continues to focus on profitability improvement as product categories are upgraded to more sophisticated flavorings and colors for foods and other applications.

                                PART II

                           OTHER INFORMATION


   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of Universal Foods Corporation was held on Thursday, January 25, 1996. At the meeting the following matters were voted upon by the Shareholders.

           26,113,937 shares were entitled to vote at the meeting, and 23,692,154 shares (90.73%) were voted.

           The following persons were elected to a three year term as Directors of the Company:

                                               For         Against

           James L. Forbes                  23,287,741     404,413
           James H. Keyes                   23,292,918     399,236
           Dr. Carol I. Waslien Ghazaii     23,270,035     422,119

           The following persons continued in office as Directors in accordance with their previous election:

                   Michael E. Batten
                   John F. Bergstrom
                   Leon T. Kendall
                   Kenneth P. Manning
                   Charles S. McNeer
                   Guy A. Osborn
                   William U. Parfet
                   Essie Whitelaw

           The Shareholders ratified the appointment of Deloitte & Touche LLP, certified public accountants, as the independent auditors of the Company for 1996. Of the 26,113,937 shares entitled to vote at the meeting, 23,561,594 shares voted for ratification, 63,358 shares voted against ratification and 67,202 shares abstained.

           There were no broker non-votes at the Annual Meeting.


   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 - Financial Data Schedule.

           (b) No reports on Form 8-K were required to be filed during the quarter ended December 31, 1995.

                               SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNIVERSAL FOODS CORPORATION



   Date: February 13, 1996     By:  /s/  Terrence M. O'Reilly
                               Terrence M. O'Reilly, Vice President,
                               Secretary and General Counsel




   Date: February 13, 1996     By:  /s/  Michael L. Hennen
                               Michael L. Hennen, Corporate Controller

                                  EXHIBIT INDEX

   Exhibit No.                     Description

      27                       Financial Data Schedule