Form 10-K/A
period 1995-09-30
UNIVERSAL FOODS CORP
filed 1996-03-28
CIK 310142

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
   Yes   X     No  ___

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

   Documents Incorporated By Reference

          1. Portions of Universal Foods Corporation 1995 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

          2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 15, 1995 (Parts II and III of Form 10-K)

          The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1995 to provide in its entirety as follows:

   ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

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

          (b)   Reports on Form 8-K:    None

         List of Financial Statements and Financial Statement Schedules


                                                            Page Reference in
                                                           1995 Annual Report
   1.     FINANCIAL STATEMENTS                                to Shareholders

   (a)    Universal Foods Corporation Financial Statements

          The following consolidated financial statements of Universal Foods Corporation and Subsidiaries are incorporated by reference to the Annual Report to Shareholders for the year ended September 30, 1995.

          Independent Auditors' Report                                     33
          Consolidated Balance Sheets - September 30, 1995                 24
          and 1994
          Consolidated Earnings - Years ended September 30,                23
          1995, 1994 and 1993
          Consolidated Shareholders' Equity - Years ended                  25
          September 30, 1995, 1994 and 1993
          Consolidated Cash Flows - Years ended September 30,              26
          1995, 1994 and 1993
          Notes to Consolidated Financial Statements                  27 - 32

   (b)    Universal Foods Corporation Retirement Employee Stock
          Ownership Plan Financial Statements

          Independent Auditors' Report

          Statements of Net Assets Available for Benefits -
          September 30, 1995 and 1994

          Statements of Changes in Net Assets Available for
          Benefits - Years ended September 30, 1995 and 1994

          Supplemental Statements of Net Assets Available for
          Benefits - September 30, 1995 and 1994 and Supplemental
          Statements of Changes in Net Assets Available for Benefits
          - Years ended September 30, 1995 and 1994 for the following funds:

          Fixed Income Fund
          Universal Foods Common Stock Fund


          Notes to Financial Statements

          Supplemental Schedules Furnished Pursuant to
          Department of Labor's Rules and Regulations:

          Item 27a - Schedule of Assets Held for Investment
          Purposes - September 30, 1995

          Item 27d - Schedule of Reportable Transactions -
          Year ended September 30, 1995

          All other schedules are omitted because they are inapplicable

   (c)    Universal Foods Corporation Savings Plan Financial
          Statements

          Independent Auditors' Report

          Statements of Net Assets Available for Benefits -
          September 30, 1995 and 1994

          Statements of Changes in Net Assets Available for
          Benefits - Years ended September 1995 and 1994

          Supplemental Statements of Net Assets Available for Benefits - September 30, 1995 and 1994 and Supplemental Statements of Changes in Net Assets Available for Benefits - Years ended September 30, 1995 and 1994 for the following funds:

            Fixed Income Fund
            Universal Foods Common Stock Fund
            Loan Fund
            Growth Company Fund
            Balanced Fund
            Over the Counter Fund

          Supplemental Statement of Changes in the Net Assets
          Available for Benefits - Year ended September 30,
          1994 for the following funds:

            Equity Fund
            Government Securities Fund

          Notes to Financial Statements

          Supplemental Schedules Furnished Pursuant to
          Department of Labor's Rules and Regulations:

          Item 27a - Schedule of Assets Held for Investment
          Purposes - September 30, 1995

          Item 27d - Schedule of Reportable Transactions -
          Year ended September 30, 1995

          All other schedules are omitted because they are inapplicable


   2.     FINANCIAL STATEMENT SCHEDULES

          Independent Auditors' Report                                     15
          Schedule II - Valuation and Qualifying Accounts                  16
          and Reserves

          All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                           UNIVERSAL FOODS CORPORATION

                     RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                     YEARS ENDED SEPTEMBER 30, 1995 AND 1994





   Independent Auditors' Report


   The Administrative Committee
   Universal Foods Corporation Retirement
    Employee Stock Ownership Plan
   Milwaukee, Wisconsin   53201

   We have audited the accompanying statements of net assets available for benefits of Universal Foods Corporation Retirement Employee Stock Ownership Plan as of September 30, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1995 and 1994, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the supplemental statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in material respects in relation to the basic financial statements taken as a whole.



   DELOITTE & TOUCHE LLP
   Milwaukee, Wisconsin
   March 22, 1996

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                    September 30,
                                                  1995         1994
   ASSETS:

     Investments (Note C):
        At fair value - Universal
         Foods Corporation common stock      $35,040,909   $31,961,738

        At contract value - Guaranteed
          insurance contracts                    500,000       500,000

        At withdrawal value:
          Money market fund                      400,081       484,875
          Stable principal fund                5,926,663     6,067,859
                                              ----------    ----------
     Total investments                        41,867,653    39,014,472

     Contribution receivable from
        Universal Foods Corporation              347,783       713,841

     Interest receivable                          31,426        35,200
                                              ----------      --------

   NET ASSETS AVAILABLE FOR BENEFITS         $42,246,862   $39,763,513
                                              ==========    ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS




                                              Year ended September 30,
                                                   1995           1994

   Investment income:
     Dividends on Universal Foods
        Corporation common stock              $1,014,170    $1,108,522
     Interest and other dividends                395,921       414,306
     Net appreciation (depreciation) in fair
        value of Universal Foods Corporation
        common stock                           5,689,053    (4,867,941)

   Contributions - Universal Foods
    Corporation                                2,963,014     5,609,245
                                              ----------     ---------
   Total additions                            10,062,158     2,264,132
                                              ----------     ---------
   Withdrawals and terminations paid in:
     Cash                                     (6,589,290)   (9,221,187)
     Stock                                      (989,260)      (90,475)

   Interest expense                                           (107,376)

   Other expenses                                   (259)
                                              ----------    ----------
   Total deductions                           (7,578,809)
                                                            (9,419,038)
                                              ----------    ----------
   Net increase (decrease)                     2,483,349    (7,154,906)

   Net assets available for benefits:
     Beginning of year                        39,763,513    46,918,419
                                               ---------    ----------
     End of year                             $42,246,862   $39,763,513
                                               =========    ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND


                                                  September 30,
                                                 1995        1994
   ASSETS:

     Investments (Note C):
        At contract value - Guaranteed
         insurance contracts                 $   500,000   $   500,000

        At withdrawal value:
          Money market fund                            4       125,806
          Stable principal fund                5,926,663     6,067,859
                                               ---------     ---------
     Total investments                         6,426,667     6,693,665

     Contribution receivable from Universal
        Foods Corporation                        347,783       484,496

     Interest receivable                          30,029        30,288
                                               ---------     ---------

   NET ASSETS AVAILABLE FOR BENEFITS          $6,804,479    $7,208,449
                                               =========     =========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

           SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE

                         FOR BENEFITS FIXED INCOME FUND




                                              Year ended September 30,

                                                 1995             1994

   Interest income                           $   381,215   $   405,657

   Contributions - Universal Foods
    Corporation                                  347,783       482,802

   Net interfund transfer                        450,919       641,732
                                              ----------    ----------
   Total additions                             1,179,917     1,530,191
                                              ----------    ----------
   Withdrawals and terminations paid
     in cash                                  (1,583,887)   (1,819,392)
                                              ----------    ----------
   Net decrease                                 (403,970)     (289,201)

   Net assets available for benefits:
     Beginning of year                         7,208,449     7,497,650
                                               ---------     ---------
     End of year                              $6,804,479    $7,208,449
                                               =========     =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND



                                                   September 30,
                                                1995           1994
   ASSETS:
     Investments (Note C):
        At fair value - Universal
         Foods Corporation common stock      $35,040,909   $31,961,738

        At withdrawal value - Money
         market fund                             400,077       359,069
                                              ----------    ----------
     Total investments                        35,440,986    32,320,807

     Contribution receivable from
      Universal Foods Corporation                              229,345

     Interest receivable                           1,397         4,912
                                              ----------    ----------
   NET ASSETS AVAILABLE FOR BENEFITS         $35,442,383   $32,555,064
                                              ==========    ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

     SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                              Year ended September 30,
                                                 1995           1994

   Investment income:
     Dividends on Universal Foods
        Corporation common stock              $1,014,170    $1,108,522
     Interest and other dividends                 14,706         8,649
     Net appreciation (depreciation) in
      fair value of Universal Foods
      Corporation common stock                 5,689,053    (4,867,941)

   Contributions - Universal Foods
     Corporation                               2,615,231     5,126,443
                                              ----------    ----------
   Total additions                             9,333,160     1,375,673
                                              ----------    ----------
   Withdrawals and terminations paid in:
     Cash                                     (5,005,403)   (7,401,795)
     Stock                                      (989,260)      (90,475)

   Interest expense                                           (107,376)

   Net interfund transfers                      (450,919)     (641,732)

   Other expenses                                   (259)
                                             -----------    ----------
   Total deductions                           (6,445,841)   (8,241,378)
                                             -----------    ----------
   Net increase (decrease)                     2,887,319    (6,865,705)

   Net assets available for benefits:
     Beginning of year                        32,555,064    39,420,769
                                              ----------    ----------
     End of year                             $35,442,383   $32,555,064
                                              ==========    ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended September 30, 1995 and 1994


   Note A - Accounting Policies:

     The accounts of the Plan are maintained on an accrual basis. Assets of the Plan are valued at fair value (quoted market price), withdrawal value, or contract value.

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

Note C - Investments

     Investments held which exceeded 5% of net assets available for benefits were as follows:

                                                      Fair Value
                                                    At September 30,
          Issuer         Description              1995         1994

     Universal Foods
          Corporation    Common Stock          $35,040,909  $31,961,738

     Marshall & Ilsley
          Trust Company  M&I Stable Principal
                         Fund                    5,926,663    6,067,858

Note D - Income Tax Status:

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

Note E - Benefits Payable:

     As of September 30, 1995 and 1994, the Plan had benefits payable to terminated participants of $636,321 and $1,052,290, respectively.

                             SUPPLEMENTAL SCHEDULES

                              FURNISHED PURSUANT TO

                   DEPARTMENT OF LABOR'S RULES AND REGULATIONS



                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               SEPTEMBER 30, 1995


     NUMBER OF     FAIR OR
     SHARES OR     CONTRACT
   FACE AMOUNT    DESCRIPTION                COST           VALUE

     1,004,757    Universal Foods
                   Corporation
                  Common Stock            $27,035,724     $35,040,909

                  Pooled Investment Funds:

       400,081    Marshal Money Market
                   Fund                       400,081         400,081

     5,926,663    M&I Stable Principal
                   Fund                     5,926,663       5,926,663


            Guaranteed Insurance Contract:

       500,000    Confederation Life
                   Guaranteed Insurance
                   Contract, 9.03%, due
                   8/22/94 *                  500,000         500,000
                                          -----------      ----------
                                          $33,862,468     $41,867,653
                                           ==========      ==========


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

                           UNIVERSAL FOODS CORPORATION
                    RETIREMENT EMPLOYEE STOCK OWNERSHIP PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                          Year Ended September 30, 1995


     Identity of Issuer           Purchase        Selling          Cost of
      and Description               Price          Price         Assets Sold         Net Gain

   Single Transaction:
   Universal Foods Corporation
   Common Stock                 $  2,844,576

   Series of Transactions:

   Universal Foods Corporation
   Common Stock:
     67  Purchases                 3,765,533
     114 Sales                                   $  5,386,154    $  4,597,904        $788,250

   Marshall Money Market
   Fund:
     200 Purchases              11,567,464
     196 Sales                                     11,652,258      11,652,258            -0-

   M&I Stable Principal
   Fund:
     24 Purchases                1,267,014
     32 Sales                                       1,408,209       1,408,209            -0-

                           UNIVERSAL FOODS CORPORATION

                                  SAVINGS PLAN

                     YEARS ENDED SEPTEMBER 30, 1995 AND 1994



   Independent Auditors' Report


   The Administrative Committee
   Universal Foods Corporation
    Savings Plan
   Milwaukee, Wisconsin   53201

   We have audited the accompanying statements of net assets available for benefits of Universal Foods Corporation Savings Plan as of September 30, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1995 and 1994, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the supplemental statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in material respects in relation to the basic financial statements taken as a whole.




   DELOITTE & TOUCHE LLP
   Milwaukee, Wisconsin
   March 22, 1996

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS



                                                       September 30,
                                                    1995            1994
   ASSETS:

     Investments (Note D):
        At fair value:
          Universal Foods Corporation
             common stock                        $24,101,533     $21,133,591


        Pooled investment funds at
         withdrawal value:
          Money market fund                          390,285         353,829
          Fixed income fund                       10,800,144      10,968,094
          Equity funds                            21,251,297      17,166,978

        Loans to participants                      3,296,797       3,169,757
                                                  ----------      ----------
     Total investments                            59,840,056      52,792,249

     Receivable from Universal
      Foods Corporation:
        Contributions                                238,324         776,171
        Employee deposits                             22,559         141,541
                                                  ----------      ----------
                                                     260,883         917,712

     Dividends and interest receivable                55,980          56,453
                                                  ----------      ----------

     Total assets                                 60,156,919      53,766,414

   LIABILITIES - Accrued expenses                     20,197          19,488
                                                  ----------      ----------
   NET ASSETS AVAILABLE FOR BENEFITS             $60,136,722     $53,746,926
                                                  ==========      ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                    Year ended September 30,
                                                    1995             1994

   Investment income:
     Dividends on Universal Foods
        Corporation common stock                 $    700,075   $    650,944
     Interest and other dividends                   1,175,005      1,079,333
     Net appreciation (depreciation) in fair
        value of investments (Note D)               8,529,497     (3,116,104)

   Contributions:
     Participants                                   3,976,956      4,482,698
     Universal Foods Corporation                    1,586,953      2,427,296
                                                 ------------   ------------
     Total additions                               15,968,486      5,524,167
                                                 ------------   ------------
   Withdrawals and terminations paid in:
     Cash                                          (8,337,638)    (3,806,958)
     Stock                                         (1,045,377)      (233,424)

   Expenses                                          (195,675)      (217,855)
                                                 ------------   ------------
     Total deductions                              (9,578,690)    (4,258,237)
                                                 ------------   ------------
     Net increase                                   6,389,796      1,265,930

   Net assets available for benefits:
     Beginning of year                             53,746,926     52,480,996
                                                 ------------   ------------
     End of year                                  $60,136,722    $53,746,926
                                                  ===========    ===========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND



                                                       September 30,
                                                    1995          1994
   ASSETS:

     Investments at withdrawal
      value (Note D):
        Fixed income fund                        $10,800,144    $10,968,094
        Money market fund                             34,321
                                                 -----------    -----------
     Total investments                            10,834,465     10,968,094

     Receivable from Universal
      Foods Corporation -
        Employee deposits                              6,754         31,703

     Interest receivable                              54,683         54,297
                                                 -----------    -----------
     Total assets                                 10,895,902     11,054,094

   LIABILITIES - Accrued expenses                     10,980         11,232
                                                 -----------    -----------
   NET ASSETS AVAILABLE FOR BENEFITS             $10,884,922    $11,042,862
                                                 ===========    ===========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                FIXED INCOME FUND

                                                 Year ended September 30,
                                                    1995           1994

   Interest income                              $  687,938   $  673,674

   Contributions - Participants                    944,367    1,103,293

   Net interfund transfers                         269,564
                                                 ---------    ---------
     Total additions                             1,901,869    1,776,967
                                                 ---------    ---------

   Withdrawals and terminations paid
     in cash                                    (1,987,503)  (1,404,788)

   Expenses                                        (72,306)     (82,800)

   Net interfund transfers                                     (519,675)
                                                 ---------    ---------
        Total deductions                        (2,059,809)  (2,007,263)
                                                 ---------    ---------
   Net decrease                                   (157,940)    (230,296)

   Net assets available for benefits:
     Beginning of year                          11,042,862   11,273,158
                                                ----------   ----------
     End of year                               $10,884,922  $11,042,862
                                                ==========   ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                                    September 30,
                                                 1995           1994
   ASSETS:

     Investments (Note D):
        At fair value - Universal
         Foods Corporation common stock        $24,101,533  $21,133,591

        At withdrawal value - Money
         market fund                               251,125      294,493
                                                ----------   ----------
     Total investments                          24,352,658   21,428,084

     Receivable from Universal Foods
      Corporation:
        Contributions                              238,324      776,171
        Employee deposits                            6,040       36,217
     Dividends and interest receivable               1,004        1,960
                                               -----------  -----------
     Total assets                               24,598,026   22,242,432

   LIABILITIES - Accrued expenses                    4,910        4,576
                                                ----------   ----------
   NET ASSETS AVAILABLE FOR BENEFITS           $24,593,116  $22,237,856
                                                ==========   ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN
     SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                        UNIVERSAL FOODS COMMON STOCK FUND


                                               Year ended September 30,
                                                  1995           1994

   Investment income:
     Dividends on Universal Foods
        Corporation common stock               $   700,075   $  650,944
     Interest and other dividends                   19,993        9,772
     Net appreciation (depreciation) in fair
        value of investments (Note D)            3,711,440   (3,172,095)
   Contributions:
     Participants                                  842,347    1,441,724
     Universal Foods Corporation                 1,586,953    2,427,296

   Net interfund transfers                          36,730
                                                 ---------    ---------
     Total additions                             6,897,538    1,357,641
                                                 ---------    ---------
   Withdrawals and terminations paid in:
     Cash                                       (3,428,216)  (1,349,882)
     Stock                                      (1,045,377)    (233,424)

   Expenses                                        (68,685)     (70,589)

   Net interfund transfers                                   (3,989,467)
                                                ----------    ---------
          Total deductions                      (4,542,278)  (5,643,362)
                                                ----------    ---------
   Net increase (decrease)                       2,355,260   (4,285,721)

   Net assets available for benefits:
     Beginning of year                          22,237,856   26,523,577
                                                ----------   ----------
     End of year                               $24,593,116  $22,237,856
                                                ==========   ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

          SUPPLEMENTAL STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                    LOAN FUND


                                                       September 30,
                                                   1995            1994
   ASSETS:
     Investments (Note D):
        At withdrawal value - Money
         market fund                            $      129   $      256

        Loans to participants                    3,296,797    3,169,757
                                                 ---------    ---------
     Total investments                           3,296,926    3,170,013

     Dividends and interest receivable                  62           33
                                                 ---------    ---------
   NET ASSETS AVAILABLE FOR BENEFITS            $3,296,988   $3,170,046
                                                 =========    =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                    LOAN FUND


                                               Year ended September 30,
                                                 1995              1994

   Interest income                              $  186,045   $  263,384

   Net interfund transfers                                       40,487
                                                  --------    ---------
     Total additions                               186,045      303,871
                                                  --------    ---------
   Withdrawals and terminations
     paid in cash                                   (7,770)    (195,434)

   Expenses                                            (43)          (5)

   Net interfund transfers                         (51,290)
                                                 ---------    ---------
        Total deductions                           (59,103)    (195,439)
                                                 ---------    ---------
   Net increase                                    126,942      108,432

   Net assets available for benefits:
     Beginning of year                           3,170,046    3,061,614
                                                 ---------    ---------
     End of year                                $3,296,988   $3,170,046
                                                 =========    =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           SUPPLEMENTAL STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                               GROWTH COMPANY FUND


                                                   September 30,
                                                 1995          1994

   ASSETS:

     Investments at withdrawal value
      (Note D)
          Equity fund                          $13,981,536  $11,142,818
          Money market fund                         65,475       28,026
                                                ----------   ----------
     Total investments                          14,047,011   11,170,844

     Receivable from Universal
      Foods Corporation -
        Employee deposits                            5,739       43,461

     Dividends and interest receivable                 151           93
                                                ----------   ----------
     Total assets                               14,052,901   11,214,398

   LIABILITIES - Accrued expenses                    2,833        2,387
                                                ----------   ----------
   NET ASSETS AVAILABLE FOR BENEFITS           $14,050,068  $11,212,011
                                                ==========   ==========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                               GROWTH COMPANY FUND


                                              Year ended September 30,
                                                  1995         1994

   Investment income:
     Interest and other dividends             $     99,803   $      486
     Net appreciation (depreciation)
      in fair value of investments
      (Note D)                                   3,915,355     (149,852)

   Contributions - Participants                  1,236,430    1,114,687

   Net interfund transfers                                   10,986,930
                                                ----------   ----------
     Total additions                             5,251,588   11,952,251
                                                ----------   ----------
   Withdrawals and terminations
    paid in cash                                (2,091,231)    (701,509)

   Expenses                                        (35,813)     (38,731)

   Net interfund transfers                        (286,487)
                                               -----------   ----------
     Total deductions                           (2,413,531)    (740,240)
                                               -----------   ----------
     Net increase                                2,838,057   11,212,011

   Net assets available for benefits:
     Beginning of year                          11,212,011            0
                                                ----------   ----------
     End of year                               $14,050,068  $11,212,011
                                                ==========   ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           SUPPLEMENTAL STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                  BALANCED FUND



                                                    September 30,
                                                  1995         1994
   ASSETS:

     Investments at withdrawal value
      (Note D):
          Equity fund                           $4,319,001   $4,149,240
          Money market fund                         23,931       25,348
                                                 ---------    ---------
     Total investments                           4,342,932    4,174,588

     Receivable from Universal
      Foods Corporation -
        Employee deposits                            2,577       19,277

     Dividends and interest receivable                  61           50
                                                  --------     --------
     Total assets                                4,345,570    4,193,915

   LIABILITIES - Accrued expenses                      876          891
                                                 ---------    ---------
   NET ASSETS AVAILABLE FOR BENEFITS            $4,344,694   $4,193,024
                                                 =========    =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                  BALANCED FUND


                                               Year ended September 30,
                                                   1995         1994

   Investment income:
     Interest and other dividends              $   164,367  $    56,653
     Net appreciation (depreciation) in fair
        value of investments (Note D)              162,816      (17,850)

   Contributions - Participants                    591,630      313,480

   Net interfund transfers                                    3,916,185
                                                ----------    ---------
     Total additions                               918,813    4,268,468
                                                ----------    ---------
   Withdrawals and terminations
    paid in cash                                  (590,566)     (68,457)

   Expenses                                        (12,537)      (6,987)

   Net interfund transfers                        (164,040)
                                                 ---------   ----------
     Total deductions                             (767,143)     (75,444)
                                                 ---------   ----------
     Net increase                                  151,670    4,193,024

   Net assets available for benefits:
     Beginning of year                           4,193,024            0
                                                 ---------   ----------
     End of year                               $ 4,344,694  $ 4,193,024
                                                 =========    =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           SUPPLEMENTAL STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                              OVER THE COUNTER FUND


                                                     September 30,
                                                  1995         1994
   ASSETS:

     Investments at withdrawal
      value (Note D):
          Equity fund                           $2,950,760   $1,874,920
          Money market fund                         15,304        5,706
                                                 ---------    ---------
     Total investments                           2,966,064    1,880,626

     Receivable from Universal
      Foods Corporation -
        Employee deposits                            1,449       10,883

     Dividends and interest receivable                  19           20
                                                 ---------     --------
     Total assets                                2,967,532    1,891,529

   LIABILITIES - Accrued expenses                      598          402
                                                 ---------    ---------
   NET ASSETS AVAILABLE FOR BENEFITS            $2,966,934   $1,891,127
                                                 =========    =========


                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                              OVER THE COUNTER FUND


                                               Year ended September 30,
                                                   1995         1994
   Investment income:
     Interest and other dividends               $   16,859     $    107
     Net appreciation in fair value of
        investments (Note D)                       739,886       30,475

   Contributions - Participants                    362,182      154,169

   Net interfund transfers                         195,523    1,734,052
                                                 ---------    ---------
     Total additions                             1,314,450    1,918,803
                                                 ---------    ---------
   Withdrawals and terminations
    paid in cash                                  (232,352)     (24,232)

   Expenses                                         (6,291)      (3,444)
                                                 ---------    ---------
     Total deductions                             (238,643)     (27,676)
                                                 ---------    ---------
     Net increase                                1,075,807    1,891,127

   Net assets available for benefits:
     Beginning of year                           1,891,127            0
                                                 ---------   ----------
     End of year                                $2,966,934   $1,891,127
                                                 =========    =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                   EQUITY FUND

                                                Year ended
                                               September 30,
                                                    1994
   Investment income:
     Interest and other dividends               $   46,277
     Net appreciation in fair value
        of investments (Note D)                    193,218

   Contributions - Participants                    244,799
                                                 ---------
     Total additions                               484,294
                                                 ---------
   Withdrawals and terminations paid
        in cash                                     (7,945)

   Expenses                                         (9,656)

   Net interfund transfers                     (10,140,405)
                                               -----------
        Total deductions                       (10,158,006)
                                               -----------
   Net decrease                                 (9,673,712)

   Net assets available for benefits:
     Beginning of year                           9,673,712
                                               -----------
     End of year                              $          0
                                                ==========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

     SUPPLEMENTAL STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                           GOVERNMENT SECURITIES FUND

                                                Year ended
                                               September 30,
                                                    1994

   Interest income                              $   28,980
   Contributions - Participants                    110,546
                                                 ---------
     Total additions                               139,526
                                                 ---------
   Withdrawals and terminations
    paid in cash                                   (54,711)

   Expenses                                         (5,643)

   Net interfund transfers                      (2,028,107)
                                                 ---------
        Total deductions                        (2,088,461)
                                                 ---------
   Net decrease                                 (1,948,935)

   Net assets available for benefits:
     Beginning of year                           1,948,935
                                                 ---------
     End of year                               $         0
                                                 =========



                       See notes to financial statements.

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended September 30, 1995 and 1994

   Note A - Accounting Policies:

     The accounts of the Plan are maintained on an accrual basis. Assets of the Plan are valued at fair value (quoted market price) or withdrawal value.

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

     -  Balanced Fund:

     - Invested in a mutual fund that invests primarily in common stocks, preferred stocks and bonds.

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

   Note D - Investments:

     During 1995 and 1994 Plan investments, including investments bought and sold as well as held during the year, appreciated (depreciated) in value as follows:

                                                      1995         1994

     Universal Foods Common Stock Fund          $3,711,440  ($3,172,095)
     Growth Company Fund                         3,915,355     (149,852)
     Balanced Fund                                 162,816      (17,850)
     Over the Counter Fund                         739,886       30,475
     Equity Fund                                                193,218
                                                 ---------    ---------
                                                $8,529,497  ($3,116,104)
                                                 =========    =========

     Investments held which exceeded 5% of net assets available for benefits were as follows:

                                                   Fair Value
                                                 At September 30,

     Issuer               Description             1995         1994

     Universal Foods
     Corporation          Common Stock        $24,101,533  $21,133,591

     Marshall & Ilsley
     Trust Company        M&I Stable Principal
                           Fund                10,800,144   10,968,094

     Fidelity Institutional
      Retirement Services
      Company             Fidelity Growth
                           Company Fund        13,981,536   11,142,818

     Fidelity Institutional
        Retirement Services
        Company           Fidelity Balanced
                                Fund            4,319,001    4,149,240

     Promissory Notes
        from Participants                       3,296,797    3,169,757



   Note E - Benefits Payable:

     As of September 30, 1995 and 1994, the Plan had benefits payable to terminated participants of $1,269,509 and $2,375,470 respectively.

                             SUPPLEMENTAL SCHEDULES

                              FURNISHED PURSUANT TO

                   DEPARTMENT OF LABOR'S RULES AND REGULATIONS




                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               SEPTEMBER 30, 1995


 NUMBER OF
 SHARES OR                                                    FAIR
 FACE AMOUNT   DESCRIPTION                      COST          VALUE

     691,083   Universal Foods Corporation
               Common Stock                 $15,946,029  $24,101,533

      Pooled Investment Funds:

     390,285   Marshall Money Market Fund       390,285      390,285

  10,800,144   M&I Stable Principal Fund     10,800,144   10,800,144

     369,198   Fidelity Growth Company Fund  10,687,014   13,981,536

     327,197   Fidelity Balanced Fund         4,170,289    4,319,001

      94,123   Fidelity OTC Portfolio         2,260,327    2,950,760
                                             ----------   ----------
                                             28,308,059   32,441,726

   3,296,797   Promissory Notes from
               Participants Interest
               ranging from 7.5% to 12.0%             0    3,296,797
                                             ----------   ----------
                                            $44,254,088  $59,840,056
                                             ==========   ==========

                           UNIVERSAL FOODS CORPORATION
                                  SAVINGS PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                          Year Ended September 30, 1995


   Identity of Issuer        Purchase     Selling      Cost of    Net Gain
    and Description           Price        Price     Assets Sold    (Loss)

   Series of Transactions:


   Universal Foods Corporation
   Common Stock:
     16 Purchases        $3,287,038
     18 Sales                         $2,985,159    $2,522,431   $462,728

   Marshall Money Market
   Fund:
     540 Purchases       14,601,056
     520 Sales                        14,564,600    14,564,600        -0-

   M&I Stable Principal
   Fund:
     91 Purchases         2,384,244
     77 Sales                          2,552,194     2,552,194        -0-

   Fidelity Growth Company
   Fund:
     56 Purchases         1,865,534
     42 Sales                          2,637,644     2,494,230    143,414

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL FOODS CORPORATION


   Date:  March 28, 1996                By:  /s/ Terrence M. O'Reilly
                                             Terrence M. O'Reilly
                                             Vice President, Secretary and
                                             General Counsel

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1995 ANNUAL REPORT ON FORM 10-K

                                      Incorporated
   Exhibit                              Herein by                    Filed
   Number      Description              Reference                   Herewith

   3.1         Restated Articles of   (Previously filed at Exhibit
               Incorporation          3.1 to the 1993 Annual
               Report on Form 10-K)

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

   * 10        Material Contracts

     (a)       Executive Employment   (Previously filed at Exhibit
               Contract               10(a) to the 1985 Annual
                                      Report on Form 10-K)

     (b)       1981 Incentive Stock   (Previously filed with the
               Option Plan            Notice of Annual Meeting
                                      & Proxy Statement dated
                                      December 5, 1981)

     (c)       1985 Stock Plan for    (Previously filed with the
               Executive Employees    Notice of Annual Meeting
                                      & Proxy Statement dated
                                      December 12, 1985)

     (d)       1990 Employee Stock    (Previously filed with the
               Plan                   Notice of Annual Meeting
                                      & Proxy Statement dated
                                      December 18, 1989)

     (e)       Director Stock Grant   (Previously filed as Exhibit
               Plan, as amended       10(e) to the 1991 Annual
                                      Report on Form 10-K)

     *(f)      Management Income      (Previously filed as Exhibit
               Deferral Plan          10(f) to the 1991 Annual
                                      Report on Form 10-K)

     *(g)      Executive Income       (Previously filed as Exhibit
               Deferral Plan          10(g) to the 1991 Annual
                                      Report on Form 10-K)

     *(h)      Executive Employment   (Previously filed as Exhibit
               and Severance          10(h) to the 1991 Annual
               Agreement              Report on Form 10-K)

     (i)       Trust Agreement        (Previously filed as Exhibit
               dated January 18, 1988 18 to Amendment No. 1 of
               between the Company    the Company's Schedule
               and Marshall & Ilsley  14D-9 filed December 9,
               Trust Company          1988)

     (j)       Trust Agreement        (Previously filed as Exhibit
               dated January 18, 1988 19 to Amendment No. 1 of
               between the Company    the Company's Schedule
               and Marshall & Ilsley  14D-9 filed December 9,
               Trust Company          1988)

     (k)       Trust Agreement        (Previously filed as Exhibit
               dated September 18,    20 to Amendment No. 1 of
               1988 between the       the Company's Schedule
               Company and            14D-9 filed December 9,
               Marshall & Ilsley      1988)
               Trust Company

     *(l)      Management Incentive   (Previously filed as Exhibit
               Plan for Major         10(i) to the 1991 Annual
               Corporate Executives   Report on Form 10-K)

     *(m)      1994 Employees Stock   (Previously filed on Form
               Option Plan            S-8 dated September 12,
                                      1994)

   13          Portions of Annual Report
               to Shareholders for the year
               ended September 30, 1995
               that are incorporated by
               reference

   21          Significant Subsidiaries of
               Universal Foods
               Corporation

   23.1        Consent of Deloitte &
               Touche LLP

   23.2        Consent of Deloitte &
               Touche LLP regarding the
               Universal Foods
               Corporation Retirement                                   X
               Employee Stock Ownership
               Plan

   23.3        Consent of Deloitte &
               Touche LLP regarding the                                 X
               Universal Foods
               Corporation Savings Plan

   27          Financial Data Schedule

   99          Notice of Annual       (Previously filed on
               Meeting and Proxy      December 14, 1995 as the
               Statement, dated       Company's Schedule 14A)
               December 15, 1995

   * Indicates management contracts or compensatory plans.