Form 10-Q
period 1996-03-31
UNIVERSAL FOODS CORP
filed 1996-05-15
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

        [X]  (Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from  _____ to _____

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

             Class                              Outstanding at March 31, 1996
   Common Stock, par value $0.10 per share           25,802,245 shares

                           UNIVERSAL FOODS CORPORATION
                                      INDEX
                                                              Page No.
   PART I,  FINANCIAL INFORMATION:

        Consolidated Condensed Balance Sheets
        - March 31, 1996 and September 30, 1995.                  1

        Consolidated Condensed Statements of Earnings
        - Three and Six Months Ended
             March 31, 1996 and 1995.                             2

        Consolidated Condensed Statements of Cash Flows
        - Six Months Ended March 31, 1996 and 1995.               3

        Notes to Consolidated Condensed Financial Statements.     4

        Management's Discussion and Analysis of Results
             of Operations, Financial Condition and
             Forward Looking Information.                         5

   PART II, OTHER INFORMATION:

        Item 6, Exhibits and Reports on Form 8-K.                 7

        Signatures.                                               8

                                      PART I
                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)
                                                  March 31
                                                    1996      September 30
             ASSETS                             (Unaudited)        1995
   CURRENT ASSETS:
      Cash and cash equivalents                   $  3,539       $  8,717
      Trade accounts receivable                    107,900        105,847
      Inventory:
        Finished and in-process products           110,881        119,885
        Raw materials and supplies                  59,003         59,135
      Prepaid expenses and other
        current assets                              38,328         32,780
                                                  --------       --------
          TOTAL CURRENT ASSETS                     319,651        326,364

   INVESTMENTS AND OTHER ASSETS                     46,221         42,164

   INTANGIBLES                                     146,447        148,654

   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                         138,931        139,177
        Machinery and equipment                    325,854        308,204
                                                  --------       --------
                                                   464,785        447,381
      Less accumulated depreciation                201,160        187,693
                                                  --------       --------
                                                   263,625        259,688
                                                  --------       --------
      TOTAL ASSETS                                $775,944       $776,870
                                                  ========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                       $  1,993       $  7,108
      Accounts payable, accrued expenses
          and other liabilities                    118,442        133,637
      Federal and state income taxes                22,484         20,755
      Current maturities on long-term debt           5,664         21,100
                                                  --------       --------
          TOTAL CURRENT LIABILITIES                148,583        182,600

   DEFERRED INCOME TAXES                            14,369         14,514

   OTHER DEFERRED LIABILITIES                       19,290         19,198

   ACCRUED EMPLOYEE AND RETIREE BENEFITS            39,066         38,100

   LONG-TERM DEBT                                  193,906        160,678

   SHAREHOLDERS' EQUITY
      Common stock                                   2,698          2,698
      Additional paid-in capital                    78,375         78,955
      Earnings reinvested in the business          329,903        314,883
                                                  --------       --------
                                                   410,976        396,536
      Less:  Treasury stock, at cost                36,813         24,770
             Other                                  13,433          9,986
                                                  --------       --------
                                                   360,730        361,780
                                                  --------       --------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $775,944       $776,870
                                                  ========       ========

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)

                                     Three Months           Six Months
                                    Ended March 31        Ended March 31
                                    1996        1995        1996        1995

   Revenue                       $200,034    $191,824    $393,480    $379,548

   Operating Costs and Expenses:
      Cost of Products Sold       132,198     124,653     258,665     247,024

      Selling and Administrative
          Expenses                 41,978      41,801      83,973      84,030

      Unusual Item - Gain on
        Sale of Frozen
        Foods Business                ---         ---         ---     (49,560)
                                  -------     -------     -------    --------
   Operating Income                25,858      25,370      50,842      98,054

   Interest Expense                 3,475       3,962       7,381       7,930
                                  -------     -------     -------    --------
   Earnings Before Income Taxes    22,383      21,408      43,461      90,124

   Income Taxes                     7,841       7,760      15,429      40,894
                                  -------     -------     -------    --------
   Net Earnings                  $ 14,542    $ 13,648    $ 28,032    $ 49,230
                                 ========    ========    ========    ========
   Weighted Average
      Number of Common
      Shares Outstanding       25,937,000  26,023,000  26,021,000  26,042,000
                               =========== ==========  ==========  ==========
   Net Earnings Per
      Common Share                  $ .56       $ .52       $1.08       $1.89
                                    =====       =====       =====       =====
   Dividends Per
      Common Share                  $ .25       $ .24       $ .50       $ .48
                                    =====       =====       =====       =====

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)

                                                         Six Months Ended
                                                             March 31
                                                         1996         1995
   Net cash provided by (used in)
      operating activities                            $ 33,066    $ (26,404)
                                                      --------    ---------
   Cash flows from investing activities:
      Acquisition of property, plant and equipment     (21,899)     (13,936)
      Acquisition of new businesses (net of
          cash acquired)                                  (529)      (2,978)
      Proceeds from disposition of business and
          sale of property, plant and equipment
          and other productive assets                      ---       41,609
      Other items, net                                  (3,409)      (2,068)
                                                      --------    ---------
      Net cash (used in) provided by
          investing activities                         (25,837)      22,627

   Cash flows from financing activities:
      Proceeds from additional borrowings               90,896       30,524
      Reductions in debt                               (78,517)     (35,268)
      Proceeds from options exercised and other          1,386        1,269
      Purchase of treasury stock                       (13,159)      (1,759)
      Dividends paid                                   (13,013)     (12,503)
                                                      --------    ---------
      Net cash used in financing activities            (12,407)     (17,737)

   Net decrease in cash and cash equivalents            (5,178)     (21,514)
   Cash and cash equivalents at beginning of period      8,717       43,430
                                                      --------    ---------
   Cash and cash equivalents at end of period         $  3,539    $  21,916
                                                      ========    =========
   Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
          Interest                                    $  7,675    $  6,831
          Income taxes                                  14,330      42,746


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and September 30, 1995, the results of operations for the three and six month periods ended March 31, 1996 and 1995 and cash flows for the six month periods ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1995, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

   4. During the six months ended March 31, 1996 and 1995, the Company repurchased 365,300 and 65,000 shares of common stock, respectively, for an aggregate price of $14,006,000 and $1,759,000, respectively.

   5. For the six months ended March 31, 1996, depreciation and amortization were $16,226,000 and $2,606,000, respectively. For the six months ended March 31, 1995, depreciation and amortization were $15,018,000 and $3,193,000, respectively.

   6. On January 8, 1996, the Company issued two senior notes of $15,000,000 each, one bearing interest at 6.77%, due January 2010 and the other bearing interest at 6.68%, amortizing in seven equal, annual principal payments beginning January 2005. Proceeds will be used for general corporate purposes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

   RESULTS OF OPERATIONS:

      Revenue from operations for the three and six months ended March 31, 1996, was $200,034,000 and $393,480,000, respectively, compared with
      $191,824,000 and $379,548,000 a year ago. Revenue for the three and six months ended March 31, 1996 increased by 4.3% and 3.7%, respectively, as compared to the prior year periods. The revenue increase which was mostly attributable to the Color and Dehydrated operations was partially offset by lower revenues in the Flavor Division as a result of eliminating some lower margin business and weakness in selected markets.

      Gross profit margins decreased to 33.9% of revenues during the second quarter as compared with 35.0% during the same period last year primarily as a result of lower production volumes in the Flavor Division. Gross profit margins for the first six months decreased slightly to 34.3% of revenue as compared to 34.9% of revenue during the same period last year.

      The Company's continued focus on cost reduction resulted in a decrease of selling and administrative expenses to 21.0% of revenues during the second quarter compared to 21.8% during the same period last year.
      For the first six months of fiscal 1996, selling and administrative expenses decreased to 21.3% of revenues from 22.1% last year.

      Interest expense in the second quarter decreased to $3,475,000 from $3,962,000 in the same period last year and decreased to $7,381,000 from $7,930,000 for the six months ended March 31, 1996 and 1995, respectively. The decrease for the quarter resulted from lower interest rates, but was slightly offset by higher average borrowings outstanding during the quarter.

      The effective income tax rate for the quarter and six months ended March 31, 1996 exceeded the 34.0% statutory rate primarily as a result of state income taxes. The effective income tax rate in 1995 exceeded 34.0% as a result of a higher than normal effective tax rate on the sale of the Frozen Foods business.

   FINANCIAL CONDITION:

      The current ratio increased to 2.2 at March 31, 1996, from 1.8 at September 30, 1995 due to a decrease of $34,017,000 in current liabilities. The reduction in current liabilities is attributable to decreased short-term borrowings and current maturities on long-term debt. Net working capital increased $27,304,000 to $171,068,000 at March 31, 1996 from $143,764,000 at September 30, 1995.

      Net cash provided by operating activities was $33,066,000 for the six months ended March 31, 1996, compared to net cash used in operating activities of $26,404,000 for the six months ended March 31, 1995. The use of cash in fiscal 1995 is primarily attributable to the tax payments related to the sale of the Frozen Foods business.

      Net cash used in investing activities was $25,837,000 for the six months ended March 31, 1996, as compared with $22,627,000 provided by investing activities in fiscal 1995. The change is primarily due to the proceeds received in 1995 from the sale of the Frozen Foods business. Included in investing activities are capital additions of $21,899,000 for the six months ended March 31, 1996. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand capacity required by the businesses' internal growth. Major projects in-process include construction of a new aroma chemical and fragrance facility in Spain and a BioProducts facility in France.

      Net cash used in financing activities was $12,407,000 for the six months ended March 31, 1996. Proceeds from additional borrowings were used to refinance other long-term debt obligations and facilitate share repurchases. Dividends of $13,013,000 were also paid during the first six months.

   FORWARD LOOKING INFORMATION:

      Four of the five businesses performed well during the quarter and should continue to perform well for the remainder of the year. The Flavor business results were below expectations due to weakness in selected markets. The Company is working with customers on a variety of new product development projects to provide for future growth. During the remainder of the year, which is traditionally stronger for the Flavor business, improvement is expected.

                                    PART II
                               OTHER INFORMATION

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were required to be filed during the quarter ended March 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL FOODS CORPORATION


   Date:  May 14, 1996           By: /s/ Terrence M. O'Reilly
                                 Terrence M. O'Reilly, Vice President,
                                 Secretary and General Counsel


   Date:  May 14, 1996           By: /s/ Michael L. Hennen
                                 Michael L. Hennen, Corporate Controller

                                  EXHIBIT INDEX

   Exhibit No.            Description

      27             Financial Data Schedule