Form 10-Q
period 1996-06-30
UNIVERSAL FOODS CORP
filed 1996-08-13
CIK 310142

====================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:   June 30, 1996

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

             Class                             Outstanding at July 31, 1996
   Common Stock, par value $0.10 per share            25,416,346 shares

   ====================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX
                                                                  Page No.
   PART I, FINANCIAL INFORMATION:

             Consolidated Condensed Balance Sheets
             - June 30, 1996 and September 30, 1995.                  1

             Consolidated Condensed Statements of Earnings
             - Three and Nine Months Ended
                  June 30, 1996 and 1995.                             2

             Consolidated Condensed Statements of Cash Flows
             - Nine Months Ended June 30, 1996 and 1995.              3

             Notes to Consolidated Condensed Financial Statements.    4

             Management's Discussion and Analysis of Results
                  of Operations, Financial Condition and
                  Forward Looking Information.                        5

   PART II, OTHER INFORMATION:

             Item 6, Exhibits and Reports on Form 8-K.                7

             Signatures.                                              8

                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)

                                                      June 30
                                                       1996     September 30
                  ASSETS                           (Unaudited)      1995
   CURRENT ASSETS:
      Cash and cash equivalents                      $  4,722    $  8,717
      Trade accounts receivable                       107,525     105,847
      Inventories:
        Finished and in-process products              109,658     119,885
        Raw materials and supplies                     54,696      59,135
      Prepaid expenses and other current assets        41,741      32,780
                                                     --------    --------
          TOTAL CURRENT ASSETS                        318,342     326,364

   INVESTMENTS AND OTHER ASSETS                        49,582      42,164

   INTANGIBLES                                        145,386     148,654

   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                            139,210     139,177
        Machinery and equipment                       338,361     308,204
                                                     --------    --------
                                                      477,571     447,381
      Less accumulated depreciation                   208,059     187,693
                                                     --------    --------
                                                      269,512     259,688

      TOTAL ASSETS                                   $782,822    $776,870
                                                     ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                          $  4,016    $  7,108
      Accounts payable, accrued expenses
          and other liabilities                       120,943     133,637
      Federal and state income taxes                   24,743      20,755
      Current maturities on long-term debt              5,271      21,100
                                                     --------    --------
          TOTAL CURRENT LIABILITIES                   154,973     182,600

   DEFERRED INCOME TAXES                               14,321      14,514

   OTHER DEFERRED LIABILITIES                          18,718      19,198

   ACCRUED EMPLOYEE AND RETIREE BENEFITS               39,777      38,100

   LONG-TERM DEBT                                     193,342     160,678

   SHAREHOLDERS' EQUITY
      Common stock                                      2,698       2,698
      Additional paid-in capital                       78,437      78,955
      Earnings reinvested in the business             339,192     314,883
                                                     --------    --------
                                                      420,327     396,536
      Less:  Treasury stock, at cost                   44,326      24,770
             Other                                     14,310       9,986
                                                     --------    --------
                                                      361,691     361,780
                                                     --------    --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $782,822    $776,870
                                                     ========    ========

   See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months          Nine Months
                                       Ended June 30         Ended June 30
                                      1996       1995       1996       1995

   Revenue                          $200,776   $207,542   $594,256   $587,090

   Operating costs and expenses:
      Cost of products sold          132,928    138,996    391,593    386,020

      Selling and administrative
          expenses                    39,925     41,981    123,898    126,011

      Unusual item - gain on sale of
          Frozen Foods business          ---        ---        ---    (49,560)
                                     -------    -------    -------    -------
   Operating income                   27,923     26,565     78,765    124,619

   Interest expense                    4,071      3,729     11,452     11,659
                                     -------    -------    -------    -------
   Earnings before income taxes       23,852     22,836     67,313    112,960

   Income taxes                        8,131      8,279     23,560     49,173
                                     -------    -------    -------    -------
   Net earnings                     $ 15,721   $ 14,557   $ 43,753   $ 63,787
                                    ========   ========   ========   ========

   Weighted average number of
      common shares outstanding   25,716,000 26,076,000 25,919,000 26,053,000
                                  ========== ========== ========== ==========

   Net earnings per common share       $ .61      $ .56      $1.69      $2.45
                                       =====      =====      =====      =====

   Dividends per common share          $ .25      $ .24      $ .75      $ .72
                                       =====      =====      =====      =====

   See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)

                                                       Nine Months Ended
                                                            June 30
                                                         1996         1995

   Net cash provided by operating activities           $ 61,695     $  6,514
                                                        -------      -------
   Cash flows from investing activities:
      Acquisition of property, plant and equipment      (34,074)     (28,437)
      Acquisition of new businesses (net of
          cash acquired)                                   (529)     (12,633)
      Proceeds from disposition of business and
          sale of property, plant and equipment
          and other productive assets                       ---       41,609
      Other items, net                                   (6,405)      (4,418)
                                                        -------      -------
      Net cash used in investing activities             (41,008)      (3,879)

   Cash flows from financing activities:
      Proceeds from additional borrowings                98,801       53,114
      Reductions in debt                                (85,679)     (63,181)
      Proceeds from options exercised and other
        equity transactions                               1,605        1,393
      Purchase of treasury stock                        (19,965)      (1,759)
      Dividends paid                                    (19,444)     (18,760)
                                                        -------      -------
      Net cash used in financing activities             (24,682)     (29,193)

   Net decrease in cash and cash equivalents             (3,995)     (26,558)
   Cash and cash equivalents at beginning of period       8,717       43,430
                                                        -------      -------
   Cash and cash equivalents at end of period          $  4,722     $ 16,872
                                                       ========     ========
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Interest                                     $ 11,099     $ 10,912
          Income taxes                                   20,830       49,180


   See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and September 30, 1995, the results of operations for the three and nine month periods ended June 30, 1996 and 1995 and cash flows for the nine month periods ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

   4. During the nine months ended June 30, 1996 and 1995, the Company repurchased 588,670 and 65,000 shares of common stock, respectively, for an aggregate price of $21,808,000 and $1,759,000, respectively.

   5. For the nine months ended June 30, 1996, depreciation and amortization were $23,978,000 and $3,591,000, respectively. For the nine months ended June 30, 1995, depreciation and amortization were $22,967,000 and $4,628,000, respectively.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

   RESULTS OF OPERATIONS:

        Revenue from operations for the three and nine months ended June 30, 1996, was $200,776,000 and $594,256,000, respectively, compared with
        $207,542,000 and $587,090,000 a year ago. Revenue for the three months ended June 30, 1996 decreased by 3.3% as compared to the prior year third quarter. Revenue for the nine months ended June 30, 1996 increased by 1.2% compared with the prior year period. The elimination of some lower margin business and weakness in selected markets in the Flavor Division caused revenue to be below the prior year quarter. These factors also partially offset increased revenues from the Color and Dehydrated operations for the nine months ended June 30, 1996.

        Gross profit margins increased to 33.8% of revenues during the third quarter as compared with 33.0% during the same period last year. Gross profit margins for the first nine months decreased slightly to 34.1% of revenue as compared to 34.2% of revenue during the same period last year.

        The Company's continued focus on cost reduction resulted in a decrease of selling and administrative expenses to 19.9% of revenues during the third quarter compared to 20.2% during the same period last year. For the first nine months of fiscal 1996, selling and administrative expenses decreased to 20.8% of revenues from 21.5% last year.

        Interest expense in the third quarter increased to $4,071,000 from $3,729,000 in the same period last year and decreased to $11,452,000 from $11,659,000 for the nine months ended June 30, 1996 and 1995, respectively. The increase in interest for the quarter as compared to the prior year third quarter resulted from higher average long-term debt balances used for general corporate purposes.

        The effective income tax rate for the quarter and nine months ended June 30, 1996 exceeded the 34.0% statutory rate primarily as a result of state income taxes. The effective income tax rate in 1995 exceeded 34.0% as a result of a higher than normal effective tax rate on the sale of the Frozen Foods business.

   FINANCIAL CONDITION:

        The current ratio increased to 2.1 at June 30, 1996, from 1.8 at September 30, 1995 due primarily to a decrease in current liabilities of $27,627,000. Current liabilities were reduced primarily by a reduction in short-term borrowings and current maturities on long-term debt totaling $18,921,000. Net working capital increased $19,605,000 to $163,369,000 at June 30, 1996 from $143,764,000 at
        September 30, 1995.

        Net cash provided by operating activities was $61,695,000 for the nine months ended June 30, 1996, compared to net cash provided by operating activities of $6,514,000 for the nine months ended June 30, 1995. The cash provided by operations in fiscal 1995 was reduced by tax payments related to the sale of the Frozen Foods business.

        Net cash used in investing activities was $41,008,000 for the nine months ended June 30, 1996 as compared with $3,879,000 used in investing activities in fiscal 1995. The change is primarily due to the proceeds received in 1995 from the sale of the Frozen Foods business. Included in investing activities are capital additions of $34,074,000 for the nine months ended June 30, 1996. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand capacity required by the businesses' internal growth. Major projects in-process include construction of additional capacity for our aroma chemical and fragrance facility in Spain and a state-of-the-art BioProducts facility in France.

        Financing activities used $24,682,000 for the nine months ended June 30, 1996 compared to $29,193,000 in 1995. Proceeds from additional borrowings of $98,801,000 in 1996 were used to refinance other long-term debt obligations and facilitate share repurchases. Dividends of $19,444,000 and $18,760,000 were also paid during the first nine months of 1996 and 1995, respectively.

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

                                     PART II

                                OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit 27 Financial Data Schedule

             (b) No reports on Form 8-K were required to be filed during the quarter ended June 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL FOODS CORPORATION

   Date:  August 13, 1996        By:  /s/  Terrence M. O'Reilly
                                 Terrence M. O'Reilly, Vice President,
                                 Secretary and General Counsel


   Date:  August 13, 1996        By:  /s/  Michael L. Hennen
                                 Michael L. Hennen, Corporate Controller