Form 10-K
period 1996-09-30
UNIVERSAL FOODS CORP
filed 1996-12-30
CIK 310142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended September 30, 1996
                                 or
        [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ____________ to ____________

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

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 6, 1996: 26,977,437 shares of Common Stock, $.10 par value, including 1,543,250 treasury shares.

             Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 6, 1996 was $869,469,165.

                      Documents Incorporated By Reference

             1. Portions of Universal Foods Corporation 1996 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

             2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement dated December 18, 1996 (Parts II and III of Form 10-K)

                                     PART I

   ITEM 1.   BUSINESS - Food and Other Industries

             Universal Foods Corporation (the "Company") was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 433 East Michigan Street, Milwaukee, Wisconsin 53202, telephone (414) 271-6755. The Company is a technology-driven industrial marketer of high-performance components that add functionality to foods, cosmetics, pharmaceuticals and other products. The Company's technical expertise and application know-how make it unique among suppliers that serve these industries. Principal products of the Company include aroma chemicals and flavors for foods, beverages, dairy/ice cream products, personal care and household items; certified and natural colors for foods, cosmetics and pharmaceuticals; dehydrated vegetable products sold primarily to food processors; a diverse line of yeast products for commercial baking and other uses; and flavor enhancers and other bioproducts for foods, feed, pharmaceuticals and commercial use. The Company exited the frozen potato business during Fiscal 1994.

             The following material from the Universal Foods Corporation 1996 Annual Report to Shareholders is incorporated by reference:

             "Management's Analysis of Operations and Financial Condition" on Pages 13 through 17 (but not any photographs or graphical information included thereon).

             Note 1 - "Summary of Significant Accounting Policies" on Pages 23 and 24.

             Note 10 - "Foreign Operations" on Page 29.

   Description

                                     Flavor

             The Company conducts its food flavor business through its wholly-owned subsidiary Universal Flavor Corporation ("Universal Flavor"). Universal Flavor manufactures and supplies flavors, ingredient systems, and aroma chemicals to the dairy, food processor, beverage, and personal care and household products industries worldwide, and is a recognized leader in the North American dairy and beverage flavor markets. It operates plants located in Kearny, New Jersey; Amboy, Illinois; Indianapolis, Indiana; and Fenton, Missouri. Universal Flavor has eleven additional plants in Canada, Mexico, Belgium, Great Britain, Italy, Spain, Australia, New Zealand, Hong Kong and the Philippines. Products are sold primarily through employee sales representatives with some assistance from food brokers.

             Strategic acquisitions have expanded Universal Flavor's product lines and processing capabilities. The January 1994 acquisition of Destillaciones Garcia de la Fuente, S.A. (DGF), based in Granada, Spain, provided a depth of expertise for expanding into aroma chemicals, which are used to create flavors as well as fragrances. In July, 1994 Universal Flavors, through its international subsidiary, purchased its partner's 51% interest in Azteca en Ambesco de Mexico S.A. de C.V. This purchase brought beverages and dairy flavor product lines to the Company's existing Mexican flavor business.

                                      Color

             The Company, through its subsidiary Warner-Jenkinson Company, Inc.("W-J"), is the world's leading manufacturer of certified food colors. It also has a growing share of the international natural color market.
   Its products, sold under the Warner-Jenkinson name, are used by producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. W-J is headquartered in St. Louis, Missouri, the site of its major manufacturing facilities. Cosmetic and pharmaceutical colors are produced in New Jersey. Latin American customers are served by W-J de Mexico, S.A. de C.V., a manufacturing and sales subsidiary located just outside of Mexico City. W-J Canada operates out of Kingston, Ontario. Other manufacturing facilities are located in King's Lynn, Norfolk, England; Amersfoort, The Netherlands; and Tullamarine, Victoria, Australia. Domestically, the W-J product line is sold principally by the Company's own sales force. International sales are made through distributors and directly by the Company.

             Recent acquisitions have strengthened the business internationally which operates under the W-J name. During 1993, the Company acquired Spectrum S.A. de C.V., a Mexican food color distributor with approximately 20% market share in that country.

                               Dehydrated Products

             The Company's subsidiary, Rogers Foods, Inc. ("Rogers"), produces dehydrated onion and garlic and is the third largest producer of these products in the United States. These items are marketed under the trademark ROGERS FOODS and private labels. Rogers also produces and distributes chili powder, chili pepper, paprika, dehydrated vegetables such as parsley, celery and spinach, and oleoresin (a liquid chili pepper used as a highly concentrated coloring agent) under the brand name CHILI PRODUCTS and is one of the largest producers of these products.

             Rogers sells dehydrated products directly and through brokers to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. Rogers' processing facilities are located in Turlock, Livingston and Greenfield, California.

             During 1994 and 1995, the Company acquired three European dehydrated vegetable processors. The acquisitions give the Company a base from which to expand its dehydrated products business internationally. These acquisitions also expanded the Company's dehydrated technology base to include freeze drying, puffed drying and vacuum drying. Vegetables processed using these technologies are premium products because they have a short reconstitution time, a benefit in today's convenience foods such as soups, snacks and other dry foods.

             The acquisitions operate as UNIVERSAL DEHYDRATES. These entities are Mallow Foods in Midleton, County Cork, Ireland; Silva Laon, located near Laon, France; and Top Foods in the Netherlands. The Company believes it is the leading dehydrator of specialty vegetables in Europe.

                                      Yeast

             The Company specializes in the production of compressed, cream, active dry and nutritional yeast products for sale to commercial and retail accounts under the RED STAR trademark. The largest market for yeast is the U.S. baking industry. In addition, active dry yeast is sold to food processors for inclusion in bread, pizza and similar mixes. The compressed, active dry and fast-acting dry yeast products of the Company bearing the RED STAR and RED STAR QUICK RISE trademarks are sold in ready-to-use packages to retail stores and in two pound packages for food service use. The Company believes it is the largest North American supplier of yeast to the commercial bakery market and the second largest supplier to the retail market.

             The business also exports yeast and allied products throughout the world and manages investments in companies operating yeast and allied product facilities in 12 offshore locations, two of which are wholly-owned subsidiaries. The Company receives revenues in the form of dividends and technical assistance fees from the non-wholly-owned foreign affiliates.

             Company owned yeast plants are located in Milwaukee, Wisconsin; Baltimore, Maryland; Dallas, Texas; and Oakland, California. The Company distributes its products largely through its own sales force. In 1994, the Company purchased a 20% interest in and entered an agreement with Minn-Dak Yeast Company, Inc. in Wahpeton, North Dakota for contract manufacturing under the Red Star label and to supply molasses, a major raw material in yeast production.

                                   BioProducts

             During 1994, the Company created the Red Star BioProducts Division from its existing Red Star Specialty Products Division and two acquisitions. Red Star Specialty Products had been established as a small, stand-alone profit center in 1989 out of the Company's yeast group. With internally developed expertise, the group focused on highly technical product development using extracts from brewer's and baker's yeast.
   During 1993, Universal BioVentures, the Company's start-up biotechnology group, was integrated into Red Star Specialty Products to develop new products utilizing the Company's expertise in fermentation and molecular biology. The BioVentures product line was discontinued in 1995 because it would not be profitable for some time.

             The 1994 acquisitions of Champlain Industries Limited in Canada and The Biolux Group in Belgium expanded the division's product lines and international presence, making the division a more significant part of the Company. The expanded Red Star BioProducts Division serves the food and feed processing and bionutrient industries with the broadest line of natural extracts and specialty flavors. It supplies various natural extracts from brewer's yeast, baker's yeast, vegetable proteins, meat, casein and other naturally occurring materials. These specialty extracts function primarily as flavor and texture modifiers and enhancers in the food processing industries. The nutritional and functional properties of Red Star BioProducts extracts are the basis for their use in enzyme and pharmaceutical production.

             The Company believes Red Star BioProducts is the leading supplier of yeast extracts and second in the supply of HVPs in the U.S. market. The products are marketed under a number of Red Star trademarks.

             The expanded division operates production facilities in Juneau, Wisconsin; Harbor Beach, Michigan; Clifton, New Jersey; and in Canada, the United Kingdom, Belgium and France. More than half of the Division's products are now produced outside of the United States. Its products are marketed through technically trained sales personnel directly to customers and through distributors in some international markets.

                                  Frozen Foods

             On August 1, 1994, the Company completed the sale of Universal Frozen Foods Company, a wholly owned subsidiary of the Company ("Frozen Foods") to ConAgra, Inc. The sale was a major step in Universal Foods' strategic transition to focus on high-performance ingredients and ingredient systems for foods and other products.

             Frozen Foods produced frozen potato products for U.S. and international markets, selling most of its product to the food service industry. It had a share of the retail market with branded and private labeled products. It operated processing facilities in Twin Falls, Idaho, Hermiston, Oregon and Pasco, Washington.

   Research and Development/Quality Assurance

             The Company believes that its competitive advantages and ability to develop and deliver high-performance products are based on its technical expertise in the processing and application of its technology for foods and other products. Therefore, the Company provides an above-industry average investment in research, development and quality assurance, and is committed to the training and development of its people.

             The Company employs approximately 400 people in research and quality assurance. Over the past five years, expenditures as a percent of revenue have increased from 3.0% in 1992 to 3.7% in 1996. Expenditures in fiscal 1996 were $29.8 compared to $28.6 million in 1995. Expenditures in 1995 decreased from the fiscal 1994 level of $32.2 million, a direct result of the sale of Frozen Foods which accounted for $4.1 million in expenditures during fiscal 1994. Expenditures in fiscal 1994 increased 13% to $32.2 million from $28.5 million in fiscal 1993. The Company's commitment to research and product development continues at a level significantly higher than the food industry average. Of the aforesaid amounts, approximately $20.4 million in fiscal 1994, $19.3 million in fiscal 1995, and $21.4 million in 1996 were research and development expenses as defined by the Financial Accounting Standards Board.

             As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Red Star BioProducts believes it was the first North American ingredients supplier to receive ISO 9002 certification. Facilities currently certified include Universal Flavor facilities in Spain, Italy and the United Kingdom; Red Star BioProducts facilities in the United States and Canada; Warner-Jenkinson facilities in The Netherlands and United Kingdom; and Dehydrated Products facilities in the United States, Ireland, France and The Netherlands.

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

             With the evolution of food processing as a global business, competition to supply the industry has taken on an increasingly global nature. In the worldwide flavor market, the Company's principal competition comes from other U.S. and European producers. Building an international presence is a key goal for Universal Flavor as demonstrated by acquisitions.

             W-J is the leading producer of certified colors in North America and Western Europe. State-of-the-art equipment, the latest process technology, a Color Service Laboratory unequaled in the industry, and the most complete range of synthetic and natural colors constitute the basis for its market leadership position. Acquisitions have resulted in product and process technology synergies as well as a growing international presence.

             For Dehydrated Products, acquisitions in Europe provide international expansion and strengthen export opportunities for U.S. based operations. Competition in Red Star BioProducts comes primarily from domestic and European producers. Red Star Yeast & Products competes primarily in the North American market and has three major competitors.

   Products and Application Activities

             With the Company's strategic focus on high-performance ingredients and ingredient systems, the Company's emphasis has shifted from the development of major new products to application activities and processing improvements in the support of its customers numerous new and reformulated products. The Company maintains many of its proprietary processes and formulae as trade secrets and under secrecy agreements with customers.

             Development activities include a line of stable aqueous dispersion of colors for foods and pharmaceutical products. Patents have been granted on the products marketed under the SPECTRASPRAY label and applied for on the SPECTRABLEND label. The development of natural food colors continues to expand and is a growth opportunity for W-J.

             A variety of activities at Universal Flavor focus on the development of natural flavors and flavor solutions for low-fat and no-fat applications. A technology was installed for production of aseptically processed fruits. Emphasis has been placed on the development of low-fat dairy and bakery flavor and ingredient systems. New flavored fruit and spice pieces have also been developed to provide new textures, flavors and unique performance properties in bakery items.

             In 1993 Red Star BioProducts introduced the Flavor Mate 950 series, the most potent flavor enhancer on the market, and the Savory Mate series, which are flavor enhancers designed for specific areas such as beef, poultry, pork, etc. Acquisitions in 1994 expanded the division's product line particularly in hydrolyzed vegetable proteins. The transfer of technology to European acquisitions, begun in 1995, will allow the production of food- and pharmaceutical-grade extracts from brewer's yeast.

             European acquisitions in 1994 and 1995 expanded the Dehydrated Products product line to include peas, carrots, beans, celery root and other specialty vegetables.

             In addition, the discussion of operational activities in the "Business Profile" on Pages 4 and 5 of the 1996 Annual Report to Shareholders is incorporated by reference (but not any photographs or graphical information included thereon).

   Raw Materials

             In producing its products, the Company uses a wide range of raw materials. Chemicals and petrochemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are obtained from local vendors. Flavor enhancers and secondary flavors are produced from brewer's yeast, baker's yeast from the Company's own operations, and vegetable materials such as corn and soybeans. The acquisition of the Biolux Group in 1994 provides long-term supply arrangements on supplies of brewer's yeast for European production needs. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.

             The principal raw material used in the production of yeast products is molasses, which is purchased through brokers and producers, usually under yearly fixed-price contracts. Processes have been developed to permit partial replacement of molasses with alternate, readily-available substrates for use if molasses supplies should become limited. In 1994, the Company entered a supply agreement with Minn-Dak Farmers Cooperative, a major North American molasses supplier, to provide additional assurances of adequate supplies.

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

   Employees

             As of September 30, 1996, the Company employed about 4,000 persons worldwide (which includes approximately 200 seasonal employees). Approximately 450 U.S. employees are represented by one of the 11 union contracts with whom the Company has collective bargaining relationships. The Company considers its employee relations to be good.

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

   ITEM 2.   PROPERTIES

             Domestically, the Company operates eighteen manufacturing and processing plants in ten states as of September 30, 1996. Four plants produced bakers yeast, four facilities provided flavor enhancers and bioproducts, three produced dehydrated products, two plants produced colors and four plants produced flavors. None of these properties are held subject to any material encumbrances. The Company also has investments in fifteen companies operating yeast and allied product facilities located in twelve offshore locations. The Company operates five color plants, eleven flavor plants, five bioproducts facilities and three dehydrated vegetable plants in thirteen foreign countries.

   ITEM 3.   LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings of a character regarded as normal to its business and in which, the Company believes, adverse decisions, in the aggregate, would not subject the Company to damages of a material amount.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the last quarter of fiscal 1996.

   ITEM 4(a).     EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant and their ages as of December 1, 1996 are as follows:

                               EXECUTIVE OFFICERS

              Name                Age                  Position

    Guy A. Osborn                 60      Chairman and Director
    Kenneth P. Manning            54      President, Chief Executive
                                          Officer and Director
    Richard Carney                46      Vice President - Human Resources
    Steven O. Cordier             40      Treasurer
    Thomas J. Degnan              48      Group Vice President
    Michael Fung                  46      Vice President and Chief
                                          Financial Officer
    Michael L. Hennen             43      Controller
    Richard F. Hobbs              49      Vice President - Administration
    R. Steven Martin              40      President - Red Star Yeast &
                                          Products Division
    Terrence M. O'Reilly          51      Vice President, Secretary and
                                          General Counsel
    James F. Palo                 56      President - Rogers Foods, Inc.
    Dr. Gary W. Sanderson         61      Vice President, Technologies
    Kenneth G. Scheffel           60      Vice President - Chemical
                                          Technologies
    William Tesch                 46      President - Red Star BioProducts
    Charles G. Tuchel             41      President - Universal Flavors
                                          Corporation
    Michael A. Wick               53      President - Warner-Jenkinson Co.,
                                          Inc.

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

        Mr. Fung joined the Company in June 1995 as Vice President-Chief Financial Officer. From 1992 to 1995 he served as Senior Vice President and Chief Financial Officer for Vanstar Corporation, a leading provider of products and services to design, build and manage computer network infrastructures for large enterprises. From 1988 to 1992, Mr. Fung was Vice President and Chief Financial Officer of Bass Pro Shops and Tracker Marine Corporation, privately-held companies operated under common ownership involved in the manufacture and marketing of outdoor sporting goods.

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

        Mr. Tesch joined the Company in 1971, becoming Plant Manager of the Red Star BioProducts Division in 1989. From 1993 to 1994 he was Director, Training and Development of The Universal Way and from 1994 to 1996 he served as Vice President, Manufacturing Operations of Red Star BioProducts. On April 16, 1996, Mr. Tesch was elected President of Red Star BioProducts.

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


                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The principal market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 1996 appearing under "Common Stock prices and dividends" on Page 18 of the 1996 Annual Report to Shareholders are incorporated by reference. Common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. In addition to the restrictions contained in its Restated Articles of Incorporation, the Company is subject to restrictions on the amount of dividends which may be paid on its common stock under the provisions of various credit agreements. On the basis of the consolidated financial statements of the Company as of September 30, 1996, $5,635,000 is available for the payment of dividends on the common stock of the Company under the most restrictive loan covenants.

        The Company had a stock repurchase program, initially announced June 7, 1984, under which the authorization terminated in fiscal 1994. Consequently, on January 27, 1994 the Board of Directors established a new share repurchase program which authorizes the Company to repurchase up to
   2.5 million shares. As of September 30, 1996, 828,118 shares had been repurchased under the new authorization.

        On September 8, 1988 the Board of Directors of the Company adopted a common stock shareholder rights plan which is described at Note 6 of Notes to Consolidated Financial Statements - "Shareholders' Equity" on Pages 26 and 27 of the 1996 Annual Report to Shareholders and which is incorporated by reference.

        The number of shareholders of record on December 6, 1996 was 6,099.

   ITEM 6.   SELECTED FINANCIAL DATA

        The selected financial data required by this item is incorporated by reference from the "Five-Year Review" and the notes thereto on Page 31 of the 1996 Annual Report to Shareholders.

   ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        "Management's Analysis of Operations and Financial Condition" is incorporated by reference from Pages 13 through 17 of the 1996 Annual Report to Shareholders.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are set forth on Pages 18 through 30 of the 1996 Annual Report to Shareholders and are incorporated by reference.

   ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and officers appearing under "Election of Directors" (ending before "Committees of the Board of Directors") and "Other Matters" on Pages 2 through Page 6 and Page 15, respectively, of the Notice of Annual Meeting and Proxy Statement of the Company dated December 18, 1996, is incorporated by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

        Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits," and "Compensation and Development Committee Report" and "Executive
   Compensation" on Pages 7 through 11 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 18, 1996.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on Pages 18 through 30 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 18, 1996, is incorporated by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period October 1, 1995 through September 30, 1996, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

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

             (b)  Reports on Form 8-K:     None


         List Of Financial Statements and Financial Statement Schedules


                                                          Page Reference in
                                                             1996 Annual
                                                                Report
                                                            to Shareholders
      1.  FINANCIAL STATEMENTS

          The following consolidated financial
          statements of Universal Foods Corporation
          and Subsidiaries are incorporated by
          reference from the Annual Report to
          Shareholders for the year ended September
          30, 1996.
          Independent Auditors' Report                            30
          Consolidated Balance Sheets - September 30,             20
            1996 and 1995
          Consolidated Earnings - Years ended                     19
            September 30, 1996, 1995 and 1994
          Consolidated Shareholders' Equity - Years               21
            ended September 30, 1996, 1995 and 1994
          Consolidated Cash Flows - Years ended                   22
            September 30, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements           21 - 29

                                                            Page Reference
      2.  FINANCIAL STATEMENT SCHEDULES                      in Form 10-K

          Independent Auditors' Report                            14
          Schedule II - Valuation and Qualifying                  15
            Accounts and Reserves

        All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

   INDEPENDENT AUDITORS' REPORT


   To the Shareholders and Directors
      of Universal Foods Corporation:


   We have audited the consolidated financial statements of Universal Foods Corporation as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 14, 1996, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assests and for Long-Lived Assets to be Disposed Of"; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Universal Foods Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


   DELOITTE & TOUCHE LLP
   Milwaukee, Wisconsin

   November 14, 1996

                                                                  SCHEDULE II

                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING

                              ACCOUNTS AND RESERVES

                                 (In Thousands)

                  Years ended September 30, 1996, 1995 and 1994
                                                   Additions
        Valuation accounts
     deducted in the balance    Balance at   Charged to
     sheet from the assets to    beginning    costs and     Net                     Balance at end
         which they apply        of period    expenses    acquired   Deductions(A)     of period

               1994
    Allowance for losses:
         Trade accounts
            receivable            $3,306          971       637           1,387(B)       $3,527
                                   =====        =====     =====           =====           =====

               1995
    Allowance for losses:
         Trade accounts
            receivable            $3,527        1,356       ---           1,115          $3,768
                                   =====        =====     =====           =====           =====

               1996
    Allowance for losses:
         Trade accounts
            receivable            $3,768          349       ---             608          $3,509
                                   =====        =====     =====           =====           =====


    (A)  Accounts written off, less recoveries.
    (B)  Includes divestiture of Frozen Foods business.

                                   SIGNATURES

   PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL FOODS CORPORATION



                                   By:  /s/ T. M. O'Reilly
                                        T. M. O'Reilly, Vice President
                                        Secretary & General Counsel



   Dated: December 20, 1996

   PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.




   /s/ Guy A. Osborn
   Guy A. Osborn                   Chairman and Director



   /s/ Kenneth P. Manning
   Kenneth P. Manning              President, Chief Executive Officer and
                                   Director


   /s/ Michael Fung
   Michael Fung                    Vice President and Chief Financial
                                   Officer



   /s/ Michael L. Hennen
   Michael L. Hennen               Corporate Controller



   /s/ Michael E. Batten
   Michael E. Batten               Director



   /s/ John F. Bergstrom
   John F. Bergstrom               Director



   /s/ James L. Forbes
   James L. Forbes                 Director



   /s/ Dr. Carol I. Waslien Ghazaii
   Dr. Carol I. Waslien Ghazaii    Director



   /s/ Leon T. Kendall
   Leon T. Kendall                 Director



   /s/ James H. Keyes
   James H. Keyes                  Director



   /s/ Charles S. McNeer
   Charles S. McNeer               Director



   /s/ William U. Parfet
   William U. Parfet               Director



   /s/ Essie Whitelaw
   Essie Whitelaw                  Director

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1996 ANNUAL REPORT ON FORM 10-K

                                      Incorporated
   Exhibit                             Herein by               Filed
   Number   Description                 Reference             Herewith

     3.1    Restated Articles of      (Previously filed at
            Incorporation             Exhibit 3.1 to the
                                      1993 Annual Report on
                                      Form 10-K)

     3.2    Restated Bylaws           (Previously filed at
                                      Exhibit 3.2 to the
                                      1995 Annual Report on
                                      Form 10-K)

     4      Shareholders Rights       (Previously filed on
            Plan                      Form 8-A dated
                                      September 15, 1988 as
                                      amended by Exhibit 3
                                      to Form 8 dated
                                      December 22, 1988 and
                                      by Exhibits 4 and 5 to
                                      Form 8 dated September
                                      14, 1990)

    10      Material Contracts

            *  (a)  Executive         (Previously filed at
                    Employment        Exhibit 10(a) to the
                    Contract          1985 Annual Report on
                                      Form 10-K)

            *  (b)  1981 Incentive    (Previously filed with
                    Stock Option      the Notice of Annual
                    Plan              Meeting & Proxy
                                      Statement dated
                                      December 5, 1981)

            *  (c)  1985 Stock        (Previously filed with
                    Plan for          the Notice of Annual
                    Executive         Meeting & Proxy
                    Employees         Statement dated
                                      December 12, 1985)

            *  (d)  1990 Employee     (Previously filed with
                    Stock Plan        the Notice of Annual
                                      Meeting & Proxy
                                      Statement dated
                                      December 18, 1989)

            *  (e)  Director Stock    (Previously filed as
                    Grant Plan, as    Exhibit 10(e) to the
                    amended           1991 Annual Report on
                                      Form 10-K)

            *  (f)  Management        (Previously filed as
                    Income            Exhibit 10(f) to the
                    Deferral Plan     1991 Annual Report on
                                      Form 10-K)

            *  (g)  Executive         (Previously filed as
                    Income            Exhibit 10(g) to the
                    Deferral Plan     1991 Annual Report on
                                      Form 10-K)

            *  (h)  Change of         (Previously filed as
                    Control           Exhibit 10(h) to the
                    Employment and    1995 Annual Report on
                    Severance         Form 10-K)
                    Agreement

               (i)  Trust             (Previously filed as
                    Agreement         Exhibit 18 to
                    dated January     Amendment No. 1 of the
                    18, 1988          Company's Schedule
                    between the       14D-9 filed December
                    Company and       9, 1988)
                    Marshall &
                    Ilsley Trust
                    Company

               (j)  Trust             (Previously filed as
                    Agreement         Exhibit 19 to
                    dated January     Amendment No. 1 of the
                    18, 1988          Company's Schedule
                    between the       14D-9 filed December
                    Company and       9, 1988)
                    Marshall &
                    Ilsley Trust
                    Company

               (k)  Trust             (Previously filed as
                    Agreement         Exhibit 20 to
                    dated             Amendment No. 1 of the
                    September 18,     Company's Schedule
                    1988 between      14D-9 filed December
                    the Company       9, 1988)
                    and Marshall &
                    Ilsley Trust
                    Company

            *  (l)  Management                                X
                    Incentive Plan
                    for Major
                    Corporate
                    Executives

            *  (m)  Management                                X
                    Incentive Plan
                    for Division
                    Presidents

            * (n)   1994 Employees    (Previously filed on
                    Stock Option      Form S-8 dated
                    Plan              September 12, 1994)


    13      Portions of Annual
            Report to Shareholders
            for the year ended                                   X
            September 30, 1996 that
            are incorporated by
            reference

    21      Significant
            Subsidiaries of
            Universal Foods                                      X
            Corporation

    23      Consent of Deloitte &                                X
            Touche LLP

    27      Financial Data Schedule                              X

    99      Notice of Annual          (Previously filed via
            Meeting and Proxy         the EDGAR System on
            Statement, dated          December 18, 1996 as
            December 18, 1996         the Company's Schedule
                                      14A)

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