Form 10-Q
period 1996-12-31
UNIVERSAL FOODS CORP
filed 1997-02-13
CIK 310142

=========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:  December 31, 1996

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
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification Number)

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

             Class                            Outstanding at January 31, 1997
   Common Stock, par value $0.10 per share          25,475,005 shares

   =========================================================================

                         UNIVERSAL FOODS CORPORATION

                                    INDEX
                                                                   Page No.
        PART I, FINANCIAL INFORMATION:

                Consolidated Condensed Balance Sheets
                - December 31, 1996 and September 30, 1996.            1

                Consolidated Condensed Statements of Earnings
                - Three Months Ended December 31, 1996
                  and 1995.                                            2

                Consolidated Condensed Statements of Cash Flows
                - Three Months Ended December 31, 1996 and 1995.       3

                Notes to Consolidated Condensed Financial
                  Statements.                                          4

                Management's Discussion and Analysis of Results of
                  Operations, Financial Condition and Forward
                  Looking Information.                                 5

        PART II, OTHER INFORMATION:

                Item 4, Submission of Matters to a Vote of
                  Security Holders.                                    7

                Item 6, Exhibits and Reports on Form 8-K.              8

                Signatures.                                            9

                                   PART I

                            FINANCIAL INFORMATION

                         UNIVERSAL FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              ($000's Omitted)
                                                December 31,
                                                   1996       September 30,
           ASSETS                               (Unaudited)       1996
   CURRENT ASSETS:
      Cash and cash equivalents                  $  6,726       $  3,395
      Trade accounts receivable                   102,107        105,850
      Inventories:
        Finished and in-process products          130,718        122,775
        Raw materials and supplies                 53,983         51,418
      Prepaid expenses and other current assets    35,076         41,166
                                                 --------       --------
           TOTAL CURRENT ASSETS                   328,610        324,604

   INVESTMENTS AND OTHER ASSETS                    45,982         45,920

   INTANGIBLES                                    140,373        141,487

   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                        137,150        135,972
        Machinery and equipment                   356,979        343,793
                                                 --------       --------
                                                  494,129        479,765
      Less accumulated depreciation               219,501        211,304
                                                 --------       --------
                                                  274,628        268,461
                                                 --------       --------
   TOTAL ASSETS                                  $789,593       $780,472
                                                 ========       ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                      $  1,946       $  2,919
      Accounts payable and accrued expenses       114,016        127,637
      Salaries, wages and withholdings
        from employees                             11,897         11,579
      Income taxes                                 17,761         14,207
      Current maturities of long-term debt          5,283          5,810
                                                 --------       --------
           TOTAL CURRENT LIABILITIES              150,903        162,152

   DEFERRED INCOME TAXES                           12,811         12,770

   OTHER DEFERRED LIABILITIES                      18,856         19,123

   ACCRUED EMPLOYEE AND RETIREE BENEFITS           38,317         38,592

   LONG-TERM DEBT                                 208,887        196,869

   SHAREHOLDERS' EQUITY:
      Common stock                                  2,698          2,698
      Additional paid-in capital                   78,054         78,177
      Earnings reinvested in the business         340,555        333,290
                                                 --------       --------
                                                  421,307        414,165
      Less:  Treasury stock, at cost               49,446         49,892
             Other                                 12,042         13,307
                                                 --------       --------
                                                  359,819        350,966
                                                 --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $789,593       $780,472
                                                 ========       ========

   See accompanying notes to consolidated condensed financial statements.

                         UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  ($000's Omitted Except Per Share Amounts)
                                 (Unaudited)

                                                 Three Months Ended
                                                    December 31
                                               1996             1995

   Revenue                                  $193,484         $193,446

   Operating costs and expenses:
      Cost of products sold                  127,632          126,467

      Selling and administrative
        expenses                              40,969           41,995
                                           ---------         --------
   Operating income                           24,883           24,984

   Interest expense                            3,687            3,906
                                           ---------         --------
   Earnings before income taxes               21,196           21,078

   Income taxes                                7,313            7,588
                                           ---------         --------
   Net earnings                             $ 13,883         $ 13,490
                                           =========         ========

   Weighted average number of
      common shares outstanding           25,428,000       26,103,000
                                          ==========       ==========
   Net earnings per common share                $.55             $.52
                                                ====             ====
   Dividends per common share                   $.26             $.25
                                                ====             ====

   See accompanying notes to consolidated condensed financial statements.

                         UNIVERSAL FOODS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              ($000's Omitted)
                                 (Unaudited)

                                                      Three Months Ended
                                                          December 31
                                                       1996         1995

   Net cash provided by operating activities        $ 12,171     $ 13,292

   Cash flows from investing activities:
     Acquisition of property, plant and equipment (13,266) (10,397) Acquisition of new business (net of
      cash acquired)                                     ---         (529)
     Other items, net                                    245          504
                                                     -------      -------
     Net cash used in investing activities           (13,021)     (10,422)

   Cash flows from financing activities:
     Proceeds from additional borrowings              12,813       50,032
     Reductions in debt                               (2,295)     (47,717)
     Proceeds from options exercised and other           273          315
     Purchase of treasury stock                          ---         (846)
     Dividends paid                                   (6,610)      (6,527)
                                                     -------      -------
     Net cash provided by (used in)
       financing activities                            4,181       (4,743)

   Net increase (decrease) in cash and
     cash equivalents                                  3,331       (1,873)
   Cash and cash equivalents at beginning
     of period                                         3,395        8,717
                                                     -------      -------
   Cash and cash equivalents at end of period       $  6,726     $  6,844
                                                    ========     ========
   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
      Interest                                      $  3,708     $  4,003
      Income taxes                                     4,091        3,216


   See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and September 30, 1996, the results of operations and cash flows for the three month periods ended December 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1996, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

   4. During the three months ended December 31, 1995, the Company repurchased 24,500 shares of common stock for an aggregate price of $846,000.

   5. For the three months ended December 31, 1996, depreciation and amortization were $7,813,000 and $1,197,000, respectively. For the three months ended December 31, 1995, depreciation and amortization were $8,102,000 and $1,466,000, respectively.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

   RESULTS OF OPERATIONS:

        Revenue from operations during the three months ended December 31, 1996 was flat at $193,484,000, compared with $193,446,000 a year ago.
        The revenue increase from cosmetic and pharmaceutical products in the Color Division was offset by weakness in selected markets in the Flavor Division.

        Gross profit margins decreased as a result of competitive price pressures in synthetic dyes in the Color Division and from continuing competition in the Flavor Division. Decreased volume in the Flavor Division also contributed to the decrease in gross profit margin. Gross profit margins declined to 34.0% of revenue during the three months ended December 31, 1996 as compared to 34.6% for the same period last year.

        Selling and administrative expenses decreased to 21.2% of revenue during the three months ended December 31, 1996 compared to 21.7% for the same period last year due to the Company's continued focus on cost reduction.

        Interest expense in the first quarter decreased to $3,687,000 from $3,906,000 in the same period last year primarily as a result of lower average interest rates.

   FINANCIAL CONDITION:

        The current ratio increased to 2.2 at December 31, 1996, compared with 2.0 at September 30, 1996. Net working capital increased $15,255,000 to $177,707,000 at December 31, 1996 from $162,452,000 at
        September 30, 1996.

        Net cash provided by operating activities was $12,171,000 for the quarter ended December 31, 1996 compared to $13,292,000 provided by operating activities for the quarter ended December 31, 1995. The decrease in cash provided by operating activities in fiscal 1997 was due to a larger net increase in working capital during the current quarter than last year.

        Net cash used in investing activities was $13,021,000 for the three months ended December 31, 1996. Included in investing activities are capital additions of $13,266,000. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth. Major projects in-process include construction of a new aroma chemical and fragrance facility in Spain and a BioProducts facility in France.

        Net cash provided by financing activities was $4,181,000 for the quarter compared with $4,743,000 used in financing in the comparable period last year. Proceeds from additional borrowings of $12,813,000 were used primarily to fund capital expenditures. Dividends of $6,610,000 and $6,527,000 were paid during the first three months of fiscal 1997 and 1996, respectively.


   FORWARD LOOKING INFORMATION:

        The Company has announced that it will expand into the specialty inks market with an agreement in principle to acquire Tricon Colors Inc. With 1996 revenue of $20 million, Tricon Colors produces inks for computer printers and dyes for the agricultural, pharmaceutical and cosmetic industries. The purchase for cash is expected to be completed by the end of the second quarter.


                                PART II

                           OTHER INFORMATION

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Shareholders of Universal Foods Corporation was held on Thursday, January 23, 1997. At the meeting the following matters were voted upon by the Shareholders.

             25,434,187 shares were entitled to vote at the meeting, and 23,100,115 shares (90.82%) were voted.

             The following persons were elected to a three year term as Directors of the Company:
                                                   For         Against

                  John F. Bergstrom             22,554,533     545,582
                  William V. Hickey             22,559,046     541,069
                  Leon T. Kendall               22,551,967     548,148
                  Kenneth P. Manning            22,608,432     491,683

             The following persons continued in office as Directors in accordance with their previous election:

                  Michael E. Batten
                  James L. Forbes
                  Dr. Carol I. Waslien Ghazaii
                  James H. Keyes
                  Guy A. Osborn
                  William U. Parfet
                  Essie Whitelaw

             The Shareholders ratified the appointment of Deloitte & Touche LLP, certified public accountants, as the independent auditors of the Company for fiscal 1997. Of the 25,434,187 shares entitled to vote at the meeting, 22,979,825 shares voted for ratification, 60,904 shares voted against ratification and 59,386 shares abstained.

             There were no broker non-votes at the Annual Meeting.


   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit 27 - Financial Data Schedule.

             (b) No reports on Form 8-K were required to be filed during the quarter ended December 31, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL FOODS CORPORATION


   Date: February 13, 1997       By: /s/ Terrence M. O'Reilly
                                 Terrence M. O'Reilly, Vice President,
                                 Secretary and General Counsel


   Date: February 13, 1997       By:  /s/ Michael L. Hennen
                                 Michael L. Hennen, Corporate Controller

                                     EXHIBIT INDEX

                              UNIVERSAL FOODS CORPORATION
                                       FORM 10Q
                        Quarterly Period Ended December 31, 1996

   Exhibit No.       Exhibit
      27          Financial Data Schedule