Form 10-Q
period 1997-03-31
UNIVERSAL FOODS CORP
filed 1997-05-14
CIK 310142

======================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  March 31, 1997

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

             Class                             Outstanding at April 30, 1997
   Common Stock, par value $0.10 per share           25,505,111 shares

   ========================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX

                                                                 Page No.
   PART I, FINANCIAL INFORMATION:

             Consolidated Condensed Balance Sheets
             - March 31, 1997 and September 30, 1996.               1

             Consolidated Condensed Statements of Earnings
             - Three and Six Months Ended
                March 31, 1997 and 1996.                            2

             Consolidated Condensed Statements of Cash Flows
             - Six Months Ended March 31, 1997 and 1996.            3

             Notes to Consolidated Condensed Financial Statements.  4

             Management's Discussion and Analysis of Results
               of Operations, Financial Condition and
               Forward Looking Information.                         5

        PART II, OTHER INFORMATION:

             Item 6, Exhibits and Reports on Form 8-K.              7

             Signatures.                                            8

                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)
                                                       March 31
                                                         1997    September 30
              ASSETS                                 (Unaudited)      1996
   CURRENT ASSETS:
        Cash and cash equivalents                       $  5,840    $  3,395
        Trade accounts receivable                        114,450     105,850
        Inventories:
          Finished and in-process products               116,590     122,775
          Raw materials and supplies                      60,225      51,418
        Prepaid expenses and other current assets         37,049      41,166
                                                        --------    --------
           TOTAL CURRENT ASSETS                          334,154     324,604

   INVESTMENTS AND OTHER ASSETS                           49,996      45,920

   INTANGIBLES                                           176,708     141,487

   PROPERTY, PLANT AND EQUIPMENT:
        Cost:
          Land and buildings                             136,440     135,972
          Machinery and equipment                        365,656     343,793
                                                        --------    --------
                                                         502,096     479,765
        Less accumulated depreciation                    219,937     211,304
                                                        --------    --------
                                                         282,159     268,461
                                                        --------    --------
        TOTAL ASSETS                                    $843,017    $780,472
                                                        ========    ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
        Short-term borrowings                           $  2,066    $  2,919
        Accounts payable and accrued expenses            107,008     127,637
        Salaries, wages and withholdings from
           employees                                      11,406      11,579
        Income taxes                                      17,578      14,207
        Current maturities of long-term debt               4,751       5,810
                                                        --------    --------
           TOTAL CURRENT LIABILITIES                     142,809     162,152

   DEFERRED INCOME TAXES                                  12,661      12,770

   OTHER DEFERRED LIABILITIES                             21,567      19,123

   ACCRUED EMPLOYEE AND RETIREE BENEFITS                  38,442      38,592

   LONG-TERM DEBT                                        264,359     196,869

   SHAREHOLDERS' EQUITY
        Common stock                                       2,698       2,698
        Additional paid-in capital                        77,672      78,177
        Earnings reinvested in the business              349,554     333,290
                                                        --------    --------
                                                         429,924     414,165
        Less:  Treasury stock, at cost                    47,928      49,892
               Other                                      18,817      13,307
                                                        --------    --------
                                                         363,179     350,966
                                                        --------    --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $843,017    $780,472
                                                        ========    ========

   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000's Omitted Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months        Six Months
                                        Ended March 31     Ended March 31
                                        1997      1996      1997      1996

   Revenue                           $204,826  $200,034  $398,310  $393,480

   Operating costs and expenses:
        Cost of products sold         138,259   132,198   265,891   258,665

        Selling and administrative
          expenses                     38,626    41,978    79,595    83,973
                                     --------  --------  --------  --------
   Operating income                    27,941    25,858    52,824    50,842

   Interest expense                     4,095     3,475     7,782     7,381
                                     --------  --------  --------  --------
   Earnings before income taxes        23,846    22,383    45,042    43,461

   Income taxes                         8,226     7,841    15,539    15,429
                                     --------  --------  --------  --------
   Net earnings                      $ 15,620  $ 14,542  $ 29,503  $ 28,032
                                     ========  ========  ========  ========

   Weighted average number of
      common shares outstanding        25,468    25,937    25,448    26,021
                                     ========  ========  ========  ========

   Net earnings per common share        $ .61     $ .56     $1.16     $1.08
                                     ========  ========  ========  ========

   Dividends per common share           $ .26     $ .25     $ .52     $ .50
                                     ========  ========  ========  ========


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)

                                                          Six Months Ended
                                                              March 31
                                                            1997      1996

   Net cash provided by operating activities             $ 25,105  $ 33,066

   Cash flows from investing activities:
     Acquisition of property, plant and equipment         (29,213)  (21,899)
     Acquisition of new businesses (net of cash acquired) (44,492)     (529)
     Other items, net                                      (2,753)   (3,409)
                                                         --------  --------
     Net cash used in investing activities                (76,458)  (25,837)

   Cash flows from financing activities:
     Proceeds from additional borrowings                   69,050    90,896
     Reductions in debt                                    (3,472)  (78,517)
     Proceeds from options exercised and other              1,454     1,386
     Purchase of treasury stock                               ---   (13,159)
     Dividends paid                                       (13,234)  (13,013)
                                                         --------  --------
     Net cash provided by (used in) financing activities   53,798   (12,407)

   Net increase (decrease) in cash and cash equivalents     2,445    (5,178)
   Cash and cash equivalents at beginning of period         3,395     8,717
                                                         --------  --------
   Cash and cash equivalents at end of period            $  5,840  $  3,539
                                                         ========  ========
   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                          $  7,169  $  7,675
       Income taxes                                        12,935    14,330


   See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and September 30, 1996, the results of operations for the three and six month periods ended March 31, 1997 and 1996 and cash flows for the six month periods ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

   4. During the six months ended March 31, 1996, the Company repurchased 365,300 shares of common stock for an aggregate price of $14,006,000.

   5. For the six months ended March 31, 1997, depreciation and amortization were $17,673,000 and $2,869,000, respectively. For the six months ended March 31, 1996, depreciation and amortization were $16,226,000 and $2,606,000, respectively.

   6. During the second quarter of 1997 the Company acquired Tricon Colors, Inc., an ink and dye producer, at a cost of $44,492,000. The acquisition for cash has been accounted for as a purchase and, accordingly, the results of operations and the financial position of Tricon Colors, Inc. are reflected in the Consolidated Condensed Financial Statements from the date of acquisition. The preliminary allocation of purchase price resulted in goodwill of $37,923,000 which will be amortized on a straight-line basis over 40 years. On an unaudited pro forma basis the acquisition is not significant to the Company's 1997 results of operations.

   7. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The statement will be effective for the Company in the first quarter of fiscal 1998. The Company is currently assessing the impact of the Standard on earnings per share, but does not expect it to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

   RESULTS OF OPERATIONS:

        Revenue from operations for the three and six months ended March 31, 1997, was $204,826,000 and $398,310,000, respectively, compared with
        $200,034,000 and $393,480,000 a year ago. Revenue for the three and six months ended March 31, 1997 increased by 2.4% and 1.2%, respectively, as compared to the prior year periods. Revenue increases from the cosmetic and natural categories in the Color Division and increased volumes in the Dehydrated Products Division were partially offset by continued weakness in the North American flavor market.

        Gross profit margins decreased to 32.5% of revenues for the second quarter as compared with 33.9% during the same period last year. Gross profit margins for the first six months decreased to 33.2% of revenue as compared to 34.3% of revenue during the same period last year. The decrease in the gross profit margin is primarily the result of increased production cost caused by lower volumes and pricing pressures in the flavor business.

        The Company's continued focus on cost reduction resulted in a decrease of selling and administrative expenses to 18.9% of revenues during the second quarter compared to 21.0% during the same period last year. For the first six months of fiscal 1997, selling and administrative expenses decreased to 20.0% of revenues from 21.3% last year.

        Interest expense in the second quarter increased to $4,095,000 from $3,475,000 in the same period last year and increased to $7,782,000 from $7,381,000 for the six months ended March 31, 1997 and 1996, respectively. The increase for the quarter resulted from higher average borrowings outstanding during the quarter, but was slightly offset by lower average interest rates.

        The effective income tax rate for the quarter and six months ended March 31, 1997 and 1996 exceeded the 35.0% statutory rate primarily as a result of state income taxes.

   FINANCIAL CONDITION:

        The current ratio increased to 2.3 at March 31, 1997, from 2.0 at September 30, 1996 due to a decrease of $19,343,000 in current liabilities. Net working capital increased $28,893,000 to $191,345,000 at March 31, 1997 from $162,452,000 at September 30,
        1996.

        Net cash provided by operating activities was $25,105,000 for the six months ended March 31, 1997, compared to net cash provided by operating activities of $33,066,000 for the six months ended March 31, 1996. The decrease in cash provided by operating activities in fiscal 1997 was due to a larger net increase in working capital.
        This change is consistent with prior years primarily as a result of the building inventory and related payments in the Dehydrated Products Division.

        Net cash used in investing activities was $76,458,000 for the six months ended March 31, 1997 as compared with $25,837,000 in fiscal 1996. The change is primarily due to the acquisition of a new business as discussed in Note 6 on page 4. Also included in investing activities are capital additions of $29,213,000 for the six months ended March 31, 1997 as compared to $21,899,000 for the six months ended March 31, 1996. The increase in capital expenditures for the first six months of 1997 reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand capacity required by the businesses' internal growth. Major projects in-process include construction of a new aroma chemical and fragrance facility in Spain and a BioProducts facility in France.

        Net cash provided by financing activities was $53,798,000 for the six months ended March 31, 1997 as compared with $12,407,000 used in financing activities in the comparable period last year. Proceeds from additional borrowings of $69,050,000 were used primarily to fund the acquisition of a new business and capital expenditures. Dividends of $13,234,000 and $13,013,000 were paid during the first six months of fiscal 1997 and 1996, respectively.

   FORWARD LOOKING INFORMATION:

        Net earnings from the Company's continuing operations were up 5.2% for the first six months of fiscal 1997 compared with fiscal 1996. The Company expects that earnings from these operations will continue to improve over the remainder of fiscal 1997 as product categories are upgraded to more sophisticated flavorings and colors for foods and other applications.

        This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company's performance and financial results, in particular, earnings growth. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introduction by the Company's customers; execution of the Company's acquisition program; industry economic factors related to the Company's international business; and the outcome of various productivity-improvement and cost-reduction efforts.

                                     PART II

                                OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit 27 Financial Data Schedule

             (b) No reports on Form 8-K were required to be filed during the quarter ended March 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNIVERSAL FOODS CORPORATION

   Date:  May 14, 1997                By:  /s/  Terrence M. O'Reilly
                                      Terrence M. O'Reilly, Vice President,
                                      Secretary and General Counsel

   Date:  May 14, 1997                By:  /s/  Michael L. Hennen
                                      Michael L. Hennen, Corporate Controller