Form 10-Q
period 1997-06-30
UNIVERSAL FOODS CORP
filed 1997-08-13
CIK 310142

=========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:    June 30, 1997

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

                 Class                          Outstanding at July 31, 1997
   Common Stock, par value $0.10 per share          25,655,962 shares

   ========================================================================

                          UNIVERSAL FOODS CORPORATION

                                    INDEX
                                                                     Page No.
        PART I, FINANCIAL INFORMATION:

             Consolidated Condensed Balance Sheets
             - June 30, 1997 and September 30, 1996.                     1

             Consolidated Condensed Statements of Earnings
             - Three and Nine Months Ended
                  June 30, 1997 and 1996.                                2

             Consolidated Condensed Statements of Cash Flows
             - Nine Months Ended June 30, 1997 and 1996.                 3

             Notes to Consolidated Condensed Financial Statements.       4

             Management's Discussion and Analysis of Results
                  of Operations, Financial Condition and
                  Forward Looking Information.                           5


        PART II, OTHER INFORMATION:

             Item 6, Exhibits and Reports on Form 8-K.                   7

             Signatures.                                                 8

                                    PART I

                             FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)
                                                     June 30,
                                                      1997     September 30,
          ASSETS                                  (Unaudited)      1996
   CURRENT ASSETS:
      Cash and cash equivalents                      $     78        $3,395
      Trade accounts receivable                       116,547       105,850
      Inventories:
        Finished and in-process products              116,204       122,775
        Raw materials and supplies                     59,276        51,418
      Prepaid expenses and other current assets        38,701        41,166
                                                      -------       -------
          TOTAL CURRENT ASSETS                        330,806       324,604

   INVESTMENTS AND OTHER ASSETS                        54,731        45,920

   INTANGIBLES                                        173,628       141,487

   PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                            136,412       135,972
        Machinery and equipment                       384,410       343,793
                                                      -------       -------

                                                      520,822       479,765
      Less accumulated depreciation                   227,460       211,304
                                                      -------       -------

                                                      293,362       268,461
                                                      -------       -------

      TOTAL ASSETS                                   $852,527      $780,472
                                                     ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                          $  1,345      $  2,919
      Accounts payable and accrued expenses           104,339       127,637
      Salaries, wages and withholdings from
          employees                                    12,079        11,579
      Income taxes                                     21,557        14,207
      Current maturities of long-term debt              4,724         5,810
                                                      -------       -------

          TOTAL CURRENT LIABILITIES                   144,044       162,152

   DEFERRED INCOME TAXES                               12,674        12,770

   OTHER DEFERRED LIABILITIES                          20,589        19,123

   ACCRUED EMPLOYEE AND RETIREE BENEFITS               38,217        38,592

   LONG-TERM DEBT                                     264,741       196,869

   SHAREHOLDERS' EQUITY
      Common stock                                      2,698         2,698
      Additional paid-in capital                       77,020        78,177
      Earnings reinvested in the business             359,672       333,290
                                                      -------       -------

                                                      439,390       414,165
      Less:  Treasury stock, at cost                   45,770        49,892
             Other                                     21,358        13,307
                                                      -------       -------

                                                      372,262       350,966
                                                      -------       -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $852,527      $780,472
                                                     ========      ========

   See accompanying notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000's Omitted Except Per Share Amounts)
                                   (Unaudited)

                                          Three Months        Nine Months
                                          Ended June 30      Ended June 30

                                        1997       1996      1997      1996

   Revenue                           $209,725   $200,776  $608,035  $594,256

   Operating costs and expenses:
      Cost of products sold           140,315    132,928   406,206   391,593

      Selling and administrative
        expenses                       39,723     39,925   119,318   123,898
                                      -------    -------   -------   -------
   Total operating costs and
      expenses                        180,038    172,853   525,524   515,491
                                      -------    -------   -------   -------

   Operating income                    29,687     27,923    82,511    78,765

   Interest expense                     4,651      4,071    12,433    11,452
                                      -------    -------   -------   -------

   Earnings before income taxes        25,036     23,852    70,078    67,313

   Income taxes                         8,288      8,131    23,827    23,560
                                      -------    -------   -------   -------

   Net earnings                      $ 16,748   $ 15,721  $ 46,251  $ 43,753
                                     ========   ========  ========  ========

   Weighted average number of
      common shares outstanding        25,507     25,716    25,468    25,919
                                       ======     ======    ======    ======

   Net earnings per common share        $ .66      $ .61     $1.82     $1.69
                                        =====      =====     =====     =====

   Dividends per common share           $ .26      $ .25     $ .78     $ .75
                                        =====      =====     =====     =====


  See accompanying notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)
                                                        Nine Months Ended
                                                             June 30
                                                         1997        1996

   Net cash provided by operating activities          $ 49,724    $ 61,695
                                                      --------    --------
   Cash flows from investing activities:
      Acquisition of property, plant and equipment (51,348) (34,074) Acquisition of new businesses
       (net of cash acquired)                          (44,492)       (529)
      Other items, net                                  (5,509)     (6,405)
                                                      --------    --------
      Net cash used in investing activities           (101,349)    (41,008)

   Cash flows from financing activities:
      Proceeds from additional borrowings               69,253      98,801
      Reductions in debt                                (4,041)    (85,679)
      Proceeds from options exercised and other
        equity transactions                              2,959       1,605
      Purchase of treasury stock                           ---     (19,965)
      Dividends paid                                   (19,863)    (19,444)
                                                      --------    --------
      Net cash provided by (used in) financing
       activities                                       48,308     (24,682)

   Net decrease in cash and cash equivalents            (3,317)     (3,995)
   Cash and cash equivalents at beginning of period      3,395       8,717
                                                      --------    --------
   Cash and cash equivalents at end of period         $     78    $  4,722
                                                      ========    ========
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                     $ 11,826    $ 11,099
         Income taxes                                   15,259      20,830


   See accompanying notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and September 30, 1996, the results of operations for the three and nine month periods ended June 30, 1997 and 1996 and cash flows for the nine month periods ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

   2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1996, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

   3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as actually incurred.

   4. During the nine months ended June 30, 1996, the Company repurchased 588,670 shares of common stock for an aggregate price of $21,808,000.

   5. For the nine months ended June 30, 1997, depreciation and amortization were, $25,163,000 and $3,540,000, respectively. For the nine months ended June 30, 1996, depreciation and amortization were $23,978,000 and $3,591,000, respectively.

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

   7. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The statement will be effective for the Company in the first quarter of fiscal 1998. The Company is currently assessing the impact of the Standard on earnings per share, but does not expect it to be material. In June 1997, the Financial Accounting Standards Board issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information". These statements will be effective for the Company in fiscal 1999. The Company is currently evaluating the impact of adopting these new pronouncements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

   RESULTS OF OPERATIONS:

        Revenue for the three and nine months ended June 30, 1997, was $209,725,000 and $608,035,000, respectively, compared with $200,776,000 and $594,256,000 a year ago. Revenue for the three and nine months ended June 30, 1997, increased by 4.5% and 2.3%, respectively, from the prior year periods. Strong sales in the pharmaceutical, dispersion and lake categories in the Color Division and increased sales for the Asia Pacific Division were partially offset by continued weakness in the North American flavor market.

        Gross profit margins decreased to 33.1% for the third quarter from 33.8% for the same period last year. Gross profit margin for the first nine months decreased to 33.2% from 34.1% for the same period last year. The decrease in the gross profit margin was primarily the result of increased production costs caused by lower volumes, product mix and pricing pressures primarily in the flavor and bioproducts businesses.

        The Company's continued focus on operating costs resulted in a decrease in selling and administrative expenses to 18.9% of revenue for the third quarter from 19.9% for the same period last year. For the first nine months of fiscal 1997, selling and administrative expenses decreased to 19.6% of revenue from 20.8% last year.

        Interest expense for the third quarter increased to $4,651,000 from $4,071,000 for the same period last year and increased to $12,433,000 from $11,452,000 for the nine months ended June 30, 1997 and 1996, respectively. The increases resulted from higher average borrowings outstanding during the periods as a result of the Tricon Colors acquisition, but was slightly offset by lower average interest rates.

        The effective income tax rate for the quarter and nine months ended June 30, 1997, was below the 35.0% statutory rate as a result of federal income tax credits which more than offset the effect of state income taxes.

   FINANCIAL CONDITION:

        The current ratio increased to 2.3 at June 30, 1997, from 2.0 at September 30, 1996, due to a decrease of $18,108,000 in current liabilities. Net working capital increased $24,310,000 to $186,762,000 at June 30, 1997, from $162,452,000 at September 30,
        1996.

        Net cash provided by operating activities was $49,724,000 for the nine months ended June 30, 1997, compared with $61,695,000 for the nine months ended June 30, 1996. The decrease in cash provided by operating activities in fiscal 1997 was due to increases in working capital primarily from the timing and amount of inventory purchases in the Dehydrated Products Division.

        Net cash used in investing activities was $101,349,000 for the nine months ended June 30, 1997, compared with $41,008,000 for fiscal 1996. The change was primarily due to the acquisition of a new business as discussed in Note 6 on page 4. Also included in investing activities are capital additions of $51,348,000 for the nine months ended June 30, 1997, and $34,074,000 for the nine months ended June 30, 1996. The increase in expenditures for the first nine months of 1997 reflects the Company's continuing commitment to automate and upgrade manufacturing processes and expand capacity. Major projects include construction of a new aroma chemical and fragrance facility in Spain and a BioProducts facility in France which began commercial production during the third quarter.

        Net cash provided by financing activities was $48,308,000 for the nine months ended June 30, 1997, compared with $24,682,000 used in financing activities last year. Proceeds from additional borrowings of $69,253,000 were used to fund the acquisition of a new business and capital expenditures. Dividends of $19,863,000 and $19,444,000 were paid during the first nine months of fiscal 1997 and 1996, respectively.

                                     PART II

                                OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit 27 Financial Data Schedule

             (b) No reports on Form 8-K were required to be filed during the quarter ended June 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL FOODS CORPORATION

   Date:   August 13, 1997          By:  /s/  Terrence M. O'Reilly
                                    Terrence M. O'Reilly, Vice President,
                                    Secretary and General Counsel

   Date:   August 13, 1997          By:  /s/  Michael L. Hennen
                                    Michael L. Hennen, Corporate Controller

                                 EXHIBIT INDEX

   Exhibit No.            Description

      27           Financial Data Schedule