Form 10-K
period 1997-09-30
UNIVERSAL FOODS CORP
filed 1997-12-29
CIK 310142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended September 30, 1997

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ____________ to ____________

      Commission File Number 1-7626


                         UNIVERSAL FOODS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               WISCONSIN                               39-0561070
----------------------------------------  --------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

        433 EAST MICHIGAN STREET
          MILWAUKEE, WISCONSIN                           53202
----------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:            (414) 271-6755

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT



          Title of each class                      Name of each exchange on which registered
----------------------------------------        -----------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 5, 1997: 27,210,916 shares of Common Stock, $.10 par value, including 1,685,850 treasury shares.

     Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 5, 1997 was
$1,039,585,000.    In determining who are affiliates of the

Company for purposes of this computation, it is assumed that directors, officers, and any persons filing a Schedule 13D or Schedule 13G are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.


                      DOCUMENTS INCORPORATED BY REFERENCE

      1.   Portions of Universal Foods Corporation Annual
           Report to Shareholders for the fiscal year ended
           September 30, 1997 (Parts I, II and IV of Form 10-K)

      2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1997 (Parts II and III of Form 10-K)

                                     PART I


ITEM 1. BUSINESS -- FOOD AND OTHER INDUSTRIES

        Universal Foods Corporation (the "Company") was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 433 East Michigan Street, Milwaukee, Wisconsin 53202, telephone (414) 271-6755. The Company is a technology-driven industrial marketer of high-performance components that add functionality to foods, cosmetics, pharmaceuticals and other products. The Company's technical expertise and application know-how make it unique among suppliers that serve these industries. Using its core technology as a base, the Company is committed to moving into higher-growth businesses, both in food segments and non-food applications.

        Principal products of the Company include aroma chemicals and flavors for foods, beverages, dairy/ice cream products, personal care and household items; certified and natural colors for foods, cosmetics, specialty inks and pharmaceuticals; dehydrated vegetable products sold primarily to food processors; a diverse line of yeast products for commercial baking and other uses; and flavor enhancers and other bioproducts for foods, feed, pharmaceuticals and commercial use. The Company exited the frozen potato business during fiscal 1994.

        The following material from the Universal Foods Corporation 1997 Annual Report to Shareholders is incorporated by reference:

        "Management's Analysis of Operations and Financial Condition" on Pages 13 through 17.

        Note 1 - "Summary of Significant Accounting Policies" on Pages 23 and
   24.

        Note 10 - "Foreign Operations" on Page 29.


DESCRIPTION OF BUSINESS

                                     Flavor

        The Company conducts its food flavor business through its wholly-owned subsidiary Universal Flavor Corporation ("Universal Flavors"). Universal Flavors manufactures and supplies flavors, ingredient systems, and aroma chemicals to the dairy, food processor, beverage, personal care and household products industries worldwide. It operates plants located in New Jersey, Illinois, Indiana and Missouri. Universal Flavors has seven additional plants in Canada, Mexico, Belgium, the United Kingdom, Italy, and Spain. Products are sold primarily through a direct sales force with some assistance from food brokers. In September 1997, the Company announced plans to consolidate its flavor operations. During fiscal 1998, the Company will close its flavor facility in New Jersey and transfer production and technical laboratories to Indiana. As part of the consolidation, the Company also announced additional investments in its Flavor division, including two expanded product development and research facilities to provide increased customer support and product creation.

     Strategic acquisitions have expanded Universal Flavors' product lines and processing capabilities. The January 1994 acquisition of Destillaciones Garcia de la Fuente, S.A. (DGF), based in Granada, Spain, provided a depth of expertise for expanding into aroma chemicals, which are used to create flavors as well as fragrances. In July 1994, Universal Flavors, through its international subsidiary, purchased its partner's 51% interest in Azteca en Ambesco de Mexico S.A. de C.V. This purchase brought beverages and dairy flavor product lines to the Company's existing Mexican flavor business.

     During 1998, the Company will be integrating its BioProducts and Flavor divisions, which have highly complementary product lines. The combined divisions will have a broad, distinctive and fully integrated product offering, ranging from savory flavor components to fully formulated flavor systems for dairy, beverage, and processed food applications.

                                     Color

     The Company, through its subsidiary Warner-Jenkinson Company, Inc.("W-J"), is the world's leading manufacturer of certified food colors. It also has a growing share of the international natural color market. Its products, sold under the Warner-Jenkinson name, are used by producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. The Company became a supplier of ink-jet inks for the ink-jet printer market with the acquisition of Tricon Colors, Inc., during the second quarter of fiscal 1997.

     W-J's major manufacturing facilities are located in Missouri. Cosmetic and pharmaceutical colors, ink-jet inks and other high-purity organic dyes are produced in New Jersey. Other manufacturing facilities are located in Canada, Mexico, the United Kingdom, and the Netherlands. Domestically, the W-J product line is sold principally by the Company's own sales force. International sales are made through distributors and directly by the Company. During 1993, the Company acquired Spectrum S.A. de C.V., a Mexican food color distributor. In September 1997, the Company strengthened its presence in Latin America by acquiring certain assets of the food color business of Pyosa, S.A., which is located in Monterrey, Mexico.

                              Dehydrated Products

     The Company's subsidiary, Rogers Foods, Inc. ("Rogers"), is the third largest producer of dehydrated onion and garlic products in the United States. These items are marketed under the trademark ROGERS FOODS and private labels. Rogers also produces and distributes chili powder, chili pepper, paprika, dehydrated vegetables such as parsley, celery and spinach, and oleoresin (a liquid chili pepper used as a highly concentrated coloring agent) under the brand name CHILI PRODUCTS. Rogers is one of the largest producers of these products.

     Domestically, Rogers sells dehydrated products directly and through brokers to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. Rogers' U.S. processing facilities are located in California.

     During 1994 and 1995, the Company acquired three European dehydrated vegetable processors. The acquisitions give the Company a base from which to expand its dehydrated products business internationally. These acquisitions also expanded the Company's dehydrated technology base to include freeze drying and frozen vegetables, puffed drying and vacuum drying.

Vegetables processed using these technologies are premium products because they have a short reconstitution time, a benefit in today's convenience foods such as soups, snacks and other dry foods.

     In Europe, the Dehydrated Products division operates as UNIVERSAL DEHYDRATES. Facilities are located in Ireland, the Netherlands, and France. The Company believes it is the leading dehydrator of specialty vegetables in Europe.

                                     Yeast

     The Company's Red Star Yeast & Products division specializes in the production of compressed, cream, active dry and nutritional yeast products for sale to commercial and retail customers under the RED STAR trademark. In addition, active dry yeast is sold to food processors for inclusion in bread, pizza and similar mixes. The compressed, active dry and fast-acting dry yeast products of the Company bearing the RED STAR and RED STAR QUICK RISE trademarks are sold in ready-to-use packages to retail stores and in two pound packages for food service use. The Company believes it is the largest North American supplier of yeast to the commercial bakery market and the second largest supplier to the retail market.

     The business also exports yeast and allied products throughout the world and has investments in companies operating yeast and allied product facilities in 9 offshore locations, two of which are wholly-owned subsidiaries. The Company receives revenues in the form of dividends and technical assistance fees from the non-wholly owned foreign affiliates.

     Company-owned domestic yeast plants are located in Wisconsin, Maryland, Texas and California. The Company distributes its products largely through its own sales force. In 1994, the Company purchased a 20% interest in and entered into an agreement with Minn-Dak Yeast Company, Inc., located in North Dakota, for contract manufacturing under the Red Star label and to supply molasses, a major raw material in yeast production.

                                  BioProducts

     During 1994, the Company created the Red Star BioProducts division from its existing Red Star Specialty Products division and two acquisitions. Red Star Specialty Products had been established as a small, stand-alone profit center in 1989 out of the Company's yeast group. With internally developed expertise, the group focused on highly technical product development using extracts from brewer's yeast and baker's yeast.

     The 1994 acquisitions of Champlain Industries Limited in Canada and The Biolux Group in Belgium expanded the division's product lines and international presence. The expanded Red Star BioProducts division serves the food and feed processing and bionutrient industries with the broadest line of natural extracts and specialty flavors. It supplies various natural extracts from brewer's yeast, baker's yeast, vegetable proteins, meat, casein and other naturally occurring materials. These specialty extracts function primarily as savory flavor and texture modifiers and enhancers in the food processing industries. The nutritional and functional properties of Red Star BioProducts extracts are the basis for their use in enzyme and pharmaceutical production. The Company believes Red Star BioProducts is the leading supplier of yeast extracts and second in supply of hydrolyzed vegetable proteins (HVPs) in the U.S. market. The products are marketed under a number of Red Star trademarks.

     The division operates production facilities in Wisconsin, Michigan and New Jersey. Foreign manufacturing is conducted in Canada, the United Kingdom, Belgium and France. More than half of the division's products are produced outside of the United States. Its products are marketed through technically trained sales personnel directly to customers and through distributors in some international markets. As part of the integration of the Flavor and BioProducts operations, the Company plans to close its New Jersey BioProducts facility in 1998.

                                  Asia Pacific

     In 1997, the Company established a separate operating division in the Pacific Rim to leverage the Company's diverse business base in this region.
The Asia Pacific division, headquartered in Singapore, manages sales, marketing and technical functions previously directed by U.S.-based divisions. Regional technical teams create high-quality products that appeal to local and regional preferences. The division, which offers customers the full line of Company products under one unified name, does business as Universal Foods Corporation (Asia Pacific). Manufacturing operations are located in Australia, Hong Kong, New Zealand, and the Philippines.

                                  Frozen Foods

     On August 1, 1994, the Company completed the sale of Universal Frozen Foods Company, a wholly owned subsidiary of the Company ("Frozen Foods") to ConAgra, Inc. The sale was a major step in Universal Foods' strategic transition to focus on high-performance ingredients and ingredient systems for foods and other products.

     Frozen Foods produced frozen potato products for U.S. and international markets, selling most of its product to the food service industry. It had a share of the retail market with branded and private labeled products. It operated processing facilities in Idaho, Oregon and Washington.

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

     The Company employs approximately 400 people in research and quality assurance. Over the past five years, expenditures as a percentage of revenue have increased from 3.2% in 1993 to 3.8% in 1997. Expenditures in 1997 were $31.5 million compared with $29.8 million in 1996 and $28.6 million in 1995. The Company's commitment to research and product development continues at a level significantly higher than the food industry average. Of the aforesaid amounts, approximately $19.7 million in 1997, $21.4 million in 1996 and $19.3 million in 1995 were research and development expenses as defined by the Financial Accounting Standards Board.

     As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Red Star BioProducts believes it was the first North American ingredients supplier to receive ISO 9002 certification. Facilities currently certified include Universal Flavors facilities in Spain, Italy and the United Kingdom; Red Star BioProducts facilities in the United States, the United Kingdom and Canada; Warner-Jenkinson facilities in the United States, the Netherlands and United Kingdom; and Dehydrated Products facilities in the United States, Ireland, France and the Netherlands.

COMPETITION

     All Company products are sold in highly competitive markets. Some competitors have more product lines and greater resources than the Company has. Since the Company and its competitors use similar methods of production, marketing and delivery, the Company competes primarily on process and applications expertise, quality and service. The Company competes in many market niches where price is not the most important variable. Universal Foods competes with only a few companies across multiple ingredient lines, and is more likely to encounter competition specific to an individual business.

     With the evolution of food processing as a global business, competition to supply the industry has taken on an increasingly global nature. In the worldwide flavor market, the Company's principal competition comes from other U.S. and European producers. Building an international presence is a key goal for Universal Flavors as demonstrated by acquisitions.

     W-J is the leading producer of certified colors in North America and Western Europe. State-of-the-art equipment, the latest process technology, a Color Service Laboratory unequaled in the industry, and the most complete range of synthetic and natural colors constitute the basis for its market leadership position. Acquisitions have resulted in product and process technology synergies as well as a growing international presence. In 1997, W-J expanded its business into the ink-jet inks market with the acquisition of Tricon Colors, Inc.

     For Dehydrated Products, acquisitions in Europe have provided international expansion and enhanced export opportunities for U.S.-based operations. Red Star Yeast & Products competes primarily in the North American market and has two major competitors. Competition in Red Star BioProducts comes primarily from domestic and European producers.

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

     Development activities continue on a line of stable aqueous dispersion of colors for foods and pharmaceutical products. Patents have been granted on the products marketed under the SPECTRASPRAY and SPECTRABLEND CLEAR labels. The development of natural food colors remain a growth opportunity for W-J. With the 1997 acquisition of Tricon Colors, Inc., W-J expanded its purification technology, with the primary opportunity in colors for ink-jet printers.

     Lower calorie ingredients and nutritive sweeteners for dairy applications are a focus of development activity for Universal Flavors. Formulations for enriched beverages, new blends for juice drinks, and flavors for frozen and alcoholic beverages offer opportunities as well. In 1997, the Flavor division introduced the proprietary UNIZYME line of all-natural savory flavors, which has unique performance characteristics. Development of savory flavors is expected to accelerate, with the integration of the Company's BioProducts division in 1998. Specialized ingredients are being developed for bakery applications and the food service sector.

     In 1997, the Company's BioProducts division commercialized several new products. Introductions of high-performance baker's yeast extracts, which use advanced enzyme technology in its production, build on the Flavor Mate series, which was introduced in 1993. In 1997, the BioProducts division also introduced a line of savory reaction flavor products in Europe. Acquisitions in 1994 expanded the division's product line particularly in hydrolyzed vegetable proteins. The transfer of technology to European acquisitions, begun in 1995, has enabled the production of flavor enhancers as well as bionutrients for pharmaceutical production. Highly refined yeast extracts are also supplied to producers of diagnostic media.

     European acquisitions in 1994 and 1995 expanded the Dehydrated Products product line to include peas, carrots, beans, celery root and other specialty vegetables.

     In addition, the discussion of operational activities in the "Business Profile" on Pages 4 and 5 of the 1997 Annual Report to Shareholders is incorporated by reference.

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

     The principal raw material used in the production of yeast products is molasses, which is purchased through brokers and producers, usually under yearly fixed-price contracts. Processes have been developed to permit partial replacement of molasses with alternate, readily-available substrates for use if molasses supplies should become limited. In 1994, the Company entered into a supply agreement with Minn-Dak Farmers Cooperative, a major North American molasses supplier, to provide additional assurances of adequate supplies.

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

EMPLOYEES

     As of September 30, 1997, the Company employed 4,127 persons worldwide. Approximately 650 U.S. employees are represented by one of the 12 union contracts with whom the Company has collective bargaining relationships. The Company considers its employee relations to be good.

REGULATION

     Compliance with government provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company's operations for the year covered by this report. Compliance is not expected to have a material adverse effect in the succeeding two years as well. As is true with the food industry in general, the production, packaging, labeling and distribution of the products of the Company are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration.


ITEM 2. PROPERTIES

     Domestically, the Company operated 18 manufacturing and processing plants in nine states as of September 30, 1997. Four plants produced yeast, three facilities provided flavor enhancers and other bioproducts, three produced dehydrated products, four plants produced colors and related products, and four plants produced flavors. None of these properties are held subject to any material encumbrances. At September 30, 1997, the Company operated 26 foreign manufacturing facilities located in one U.S. territory and 16 foreign countries. Of these facilities, two produced or distributed yeast, four produced flavor enhancers and other bioproducts, three manufactured dehydrated and frozen vegetables, four produced colors only, twelve produced or distributed flavors and aroma chemicals only, and one produced both flavors and colors. In addition, the Company has minority interest investments in eight companies located in the U.S. and seven foreign countries.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings of a character regarded as normal to its business and in which, the Company believes, adverse decisions, in the aggregate, would not subject the Company to damages of a material amount.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of fiscal 1997.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT


       The executive officers of the registrant and their ages as of December 1, 1997 are as follows:


                               EXECUTIVE OFFICERS


        Name          Age                     Position
        ----          ---                     --------

Kenneth P. Manning    55        Chairman, President and Chief Executive Officer
Richard Carney        47        Vice President - Human Resources
Steven O. Cordier     41        Treasurer
Michael Fung          47        Vice President and Chief Financial Officer
Michael L. Hennen     44        Controller
Richard F. Hobbs      50        Vice President - Administration
R. Steven Martin      41        Vice President and Group Executive
Terrence M. O'Reilly  52        Vice President, Secretary and General Counsel
James F. Palo         57        President - Dehydrated Products
Kenneth G. Scheffel   61        Vice President - Technologies
K.T. Thomas Tchang    46        President - Red Star Yeast & Products
William Tesch         47        President - Red Star BioProducts
Charles G. Tuchel     42        President - Universal Flavor
Michael A. Wick       54        President - Color


     Messrs. Carney, Cordier, Fung, Hennen, Martin, Tchang, Tesch and Tuchel have been employed by the Company in an executive capacity for less than five years.

     Mr. Carney was elected Vice President - Human Resources in April 1993. He joined the Company in 1981 as Treasury Manager and held various positions in the Treasurer's Department until 1986 when he assumed the Director of Benefits responsibilities which he performed until being elected a Vice President.

     Mr. Cordier joined the Company in October 1995 as Treasurer. From 1990 until joining the Company he was Director of Financial Planning at International Flavors and Fragrances, a New York Stock Exchange company.

     Mr. Fung joined the Company in June 1995 as Vice President and Chief Financial Officer. From 1992 to 1995 he served as Senior Vice President and Chief Financial Officer for Vanstar Corporation, a leading provider of products and services to design, build and manage computer network infrastructures for large enterprises. From 1988 to 1992, Mr. Fung was Vice President and Chief Financial Officer of Bass Pro Shops and Tracker Marine Corporation, privately-held companies operated under common ownership involved in the manufacture and marketing of outdoor sporting goods.

     Mr. Hennen joined the Company in January 1995 as Controller. From 1985 until joining the Company he was a Senior Manager at Deloitte & Touche LLP, a public accounting firm providing audit and tax services to the Company as its outside auditor.

     Mr. Martin was elected Vice President and Group Executive in June 1997. He joined the Company as Vice President - Marketing of its Red Star Yeast & Products Division in 1993. In June 1995, Mr. Martin was elected President - Red Star Yeast & Products Division. Prior to joining the Company, Mr. Martin was with the Monsanto Company since 1978 in various general management positions.

     Mr. Tchang was elected President - Red Star Yeast & Products Division in September 1997. He joined the Company in 1995 as Vice President, Sales and Marketing for the Company's BioProducts division. Immediately prior to joining the Company, he was the business director of Huntsman Specialty Chemicals Corp.

     Mr. Tesch joined the Company in 1971, becoming Plant Manager of the Red Star BioProducts Division in 1989. From 1993 to 1994 he was Director, Training and Development of The Universal Way and from 1994 to 1996 he served as Vice President, Manufacturing Operations of the Red Star BioProducts Division. On April 16, 1996, Mr. Tesch was elected President of the Red Star BioProducts Division.

     Mr. Tuchel joined the Company in May 1992 as the Managing Director - Europe for the Color Division. In October 1994, he was promoted to Vice President and General Manager of Universal Flavors International, and in June 1995 elected President - Flavor Division. Prior to joining the Company, Mr. Tuchel was Business Manager at ICI Petrochemicals from 1990 through 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The principal market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 1997 appearing under "Common Stock prices and dividends" on Page 18 of the 1997 Annual Report to Shareholders are incorporated by reference. Common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. In addition to the restrictions contained in its Restated Articles of Incorporation, the Company is subject to restrictions on the amount of dividends which may be paid on its common stock under the provisions of various credit agreements. On the basis of the consolidated financial statements of the Company as of September 30, 1997, $10,734,000 is available for the payment of dividends on the common stock of the Company under the most restrictive loan covenants.

     On January 27, 1994 the Board of Directors established a share repurchase program which authorizes the Company to repurchase up to 2.5 million shares. As of September 30, 1997, 970,718 shares had been repurchased under the new authorization.

     On September 8, 1988 the Board of Directors of the Company adopted a common stock shareholder rights plan which is described at Note 7 of Notes to Consolidated Financial Statements - "Shareholders' Equity" on Page 26 of the 1997 Annual Report to Shareholders and which is incorporated by reference.

     The number of shareholders of record on December 5, 1997 was 5,719.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data required by this item is incorporated by reference from the "Five-Year Review" and the notes thereto on Page 31 of the 1997 Annual Report to Shareholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     "Management's Analysis of Operations and Financial Condition" is incorporated by reference from Pages 13 through 17 of the 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are set forth on Pages 18 through 30 of the 1997 Annual Report to Shareholders and are incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and officers appearing under "Election of Directors" (ending before "Committees of the Board of Directors") and "Other Matters" on Pages 2 through Page 6 and Pages 22-23, respectively, of the Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1997, is incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits," and "Compensation and Development Committee Report" and "Executive Compensation" on Pages 7 through 15 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on Pages 8 and 9 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 16, 1997, is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period October 1, 1996 through September 30, 1997, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

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

         (b)    Reports on Form 8-K: None

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                          Page Reference in
                                                                          1997 Annual Report
1. FINANCIAL STATEMENTS                                                    to Shareholders
                                                                         ---------------------
   The following consolidated financial statements of Universal Foods
   Corporation and Subsidiaries are incorporated by reference from the
   Annual Report to Shareholders for the year ended September 30, 1997.

   Independent Auditors' Report                                                      30

   Consolidated Balance Sheets - September 30, 1997 and 1996                         20

   Consolidated Earnings - Years ended September 30, 1997, 1996, and 1995            19

   Consolidated Shareholders' Equity - Years ended September 30, 1997,
   1996 and 1995                                                                     21

   Consolidated Cash Flows - Years ended September 30, 1997, 1996 and 1995           22

   Notes to Consolidated Financial Statements                                     23 - 29


                                                                              Page Reference in
2. FINANCIAL STATEMENT SCHEDULES                                                 Form 10-K
                                                                            ----------------------
   Independent Auditors' Report                                                      15

   Schedule II - Valuation and Qualifying Accounts and Reserves                      16

  All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors
of Universal Foods Corporation:


We have audited the consolidated financial statements of Universal Foods Corporation as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 13, 1997, which report expresses an unqualified opinion and includes a paragraph relating to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Universal Foods Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCH LLP
Milwaukee, Wisconsin
November 13, 1997

                                                                     SCHEDULE II

                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING

                             ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995


                                         Additions
   Valuation accounts                     charged
deducted in the balance     Balance at    to costs                   Balance
sheet from the assets to    beginning       and                     at end of
    which they apply        of period     expenses   Deductions(A)   period
------------------------    ----------   ---------   -------------  ---------
   1995
Allowance for losses:
   Trade accounts
     receivable              $3,527        $1,356       $1,115        $3,768
                             ======        ======       ======        ======

   1996
Allowance for losses:
   Trade accounts
     receivable              $3,768        $  349       $  608        $3,509
                             ======        ======       ======        ======

   1997
Allowance for losses:
   Trade accounts
     receivable              $3,509        $  572       $   47        $4,034
                             ======        ======       ======        ======


(A)   Accounts written off, less recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNIVERSAL FOODS CORPORATION



                                     By: /s/ T. M. O'Reilly
                                         ------------------------------
                                         T. M. O'Reilly, Vice President
                                         Secretary & General Counsel



Dated:      December 22, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Kenneth P. Manning                 Chairman of the Board, President and
--------------------------------       Chief Executive Officer
Kenneth P. Manning

/s/ Michael Fung                       Vice President and Chief Financial
--------------------------------       Officer
Michael Fung


/s/ Michael L. Hennen                  Corporate Controller
--------------------------------
Michael L. Hennen


/s/ Michael E. Batten                  Director
--------------------------------
Michael E. Batten


                                       Director
--------------------------------
John F. Bergstrom

/s/ James A.D. Croft
----------------------------------
James A.D. Croft                                Director


/s/ James L. Forbes
----------------------------------
James L. Forbes                                 Director


/s/ Dr. Carol I. Waslien Ghazaii
----------------------------------
Dr. Carol I. Waslien Ghazaii                    Director


/s/ William V. Hickey
----------------------------------
William V. Hickey                               Director


/s/ Leon T. Kendall
----------------------------------
Leon T. Kendall                                 Director


/s/ James H. Keyes
----------------------------------
James H. Keyes                                  Director


/s/ Guy A. Osborn
----------------------------------
Guy A. Osborn                                   Director


/s/ Essie Whitelaw
----------------------------------
Essie Whitelaw                                  Director

                          UNIVERSAL FOODS CORPORATION
                                 EXHIBIT INDEX
                        1997 ANNUAL REPORT ON FORM 10-K

     The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.


Exhibit                                    Incorporated Herein        Filed
Number              Description             by Reference from        Herewith
-------           ----------------        ----------------------   -----------

  3.1       Restated Articles of           Previously filed at
            Incorporation                  Exhibit 3.1 to the
                                           1993 Annual Report
                                           on Form 10-K

  3.2       Restated Bylaws                Previously filed at
                                           Exhibit 3.2 to the
                                           1995 Annual Report
                                           on Form 10-K

    4       Shareholders Rights Plan       Previously filed on
                                           Form 8-A dated
                                           September 15, 1988
                                           as amended by
                                           Exhibit 3 to Form 8
                                           dated December 22,
                                           1988 and by Exhibits 4
                                           and 5 to Form 8 dated
                                           September 14, 1990


   10       Material Contracts

            * (a) Executive Employment     Previously filed at
                  Contract                 Exhibit 10(a) to the
                                           1985 Annual Report on
                                           Form 10-K


            * (d) 1990 Employee Stock      Previously filed with
                  Plan                     the Notice of Annual
                                           Meeting & Proxy Statement
                                           dated December 18, 1989

            * (e) Director Stock Grant     Previously filed as
                  Plan, as amended         Exhibit 10(e) to
                                           the 1991 Annual
                                           Report on Form 10-K




                            Exhibit Index - Page 1

Exhibit                                          Incorporated Herein by                   Filed
Number             Description                       Reference from                      Herewith
-------         ----------------                ------------------------                 ----------
                * (f) Management Income            Previously filed as
                      Deferral Plan                Exhibit 10(f) to
                                                   the 1991 Annual
                                                   Report on Form 10-K

                * (g) Executive Income             Previously filed as
                      Deferral Plan                Exhibit 10(g) to
                                                   the 1991 Annual
                                                   Report on Form 10-K

                * (h) Change of Control            Previously filed as
                      Employment and               Exhibit 10(h) to
                      Severance Agreement          the 1995 Annual
                                                   Report on Form 10-K

                  (i) Trust Agreement dated        Previously filed as
                      January 18, 1988 between     Exhibit 18 to Amendment
                      and the Company Marshall     No. 1 of the Company's
                      & Ilsley Trust Company       Schedule 14D-9 filed
                                                   December 9, 1988

                  (j) Trust Agreement dated        Previously filed as
                      January 18, 1988             Exhibit 19 to
                      between the Company          Amendment No. 1 of
                      and Marshall & Ilsley        the Company's Schedule 14D-9
                      Trust Company                filed December 9, 1988

                  (k) Trust Agreement dated        Previously filed as Exhibit
                      September 18, 1988           20 to Amendment No. 1 of the
                      between the Company          Company's Schedule 14D-9 filed
                      and Marshall & Ilsley        December 9, 1988
                      Trust Company

                * (l) Management Incentive Plan                                               X
                      for Elected Corporate
                      Officers

                * (m) Management Incentive Plan                                               X
                      for Division Management

                * (n) Management Incentive Plan                                               X
                      for Corporate Management




                            Exhibit Index - Page 2


Exhibit                                                 Incorporated Herein by             Filed
Number                   Description                       Reference from                  Herewith
--------          ------------------------------     -------------------------------     --------------
                  * (o) 1994 Employees Stock          Previously filed on Form S-8
                        Option Plan                   dated September 12, 1994

                  * (p) 1998 Stock Option Plan        Included as Appendix A to
                                                      Exhibit 99 hereto

  13              Portions of Annual Report to                                                 X
                  Shareholders for the year ended
                  September 30, 1997 that are
                  incorporated by reference

  21              Subsidiaries of Universal Foods                                              X
                  Corporation

  23              Consent of Deloitte & Touche LLP                                             X

  27              Financial Data Schedule                                                      X

  99              Notice of Annual Meeting and        Previously filed on
                  Proxy Statement, dated              December 16, 1997
                  December 16, 1997                   as the Company's
                                                      Schedule 14A

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




                            Exhibit Index - Page 3