Form 10-Q
period 1997-12-31
UNIVERSAL FOODS CORP
filed 1998-02-13
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:  1-7626



                         UNIVERSAL FOODS CORPORATION
       -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Wisconsin                                       39-0561070
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

             433 East Michigan Street, Milwaukee, Wisconsin  53202
       -------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (414) 271-6755


                                    NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes   X        No
                                                  --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

     Class                                     Outstanding at January 31, 1998
--------------------------------------         -------------------------------
Common Stock, par value $0.10 per share               25,549,190 shares

================================================================================

                         UNIVERSAL FOODS CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                       Page No.
                                                                      --------
     Consolidated Condensed Balance Sheets
     - December 31, 1997 and September 30, 1997.                         1

     Consolidated Condensed Statements of Earnings
     - Three Months Ended December 31, 1997 and 1996.                    2

     Consolidated Condensed Statements of Cash Flows
     - Three Months Ended December 31, 1997 and 1996.                    3

     Notes to Consolidated Condensed Financial
         Statements.                                                     4

     Management's Discussion and Analysis of Results of
         Operations, Financial Condition and Forward
         Looking Information.                                            5



PART II.  OTHER INFORMATION:

     Item 4. Submission of Matters to a Vote of
             Security Holders.                                           7

     Item 6. Exhibits and Reports on Form 8-K.                           8

     Signatures.                                                         9


                                     PART I

                             FINANCIAL INFORMATION

                          UNIVERSAL FOODS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)

                                                         December 31,
                                                             1997        September 30,
       ASSETS                                            (Unaudited)        1997
       ------                                           -------------       ----
CURRENT ASSETS:
    Cash and cash equivalents                            $  1,743        $  1,258
    Trade accounts receivable                             110,567         117,259
    Inventories:
     Finished and in-process products                     130,106         132,150
     Raw materials and supplies                            61,812          53,402
    Prepaid expenses and other current assets              37,806          38,179
                                                         --------        --------
          TOTAL CURRENT ASSETS                            342,034         342,248

INVESTMENTS AND OTHER ASSETS                               56,055          55,193

INTANGIBLES                                               179,306         181,309

PROPERTY, PLANT AND EQUIPMENT:
    Cost:
     Land and buildings                                   146,325         147,659
     Machinery and equipment                              401,623         388,402
                                                         --------        --------

                                                          547,948         536,061
    Less accumulated depreciation                         235,813         227,082
                                                         --------        --------
                                                          312,135         308,979
                                                         --------        --------

TOTAL ASSETS                                             $889,530        $887,729
                                                         ========        ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings                                $  1,797        $  7,971
    Accounts payable and accrued expenses                 119,395         135,522
    Salaries, wages and withholdings from employees        11,738          13,978
    Income taxes                                           15,064          16,151
    Current maturities of long-term debt                    4,904           4,905
                                                         --------        --------

          TOTAL CURRENT LIABILITIES                       152,898         178,527

DEFERRED INCOME TAXES                                      17,573          17,550

OTHER DEFERRED LIABILITIES                                 20,561          20,798

ACCRUED EMPLOYEE AND RETIREE BENEFITS                      37,422          37,877

LONG-TERM DEBT                                            282,554         252,526

SHAREHOLDERS' EQUITY:
    Common stock                                            2,698           2,698
    Additional paid-in capital                             77,205          76,774
    Earnings reinvested in the business                   379,962         371,444
                                                         --------        --------

                                                          459,865         450,916
    Less:  Treasury stock, at cost                         52,301          45,742
           Other                                           29,042          24,723
                                                         --------        --------

                                                          378,522         380,451
                                                         --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $889,530        $887,729
                                                         ========        ========



    See accompanying notes to consolidated condensed financial statements.

                          UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                 Three Months Ended
                                                     December 31
                                                     -----------
                                               1997                 1996
                                               ----                 ----
     Revenue                               $208,889               $193,484

     Operating costs and expenses:
        Cost of products sold               137,007                127,632

        Selling and administrative
           expenses                          43,602                 40,969
                                            -------                -------

     Total operating costs and expenses     180,609                168,601
                                           --------               --------

     Operating income                        28,280                 24,883

     Interest expense                         4,966                  3,687
                                           --------               --------

     Earnings before income taxes            23,314                 21,196

     Income taxes                             8,043                  7,313
                                           --------               --------

     Net earnings                          $ 15,271               $ 13,883
                                           ========               ========


     Weighted average number of
      common shares outstanding:
               Basic                         25,491                 25,428
                                             ======                 ======
               Diluted                       25,773                 25,600
                                             ======                 ======

     Net earnings per common share:
               Basic                         $  .60                 $  .55
                                             ======                 ======
               Diluted                       $  .59                 $  .54
                                             ======                 ======


     Dividends per common share              $ .265                 $ .260
                                             ======                 ======







    See accompanying notes to consolidated condensed financial statements.

                          UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                  (Unaudited)



                                                        Three Months Ended
                                                            December 31
                                                        ------------------
                                                         1997       1996
                                                         ----       ----
     Net cash provided by operating activities          $  4,610  $ 12,171

     Cash flows from investing activities:
       Acquisition of property, plant and equipment      (14,819)  (13,266)
       Other items, net                                     (278)      245
                                                        --------  --------

       Net cash used in investing activities             (15,097)  (13,021)

     Cash flows from financing activities:
       Proceeds from additional borrowings                32,473    12,813
       Reduction in debt                                  (8,620)   (2,295)
       Purchase of treasury stock                         (6,832)      ---
       Dividends                                          (6,753)   (6,610)
       Proceeds from options exercised and other             704       273
                                                        --------  --------

       Net cash provided by financing activities          10,972     4,181

     Net increase in cash and cash equivalents               485     3,331
     Cash and cash equivalents at beginning of period      1,258     3,395
                                                        --------  --------

     Cash and cash equivalents at end of period         $  1,743  $  6,726
                                                        ========  ========

     Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest                                        $5,956    $3,708
          Income taxes                                     9,277     4,091








See accompanying notes to consolidated condensed financial statements.

                         UNIVERSAL FOODS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997 and September 30, 1997 and the results of operations and cash flows for the three month periods ended December 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1997, for a description of the accounting policies, which have been continued without change (except as discussed in note 8), and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. During the three months ended December 31, 1997, the Company repurchased 165,111 shares of common stock for an aggregate price of $6,832,000.

5. For the three months ended December 31, 1997, depreciation and amortization were $9,618,000 and $1,415,000, respectively. For the three months ended December 31, 1996, depreciation and amortization were $7,813,000 and $1,197,000, respectively.

6. On December 23, 1997, the Company issued a $30,000,000 senior note bearing interest at 7.06% due December 2002. Proceeds were used to refinance existing indebtedness and for general corporate purposes.

7. The Financial Accounting Standards Board has issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for the Company in fiscal 1999. The Company is currently evaluating the impact of adopting these new pronouncements.

8. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements. The difference between basic and diluted earnings per share is the dilutive effect of employee stock options and restricted stock. For the three months ended December 31, 1997 and 1996, respectively, weighted average shares outstanding were increased by 282,000 and 172,000 in calculating diluted earnings per share.

9. On January 6, 1998, the Company announced that it acquired the stock of Arancia Ingredientes Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients for cash of approximately $24.8 million. With annual revenue of approximately $16 million, this acquisition further improves access to certain markets and creates opportunities for synergies with existing flavor operations in North America.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                        AND FORWARD LOOKING INFORMATION
                   -------------------------------------------



RESULTS OF OPERATIONS:

   Revenue from operations during the three months ended December 31, 1997 increased 8% to $208,889,000, compared with $193,484,000 a year ago. All divisions reported higher revenue during the first quarter as compared to the prior year. The Color division revenue increased 33% as several product categories were up significantly. In addition, strong volume gains in domestic dehydrated markets resulted in revenue growth of 11% for the Dehydrated division.

   Gross profit margins increased to 34.4% for the first quarter of fiscal 1997 compared with 34.0% for the same period last year primarily due to a percentage shift in Company sales to the higher margin products in the Color division.

   The Company's continued focus on productivity programs and cost containment resulted in a decrease of selling and administrative expenses to 20.9% of revenue during the three months ended December 31, 1997, compared to 21.2% for the same period last year.

   As a result of higher average borrowings outstanding, interest expense in the first quarter increased to $4,966,000 from $3,687,000 in the same period last year.



FINANCIAL CONDITION:

   The current ratio increased to 2.2 at December 31, 1997, compared with 1.9 at September 30, 1996, due to a decrease of $25,629,000 in current liabilities. Net working capital increased $25,415,000 to $189,136,000 at December 31, 1997 from $163,721,000 at September 30, 1997.

   Net cash provided by operating activities was $4,610,000 for the quarter ended December 31, 1997, compared to $12,171,000 provided by operating activities for the quarter ended December 31, 1996. The decrease in cash provided by operating activities in fiscal 1998 was primarily due to the funding of fiscal 1997 contributions to benefit plans and an increase in income tax payments.

   Net cash used in investing activities was $15,097,000 for the three months ended December 31, 1997. Included in investing activities are capital additions of $14,819,000. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

   Net cash provided by financing activities was $10,972,000 for the quarter, compared with $4,181,000 in the comparable period last year. Proceeds from net borrowings of $32,473,000 were used primarily to fund capital expenditures and purchase treasury stock. Dividends of $6,753,000 and $6,610,000 were paid during the first three months of fiscal 1998 and 1997, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS, FINANCIAL CONDITION
                       AND FORWARD LOOKING INFORMATION
                  -------------------------------------------
                                 (Continued)




FORWARD LOOKING INFORMATION:

   This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company's performance and financial results, in particular, earnings growth. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introduction by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's international business; and the outcome of various productivity-improvement and cost-reduction efforts.

                                   PART II

                              OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Universal Foods Corporation was held on Thursday, January 22, 1998. At the meeting the following matters were voted upon by the Shareholders.

         Shares totaling 25,525,066 were entitled to vote at the meeting, and 22,626,919 shares (88.65%) were voted.

         The following persons were elected to a three year term as Directors of the Company:

                                            For         Against
                                            ---         -------
                   Michael E. Batten    22,301,652      325,267
                   James A. D. Croft    22,357,287      269,632
                   Guy A. Osborn        22,343,559      283,360
                   Essie Whitelaw       22,295,214      331,705

         The following persons continued in office as Directors in accordance with their previous election:

                   John F. Bergstrom
                   James L. Forbes
                   William V. Hickey
                   Leon T. Kendall
                   James H. Keyes
                   Kenneth P. Manning
                   Dr. Carol I. Waslien-Ghazaii

         The Shareholders ratified the appointment of Deloitte & Touche
         LLP, certified public accountants, as the independent auditors of the Company for fiscal 1998. Of the 25,525,066 shares entitled to vote at the meeting, 22,492,210 shares voted for ratification, 61,101 shares voted against ratification and 73,608 shares abstained.

         The Shareholders also approved the 1998 Employee Stock Plan. Of the 25,525,066 entitled to vote at the meeting, 21,156,680 shares voted for ratification, 1,207,159 voted against ratification and 168,650 shares abstained.

         There were 94,430 broker non-votes related to the 1998 Stock Option Plan. There were no broker non-votes for the other items.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K were required to be filed during the quarter ended December 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNIVERSAL FOODS CORPORATION




Date:  February 12, 1998         By:  /s/  John L. Hammond
                                 ---------------------------------------
                                 John L. Hammond, Vice President,
                                 Secretary and General Counsel






Date:  February 12, 1998         By:  /s/  Michael L. Hennen
                                 ---------------------------------------
                                 Michael L. Hennen, Corporate Controller