Form 10-Q
period 1998-03-31
UNIVERSAL FOODS CORP
filed 1998-05-14
CIK 310142

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to


                         Commission file number: 1-7626

                           UNIVERSAL FOODS CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wisconsin                                     39-0561070
   -------------------------------                    --------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

             433 East Michigan Street, Milwaukee, Wisconsin 53202
             ----------------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (414) 271-6755
                                                           ------------------
                                      NONE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No
                                                ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


            Class                              Outstanding at April 30, 1998
           -------                             ------------------------------
 Common Stock, par value $0.10 per share              25,693,102 shares


================================================================================

                           UNIVERSAL FOODS CORPORATION
                                      INDEX

                                                                                      Page No.
PART I  FINANCIAL INFORMATION                                                           3

         Consolidated Condensed Balance Sheets
           - March 31, 1998 and September 30, 1997                                      4

         Consolidated Condensed Statements of Earnings
           - Three and Six Months Ended March 31, 1998 and 1997                         5

         Consolidated Condensed Statements of Cash Flows
           - Six Months Ended March 31, 1998 and 1997                                   6

         Notes to Consolidated Condensed Financial Statements                           7

         Management's Discussion and Analysis of Results
           of Operations, Financial Condition and
           Forward Looking Information                                                  9


PART II  OTHER INFORMATION                                                             11

         Item 6.  Exhibits and Reports on Form 8-K                                     11

         Signatures                                                                    12

         Exhibit Index                                                                 13


                                        2

                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($000's Omitted)

                                                                           March 31,
                                                                             1998         September 30,
ASSETS                                                                   (Unaudited)         1997
------                                                                   ------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                                              $  1,720         $  1,258
     Trade accounts receivable                                               119,793          117,259
     Inventory:
       Finished and in-process products                                      124,347          132,150
       Raw materials and supplies                                             60,971           53,402
     Prepaid expenses and other current assets                                41,064           38,179
                                                                            --------         --------
          TOTAL CURRENT ASSETS                                               347,895          342,248

INVESTMENTS AND OTHER ASSETS                                                  58,214           55,193
INTANGIBLES                                                                  192,042          181,309
PROPERTY, PLANT AND EQUIPMENT:
     Cost:
       Land and buildings                                                    147,512          147,659
       Machinery and equipment                                               428,227          388,402
                                                                            --------         --------
                                                                             575,739          536,061
     Less accumulated depreciation                                           250,114          227,082
                                                                            --------         --------
                                                                             325,625          308,979
                                                                            --------         --------
     TOTAL ASSETS                                                           $923,776         $887,729
                                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                                  $ 28,634         $  7,971
     Accounts payable and accrued expenses                                   110,339          135,522
     Salaries, wages and withholdings from employees                          12,013           13,978
     Income taxes                                                             14,927           16,151
     Current maturities of long-term debt                                      4,948            4,905
                                                                             -------         --------
          TOTAL CURRENT LIABILITIES                                          170,861          178,527

DEFERRED INCOME TAXES                                                         17,549           17,550
OTHER DEFERRED LIABILITIES                                                    20,642           20,798
ACCRUED EMPLOYEE AND RETIREE BENEFITS                                         37,567           37,877
LONG-TERM DEBT                                                               282,444          252,526
SHAREHOLDERS' EQUITY
     Common stock                                                              2,698            2,698
     Additional paid-in capital                                               77,254           76,774
     Earnings reinvested in the business                                     390,539          371,444
                                                                            --------         --------
                                                                             470,491          450,916
     Less:  Treasury stock, at cost                                           45,384           45,742
            Other                                                             30,394           24,723
                                                                            --------         --------
                                                                             394,713          380,451
                                                                            --------         --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $923,776         $887,729
                                                                            ========         ========


See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    ($000's Omitted Except Per Share Amounts)
                                   (Unaudited)



                                                        Three Months               Six Months
                                                            Ended                     Ended
                                                           March 31,                 March 31,
                                                           ---------                 ---------
                                                       1998       1997           1998        1997
                                                       ----       ----           ----        -----
Revenue                                               $205,015     $204,826     $413,904     $398,310
Operating costs and expenses:
     Cost of products sold                             132,574      138,259      269,581      265,891
     Selling and administrative expenses                40,815       38,626       84,417       79,595
                                                      --------     --------     --------     --------
Total operating costs and expenses                     173,389      176,885      353,998      345,486
                                                      --------     --------     --------     --------
Operating income                                        31,626       27,941       59,906       52,824

Interest expense                                         5,508        4,095       10,474        7,782
                                                      --------     --------     --------     --------
Earnings before income taxes                            26,118       23,846       49,432       45,042
Income taxes                                             8,764        8,226       16,807       15,539
                                                      --------     --------     --------     --------
Net earnings                                          $ 17,354     $ 15,620     $ 32,625     $ 29,503
                                                      ========     ========     ========     ========

Weighted average number of common shares outstanding:
     Basic                                              51,158       50,936       51,070       50,896
     Diluted                                            51,902       51,266       51,724       51,234
Net earnings per common share:
     Basic                                              $  .34        $ .31       $  .64        $ .58
     Diluted                                            $  .33        $ .30       $  .63        $ .58
Dividends per common share                              $.1325        $ .13       $ .265        $ .26

See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                  1998         1997
                                                                                  ----         ----

Net cash provided by operating activities                                      $ 20,959     $ 25,105
                                                                               --------     --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                               (29,160)     (29,213)
     Acquisition of new businesses (net of cash acquired)                       (24,800)     (44,492)
     Other items, net                                                            (3,674)      (2,753)
                                                                               --------     --------

     Net cash used in investing activities                                      (57,634)     (76,458)
                                                                               --------     --------

Cash flows from financing activities:
     Proceeds from additional borrowings                                         51,682       69,050
     Reduction in debt                                                           (1,058)      (3,472)
     Purchase of treasury stock                                                  (7,556)          --
     Dividends                                                                  (13,530)     (13,234)
     Proceeds from options exercised and other                                    7,599        1,454
                                                                               --------     --------

     Net cash provided by financing activities                                   37,137       53,798
                                                                               --------     --------

Net increase in cash and cash equivalents                                           462        2,445
Cash and cash equivalents at beginning of period                                  1,258        3,395
                                                                               --------     --------

Cash and cash equivalents at end of period                                     $  1,720     $  5,840
                                                                               ========     ========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
       Interest                                                                $ 10,474     $  7,169
       Income taxes                                                              16,369       12,935



See Accompanying Notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and September 30, 1997, the results of operations for the three and six month periods ended March 31, 1998 and 1997 and cash flows for the six month periods ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1997, for a description of the accounting policies, which have been continued without change (except as discussed in Note 7), and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. During the six months ended March 31, 1998, the Company repurchased 180,111 shares of common stock for $7,556,000.

5. For the six months ended March 31, 1998, depreciation and amortization were $18,970,000 and $2,940,000, respectively. For the six months ended March 31, 1997, depreciation and amortization were $17,673,000 and $2,869,000, respectively.

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

8. On January 6, 1998, the Company announced that it acquired the stock of Arancia Ingredientes Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients for cash of approximately $24.8 million. With annual revenue of approximately $16 million, this acquisition further improves access to certain markets and creates opportunities for synergies with existing flavor operations in North America.

   On April 1, 1998, the Company announced an agreement to acquire substantially all of the assets and business of Sundi GmbH, a German flavor manufacturer. The acquired business has sales of approximately $15 million. Sundi's broad product line emphasizes all-natural flavor ingredients, an important factor for the German market. The cash transaction should be completed in the third quarter.

                           UNIVERSAL FOODS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


    On April 29, 1998, the Company announced that it acquired DC Flavours
Ltd., a manufacturer of savory flavors and seasonings for cash of approximately $7 million. Annual sales are less than $10 million.

    On an unaudited pro forma basis the acquisitions are not significant to the Company's 1998 results of operations.

9. On April 9, 1998, the Company declared a 2-for-1 stock split in the form of a 100% dividend. The new shares will be distributed on May 22, 1998 to shareholders of record on May 6, 1998. Fractional shares will be paid out in cash. All references in the financial statements to per share amounts and average number of shares have been restated for the stock split.

10. The Financial Accounting Standards Board has issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for the Company in fiscal 1999. The Company is currently evaluating the impact of adopting these new pronouncements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

RESULTS OF OPERATIONS:

         Revenue for the three and six months ended March 31, 1998, was $205,015,000 and $413,904,000, respectively, compared with $204,826,000 and
$398,310,000 a year ago. Revenue for the three and six months ended March 31, 1998 increased by 0.1% and 3.9%, respectively, from the prior year periods. For the quarter, record domestic volumes for the Dehydrated division and solid revenue gains in the Flavor division were offset by decreases in the Color division due to lower sales throughout Asia and a planned shift toward higher margin products. All divisions reported revenue increases from last year for the six month period.

         Gross profit margins increased to 35.3% of revenues for the second quarter from 32.5% during the same period last year. Gross profit margins for the first six months increased to 34.9% of revenue compared to 33.2% of revenue during the same period last year. The increase in the gross profit margin is primarily the result of a shift in sales to higher margin products in the Color division.

         Selling and administrative expenses increased to 19.9% of revenue during the second quarter from 18.9% during the same period last year. For the first six months of fiscal 1998, selling and administrative expenses increased slightly to 20.4% of revenue from 20.0% last year. The change is due to increased goodwill amortization, market development activities in Color, Red Star and Asia Pacific offset by cost savings in the Flavor division.

         Interest expense in the second quarter increased to $5,508,000 from $4,095,000 in the same period last year and increased to $10,474,000 from $7,782,000 for the six months ended March 31, 1998 and 1997, respectively. The increase is primarily the result of additional debt related to acquisitions.

FINANCIAL CONDITION:

         The current ratio increased slightly to 2.0 at March 31, 1998, from 1.9 at September 30, 1997 due to a decrease of $7,666,000 in current liabilities. Net working capital increased $13,313,000 to $177,034,000 at March 31, 1998 from $163,721,000 at September 30, 1997. The acquisition of Arancia accounts for approximately $2,186,000 of the increase in net working capital.

         Net cash provided by operating activities was $20,959,000 for the six months ended March 31, 1998, compared to net cash provided by operating activities of $25,105,000 for the six months ended March 31, 1997. The decrease in cash provided by operating activities in fiscal 1998 was primarily the timing of payments to fund fiscal 1997 contributions to benefit plans and an increase in income tax payments.

         Net cash used in investing activities was $57,634,000 for the six months ended March 31, 1998 as compared with $76,458,000 in fiscal 1997. The decrease is primarily due to the cost of acquisitions in 1997 compared to 1998. Included in investing activities are capital additions of $29,160,000 and $29,213,000 for the six months ended March 31, 1998 and 1997, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION
                                   (Continued)


         Net cash provided by financing activities was $37,137,000 for the six months ended March 31, 1998 as compared with $53,798,000 used in financing activities in the comparable period last year. Proceeds from additional borrowings of $51,682,000 were used primarily to fund capital expenditures, acquisitions and treasury stock purchases. Dividends of $13,530,000 and $13,234,000 were paid during the first six months of fiscal 1998 and 1997, respectively.

FORWARD LOOKING INFORMATION:

         This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company's performance and financial results, in particular, earnings growth. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry economic factors related to the Company's international business; and the outcome of various productivity-improvement and cost-reduction efforts.

                                     PART II

                                OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit 27 Financial Data Schedule

   (b) No reports on Form 8-K were required to be filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNIVERSAL FOODS CORPORATION



Date:  May 14, 1998             By:  /s/  John L. Hammond
                                     --------------------
                                     John L. Hammond, Vice President,
                                     Secretary and General Counsel



Date:  May 14, 1998             By:  /s/  Michael L. Hennen
                                     ----------------------
                                     Michael L. Hennen, Corporate Controller

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENED MARCH 31, 1998



  Exhibit                                                Incorporated Herein By                 Filed
  Number                   Description                         Reference                       Herewith
-----------      --------------------------------       -----------------------             --------------
      27.1       Financial Data Schedule                                                         X