Form 10-Q
period 1998-06-30
UNIVERSAL FOODS CORP
filed 1998-08-13
CIK 310142

===============================================================================



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended:    June 30, 1998


    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to

    Commission file number:  1-7626




                      UNIVERSAL FOODS CORPORATION
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


Wisconsin                               39-0561070
-------------------------------         ----------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          Number)

        433 East Michigan Street, Milwaukee, Wisconsin  53202
        -----------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:  (414) 271-6755
                                                     ---------------

                                     NONE
--------------------------------------------------------------------------------
   (Former name, address, and fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90
days.    Yes   X        No
             -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                              Outstanding at July 31,1998
---------------------------------------      ---------------------------
Common Stock, par value $0.10 per share            51,199,254 shares


===============================================================================

                     UNIVERSAL FOODS CORPORATION

                                INDEX



                                                                Page No.
                                                                --------

    PART I, FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets
          - June 30, 1998 and September 30, 1997.                   1

          Consolidated Condensed Statements of Earnings
          - Three and Nine Months Ended
             June 30, 1998 and 1997.                                2

          Consolidated Condensed Statements of Cash Flows
          - Nine Months Ended June 30, 1998 and 1997.               3

          Notes to Consolidated Condensed Financial Statements.     4

          Management's Discussion and Analysis of Results
             of Operations, Financial Condition and
             Forward Looking Information.                           6



    PART II, OTHER INFORMATION:

          Item 2, Changes in Securities                             8

          Item 6, Exhibits and Reports on Form 8-K.                 9

          Signatures.                                               10

          Exhibit Index                                             11






                                PART I

                        FINANCIAL INFORMATION

                     UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           ($000's Omitted)


                                                         June 30,
                                                          1998       September 30,
ASSETS                                                 (Unaudited)       1997
------                                                  --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                            $  4,702       $  1,258
   Trade accounts receivable                             121,739        117,259
   Inventory:
     Finished and in-process products                    130,576        132,150
     Raw materials and supplies                           53,688         53,402
   Prepaid expenses and other current assets              44,048         38,179
                                                        --------       --------

        TOTAL CURRENT ASSETS                             354,753        342,248

INVESTMENTS AND OTHER ASSETS                              59,898         55,193
INTANGIBLES                                              198,693        181,309

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
     Land and buildings                                  150,304        147,659
     Machinery and equipment                             447,635        388,402
                                                        --------       --------

                                                         597,939        536,061

   Less accumulated depreciation                         257,232        227,082
                                                        --------       --------

                                                         340,707        308,979
                                                        --------       --------

   TOTAL ASSETS                                         $954,051       $887,729
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                $ 43,541       $  7,971
   Accounts payable and accrued expenses                 115,970        135,522
   Salaries, wages and withholdings from employees        11,954         13,978
   Income taxes                                           19,937         16,151
   Current maturities of long-term debt                    4,939          4,905
                                                        --------       --------

        TOTAL CURRENT LIABILITIES                        196,341        178,527

DEFERRED INCOME TAXES                                     17,543         17,550
OTHER DEFERRED LIABILITIES                                19,751         20,798
ACCRUED EMPLOYEE AND RETIREE BENEFITS                     37,412         37,877
LONG-TERM DEBT                                           282,479        252,526

SHAREHOLDERS' EQUITY
   Common stock                                            5,396          2,698
   Additional paid-in capital                             74,714         76,774
   Earnings reinvested in the business                   402,894        371,444
                                                        --------       --------

                                                         483,004        450,916
   Less: Treasury stock, at cost                          47,694         45,742
         Other                                            34,785         24,723
                                                        --------       --------

                                                         400,525        380,451
                                                        --------       --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $954,051       $887,729
                                                        ========       ========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                     UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (000's Omitted Except Per Share Amounts)
                             (Unaudited)


                                                 Three Months            Nine Months
                                                 Ended June 30          Ended June 30
                                                ----------------       --------------
                                                1998        1997       1998      1997
                                                ----        ----       ----      ----

Revenue                                        $214,506   $209,725   $628,410  $608,035

Operating costs and expenses:
  Cost of products sold                         139,512    140,315    409,093   406,206
  Selling and administrative expenses            40,347     39,723    124,764   119,318
                                               --------   --------   --------  --------

Total operating costs and expenses              179,859    180,038    533,857   525,524
                                               --------   --------   --------  --------

Operating income                                 34,647     29,687     94,553    82,511

Interest expense                                  5,595      4,651     16,069    12,433
                                               --------   --------   --------  --------

Earnings before income taxes                     29,052     25,036     78,484    70,078

Income taxes                                      9,878      8,288     26,685    23,827
                                               --------   --------   --------  --------

Net earnings                                   $ 19,174   $ 16,748   $ 51,799  $ 46,251
                                               ========   ========   ========  ========

Weighted average number of
   common shares outstanding:

    Basic                                        51,320     51,014     51,153    50,935
                                               ========   ========   ========  ========
    Diluted                                      52,131     51,330     51,859    51,265
                                               ========   ========   ========  ========

Net earnings per common share:

    Basic                                         $0.37      $0.33      $1.01     $0.91
                                               ========   ========   ========  ========
    Diluted                                       $0.37      $0.33      $1.00     $0.90
                                               ========   ========   ========  ========

Dividends per common share                      $0.1325    $0.1300    $0.3975   $0.3900
                                               ========   ========   ========  ========


See accompanying notes to Consolidated Condensed Financial Statements.

                     UNIVERSAL FOODS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           ($000's Omitted)
                             (Unaudited)


                                                          Nine Months Ended
                                                                 June 30
                                                           -----------------
                                                            1998        1997
                                                            ----        ----

Net cash provided by operating activities                $ 56,378    $ 49,724
                                                         --------    --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment            (42,730)    (51,348)
  Acquisition of new businesses (net of cash acquired)    (47,281)    (44,492)
  Other items, net                                         (6,257)     (5,509)
                                                         --------    --------

  Net cash used in investing activities                   (96,268)   (101,349)
                                                         --------    --------

Cash flows from financing activities:
  Proceeds from additional borrowings                      67,152      69,253
  Reduction in debt                                        (1,595)     (4,041)
  Purchase of treasury stock                              (14,090)       --
  Dividends                                               (20,350)    (19,863)
  Proceeds from options exercised                          12,217       2,959
                                                         --------    --------

  Net cash provided by financing activities                43,334      48,308
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents        3,444      (3,317)
Cash and cash equivalents at beginning of period            1,258       3,395
                                                         --------    --------

Cash and cash equivalents at end of period               $  4,702    $     78
                                                         ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $ 16,907    $ 11,826
    Income taxes                                           20,265      15,259







See accompanying notes to Consolidated Condensed Financial Statements.



                           UNIVERSAL FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and September 30, 1997, the results of operations for the three and nine month periods ended June 30, 1998 and 1997 and cash flows for the nine month periods ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

4. During the nine months ended June 30, 1998, the Company repurchased 736,391 shares of common stock for $14,967,000.

5. For the nine months ended June 30, 1998, depreciation and amortization were $28,667,000 and $4,490,000, respectively. For the nine months ended June 30, 1997, depreciation and amortization were $25,163,000 and $3,540,000, respectively.

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

                           UNIVERSAL FOODS CORPORATION

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

    The Company completed the acquisition of substantially all of the assets and business of Sundi GmbH, a German flavor manufacturer for cash of approximately $14 million on May 29, 1998. The acquired business has sales of approximately $15 million. Sundi's broad product line emphasizes all-natural flavor ingredients, an important factor for the German market.

    On April 29, 1998, the Company announced that it acquired DC Flavours Ltd., a manufacturer of savory flavors and seasonings for cash of approximately $7 million. Annual sales are less than $10 million.

    On an unaudited pro forma basis the acquisitions are not significant to the Company's 1998 results of operations.

 9. On April 9, 1998, the Company declared a 2-for-1 stock split in the form of a 100% dividend. The new shares were distributed on May 22, 1998, to shareholders of record on May 6, 1998. All references in the financial statements to per share amounts and average number of shares have been restated for the stock split.

10. The Financial Accounting Standards Board has issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for the Company in fiscal 1999. The Company is currently evaluating the impact of adopting these new pronouncements.

11. On June 25, 1998, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.10 per share, of the Company. The dividend was paid on August 6, 1998 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Cumulative Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $125 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Right becomes exercisable and tradeable ten days after a person or group acquires 20% or more, or makes an offer to acquire 20% or more, of the Company's outstanding common stock. When exercisable, each Right entitles the holder to purchase $250 worth of Company common stock for $125. Further, upon the occurrence of a merger or transfer of more than 50% of the Company's assets, the Right entitles the holder to purchase common stock of the Company or common stock of an "acquiring company" having a market value equivalent to two times the exercise price of the Right. At no time does the Right have any voting power. The Right is subject to redemption by the Company's Board of Directors for $.01 per Right at any time prior to the date which a person or group acquires beneficial ownership of 20% or more of the Company's common stock or subsequent thereto at the option of the Board of Directors. The Rights expire on September 30, 2008. The Rights replace the current common stock shareholder rights plan scheduled to expire on September 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                         AND FORWARD LOOKING INFORMATION

RESULTS OF OPERATIONS:

     Revenue for the three and nine months ended June 30, 1998, was $214,506,000 and $628,410,000, respectively, compared to $209,725,000 and $608,035,000 a year ago. Revenue for the three and nine months ended June 30, 1998, increased by 2.3% and 3.4%, respectively, from the prior year periods. Continued domestic volume increases for the Dehydrated division and strong international revenue growth among the food and beverage categories in the Flavor division were partially offset by lower sales in the Color division due to a continued shift in production to more profitable product lines.

     Gross profit margins increased to 35.0% for the third quarter from 33.1% for the same period last year. Gross profit margin for the first nine months increased to 34.9% from 33.2% for the same period last year. The increase in the gross profit margin is attributable to a shift of sales to higher margin products in the Color division and lower raw material costs in the Red Star division.

     Selling and administrative expenses decreased slightly to 18.8% of revenue for the third quarter from 18.9% for the same period last year. For the first nine months of fiscal 1998, selling and administrative expenses increased to 19.9% of revenue from 19.6% last year. The change is due to increased goodwill amortization, market development activities in the Color, Red Star and Asia Pacific divisions offset by cost savings in the Flavor division.

     Interest expense for the third quarter increased to $5,595,000 from $4,651,000 for the same period last year and increased to $16,069,000 from $12,433,000 for the nine months ended June 30, 1998 and 1997, respectively. The increase is primarily the result of additional debt to finance acquisitions.

FINANCIAL CONDITION:

     The current ratio decreased slightly to 1.8 at June 30, 1998, from 1.9 at September 30, 1997, due primarily to an increase in short-term borrowings to finance acquisitions. Net working capital decreased $5,309,000 to $158,412,000 at June 30, 1998, from $163,721,000 at
     September 30, 1997.

     Net cash provided by operating activities was $56,378,000 for the nine months ended June 30, 1998, compared to $49,724,000 for the nine months ended June 30, 1997. Higher earnings and improvements in asset management contributed to this increase.

     Net cash used in investing activities was $96,268,000 for the nine months ended June 30, 1998, compared to $101,349,000 for fiscal 1997. Included in investing activities are capital additions of $42,730,000 for the nine months ended June 30, 1998, and $51,348,000 for the nine months ended June 30, 1997. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

     Net cash provided by financing activities was $43,334,000 and $48,308,000 for the nine months ended June 30, 1998 and 1997, respectively. In the current year, proceeds from additional borrowings of $67,152,000 were used primarily to fund capital expenditures, acquisitions and treasury stock purchases. Dividends of $20,350,000 and $19,863,000 were paid during the first nine months of fiscal 1998 and 1997, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS, FINANCIAL CONDITION
                   AND FORWARD LOOKING INFORMATION (Continued)


YEAR 2000:

     The "Year 2000" issue affects installed computer systems, network elements, software applications, and other business systems that have time sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or systems errors. The Year 2000 issue may also affect the systems and applications of customers and vendors. The Company has developed a comprehensive plan for addressing the Year 2000 issue. The plan includes the following steps and estimated completion dates:

                                                           ESTIMATED
                                                           COMPLETION
                 STEPS                                        DATE

     1. Perform assessments of principal computer          Substantially
        systems, network elements, software                completed
        applications and other business
        systems and obtain third-party surveys to identify business critical, non-compliant systems.

     2. Develop detailed action plans for non-compliant    Substantially
        systems.                                           completed

     3. Implement the action plans.                        December 31, 1998

     4. Perform testing of business critical systems.      April 30, 1999

     5. Develop Year 2000 rollover plan to address         July 31, 1999
       items such as systems back-up prior to rollover.

     6. Develop Year 2000 contingency plans should key     September 30, 1999
        systems fail.

     As of June 30, 1998, the Company has substantially completed steps 1 and 2 and is beginning to implement the action plans. Throughout the process, the Company will receive outside independent feedback on whether business critical issues have been identified and whether the plan is on schedule. Based on the procedures performed through June 30, 1998, the Company believes all business critical systems will be Year 2000 compliant prior to April 30, 1999. Accordingly, the Company does not expect Year 2000 issues to have a material effect on the Company's results of operations, liquidity or financial condition. However, the Company is unable to determine the impact, if any, of third party non-compliance.

     Through June 30, 1998, the cost of modifying system software and engaging outside consultants has not been material. The Company estimates that through September 30, 1999 approximately 30% of its Information Technology personnel will be directed at Year 2000 issues. During Fiscal 1999 the Company estimates it will incur capital expenditures of approximately $10.0 million as a result of accelerating the rollout of computer operating systems and to replace non-compliant process control systems in various plants.

                                     PART II

                                OTHER INFORMATION




Item 2.  CHANGES IN SECURITIES

         The Company adopted a new Shareholder Rights Plan on August 6, 1998, that replaces its current rights plan scheduled to expire on September 30, 1998. The terms of the proposed plan are substantially similar to the terms of the Company's existing plan, except that the new plan grants holders the right to purchase one one-thousandth of a share of a newly designated series of the Company's Cumulative Preferred Stock instead of one share of Common Stock. The principal effect of this change to the plan is to eliminate the need to reserve authorized but unissued common shares in order to meet stock exchange listing requirements and thereby retain the availability of authorized but unissued common shares for other business purposes.

         A copy of the new Shareholder Rights Plan has been filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A dated July 20, 1998, which is hereby incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits. (See Exhibit Index on the last page of this report.)

         (b) A report on Form 8-K, dated April 10, 1998, was filed in connection with the Company's two-for-one stock split.

              A report on Form 8-K, dated June 26, 1998, was filed in connection with the adoption of the Share Purchase Rights Plan which replaces the Company's Shareholders' Rights Plan which was to expire on September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIVERSAL FOODS CORPORATION



Date:  August 13, 1998         By:  /s/ John L. Hammond
                               -------------------------------------------
                               John L. Hammond, Vice President,
                               Secretary and General Counsel






Date:  August 13, 1998         By:  /s/  Michael L. Hennen
                               -------------------------------------------
                               Michael L. Hennen, Corporate Controller

                                 UNIVERSAL FOODS CORPORATION
                                       EXHIBIT INDEX
                                   1998 QUARTER 3 FORM 10-Q


                                                     Incorporated
                                                       Herein by
Exhibit                                                Reference       Filed
Number     Description                                    from        Herewith
-------    --------------------------------------    --------------   --------
   3.3     Resolution of the Board of Directors
           adopted on June 25, 1998 amending the
           Articles of Incorporation (accompanied                        X
           by a complete copy of the Articles of
           Incorporation, as amended)

   4       Shareholder Rights Plan                  Previously filed
                                                    on Form 8-A dated
                                                    July 20, 1998


  27.1     Financial Data Schedule 1998 Quarter 3                        X


  27.2     Financial Data Schedule - Restated 1997                       X
           3-MOS, 6-MOS, 9-MOS, AND 12-MOS


  27.3     Financial Data Schedule - Restated 1996                       X
           3-MOS, 6-MOS, 9-MOS, AND 12-MOS


  27.4     Financial Data Schedule - Restated 1995                       X
           12-MOS