Form 10-K
period 1998-09-30
UNIVERSAL FOODS CORP
filed 1998-12-28
CIK 310142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1998

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



      Title of each class              Name of each exchange on which registered
-------------------------------------- ----------------------------------------
    Common Stock, $.10 par value               New York Stock Exchange, Inc.
Associated Preferred Share Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 4, 1998: 53,954,874 shares of Common Stock, $.10 par value, including 2,793,753 treasury shares.

     Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 4, 1998 was $1,186,069,331. In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons filing a Schedule 13D or Schedule 13G are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.


                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Universal Foods Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1998 (Parts I, II and IV of Form 10-K)

      2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1998 (Parts II and III of Form 10-K)

                                     PART I


ITEM 1. BUSINESS -- FOOD AND OTHER INDUSTRIES

         Universal Foods Corporation (the "Company") was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 433 East Michigan Street, Milwaukee, Wisconsin 53202, telephone (414) 271-6755.


DESCRIPTION OF BUSINESS

         Universal Foods Corporation is an industrial marketer of high-performance components that add functionality to foods, cosmetics, pharmaceuticals and other products. The Company's principal products include:

-- flavors, flavor enhancers, and aroma chemicals for foods, beverages, dairy/ice cream products, animal feed, personal care and household items;

-- certified synthetic and natural colors for foods, cosmetics, specialty inks and pharmaceuticals;

--       dehydrated vegetable products sold primarily to food processors; and

--       a broad line of yeast products for commercial baking and other uses.

         The Company has organized its business into five divisions: Flavor, Color, Dehydrated Products, Red Star Yeast & Products, and Asia Pacific.

                                 FLAVOR DIVISION

         The Company is a leading manufacturer and supplier of flavors, ingredient systems and aroma chemicals to the dairy, food processing, beverage, personal care and household products industries worldwide. The Company has a broad, distinctive and fully integrated product offering, ranging from savory flavor components to fully formulated flavor systems for dairy, beverage, and processed food applications.

         During 1998 the Company combined its bioproducts business (which was formerly operated as a separate division known as Red Star BioProducts) with its Flavor Division. The bioproducts business served the food and animal feed processing, as well as the bionutrient industries with a broad line of natural extracts and specialty flavors. The Company produces various specialty extracts from yeast, vegetable proteins, meat, milk protein and other natural products which are used primarily as savory flavor, texture modifiers and enhancers in processed foods. The nutritional and functional properties of these extracts also make them useful in enzyme and pharmaceutical production. The Company believes it is the leading supplier of yeast extracts and the second leading supplier of hydrolized vegetable proteins in the U.S. market.

         Strategic acquisitions have expanded Universal Flavors' product lines and processing capabilities. The January 1994 acquisition of Destillaciones Garcia de la Fuente, S.A. (DGF), based in Granada, Spain, provided a depth of expertise for expanding into aroma chemicals, which are used to create flavors as well as fragrances. In July 1994, Universal Flavors, through its international subsidiary, purchased its partner's 51% interest in Azteca en Ambesco de Mexico S.A. de C.V. This purchase brought beverages and dairy flavor product lines to the Company's existing Mexican flavor business. In January 1998, the Company acquired Arancia Ingredients Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients, improving access to the rapidly growing Latin American savory flavor market. In April 1998, the Company acquired an English savory and seasonings flavor manufacturer, DC Flavours Ltd., which further expanded the Company's technology and worldwide market presence and also gives the Company access to the snack food market, the fastest growing segment in Europe's food market. In May 1998, the acquisition of substantially all of the assets and business of the beverage business of German flavor manufacturer Sundi GmbH, with its emphasis on all-natural flavor ingredients, provided the Company with a point of entry into Germany, Europe's largest flavor market.

         The Flavor Division operates through the Company's subsidiary, Universal Flavor Corporation and its subsidiaries, with plants in Illinois, Indiana, Michigan, Missouri, Wisconsin, Belgium, Canada, France, Germany, Italy, Mexico, Spain, and the United Kingdom.

                                 COLOR DIVISION

         The Company believes it is the world's leading manufacturer of certified food colors. It makes certified synthetic and natural colors for domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. It also makes ink-jet inks and other high-purity organic dyes. The Color Division operates through the Company's subsidiary, Warner-Jenkinson Company Inc., which has its principal manufacturing facility in Missouri and other subsidiaries with plants in New Jersey, Canada, Mexico, Italy, the United Kingdom, and the Netherlands.

         The Company became a supplier of ink-jet inks for the ink-jet printer market with the acquisition of Tricon Colors, Inc. in 1997. It produces pharmaceutical colors, ink-jet inks and other high-purity organic dyes in the Tricon plant, which is located in New Jersey. In September 1997, the Company strengthened its presence in Latin America by acquiring certain assets of the food color business of Pyosa, S.A. de C.V., which is located in Monterrey, Mexico. In September 1998, the Company acquired Italian natural color producer Reggiana Antociani S.R.L., a company which specializes in the production of anthocyanin, which is extracted from grape skins for use in fruit juices, flavored teas, wine coolers and fruit fillings, strengthening the Company's offerings in natural colors, the fastest growing segment of the worldwide food colors market.

                          DEHYDRATED PRODUCTS DIVISION

         The Company believes it is the third largest producer of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, oleoresin (a liquid chili pepper used as a highly concentrated coloring agent), and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. The Dehydrated Products Division operates in the United States through the Company's subsidiary, Rogers Foods Inc., which has its processing facilities in California.

        The Company believes it is the leading dehydrator of specialty vegetables in Europe. During 1994 and 1995, the Company acquired three European dehydrated vegetable processors. The acquisitions give the Company a base from which to expand its dehydrated products business internationally, as the acquisitions included processing facilities in Ireland, the Netherlands, and France. These acquisitions also expanded the Company's dehydrated technology base to include freeze drying and frozen vegetables, puffed drying and vacuum drying. Vegetables processed using these technologies rehydrate faster and absorb water more effectively than vegetables processed using straight heat drying methods. This is a benefit with today's convenience foods such as soups, snacks and other dry foods.

                       RED STAR YEAST & PRODUCTS DIVISION

         The Company believes it is the largest North American supplier of yeast to the commercial bakery market. It also exports yeast and related products throughout the world. The Company specializes in the production of baker's yeast in cream (liquid), compressed (semi-solid), and active dry form, as well as nutritional yeast and yeast used in the wine-making process, which are all sold under the RED STAR trademark. The Company sells active dry yeast to food processors for inclusion in bread, pizza, and similar mixes.

         The Company also manufactures compressed, active dry and fast-acting dry yeast products in ready-to-use packages which are sold on grocery store shelves and in convenient packages for food service use. The Company believes it is the second largest supplier of yeast to the domestic retail market. In 1994, the Company purchased a 20% interest in and entered into an agreement with Minn-Dak Yeast Company, located in North Dakota, for contract manufacturing under the Red Star label and to supply molasses, a major raw material in yeast production.

         Red Star Yeast & Product's domestic yeast plants are located in Wisconsin, Maryland and California.

                              ASIA PACIFIC DIVISION

         In 1997, the Company established the Asia Pacific Division as a separate operating Division to focus on marketing its diverse product line in the Pacific Rim under one unified name. Through the Asia Pacific Division, the Company offers a full range of products from its other four divisions as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions previously directed by U.S. based divisions are managed through the Asia Pacific Division's headquarters in Singapore. Manufacturing operations are located in Australia, Hong Kong, New Zealand, and the Philippines.



RESEARCH AND DEVELOPMENT/QUALITY ASSURANCE


         The development of specialized products and services is a complex, technical process calling upon the combined knowledge and talents of the Company's research, development and quality assurance personnel. The Company believes that its competitive advantage lies in its ability to work with its customers to develop and deliver high-performance products which address the broad, but unique and distinct, needs of those customers.

         The Company's research, development and quality assurance personnel make significant contributions toward improving existing products and developing new products tailored to its customer's needs, while providing on-going technical support and know-how to the Company's manufacturing activities. The Company employs approximately 390 people in research, development and quality assurance. Expenditures for research, development and quality assurance in 1998 were $29.4 million compared with $31.5 million in 1997 and $29.8 million in 1996. Of the foregoing amounts, approximately $18.7 million in 1998, $19.7 million in 1997 and $21.4 million in 1996 were research and development expenses as defined by the Financial Accounting Standards Board.

         As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Facilities currently certified include Universal Flavors facilities in the United States, Spain, Italy, the United Kingdom and Canada; Warner-Jenkinson facilities in the United States, the Netherlands and United Kingdom; and Dehydrated Products facilities in the United States, Ireland, France and the Netherlands.

COMPETITION


         All Company products are sold in highly competitive markets. While no single factor is determinative, the Company's competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support. Because of its highly differentiated products, the Company competes with only a few companies across multiple ingredient lines, and is more likely to encounter competition specific to an individual product.


     -- Flavor. With the evolution of food processing as a global business, competition to supply the flavor and fragrance industry has taken on an increasingly global nature. Most of the Company's customers do not buy all their flavor or fragrance products from a single supplier. As a result, the Company does not compete with a single company in all product categories.

     -- Color. Although statistics are not available, the Company believes that it is one of the world's largest producers of synthetic and natural colors. State-of-the-art equipment, the latest process technology, a Color Service Laboratory unequaled in the industry, and the most complete range of synthetic and natural colors constitute the basis for its market leadership position. Strategic acquisitions continue to enhance product and process technology synergies, as well as a growing international presence.

     -- Dehydrated. Competition for dehydrated onion, garlic, capsicums, carrots and parsley products, the main products of the Dehydrated Products Division, is limited to three main competitors. Competition for other dehydrated business is limited to single, as opposed to multiple, product lines. State-of-the-art dehydration technology, extensive plant breeding and seed development programs, and comprehensive crop management techniques produce consistent, top-quality dehydrated products which helps the Company maintain its competitive position. Competition for dehydrated business is on the basis of quality, customer service and price.

     -- Yeast. The Company believes that it is the largest supplier of commercial baker's yeast and the second largest supplier of retail yeast in North America. In both the commercial and retail yeast areas, the Company competes with several yeast producers. Competition for the supply of yeast is on the basis of quality, customer service and price.

     -- Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Division, the Company is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.


PRODUCTS AND APPLICATION ACTIVITIES


         With the Company's strategic focus on high-performance ingredients and ingredient systems, the Company's emphasis is in application activities and processing improvements in the support of its customers' numerous new and reformulated products. The Company maintains many of its proprietary processes and formulae as trade secrets and under secrecy agreements with customers.

         Lower calorie ingredients and non-nutritive sweeteners for dairy, food and beverage applications are a focus of development activity for Universal Flavors. Formulations for functional and textured beverages and flavors for snack and main meal items offer opportunities as well. Development of savory flavors has accelerated with the integration of the Company's BioProducts Division in 1998.

         The development of natural food colors remains a growth opportunity for the Color Division. With the 1997 acquisition of Tricon Colors, Inc., the Color Division expanded its purification technology, with the primary opportunity in colors for ink-jet printers.

         European acquisitions in 1994 and 1995 expanded the Dehydrated Products product line to include peas, carrots, beans, potatoes and other specialty vegetables.

         The Red Star Yeast & Products Division has been producing baker's yeast for over 115 years, serving the commercial and consumer markets. The move to cream yeast and the development of cream yeast delivery systems has revolutionized the commercial baking industry, improving efficiencies and increasing productivity. The development of yeast derivatives and other specialty ingredients provide growth opportunities in bionutrients and biotechnology markets such as pharmaceuticals, vitamins, vaccines and bioremediation.

         In addition, the discussion of operational activities in the "Business Profile" on Pages 4 and 5 of the 1998 Annual Report to Shareholders is incorporated by reference.


RAW MATERIALS


      In producing its products, the Company uses a wide range of raw materials. Chemicals and petrochemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are obtained from local vendors. Flavor enhancers and secondary flavors are produced from brewer's yeast, baker's yeast from the Company's own operations, and vegetable materials such as corn and soybean. The acquisition of the Biolux Group in 1994 provides long-term supply arrangements on supplies of brewer's yeast for European production needs. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.

         The principal raw material used in the production of yeast products is molasses, which is purchased through brokers and producers, usually under yearly fixed-price contracts. Processes have been developed to permit partial replacement of molasses with alternate, readily-available substrates for use if molasses supplies should become limited. In 1994, the Company entered into a supply agreement with Minn-Dak Yeast Company, a major North American molasses supplier, to provide additional assurances of adequate supplies of molasses.

         The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.


FOREIGN OPERATIONS

         Note 11 of the Consolidated Financial Statements of the Company contained in the Universal Foods Corporation 1998 Annual Report is incorporated herein by reference.


PATENTS, FORMULAE AND TRADEMARKS


         The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.

EMPLOYEES


         As of September 30, 1998, the Company employed 4,196 persons in the U.S. and worldwide. 579 U.S. employees are represented by one of the 12 unions with which the Company has collective bargaining relationships.


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


ITEM 2. PROPERTIES


         Domestically, the Company operated 16 manufacturing and processing plants in eight states as of September 30, 1998. Three plants produced yeast, two facilities produced flavor enhancers and other bioproducts, three produced dehydrated products, five plants produced colors and related products, and three plants produced flavors. None of these properties are held subject to any material encumbrances. At September 30, 1998, the Company operated 27 foreign manufacturing facilities located in 14 foreign countries. Of these facilities, four produced flavor enhancers and other bioproducts, three manufactured dehydrated and frozen vegetables, five produced colors, 14 produced or distributed flavors and aroma chemicals, and one produced both flavors and colors. In addition, the Company has minority interests in seven companies located in the U.S. and five foreign countries.


ITEM 3. LEGAL PROCEEDINGS


         The Company is a party to various legal proceedings related to its business. The Company believes that adverse decisions in these proceedings would not, in the aggregate, subject the Company to damages of a material amount.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of security holders during the last quarter of fiscal 1998.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers of the registrant and their ages as of December 1, 1998 are as follows:

                               EXECUTIVE OFFICERS

        Name          Age                     Position
        ----          ---                     --------
Kenneth P. Manning    56        Chairman, President and Chief Executive Officer
Richard Carney        48        Vice President - Human Resources
Steven O. Cordier     42        Treasurer
Michael duBois        52        President - Flavor
Michael Fung          48        Vice President and Chief Financial Officer
John L. Hammond       52        Vice President, Secretary and General Counsel
Michael L. Hennen     45        Controller
Richard F. Hobbs      51        Vice President - Administration
R. Steven Martin      42        Vice President and Group Executive
James F. Palo         58        President - Dehydrated Products
Jorge Slater          51        President - Asia Pacific
K.T. Thomas Tchang    47        President - Red Star Yeast & Products
William Tesch         48        Vice President; Vice President - Operations,
                                   Red Star Yeast & Products
Michael A. Wick       55        President - Color
Dr. Ho-Seung Yang     50        Vice President - Technologies


         Messrs. Cordier, duBois, Fung, Hammond, Hennen, Martin, Slater, Tchang, Tesch and Yang have been employed by the Company in an executive capacity for less than five years. All of the other individuals named above have been employed by the Company for at least five years.

         Mr. Cordier joined the Company in October 1995 as Treasurer. From 1990 until joining the Company he was Director of Financial Planning at International Flavors and Fragrances, Inc.

         Mr. duBois joined the Company in May 1998 as President of the Flavor Division. From 1994 until joining Universal Foods, Mr. duBois was employed by Bush Boake Allen, Inc., a food technology company, first as Vice President Sales and Marketing, Flavors North America, and, beginning in 1996 as Vice President and General Manager, Seasonings Division. From 1992 to 1994 he served as Vice President - Sales and Marketing, Flavor and Fruit Division for Sanofi Bio-Industries, a flavor company. Prior to joining Sanofi Bio-Industries, Mr. duBois held several positions with Firmenich, Incorporated, a fragrance and flavor company.

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

         Mr. Hammond joined the Company in January 1998, as Vice President, Secretary and General Counsel. From 1992 to 1997, Mr. Hammond was employed by The Providence Journal Company, a newspaper, cable and broadcast television company, initially as Vice President-Legal, and subsequently as Vice President, General Counsel and Chief Administrative Officer. From 1989 to 1992, Mr. Hammond was Vice President, General Counsel and Secretary of Landstar System, Inc., a trucking company. Prior to that, Mr. Hammond was employed by The Singer Company for ten years and was Deputy General Counsel at the time of his departure.

         Mr. Hennen joined the Company in January 1995 as Controller. From 1985 until joining the Company he was a Senior Manager at Deloitte & Touche LLP, a public accounting firm providing audit and tax services to the Company as its outside auditor.

         Mr. Martin was elected Vice President and Group Executive in June 1997. He joined the Company as Vice President - Marketing of its Red Star Yeast & Products Division in 1993. In June 1995, Mr. Martin was elected President - Red Star Yeast & Products Division. Prior to joining the Company, Mr. Martin was with the Monsanto Company, now operating as Solutia, a chemical company, since 1978 in various management positions.

         Mr. Slater was elected President - Asia Pacific Division in April 1998. Mr. Slater was hired by the Company in August of 1996 and served as Vice President and Managing Director of the Asia Pacific Division prior to being elected its President. From 1994 to 1996, Mr. Slater worked at McCormick & Company, Inc., a spice and seasonings company, as Vice President and Managing Director Asia Pacific. Prior to joining McCormick & Company, Inc., Mr. Slater worked for Dole Packaged Foods Company and, prior to that, for International Flavors and Fragrances, Inc.

         Mr. Tchang was elected President - Red Star Yeast & Products Division in September 1997. He joined the Company in 1995 as Vice President, Sales and Marketing for the Company's BioProducts Division. Prior to joining the Company, he was Marketing Director of Huntsman Specialty Chemicals Corp., a chemical company, which purchased the Maleic Anhydride business of the specialty chemicals division of the Monsanto Company. Prior to such purchase, Mr. Tchang was employed by the Monsanto Company for 20 years in various manufacturing, and later sales and marketing positions.

         Mr. Tesch joined the Company in 1971, becoming Plant Manager of the Red Star BioProducts Division in 1989. From 1993 to 1994, he was Director, Training and Development of The Universal Way. From 1994 to 1996, he served as Vice President, Manufacturing Operations of the Red Star BioProducts Division, and in April 1996, Mr. Tesch was elected President of the Red Star BioProducts Division, a position he held until the completion of the consolidation of the Flavor and BioProducts Divisions in January 1998. From January 1998 until
July 1998, Mr. Tesch was the Vice President of Corporate Engineering. Mr. Tesch is currently a corporate Vice President, and the Vice President of Operations for Red Star Yeast & Products.

         Dr. Yang was elected Vice President, Technologies in January 1998.
From 1990 to 1998, Dr. Yang was employed by Sunkyong Industries in Seoul, Korea, where he held the positions of managing director of corporate planning and development; managing director, group chairman's office and director, life science and development.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

         The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 1998 appearing under "Common Stock prices and dividends" on Page 32 of the 1998 Annual Report to Shareholders are incorporated by reference. Common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. In addition to the restrictions contained in its Amended and Restated Articles of Incorporation, the Company is subject to restrictions on the amount of dividends which may be paid on its common stock under the provisions of various credit agreements. On the basis of the consolidated financial statements of the Company as of September 30, 1998, $34,654,000 is available for the payment of dividends on the common stock of the Company under the most restrictive loan covenants.

         On January 27, 1994 the Board of Directors established a share repurchase program which authorizes the Company to repurchase up to 5 million shares (on a post-split basis). As of September 30, 1998, 3,061,096 shares had been repurchased under that program.

         On June 25, 1998, the Board of Directors of the Company adopted a preferred stock shareholder rights plan which is described at Note 7 of Notes to Consolidated Financial Statements - "Shareholders' Equity" on Pages 25 and 26 of the 1998 Annual Report to Shareholders and which is incorporated by reference.

         The number of shareholders of record on December 4, 1998 was 5,289.


ITEM 6. SELECTED FINANCIAL DATA


         The selected financial data required by this item is incorporated by reference from the "Five-Year Review" and the notes thereto on Page 31 of the 1998 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


         "Management's Analysis of Operations and Financial Condition" is incorporated by reference from Pages 13 through 17 of the 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is set forth under "Market Risk Factors" on Pages 14 and 15 of the 1998 Annual Report to Shareholders and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The financial statements and supplementary data required by this item are set forth on Pages 18 through 30 and Page 32 of the 1998 Annual Report to Shareholders and are incorporated by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Information regarding directors and officers appearing under "Election of Directors" (ending before "Committees of the Board of Directors") and "Other Matters" on Pages 2 through 7 and Page 28, respectively, of the Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1998, is incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION


         Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits," "Compensation and Development Committee Report" and "Executive Compensation" on Page 8 and Pages 10 through 16 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on Pages 9 and 10 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 15, 1998, is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period October 1, 1997 through September 30, 1998, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed:

         1. and 2.      Financial Statements and Financial Statement Schedule.
                        (See following "List of Financial Statements and
                        Financial Statement Schedules.")

         3.  Exhibits.  (See Exhibit Index following this report.)
                        (Other than Exhibit 10.1(a), no instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are filed herewith because no long-term debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.)

     (b) Reports on Form 8-K:

         A report on Form 8-K, dated June 25, 1998, was filed on August 6, 1998 in connection with the adoption of the Share Purchase Rights Plan.

         A report on Form 8-K, dated September 10, 1998, was filed on October 6, 1998 in connection with Amendment No. 1 to the Universal Foods Corporation 1998 Stock Option Plan.


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                         Page Reference in
                                                        1998 Annual Report
1. Financial Statements                                   To Shareholders
                                                       ---------------------

   The following consolidated financial statements of Universal Foods Corporation and Subsidiaries are incorporated by reference from the Annual
   Report to Shareholders for the year ended
   September 30, 1998.

   Independent Auditors' Report                                30

   Consolidated Balance Sheets -- September 30,
   1998 and 1997                                               19

   Consolidated Earnings -- Years ended September 30,
   1998, 1997, and 1996                                        18

   Consolidated Shareholders' Equity -- Years ended
   September 30, 1998, 1997 and 1996                           20

   Consolidated Cash Flows -- Years ended September 30,
   1998, 1997 and 1996                                         21

   Notes to Consolidated Financial Statements                  22-29

                                                               PAGE REFERENCE IN
2. FINANCIAL STATEMENT SCHEDULES                                   FORM 10-K
--------------------------------                               -----------------

   Independent Auditors' Report                                        14

   Schedule II - Valuation and Qualifying Accounts and Reserves        15


  All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.







INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors
of Universal Foods Corporation:


We have audited the consolidated financial statements of Universal Foods Corporation and subsidiaries as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated November 12, 1998. Such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Universal Foods Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 12, 1998

                                                                     SCHEDULE II

                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING

                             ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                         Additions
   Valuation Accounts                     Charged
Deducted in the Balance     Balance At    To Costs                   Balance
Sheet From The Assets To    Beginning       And                     At End Of
    Which They Apply        Of Period     Expenses   Deductions(A)   Period
------------------------    ----------   ---------   -------------  ---------
   1996
Allowance for losses:
   Trade accounts
     receivable              $3,768        $  349       $  608        $3,509
                             ======        ======       ======        ======

   1997
Allowance for losses:
   Trade accounts
     receivable              $3,509        $  572       $   47        $4,034
                             ======        ======       ======        ======

   1998
Allowance for losses:
   Trade accounts
     receivable              $4,034        $1,245       $  731        $4,548
                             ======        ======       ======        ======

(A) Accounts written off, less recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNIVERSAL FOODS CORPORATION



                              By: /s/ John L. Hammond
                                  ------------------------------
                                  John L. Hammond, Vice President
                                  Secretary & General Counsel



Dated:      December 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 28, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Kenneth P. Manning                 Chairman of the Board, President and
--------------------------------       Chief Executive Officer
Kenneth P. Manning

/s/ Michael Fung                       Vice President and Chief Financial
--------------------------------       Officer
Michael Fung


/s/ Michael L. Hennen                  Corporate Controller
--------------------------------
Michael L. Hennen


/s/ Michael E. Batten                  Director
--------------------------------
Michael E. Batten


/s/ John F. Bergstrom                  Director
--------------------------------
John F. Bergstrom


/s/ Dr. Fergus M. Clydesdale           Director
--------------------------------
Dr. Fergus M. Clydesdale


/s/ James A.D. Croft                   Director
--------------------------------
James A.D. Croft


/s/ James L. Forbes                    Director
--------------------------------
James L. Forbes

/s/ Dr. Carol I. Waslien Ghazaii       Director
--------------------------------
Dr. Carol I. Waslien Ghazaii


/s/ William V. Hickey                  Director
--------------------------------
William V. Hickey


/s/ Leon T. Kendall                    Director
--------------------------------
Leon T. Kendall


/s/ James H. Keyes                     Director
--------------------------------
James H. Keyes


/s/ Essie Whitelaw                     Director
--------------------------------
Essie Whitelaw

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1998 ANNUAL REPORT ON FORM 10-K

         The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

                                                                    Incorporated by                     Filed
Exhibit Number           Description                                 Reference From                   Herewith
--------------  ------------------------------------    -----------------------------------------     --------
3.1             Universal Foods Corporation Amended                                                       X
                and Restated Articles of
                Incorporation, adopted November 12,
                1998

3.2             Universal Foods Corporation Restated    Exhibit 3.2 to Annual Report on Form 10-K
                Bylaws                                  for the fiscal year ended September 30,
                                                        1995 (Commission File No. 1-7626)

4.1             Rights Agreement, dated as of August    Exhibit 1.1 to Registration Statement on
                6, 1998, between Registrant and         Form 8-A dated July 20, 1998 (Commission
                Firstar Trust Company                   File No. 1-7626)

10.1            Material Contracts

10.1(a)         Indenture between Registrant and        Exhibit 4.1 to Registration Statement on
                the First National Bank of Chicago,     Form S-3 dated November 9, 1998 (Commission
                as Trustee                              File 333-67015)

10.2            Management Contracts or
                Compensatory Plans

10.2(a)         Employment and Severance Agreement                                                        X
                between Registrant and Kenneth P.
                Manning dated November 5, 1987

10.2(b)         Amendment dated May 10, 1988 to                                                           X
                Employment and Severance Agreement
                between Registrant and Kenneth P.
                Manning


                               Exhibit Index -- 1

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1998 ANNUAL REPORT ON FORM 10-K

                                                                    Incorporated by                     Filed
Exhibit Number           Description                                 Reference From                   Herewith
--------------  ------------------------------------    -----------------------------------------     --------
10.2(c)         1985 Stock Plan for Executive                                                             X
                Employees

10.2(d)         Universal Foods Corporation 1990                                                          X
                Employee Stock Plan, as amended
                September 10, 1998

10.2(e)         Amendment No. 1 dated September 10,                                                       X
                1998 to Universal Foods Corporation
                1990 Employee Stock Plan

10.2(f)         Universal Foods Corporation 1994                                                          X
                Employee Stock Plan, as amended
                September 10, 1998


10.2(g)         Amendment No. 1 dated September 10,                                                       X
                1998 to Universal Foods Corporation
                1994 Employee Stock Plan

10.2(h)         Universal Foods Corporation 1998                                                          X
                Stock Option Plan, as amended
                September 10, 1998


10.2(i)         Amendment No. 1 dated September 10,     Exhibit 99.1 to Current Report on Form 8-K
                1998 to the Universal Foods             dated October 6, 1998 (Commission File
                Corporation 1998 Stock Option Plan      No. 1-7626)

10.2(j)         Director Stock Grant Plan, as amended                                                     X
                November 14, 1991

10.2(k)         Management Income Deferral Plan,                                                          X
                including Amendment No. 1 thereto
                dated September 10, 1998

10.2(l)         Executive Income Deferral Plan,                                                           X
                including Amendment No. 1 thereto
                dated September 10, 1998



                               Exhibit Index -- 2

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1998 ANNUAL REPORT ON FORM 10-K



Exhibit                                            Incorporated by       Filed
Number             Description                     Reference From      Herewith
-------   ------------------------------------   -------------------   ---------
10.2(m)   Change of Control Employment and                                  X
          Severance Agreement between
          Universal Foods Corporation and
          Kenneth P. Manning dated September
          10, 1998

10.2(n)   Form of Amended and Restated                                      X
          Change of Control Employment
          and Severance Agreement for
          Executive Officers

10.2(o)   Amended and Restated Trust Agreement                              X
          dated September 10, 1998 between the
          Registrant and Firstar Bank, Milwaukee,
          N.A. ("Rabbi Trust A")

10.2(p)   Trust Agreement, including Changes                                X
          upon Appointment of Successor
          Trustee dated as of February 1, 1998
          between the Registrant and Firstar
          Bank, Milwaukee, N.A.("Rabbi Trust
          B")

10.2(q)   Trust Agreement, including Changes                                X
          upon Appointment of Successor
          Trustee dated as of February 1, 1998
          between the Registrant and Firstar
          Bank, Milwaukee, N.A. ("Rabbi Trust
          C")

10.2(r)   Management Incentive Plan for                                     X
          Elected Corporate Officers

10.2(s)   Management Incentive Plan for                                     X
          Division Presidents

10.2(t)   Management Incentive Plan for                                     X
          Corporate Management

10.2(u)   Management Incentive Plan for
          Division Management                                               X



                               Exhibit Index -- 3

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1998 ANNUAL REPORT ON FORM 10-K




Exhibit                                            Incorporated by      Filed
Number             Description                     Reference From      Herewith
-------   ------------------------------------   -------------------   ---------
10.2(v)   Form of Agreement for Executive                                  X
          Officers (Supplemental
          Executive Retirement Plan A),
          including Amendment No. 1 thereto
          dated September 10, 1998

10.2(w)   Universal Foods Corporation                                       X
          Supplemental Benefit Plan,
          including Amendment No. 1 thereto
          dated September 10, 1998

10.2(x)   Universal Foods Corporation                                       X
          Transition Retirement Plan,
          including Amendment No. 1 thereto
          dated September 10, 1998

13.1      Portions of Annual Report to                                      X
          Shareholders for the year ending
          September 30, 1998 that are
          incorporated by reference

21        Subsidiaries of the Registrant                                    X

23        Consent of Deloitte & Touche LLP                                  X

27        Financial Data Schedule                                           X

99        Notice of Annual Meeting and Proxy     Previously filed on
          Statement dated December 15, 1998      Schedule 14A dated
                                                 December 15, 1998
                                                 (Commission File
                                                 No. 1-7626)

                                                 Except to the extent
                                                 incorporated by
                                                 reference, the Proxy
                                                 Statement shall not be
                                                 deemed to be filed with
                                                 the Securities and
                                                 Exchange Commission as
                                                 part of this Annual
                                                 Report on Form 10-K


                               Exhibit Index -- 4