Form 10-Q
period 1998-12-31
UNIVERSAL FOODS CORP
filed 1999-02-12
CIK 310142

==============================================================================


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 1998
                                             -----------------
                                  OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  1-7626
                         ------


                       UNIVERSAL FOODS CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


Wisconsin                                        39-0561070
---------                                        ----------
(State or other jurisdiction  of                 (I.R.S.Employer Identification
incorporation or organization)                    Number)


              433 East Michigan Street, Milwaukee, Wisconsin  53202
              -----------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:     (414) 271-6755
                                                        --------------

                            NONE
-------------------------------------------------------------------------------
(Former name,former address and fiscal year,if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
at least the past 90 days.    Yes [X]         No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


           Class                               Outstanding at January 31, 1999
--------------------------------------         --------------------------------
Common Stock,par value $0.10 per share                 50,947,929 shares

===============================================================================

                     UNIVERSAL FOODS CORPORATION

                                INDEX



                                                                      Page No.
                                                                      --------

     PART I. FINANCIAL INFORMATION:


          Item 1. Financial Statements:
               Consolidated Condensed Balance Sheets
                 - December 31, 1998 and September 30, 1998.             1

               Consolidated Condensed Statements of Earnings
                 - Three Months Ended December 31, 1998 and 1997.        2

               Consolidated Condensed Statements of Cash Flows
                 - Three Months Ended December 31, 1998 and 1997.        3


               Notes to Consolidated Condensed Financial Statements.     4

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.         5

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk.                                     7


     PART II. OTHER INFORMATION:

          Item 2. Changes in Securities and Use of Proceeds.             8

          Item 4. Submission  of Matters  to  a  Vote  of
                  Security Holders.                                      8


          Item 6. Exhibits and Reports on Form 8-K.                      9


          Signatures.                                                   10




                                PART I

                        FINANCIAL INFORMATION
                        ---------------------

                     UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)


                                                     December 31,
                                                        1998        September 30,
                  ASSETS                             (Unaudited)        1998
                  ------                             ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                          $     408      $   1,632
   Trade accounts receivable                            119,117        121,833
   Inventories:
     Finished and in-process products                   141,720        145,135
     Raw materials and supplies                          63,222         51,954
   Prepaid expenses and other current assets             39,781         37,201
                                                        -------        -------

       TOTAL CURRENT ASSETS                             364,248        357,755

INVESTMENTS AND OTHER ASSETS                             60,834         60,885

INTANGIBLES                                             217,126        217,007

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
     Land and buildings                                 157,967        155,685
     Machinery and equipment                            477,292        469,915
                                                        -------        -------

                                                        635,259        625,600
   Less accumulated depreciation                        281,602        270,021
                                                        -------        -------
                                                        353,657        355,579
                                                        -------        -------

TOTAL ASSETS                                          $ 995,865      $ 991,226
                                                        =======        =======


      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                              $  49,428      $  42,773
   Accounts payable and accrued expenses                112,490        122,297
   Salaries, wages and withholdings from employees       14,225         15,744
   Income taxes                                          25,770         22,066
   Current maturities of long-term debt                   6,929          6,940
                                                         -------       -------

       TOTAL CURRENT LIABILITIES                        208,842        209,820


DEFERRED INCOME TAXES                                    25,397         25,489

OTHER DEFERRED LIABILITIES                               21,779         22,619

ACCRUED EMPLOYEE AND RETIREE BENEFITS                    35,952         36,065

LONG-TERM DEBT                                          291,304        291,588

SHAREHOLDERS' EQUITY:
   Common stock                                           5,396          5,396
   Additional paid-in capital                            74,751         74,663
   Earnings reinvested in the business                  427,055        416,949
                                                        -------        -------

                                                        507,202        497,008

   Less: Treasury stock, at cost                         56,047         51,979
         Accumulated other comprehensive income          37,127         37,845
         Other                                            1,437          1,539
                                                        -------        -------
         TOTAL SHAREHOLDERS' EQUITY                     412,591        405,645
                                                        -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 995,865      $ 991,226
                                                        =======        =======


See accompanying notes to consolidated condensed financial statements.


                     UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In Thousands Except Per Share Amounts)
                             (Unaudited)



                                                       Three Months Ended
                                                           December 31
                                                   -------------------------
                                                       1998           1997
                                                       ----           ----

Revenue                                             $ 217,535      $ 208,889

Cost of products sold                                 141,847        137,007

Selling and administrative expenses                    44,479         43,602
                                                      -------        -------

Operating income                                       31,209         28,280

Interest expense                                        5,757          4,966
                                                      -------        -------

Earnings before income taxes                           25,452         23,314

Income taxes                                            8,577          8,043
                                                      -------        -------

Net earnings                                        $  16,875      $  15,271
                                                      =======        =======


Average number of common shares outstanding:
   Basic                                               51,033         50,982
                                                      =======        =======
   Diluted                                             51,732         51,547
                                                      =======        =======
Earnings per common share:
   Basic                                                $.33           $.30
                                                      =======        =======
   Diluted                                              $.33           $.30
                                                      =======        =======

Dividends per common share                            $.1325         $.1325
                                                      =======        =======





See accompanying notes to consolidated condensed financial statements.

                                 -2-

                     UNIVERSAL FOODS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)

                                                       Three Months Ended
                                                           December 31
                                                     ----------------------
                                                       1998          1997
                                                       ----          ----

Net cash provided by operating activities           $ 14,254      $  4,785


Cash flows from investing activities:
 Acquisition of property, plant and equipment        (11,243)      (14,819)
 Other items, net                                        172          (278)
                                                     --------      --------

 Net cash used in investing activities               (11,071)      (15,097)


Cash flows from financing activities:
 Proceeds from additional borrowings                   6,974        32,473
 Reduction in debt                                      (535)       (8,620)
 Purchase of treasury stock                           (6,415)       (6,832)
 Dividends                                            (6,769)       (6,753)
 Proceeds from options exercised and other             2,240           704
                                                     --------      --------

 Net cash (used in) provided by financing activities  (4,505)       10,972


 Effect of exchange rate changes on cash and cash
    equivalents                                           98          (175)
                                                     --------      --------
 Net (decrease) increase in cash and cash
    equivalents                                       (1,224)          485
 Cash and cash equivalents at beginning of period      1,632         1,258
                                                     --------      --------

 Cash and cash equivalents at end of period         $    408      $  1,743
                                                     ========      ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                         $  7,287      $  5,956
   Income taxes                                        2,961         9,277







See accompanying notes to consolidated condensed financial statements.


                      UNIVERSAL FOODS CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and September 30, 1998 and the results of operations and cash flows for the three month periods ended December 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1998, for a description of the accounting policies, which have been continued without change (except as discussed in note 6), and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred.
   However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. During the three months ended December 31, 1998 and 1997, the Company repurchased 272,100 and 330,222 shares of common stock for an aggregate price of $6,415,000 and $6,832,000, respectively.

5. For the three months ended December 31, 1998, depreciation and amortization were $10,720,000 and $1,722,000, respectively. For the three months ended December 31, 1997, depreciation and amortization were $9,618,000 and $1,415,000, respectively.

6. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to stockholders. The adoption of this statement had no impact on net earnings or shareholders' equity. Comprehensive income for all periods presented consists of net earnings and foreign currency translation adjustments. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. There are no reclassification adjustments to be reported.


   The components of comprehensive income for the periods presented are as follows:


                                                Three Months Ended
                                       ---------------------------------------
                                       December 31, 1998     December 31, 1997
                                       -----------------     -----------------

   Net earnings                          $ 16,875,000          $ 15,271,000
   Other comprehensive income (loss):
   Foreign currency translation adj.          718,000           (4,397,000)
                                          -----------           -----------

   Comprehensive income                  $ 17,593,000          $ 10,874,000
                                          ===========           ===========

7. The Financial Accounting Standards Board has issued statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for the Company in fiscal 1999 but does not require interim disclosure in the year of adoption. The Company is currently evaluating the impact of this new pronouncement.

8. On January 21, 1999, the Company announced agreements to acquire Les Colorants Wackherr located in Paris, France, and certain assets of Quimica Universal located in Lima, Peru. Les Colorants Wackherr formulates and produces colors for major cosmetic houses throughout Europe, Asia and North America. Quimica Universal specializes in the production of carminic acid and annatto, natural colors used in food and other applications. The two companies have annual combined revenues of approximately $18 million. Both transactions are for cash and are expected to be completed during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



      RESULTS OF OPERATIONS:

      Revenue from operations during the three months ended December 31, 1998 increased 4.1% to $217,535,000, compared with $208,889,000 a year ago. The Company reported strong revenue increases in the Flavor division as a result of volume gains in the U.S. combined with revenue from recent acquisitions. The Dehydrated division also reported increased domestic volumes. The Company's revenue gains were partially offset by lower sales in the Color division due to softness in the ink jet ink and synthetic dye businesses.

      Gross profit margins increased to 34.8% for the first quarter of fiscal 1999 compared with 34.4% for the same period last year primarily due to the improvements in the U.S. market for the Flavor division and lower raw material costs at most divisions.

      Selling and administrative expenses decreased slightly to 20.4% of revenue during the three months ended December 31, 1998, compared to 20.9% for the same period last year as revenue increases significantly exceeded cost increases in the Flavor and Dehydrated divisions.

      As a result of higher average borrowings outstanding, interest expense in the first quarter increased to $5,757,000 from $4,966,000 in the same period last year. The increased borrowings were used primarily to fund acquisitions.



      FINANCIAL CONDITION:

      The current ratio remained constant at 1.7 at December
      31, 1998 and September 30, 1998. Net working capital increased $7,471,000 to $155,406,000 at December 31, 1998 from $147,935,000 at September 30, 1998.

      Net cash provided by operating activities was $14,254,000 for the quarter ended December 31, 1998, compared to $4,785,000 for the quarter ended December 31, 1997. The increase in cash provided by operating activities in fiscal 1999 was primarily due to higher earnings and depreciation and lower income tax payments.

      Net cash used in investing activities was $11,071,000 for the three months ended December 31, 1998. Included in investing activities were capital additions of $11,243,000. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

      Net cash used in financing activities was $4,505,000 for the quarter, compared with net cash provided by financing activities of $10,972,000 in the comparable period last year. Proceeds from net borrowings of $6,439,000 were used primarily to fund capital expenditures and purchase treasury stock. Dividends of $6,769,000 and $6,753,000 were paid during the first three months of fiscal 1999 and 1998, respectively.



      YEAR 2000:


      With the new millennium approaching, organizations are examining their installed computer systems, network elements, software applications, and other business systems to ensure that they are Year 2000 ("Y2K") compliant. This issue occurs because many computers and computer applications define the year using only the last two digits. The assumption is that the first two digits are always 19. Therefore, the year 2000 would be stored as "00" and could be mistakenly identified as 1900 by the computer. This mistake could lead to errors in calculations, comparisons, and the sorting of data. If not remedied, the potential risks to the company range from minor business interruptions to, in the worst-case scenario, a complete shutdown of various operations.

      The Company has developed a comprehensive Project Plan ("the Plan") for addressing the Y2K issue. The Plan includes the following components:


        1) Vendor and system surveys, including an assessment of Company systems, applications, and business-critical third-party systems;
        2) Development of action plans to remedy business critical, non-compliant systems;
        3) Implementation of those action plans;
        4) System testing using multiple critical dates;
        5) Creation of Y2K rollover and contingency plans;
        6) Implementation of the Y2K rollover and contingency plans; and
        7) Post Y2K strategies.


      The Company is implementing the Plan primarily using internal personnel. The Company has engaged certain outside consultants with recognized expertise in assessing and dealing with Y2K needs to assist in the management of the Plan. Each division is responsible for identifying and fixing the problems within its operations. Plan coordination is being overseen by the Corporate executive staff and the Board of Directors.

      To date, key financial, operational, and informational systems, including equipment with embedded microprocessors, have been inventoried and assessed. Detailed plans have been developed, and implementation of those plans has occurred or is occurring. System implementation at the Company has included repairing system code, upgrading system code or hardware, and replacing current systems. The Plan also includes an evaluation of the Company's communication systems, security systems and other non-IT systems for purposes of determining whether Y2K issues exist. Since most of the business critical systems at Universal Foods have been purchased from third party vendors, the majority of remedies have been through upgrades. When available, written certifications of Y2K compliance for these systems will be obtained.

      Because of the nature of action plan implementation and system testing, system-testing activities will overlap implementation activities. System testing has begun at many of the divisions. All business critical systems as well as all interfaces between the various systems will be tested. Once a system has been tested, no upgrades or modifications will be made to that system until after March 2000. It is expected that Y2K testing will be substantially completed by September 1999.

      The creation of rollover and contingency plans will begin in March 1999 and is expected to be completed by July 1999. The purpose of the rollover and contingency plans will be to reduce or mitigate the risk to the Company from Y2K factors beyond the Company's control.


      The Company has also explored with vendors the impact that the Y2K issue will have on their ability to source products for the Company. Major suppliers of raw materials and other goods and services have been sent a questionnaire regarding their Y2K compliance and their plans to be Y2K compliant. If it is determined that a critical vendor is not adequately addressing the Y2K issue, a contingency plan for that vendor has been or will be identified.


      The engagement of outside consultants to assist with software remediation and project management has not been and is not expected to be material. During fiscal year 1999, the Company estimates that it will incur capital expenditures of approximately $10.0 million as a result of accelerating the rollout of computer operating systems and the replacement of non-compliant process control systems in various plants.

      In addition, the Company estimates that during 1999, approximately 30% of its Information Technology ("IT") personnel will be dedicated to implementation of the Company's Plan. The foregoing allocation of resources is not expected to significantly impact other IT projects as many of the planned and in process projects are normal business system migrations that upgrade and improve the Company's current systems in addition to resolving the Y2K issues.

      The Company believes it is taking reasonable steps which, when fully implemented, will prevent major business interruptions and will minimize the Company's risk of exposure to liability to third parties due to Y2K issues. There can be no assurance, however, that the Company will be successful in its efforts. Further, the costs of the Company's efforts to address Y2K issues and the dates on which the Company believes it will complete the Plan described above are based upon management's best estimates. There can be no assurance that these estimates will prove to be accurate, and the actual cost and progress on these projects could differ materially from those currently anticipated.


      At the present time, the Company does not expect Y2K issues to have a material effect on the Company's results of operations, liquidity or financial condition. The Company believes the decentralized environment of the Company's information systems reduces its overall risk of noncompliance with Y2K issues. The effect, if any, on the Company's results of operations if the Company's customers or its suppliers are not fully Y2K compliant is not reasonably estimable and, therefore, the Company is unable to predict and thus describe its most likely worst case Y2K scenario.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk during the first quarter ended December 31, 1998. Even though the Company does business in Latin America, it was not significantly impacted by the recent economic difficulties in that region. For additional information on market risk, refer to pages 14 and 15 of the Company's 1998 Annual Report.


      FORWARD-LOOKING INFORMATION

      This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results, and Year 2000 compliance. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's domestic and international business; the timely resolution of the Year 2000 issue by the Company and its customers and suppliers; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                             PART II
                        -----------------
                        OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       At the Annual Meeting of Shareholders of Universal Foods Corporation held on January 21, 1999, the shareholders approved the Amended and Restated Articles of Incorporation for Universal Foods Corporation, including an amendment to Section 3.1 thereof increasing the number of authorized shares of common stock from 100,000,000 to 250,000,000. The Amended and Restated Articles of Incorporation, in the form as so approved, were included as Exhibit A to the definitive proxy statement for the Company's Annual Meeting and are incorporated by reference therefrom as an exhibit to this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of Universal Foods
       Corporation was held on Thursday, January 21, 1999. At the meeting the following matters were voted upon by the Shareholders.

       Shares totaling 51,161,121 were entitled to vote at the meeting, and 45,118,453 shares (88.2%) were voted.

       The following persons were elected to a three-year term as Directors of the Company:

                                               For          Against
                                            ---------      ---------

       Richard A. Abdoo                     44,326,941       791,512
       Alberto Fernandez                    44,479,689       638,764
       James L. Forbes                      44,399,083       719,370
       Dr. Carol I. Waslien Ghazaii         44,385,597       732,856


       The following person was elected to a two-year term as Director of the Company:

                                               For          Against
                                            ---------      ---------

       Dr. Fergus M. Clydesdale             44,538,524       579,929

       Dr. Clydesdale was appointed to the Board of Directors in June, 1998 for a three-year term expiring in 2001, subject to ratification of his appointment by the shareholders at the 1999 Annual Meeting.

       The following persons continued in office as Directors in accordance with their previous election:

          Michael E. Batten
          John F. Bergstrom
          James A. D. Croft
          William V. Hickey
          Kenneth P. Manning
          Essie Whitelaw

       The Shareholders approved the Amended and Restated Articles of Incorporation for Universal Foods Corporation, including an amendment to Section 3.1 thereof increasing the number of authorized shares of common stock from 100,000,000 to 250,000,000. See Item 2, above. Of the
       51,161,121 shares entitled to vote at the meeting, 26,382,454 shares voted for ratification, 18,174,727 shares voted against ratification and 561,272 shares abstained.

       The Shareholders also approved an amendment to Section 5.1 of the 1998 Stock Option Plan which adds a limitation on the total number of stock options which may be awarded to any person who is granted options or Restricted Stock under the 1998 Plan over the term of the 1998 Plan. Of the 51,161,121 shares entitled to vote at the meeting, 43,240,211 shares voted for ratification, 1,352,326 shares voted against ratification and 525,916 shares abstained.

       The Shareholders ratified the appointment of Deloitte & Touche LLP, certified public accountants, as the independent auditors of the Company for fiscal 1999. Of the 51,161,121 shares entitled to vote at the meeting, 44,770,164 shares voted for ratification, 209,088 shares voted against ratification and 139,201 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                              Filed
 (a) Exhibit   Description                   Herewith        Incorporated by Reference From
     ------   ---------------             ---------------    ------------------------------


     3.1       Universal Foods Corporation                    Exhibit A to the Company's
               Amended and Restated                           Definitive  Proxy Statement
               Articles of Incorporation                      filed on Schedule 14A on
               adopted January 21,1999                        December  15, 1998
                                                              (Commission File No.1-7626)



      27       Financial Data Schedule.          X



 (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNIVERSAL FOODS CORPORATION



Date:  February 12, 1999    By:  /s/  John L. Hammond
                                ----------------------------
                            John L. Hammond, Vice President,
                            Secretary and General Counsel






Date:  February 12, 1999    By:  /s/  Michael L. Hennen
                                ----------------------------
                               Michael L.Hennen, Corporate Controller