Form 10-Q
period 1999-03-31
UNIVERSAL FOODS CORP
filed 1999-05-14
CIK 310142

=======================================================================


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999
                                 --------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  1-7626
                         ------


                     UNIVERSAL FOODS CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


Wisconsin                               39-0561070
-------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)           Number)

        433 East Michigan Street, Milwaukee, Wisconsin  53202
        -----------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:  (414) 271-6755
                                                   ----------------

                                 NONE
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  X         No
    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                                   Outstanding at April 30, 1999
---------------------------------------           -----------------------------
Common Stock, par value $0.10 per share                50,268,527 shares





=======================================================================

                      UNIVERSAL FOODS CORPORATION

                                 INDEX


                                                                Page No.
                                                                -------
PART I, FINANCIAL INFORMATION:

   Item 1. Financial Statements:
           Consolidated Condensed Balance Sheets
           - March 31, 1999 and September 30, 1998.                 1

           Consolidated Condensed Statements of Earnings
           - Three and Six Months Ended March 31, 1999 and 1998.    2

           Consolidated Condensed Statements of Cash Flows
           - Three and Six Months Ended March 31, 1999 and 1998.    3

           Notes to Consolidated Condensed Financial Statements.    4

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.           6

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                        9

PART II, OTHER INFORMATION:

   Item 4. Submission of Matters to a Vote of Security Holders     10

   Item 6. Exhibits and Reports on Form 8-K.                       10

   Signatures.                                                     11

   Exhibit Index.                                                  12



                                PART I

                         FINANCIAL INFORMATION

                      UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands)


                                                     March 31       September 30
     ASSETS                                            1999             1998
     ------                                          --------         --------
CURRENT ASSETS:
   Cash and cash equivalents                         $  8,848          $ 1,632
   Trade accounts receivable                          127,271          121,833
   Inventory:
     Finished and in-process products                 136,389          145,135
     Raw materials and supplies                        65,741           51,954
   Prepaid expenses and other current assets           44,520           37,201
                                                     --------         --------
   TOTAL CURRENT ASSETS                               382,769          357,755

INVESTMENTS AND OTHER ASSETS                           65,633           60,885

INTANGIBLES                                           235,018          217,007

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
     Land and buildings                               160,661          155,685
     Machinery and equipment                          477,809          469,915
                                                     --------         --------
                                                      638,470          625,600

   Less accumulated depreciation                      280,704          270,021
                                                     --------         --------
                                                      357,766          355,579
                                                     --------         --------

TOTAL ASSETS                                       $1,041,186         $991,226
                                                    =========        =========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                             $ 19,679          $42,773
   Accounts payable and accrued expenses              112,519          122,297
   Salaries, wages and withholdings from employees     14,068           15,744
   Income taxes                                        28,387           22,066
   Current maturities of long-term debt                 6,868            6,940
                                                     --------         --------
   TOTAL CURRENT LIABILITIES                          181,521          209,820

DEFERRED INCOME TAXES                                  25,336           25,489

OTHER DEFERRED LIABILITIES                             20,496           22,619

ACCRUED EMPLOYEE AND RETIREE BENEFITS                  35,840           36,065

LONG-TERM DEBT                                        372,358          291,588

SHAREHOLDERS' EQUITY
   Common stock                                         5,396            5,396
   Additional paid-in capital                          74,657           74,663
   Earnings reinvested in the business                439,343          416,949
                                                     --------         --------
                                                      519,396          497,008
   Less:Treasury stock, at cost                        72,777           51,979
        Accumulated other comprehensive income         39,650           37,845
        Other                                           1,334            1,539
                                                     --------         --------
                                                      405,635          405,645
                                                     --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,041,186         $991,226
                                                    =========        =========

See accompanying notes to Consolidated Condensed Financial Statements.


                     UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In Thousands Except Per Share Amounts)



                                  Three Months           Six Months
                                 Ended March 31        Ended March 31
                              ------------------    ------------------
                                1999      1998         1999      1998
                                ----      ----         ----      ----
Revenue                       $219,914  $205,015     $437,449  $413,904

Cost of products sold          143,777   132,574      285,624   269,581

Selling and administrative
 expenses                       41,152    40,815       85,631    84,417
                              --------  --------     --------  --------
Operating income                34,985    31,626       66,194    59,906

Interest expense                 6,149     5,508       11,906    10,474
                              --------  --------     --------  --------
Earnings before income taxes    28,836    26,118       54,288    49,432

Income taxes                     9,804     8,764       18,381    16,807
                              --------  --------     --------  --------
Net earnings                   $19,032   $17,354      $35,907  $ 32,625
                              ========  ========     ========  ========



Average number of common shares outstanding:

    Basic                       50,678    51,158       50,858    51,069
                                ======    ======       ======    ======
    Diluted                     51,278    51,902       51,507    51,724
                                ======    ======       ======    ======
Net earnings per common share:

    Basic                       $  .38    $  .34       $  .71    $  .64
                                ======    ======       ======    ======
    Diluted                     $  .37    $  .33       $  .70    $  .63
                                ======    ======       ======    ======

Dividends per common share      $.1325    $.1325       $ .265    $ .265
                                ======    ======       ======    ======





See accompanying notes to Consolidated Condensed Financial Statements.


                      UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)


                                                        Six Months Ended
                                                            March 31
                                                       --------------------
                                                         1999        1998
                                                         ----        ----
Net cash provided by operating activities               $31,959     $20,774

Cash flows from investing activities:
 Acquisition of property, plant and equipment           (21,266)    (29,160)
 Acquisition of new businesses (net of cash acquired)   (23,381)    (24,800)
 Other items, net                                        (1,973)     (3,674)
                                                       ---------   ---------
Net cash used in investing activities                   (46,620)    (57,634)

Cash flows from financing activities:
 Proceeds from additional borrowings                    155,715      51,781
 Reduction in debt                                     (100,549)       (934)
 Purchase of treasury stock                             (22,242)     (7,556)
 Dividends                                              (13,513)    (13,530)
 Proceeds from options exercised and other                2,477       7,599
                                                       ---------   ---------
Net cash provided by financing activities                21,888      37,360

Effect of exchange rate changes on cash
  and cash equivalents                                      (11)        (38)

Net increase in cash and cash equivalents                 7,216         462
Cash and cash equivalents at beginning of period          1,632       1,258
                                                       ---------   ---------

Cash and cash equivalents at end of period               $8,848      $1,720
                                                       =========   =========
Cash paid during the period for:
 Interest                                               $11,488     $10,474
 Income taxes                                            11,392      16,369



See accompanying notes to Consolidated Condensed Financial Statements.

                      UNIVERSAL FOODS CORPORATION

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and September 30, 1998 and the results of operations for the three and six month periods ended March 31, 1999 and 1998 and cash flows for the six month periods ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

4. During the six months ended March 31, 1999 and 1998, the Company repurchased 1,084,000 and 180,111 shares of common stock for an aggregate price of $24,344,794 and $7,556,000, respectively.

5. For the six months ended March 31, 1999, depreciation and amortization were $21,469,000 and $3,431,000, respectively. For the six months ended March 31, 1998, depreciation and amortization were $18,970,000 and $2,940,000, respectively.

6. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to stockholders. The adoption of this statement had no impact on net earnings. Comprehensive income for all periods presented consists of net earnings and foreign currency translation adjustments. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. There are no reclassification adjustments to be reported.

   The components of comprehensive income for the periods presented are as follows (in thousands):

                                          Three Months         Six Months
                                         Ended March 31      Ended March 31
                                       -----------------   ------------------
                                         1999     1998        1999       1998
                                         ----     ----        ----       ----
   Net earnings                        $19,032   $17,354     $35,907   $32,625
   Other comprehensive income (loss):
     Foreign currency translation
     adjustment                         (2,523)  (1,450)     (1,805)   (5,847)
                                      --------  --------    --------  --------
   Comprehensive income                $16,509   $15,904     $34,102   $26,778
                                      ========  ========    ========  ========

7. The Financial Accounting Standards Board has issued statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for the Company in fiscal 1999 but does not require interim disclosure in the year of adoption. The Company is currently evaluating the impact of this new pronouncement.

8. During the second quarter, the Company acquired for cash
   Les Colorants Wackherr located in Paris, France, and certain assets of Quimica Universal located in Lima, Peru. Les Colorants Wackherr formulates and produces colors for major cosmetic houses throughout Europe, Asia and North America. Quimica Universal specializes in the production of carminic acid and annatto, natural colors used in food and other applications. The two companies have annual combined revenues of approximately $18 million.

9. On March 25, 1999, the Company issued $150,000,000 of Notes due April 1, 2009, with an annual stated interest rate of 6.50%. The Notes are unsecured and pay interest semi-annually on April 1 and October 1 of each year.

10.On April 19, 1999, the Company acquired Pointing Holdings, Ltd., a manufacturer of food colors, flavors and specialty chemicals headquartered in the United Kingdom. Annual revenue is approximately $43 million with 60% of sales from Europe and the remaining 40% in North America, South America and Australia.
   The purchase price was paid with a combination of cash, notes and the assumption of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS:

      Revenue for the three and six months ended March 31, 1999 was $219,914,000 and $437,449,000, respectively, compared with $205,015,000 and $413,904,000 a year ago. Revenue for the three months ended March 31, 1999 increased by 7.3% as all divisions recorded increases over the prior year. The Color division, up 14.3%, achieved gains in domestic volumes along with increased international sales which benefited from recent acquisitions. The Flavor division revenue increased 7.6% as a result of strong domestic sales. For the six months ended March 31, 1999, all divisions reported revenue increases from last year resulting in an overall 5.7% increase in revenue.

      Gross profit margins were 34.6% for the second quarter of fiscal 1999 compared with 35.3% for the same period last year. For the first six months, gross profit margins were 34.7% compared to 34.9% during the same period last year. The decrease in gross margins resulted primarily from higher raw material and processing costs of garlic products in the Dehydrated division and product mix in the other divisions.

      Selling and administrative expenses decreased to 18.7% of revenue during the second quarter from 19.9% during the same period last year. For the first six months of fiscal 1999, selling and administrative expenses decreased to 19.6% of revenue from 20.4% last year. The benefits from business and plant consolidations continue to favorably impact selling and administrative expenses.

      Interest expense in the second quarter increased to $6,149,000 from $5,508,000 in the same period last year. Interest expense was $11,906,000 and $10,474,000 for the six months ended March 31, 1999 and 1998, respectively. The increase in interest expense is the result of additional debt outstanding to fund acquisitions.


      FINANCIAL CONDITION:

      The current ratio increased  to 2.1 at March 31, 1999 from
      1.7 at September 30, 1998. Net working capital increased $53,313,000 from September 30, 1998 to $201,248,000 at March
      31, 1999. The increase in net working capital is primarily due to the reduction in short-term borrowings as a result of their refinancing in connection with the issuance of the Notes.

      Net cash provided by operating activities was $31,959,000 for the six months ended March 31, 1999, compared to $20,774,000 for the six months ended March 31, 1998. The increase in cash provided by operating activities in fiscal 1999 was primarily due to higher earnings and depreciation and amortization combined with lower income tax payments and benefit plan contributions.

      Net cash used in investing activities was $46,620,000 for the six months ended March 31, 1999 compared with $57,634,000 in fiscal 1998. The majority of the decrease was caused by the timing of capital expenditure projects in fiscal 1999.

      Net cash provided by financing activities was $21,888,000 for the six months ended March 31, 1999 compared with $37,360,000 last year. Proceeds from the issuance of $150,000,000 of Notes were used to reduce short-term borrowings which were previously incurred to fund acquisitions and capital expenditures and for general corporate purposes. Dividends of $13,513,000 and $13,530,000 were paid during the first six months of fiscal 1999 and 1998, respectively.

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

      To date, key financial, operational, and informational systems, including equipment with embedded microprocessors, have been inventoried and assessed. Detailed plans have been developed, and implementation of those plans has occurred or is occurring. System implementation at the Company has included upgrading system code and/or replacing hardware, and upgrading or replacing current systems. The Plan also includes an evaluation of the Company's communication systems, security systems and other non-IT systems for purposes of determining whether Y2K issues exist. Since most of the business critical systems at Universal Foods have been purchased from third party vendors, the majority of remedies have been through upgrades. When available, written certifications of Y2K compliance for these systems are being obtained.

      Because of the nature of action plan implementation and system testing, system testing activities will overlap implementation activities. System testing has begun at many of the divisions. All business critical systems as well as all interfaces between the various systems will be tested. Once a system has been tested, no upgrades or modifications will be made to that system until after March 2000. It is expected that Y2K testing will be substantially completed by September 1999.

      The creation of rollover and contingency plans began in March 1999 and is expected to be completed by July 1999.
      The purpose of the rollover and contingency plans will be to reduce or mitigate the risk to the Company from Y2K factors beyond the Company's control.

      The Company has also explored with vendors the impact that the Y2K issue will have on their ability to source products for the Company. Major suppliers of raw materials and other goods and services have been sent a questionnaire regarding their Y2K compliance and their plans to be Y2K compliant.
      If it is determined that a critical vendor is not adequately addressing the Y2K issue, a contingency plan for that vendor has been or will be developed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk during the six months ended March 31, 1999. For additional information on market risk, refer to pages 14 and 15 of the Company's 1998 Annual Report.

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

                                PART II

                           OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The information responsive to this item was provided in, and is incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998, filed on February 12, 1999.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit 27 Financial Data Schedule

   (b)  A report on Form 8-K dated March 24, 1999, was filed on
        March 25, 1999, in connection with the Company's issuance of its 6.50% Notes due April 1, 2009.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNIVERSAL FOODS CORPORATION



Date:  May 14, 1999           By:  /s/  John L. Hammond
                              ---------------------------------------
                              John L. Hammond, Vice President,
                              Secretary and General Counsel






Date:  May 14, 1999           By:  /s/  Michael L. Hennen
                              ---------------------------------------
                              Michael L. Hennen, Corporate Controller

                      UNIVERSAL FOODS CORPORATION
                           EXHIBIT INDEX TO
                     QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED MARCH 31, 1999




Exhibit                            Incorporated by         Filed
Number        Description           Reference From        Herewith
-------  -------------------    --------------------     --------

3.1     Universal Foods          Exhibit A to the
        Corporation Amended and  Registrant's
        Restated Articles of     Definitive Proxy
        Incorporation adopted    Statement filed on
        January 21, 1998         Schedule 14A on
                                 December 15, 1998
                                 (Commission File No.
                                 1-7626)

3.2     Universal Foods          Exhibit 3.2 to Annual
        Corporation Restated     Report on Form 10-K
        Bylaws                   for the fiscal year
                                 ended September 30,
                                 1995 (Commission File
                                 No. 1-7626)

4.1     Rights Agreement dated   Exhibit 1.1 to
        as of August 6, 1998,    Registration Statement
        between Registrant and   on Form 8-A dated July
        Firstar Trust Company    20, 1998 (Commission
                                 File No. 1-7626)


4.2     Indenture between        Exhibit  4.1 to
        Registrant and The       Registration Statement
        First National Bank of   on Form S-3 dated
        Chicago, as Trustee,     November 9, 1998
        relating to the          (Commission as Trustee
        Registrant's 6.50% Notes File 333-67015) due April 1, 2009.

4.3     Pricing Agreement dated  Exhibit 99.1 to
        as of March 22, 1999,    Registrant's Current
        between the Registrant   Report on Form 8-K
        and Goldman, Sachs &     dated March 24, 1999
        Co., First Chicago       and filed March 25,
        Capital Markets, Inc.,   1999 (Commission File
        and ABN AMRO             No. 1-7626)
        Incorporated relating
        to the Registrant's
        6.50% Notes due April
        1, 2009.

10.3    Underwriting Agreement   Exhibit 1.1 to
        dated as of March 22,    Registrant's Current
        1999, between the        Report on Form 8-K
        Registrant and Goldman,  dated March 24, 1999
        Sachs & Co.,  First      and filed March 25,
        Chicago Capital          1999 (Commission File
        Markets, Inc., and ABN   No. 1-7626)
        AMRO Incorporated

27      Financial Data Schedule                                X