Form 10-Q
period 1999-06-30
UNIVERSAL FOODS CORP
filed 1999-08-13
CIK 310142

=======================================================================



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1999
                                 -------------

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
                                                     --------------

                                 NONE
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.

    Yes   X         No
        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


          Class                                   Outstanding at July 31, 1999
---------------------------------------           ----------------------------
Common Stock, par value $0.10 per share                50,278,292  shares





=============================================================================

                     UNIVERSAL FOODS CORPORATION

                                INDEX



                                                                 Page No.
                                                                 -------

PART I, FINANCIAL INFORMATION:

   Item 1. Financial Statements:
           Consolidated Condensed Balance Sheets
           - June 30, 1999 and September 30, 1998.                  1

           Consolidated Condensed Statements of Earnings
           - Three and Nine Months Ended June 30, 1999 and 1998.    2

           Consolidated Condensed Statements of Cash Flows
           - Nine Months Ended June 30, 1999 and 1998.              3

           Notes to Consolidated Condensed Financial Statements.    4

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                     6

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk.                                             9

PART II, OTHER INFORMATION:

   Item 4. Submission of Matters to a Vote of Security Holders.    10

   Item 6. Exhibits and Reports on Form 8-K.                       10

   Signatures.                                                     11

   Exhibit Index.                                                  12



                                    PART I

                             FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)


                                                     June 30   September 30
     ASSETS                                            1999       1998
     ------                                         ---------   ---------

CURRENT ASSETS:
   Cash and cash equivalents                         $ 7,533     $ 1,632
   Trade accounts receivable                         136,373     121,833
   Inventory:
     Finished and in-process products                143,692     145,135
     Raw materials and supplies                       62,808      51,954
   Prepaid expenses and other current assets          46,430      37,201
                                                   ---------   ---------
   TOTAL CURRENT ASSETS                              396,836     357,755

INVESTMENTS AND OTHER ASSETS                          67,710      60,885

INTANGIBLES                                          265,103     217,007

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
    Land and buildings                               159,898     155,685
    Machinery and equipment                          495,667     469,915
                                                   ---------   ---------
                                                     655,565     625,600

   Less accumulated depreciation                     291,314     270,021
                                                   ---------   ---------
                                                     364,251     355,579
                                                   ---------   ---------
TOTAL ASSETS                                      $1,093,900   $ 991,226
                                                   =========   =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                             $29,144     $42,773
   Accounts payable and accrued expenses             123,005     122,297
   Salaries wages and withholdings from employees     14,836      15,744
   Income taxes                                       28,492      22,066
   Current maturities of long-term debt                6,903       6,940
                                                   ---------   ---------
   TOTAL CURRENT LIABILITIES                         202,380     209,820

DEFERRED INCOME TAXES                                 25,348      25,489

OTHER DEFERRED LIABILITIES                            19,347      22,619

ACCRUED EMPLOYEE AND RETIREE BENEFITS                 35,482      36,065

LONG-TERM DEBT                                       392,263     291,588

SHAREHOLDERS' EQUITY
   Common stock                                        5,396       5,396
   Additional paid-in capital                         74,584      74,663
   Earnings reinvested in the business               453,412     416,949
                                                   ---------   ---------
                                                     533,392     497,008
   Less: Treasury stock, at cost                      72,623      51,979
         Accumulated other comprehensive income       40,458      37,845
         Other                                         1,231       1,539
                                                   ---------    ---------
                                                     419,080     405,645
                                                   ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,093,900    $991,226
                                                   =========    =========

See accompanying notes to Consolidated Condensed Financial Statements.


                     UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In Thousands Except Per Share Amounts)




                                 Three Months          Nine Months
                                Ended June 30         Ended June 30
                               ----------------      ----------------

                                 1999     1998         1999    1998
                              --------  --------     -------- --------

Revenue                       $236,556  $214,506     $674,005 $628,410

Cost of products sold          154,577   139,512      440,201  409,093

Selling and administrative
  expenses                      43,845    40,347      129,476  124,764
                              --------  --------     -------- --------
Operating income                38,134    34,647      104,328   94,553

Interest expense                 7,260     5,595       19,166   16,069
                              --------  --------     -------- --------
Earnings before income taxes    30,874    29,052       85,162   78,484

Income taxes                    10,148     9,878       28,529   26,685
                              --------  --------     -------- --------

Net earnings                   $20,726   $19,174      $56,633  $51,799
                              ========  ========     ======== ========



Average number of common shares outstanding:

    Basic                       50,181    51,320       50,632   51,153
                                ======    ======       ======   ======

    Diluted                     50,704    52,131       51,239   51,859
                                ======    ======       ======   ======
Net earnings per common share:

    Basic                       $  .41    $  .37        $1.12    $1.01
                                ======    ======       ======   ======

    Diluted                     $  .41    $  .37        $1.11    $1.00
                                ======    ======       ======   ======

Dividends per common share      $.1325    $.1325       $.3975   $.3975
                                ======    ======       ======   ======



See accompanying notes to Consolidated Condensed Financial Statements.


                     UNIVERSAL FOODS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)



                                                        Nine Months Ended
                                                             June 30
                                                        ------------------
                                                          1999      1998
                                                          ----      ----

Net cash provided by operating activities               $69,167    $56,470
                                                        -------    -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment           (38,920)   (42,730)
 Acquisition of new businesses (net cash acquired)      (52,958)   (47,281)
 Other items, net                                        (4,124)    (6,257)
                                                        -------    -------

Net cash used in investing activities                   (96,002)   (96,268)
                                                        -------    -------
Cash flows from financing activities:
 Proceeds from additional borrowings                    172,202     67,226
 Reduction in debt                                      (98,046)    (1,353)
 Purchase of treasury stock                             (24,018)   (14,090)
 Dividends                                              (20,170)   (20,350)
 Proceeds from options exercised and other                3,100     12,217
                                                        -------    -------
Net cash provided by financing activities                33,068     43,650
                                                        -------    -------
Effect of exchange rate changes on cash and
 cash equivalents                                          (332)      (408)

Net increase in cash and cash equivalents                 5,901      3,444
Cash and cash equivalents at beginning of period          1,632      1,258
                                                        -------    -------
Cash and cash equivalents at end of period               $7,533     $4,702
                                                        =======    =======
Cash paid during the period for:
 Interest                                               $17,032    $16,907
 Income taxes                                            20,173     20,265




See accompanying notes to Consolidated Condensed Financial Statements.

                 UNIVERSAL FOODS CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and September 30, 1998 and the results of operations for the three and nine month periods ended June 30, 1999 and 1998 and cash flows for the nine month periods ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1998, for a description of the accounting policies, which have been continued without change (except as discussed in Note 6), and for additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred.
   However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. During the nine months ended June 30, 1999 and 1998, the Company repurchased 1,084,000 and 736,391 shares of common stock for an aggregate price of $24,018,000 and $14,967,000, respectively.

5. For the nine months ended June 30, 1999, depreciation and amortization were $31,964,000 and $5,427,000, respectively. For the nine months ended June 30, 1998, depreciation and amortization were $28,667,000 and $4,490,000, respectively.

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

   The components of comprehensive income for the periods presented are as follows (in thousands):

                                          Three Months       Nine Months
                                         Ended June 30      Ended June 30
                                         --------------     --------------
                                         1999      1998      1999     1998
                                         ----      ----      ----     ----

   Net earnings                        $20,726   $19,174   $56,633   $51,799
   Other comprehensive income (loss):
     Foreign currency translation
      adjustment                          (808)   (4,498)   (2,613)  (10,345)
                                       --------  --------  --------  --------
   Comprehensive income                $19,918   $14,676   $54,020   $41,454
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

11.On July 14, 1999, the Company announced an agreement to acquire
   Nino Fornaciari fu Riccardo, S.N.C., a premier manufacturer of natural colors for the food and beverage industries. Fornaciari is located in Reggio Emilia, Italy. Annual revenue is approximately $10 million. The acquisition for cash should be completed in the fourth quarter.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS:

       Revenue for the three and nine months ended June 30, 1999 was $236,556,000 and $674,005,000, respectively, compared with $214,506,000 and $628,410,000 a year ago. Revenue for the three months ended June 30, 1999 increased by 10.3% over the prior year. Four of the five divisions reported revenue growth for the third quarter. For the nine months ended June 30, 1999, all divisions reported increased revenue compared to the prior year. The Color division revenue reached record levels with an increase of 30.8% for the quarter ended June 30, 1999. This was due to gains in domestic volumes combined with increased international revenue partially due to recent acquisitions. The Flavor division, up 6.0% for the quarter, reported improvements in all product groups, with significant gains in dairy and beverage in the U.S. Asia Pacific revenue grew 28.4%, driven by higher volumes of flavor and color products. The Dehydrated division revenue declined for the quarter primarily as a result of reduced volume caused by the U.S. garlic crop shortage.

       Gross profit margins were 34.7% for the third quarter of fiscal 1999 compared with 35.0% for the same period last year. For the nine months, gross profit margins were 34.7% compared to 34.9% during the same period last year. The decrease in gross profit margins resulted primarily from higher processing costs for garlic products in the Dehydrated division and a change in the product mix in the Color division, partially offset by lower raw material costs in the other divisions. In the third quarter the Company decided to close its frozen vegetable processing operations in Ireland. Costs to exit the business were recognized in the third quarter and did not have a material impact on consolidated results. The exit costs were substantially offset by gains on the sale of other assets and from the favorable settlement of a previously reserved litigation claim.

       Selling and administrative expenses decreased to 18.5% of revenue during the third quarter from 18.8% during the same period last year. For the nine months ended June 30, 1999, selling and administrative expenses decreased to 19.2% of revenue from 19.9% last year.

       Interest expense in the third quarter increased to $7,260,000 from $5,595,000 in the same period last year. Interest expense was $19,166,000 and $16,069,000 for the nine months ended June 30, 1999 and 1998, respectively. The increase in interest expense is primarily the result of increased debt outstanding.

       FINANCIAL CONDITION:

       The current ratio increased to 2.0 at June 30, 1999 from 1.7 at September 30, 1998. Net working capital increased $46,521,000 from September 30, 1998 to $194,456,000 at June
       30, 1999. The increase in net working capital is due to a reduction in short-term borrowings as a result of the issuance in March 1999 of $150,000,000 of Notes and an increase in net current assets which were added through acquisitions.

       Net cash provided by operating activities was $69,167,000 for the nine months ended June 30, 1999, compared to $56,470,000 for the nine months ended June 30, 1998. The increase in cash provided by operating activities in fiscal 1999 was primarily due to higher earnings plus increased depreciation and amortization expense.

       Net cash used in investing activities was $96,002,000 for the nine months ended June 30, 1999 compared with $96,268,000 for the nine months ended June 30, 1998.

       Net cash provided by financing activities was $33,068,000 for the nine months ended June 30, 1999 compared with $43,650,000 last year. Proceeds from the issuance of $150,000,000 of Notes were used to reduce short-term borrowings that were previously incurred to fund acquisitions, to fund capital expenditures and to meet working capital needs. Dividends of $20,170,000 and $20,350,000 were paid during the nine months ended June 30, 1999 and 1998, respectively.

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

       To date, key financial, operational, and informational systems, including equipment with embedded microprocessors, have been inventoried and assessed. Detailed plans have been developed, and a majority of those plans have been implemented. System implementation at the Company has included upgrading system code and/or replacing hardware, and upgrading or replacing current systems. The Plan also included an evaluation of the Company's communication systems, security systems and other non-IT systems for purposes of determining whether Y2K issues exist. Since most of the business critical systems at Universal Foods have been purchased from third party vendors, the majority of remedies have been through upgrades. When available, written certifications of Y2K compliance for these systems have been obtained.

       Because of the nature of implementation plans for business critical systems, system testing activities have overlapped implementation activities. System testing has been completed at many of our divisional sites. Once a system has been tested, no upgrades or modifications will be made to that system until after March 2000. It is expected that Y2K testing will be substantially completed by September 1999.

       The creation of rollover and contingency plans began in March 1999. A majority of the plans are expected to be completed by September 1999. The purpose of the rollover and contingency plans will be to reduce or mitigate the risk to the Company from Y2K factors beyond the Company's control.

       The Company has also explored with vendors the impact that the Y2K issue will have on their ability to source products for the Company. Major suppliers of raw materials and other goods and services have been sent a questionnaire regarding their Y2K compliance and their plans to be Y2K compliant.
       If it is determined that a critical vendor is not adequately addressing the Y2K issue, a contingency plan for that vendor will be developed.

       The costs of outside consultants to assist with software remediation and project management has not been and is not expected to be material. During fiscal 1999, the Company estimates that it will incur capital expenditures of approximately $10.0 million as a result of accelerating the rollout of computer operating systems and the replacement of non-compliant process control systems in various plants. In addition, the Company estimates that during 1999, approximately 30% of its Information Technology ("IT") personnel will be dedicated to implementation of the Company's Plan. The foregoing allocation of resources is not expected to significantly impact other IT projects as many of the planned and in process projects are normal business system migrations that upgrade and improve the Company's current systems in addition to resolving Y2K issues.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the Company's market risk during the nine months ended June 30, 1999. For additional information on market risk, refer to pages 14 and 15 of the Company's 1998 Annual Report.

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

                             PART II

                          OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The information responsive to this item was provided in, and is incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998, filed on February 12, 1999.





ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)Exhibit 27 Financial Data Schedule

       (b)No reports on Form 8-K were required to be filed during the quarter ended June 30, 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNIVERSAL FOODS CORPORATION



Date:  August 13, 1999        By:  /s/  John L. Hammond
                              ---------------------------------------
                              John L. Hammond, Vice President,
                              Secretary and General Counsel






Date:  August 13, 1999        By:  /s/  Michael L. Hennen
                              ---------------------------------------
                              Michael L. Hennen, Corporate Controller

                     UNIVERSAL FOODS CORPORATION
                         EXHIBIT INDEX TO
                    QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED JUNE 30, 1999




Exhibit                             Incorporated by       Filed
Number        Description           Reference From       Herewith
------  -----------------------  ---------------------  ----------

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

4.2     Indenture between        Exhibit  4.1 to
        Registrant and The       Registration Statement
        First National Bank of   on Form S-3 dated
        Chicago, as Trustee,     November 9, 1998
        relating to the          (Commission File 333-
        Registrant's 6.50%       67015)
        Notes due April 1,
        2009.

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

27      Financial Data Schedule                             X