Form 10-K
period 1999-09-30
UNIVERSAL FOODS CORP
filed 1999-12-28
CIK 310142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                               ------------    ------------

                          Commission File Number 1-7626


                           UNIVERSAL FOODS CORPORATION
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               WISCONSIN                            39-0561070
      -------------------------------   -----------------------------------
      (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

           433 EAST MICHIGAN STREET
           MILWAUKEE, WISCONSIN                        53202
      ----------------------------------------      -----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (414) 271-6755



           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                         NAME OF EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
-----------------------------------------         ------------------------------

       Common Stock, $.10 par value                New York Stock Exchange, Inc.
Associated Preferred Share Purchase Rights



           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of December 3, 1999: 53,954,874 shares of Common Stock, $.10 par value, including 3,720,851 treasury shares.

     Aggregate market value of Universal Foods Corporation Common Stock, excluding treasury shares, held by non-affiliates as of December 3, 1999 was $1,052,579,853. In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers, and any persons filing a Schedule 13D or Schedule 13G are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Universal Foods Corporation Annual Report to Shareholders for the fiscal year ended September 30, 1999 (Parts I, II and IV of Form 10-K)

     2. Portions of Universal Foods Corporation Notice of Annual Meeting and Proxy Statement of the Company dated December 17, 1999 (Parts II and III of Form 10-K)

                                     PART I

ITEM 1.   BUSINESS--FOOD AND OTHER INDUSTRIES

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

DESCRIPTION OF BUSINESS

     Universal Foods Corporation is an industrial marketer of high-performance components that add functionality to foods, cosmetics, pharmaceuticals and other products. The Company's principal products include:

- flavors, flavor enhancers, and aroma chemicals for foods, beverages, dairy/ice cream products, animal feed, personal care and household items;

- certified synthetic and natural colors for foods, cosmetics, specialty inks and pharmaceuticals;

-    dehydrated vegetable products sold primarily to food processors; and

-    a broad line of yeast products for commercial baking and other uses.

     The Company's operations, except for the Asia Pacific Division, are managed on a products and services basis. The Company's two reportable segments are the Performance Products Group and the Natural Products Group.

                              PERFORMANCE PRODUCTS

     The Company's Performance Products Group produces flavor and color products that impart a desired taste, smell or color to a broad range of consumer products.

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

COLOR DIVISION

     The Company believes it is the world's leading manufacturer of certified food colors. It makes certified synthetic and natural colors for domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. It also makes ink-jet inks and other high-purity organic dyes. The Color Division operates through the Company's subsidiary, Warner-Jenkinson Company Inc., which has its principal manufacturing facility in Missouri and other subsidiaries with plants in New Jersey, Canada, Mexico, France, Italy, the United Kingdom, and the Netherlands.

     The Company became a supplier of ink-jet inks for the ink-jet printer market with the acquisition of Tricon Colors, Inc. in 1997. It produces pharmaceutical colors, ink-jet inks and other high-purity organic dyes in the Tricon plant, which is located in New Jersey. In September 1997, the Company strengthened its presence in Latin America by acquiring certain assets of the food color business of Pyosa, S.A. de C.V., which is located in Monterrey, Mexico. In September 1998, the Company acquired Italian natural color producer Reggiana Antociani S.R.L., a company which specializes in the production of anthocyanin, which is extracted from grape skins for use in fruit juices, flavored teas, wine coolers and fruit fillings, strengthening the Company's offerings in natural colors, the fastest growing segment of the worldwide food colors market. In February 1999, the Company expanded its cosmetics business through the purchase of Les Colorants Wackherr, a Paris-based producer of colors for major cosmetics houses throughout Europe, Asia and North America. Also in February 1999, the Company further developed its natural colors offerings by acquiring certain assets of Quimica Universal, a Peruvian producer of carminic acid and annatto, natural colors used in food and other applications. The Company acquired Pointing Holdings Limited, a manufacturer of food colors, flavors and specialty chemicals located in the United Kingdom in April 1999. The Pointing international color business significantly strengthened the Company's worldwide color capabilities. In August 1999, the Company acquired certain assets of Nino Fornaciari fu Riccardo SNC, an Italian producer of natural colors for the food and beverage industries.

                             NATURAL PRODUCTS GROUP

     The Natural Products Group produces dehydrated vegetable and yeast products which are used as ingredients in the manufacture of various food products.

DEHYDRATED PRODUCTS DIVISION

     The Company believes it is the third largest producer of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. The Dehydrated Products Division operates in the United States through the Company's subsidiary, Rogers Foods Inc., which has its processing facilities in California.

     The Company believes it is one of the leading dehydrators of specialty vegetables in Europe. During 1994 and 1995, the Company acquired three European dehydrated vegetable processors. The acquisitions gave the Company a base from which to expand its dehydrated products business internationally, as the acquisitions included processing facilities in the Netherlands, France and Ireland. These acquisitions also expanded the Company's dehydrated technology base to include puffed drying, freeze drying and vacuum drying. Vegetables processed using these technologies rehydrate faster and absorb water more effectively than vegetables processed using straight heat drying methods. This is a benefit with today's convenience foods such as soups, snacks and other dry foods.

RED STAR YEAST & PRODUCTS DIVISION

     The Company believes it is the largest North American supplier of yeast to the commercial bakery market. It also exports yeast and related products throughout the world. The Company specializes in the production of baker's yeast in cream (liquid), compressed (semi-solid), and active dry form, as well as nutritional yeast and yeast used in the wine-making process, which are all sold under the RED STAR trademark. The Company sells active dry yeast to food processors for inclusion in bread, pizza and similar mixes.

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

     Red Star Yeast & Product's yeast plants are located in Wisconsin, Maryland and California.

                    -----------------------------------------

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

     The Company's research, development and quality assurance personnel make significant contributions toward improving existing products and developing new products tailored to its customer's needs, while providing on-going technical support and know-how to the Company's manufacturing activities. The Company employs approximately 220 people in research, development and quality assurance. Expenditures for research, development and quality assurance in 1999 were $29.5 million compared with $29.4 million in 1998 and $31.5 million in 1997. Of the foregoing amounts, approximately $20.5 million in 1999, $18.7 million in 1998 and $19.7 million in 1997 were research and development expenses.

     As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Facilities currently certified include Universal Flavors facilities in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom and Canada; Warner-Jenkinson facilities in the United States, the Netherlands and United Kingdom; Dehydrated Products facilities in the United States, France and the Netherlands; and Asia Pacific facilities in the Philippines.

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

     - Flavor. Competition to supply the flavor industry has taken on an increasingly global nature. Most of the Company's customers do not buy all their flavor products from a single supplier. As a result, the Company does not compete with a single company in all product categories. Competition for the supply of flavors is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price.

     - Color. Although statistics are not available, the Company believes that it is one of the world's largest producers of synthetic and natural colors. State-of-the-art equipment, the latest process technology, a Color Service Laboratory unequaled in the industry, and the most complete range of synthetic and natural colors constitute the basis for its market leadership position. Strategic acquisitions continue to enhance product and process technology synergies, as well as a growing international presence.

     - Dehydrated. Competition for dehydrated onion, garlic, capsicums, carrots and parsley products, the main products of the Dehydrated Products Division, is limited to three main competitors. Competition for other dehydrated business is limited to single, as opposed to multiple, product lines. State-of-the-art dehydration technology, extensive plant breeding and seed development programs, and comprehensive crop management techniques produce consistent, top-quality dehydrated products which helps the Company maintain its competitive position. Competition for dehydrated business is on the basis of quality, customer service and price.

     - Yeast. The Company believes that it is the largest supplier of commercial baker's yeast and the second largest supplier of retail yeast in North America. In both the commercial and retail yeast areas, the Company competes with several yeast producers. Competition for the supply of yeast is on the basis of quality, customer service and price.

     - Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Division, the Company is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

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

     In addition, the discussion of operational activities in the "Business Profile" on Pages 4 and 5 of the 1999 Annual Report to Shareholders is incorporated by reference.

RAW MATERIALS

     In producing its products, the Company uses a wide range of raw materials. Chemicals and petrochemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are obtained from local vendors. Flavor enhancers and secondary flavors are produced from brewer's yeast, baker's yeast from the Company's own operations, and vegetable materials such as corn and soybean. The acquisition of the Biolux Group in 1994 provides long-term supply arrangements for brewer's yeast to be used for European production needs. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.

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

FOREIGN OPERATIONS

     Note 12 of the Consolidated Financial Statements of the Company contained in the Universal Foods Corporation 1999 Annual Report is incorporated herein by reference.

PATENTS, FORMULAE AND TRADEMARKS

     The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.


EMPLOYEES

     As of September 30, 1999, the Company employed 4,252 persons in the U.S. and worldwide. A total of 652 U.S. employees are represented by one of the three unions with which the Company has collective bargaining relationships pursuant to eleven collective bargaining agreements.

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

ITEM 2.   PROPERTIES

     Domestically, the Company operated 16 manufacturing and processing plants in eight states as of September 30, 1999. Three plants produced yeast, two facilities produced flavor enhancers and other bioproducts, three produced dehydrated products, five plants produced colors and related products, and three plants produced flavors. None of these properties are held subject to any material encumbrances. At September 30, 1999, the Company operated 32 foreign manufacturing facilities located in 14 foreign countries. Of these facilities, five produced flavor enhancers and other bioproducts, three manufactured dehydrated and frozen vegetables, eight produced colors, 15 produced or distributed flavors and aroma chemicals, and one produced both flavors and colors. In addition, the Company has minority interests in seven companies located in the U.S. and five foreign countries.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings related to its business. The Company believes that adverse decisions in these proceedings would not, in the aggregate, subject the Company to damages of a material amount.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of fiscal 1999.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the registrant and their ages as of December 1, 1999 are as follows:

                               EXECUTIVE OFFICERS

        Name                       Age                        Position
-----------------------            ---             --------------------------------
Kenneth P. Manning                  57             Chairman, President and Chief Executive Officer
Patrick R. Bartling                 43             Vice President and Group Executive - Natural Products
Richard Carney                      49             Vice President - Human Resources
Steven O. Cordier                   43             Vice President and Treasurer
Michael DuBois                      53             President - Flavor
Michael Fung                        49             Vice President and Chief Financial Officer
John L. Hammond                     53             Vice President, Secretary and General Counsel
Michael L. Hennen                   46             Vice President and Controller
Richard F. Hobbs                    52             Vice President - Administration
R. Steven Martin                    43             Vice President and Group Executive -
                                                       Performance Products
James F. Palo                       59             President - Dehydrated Products
Jorge Slater                        52             President - Asia Pacific
K.T. Thomas Tchang                  48             President - Red Star Yeast & Products
William Tesch                       49             Vice President; Vice President - Operations, Red Star
                                                       Yeast & Products
Michael A. Wick                     56             President - Color
Dr. Ho-Seung Yang                   51             Vice President - Technologies

     Messrs. Bartling, Cordier, DuBois, Fung, Hammond, Hennen, Martin, Slater, Tchang, Tesch and Yang have been employed by the Company in an executive capacity for less than five years. All of the other individuals named above have been employed by the Company for at least five years.

     Mr. Bartling joined the Company in January 1999 as Vice President and Group Executive. From 1995 to 1999, he served as General Manager of the Automotive Division of Modine Manufacturing Company, a leading manufacturer of automotive parts. Prior to that Mr. Bartling served as Vice President - Operations of MagneTek, a manufacturer of drive systems.

     Mr. Cordier joined the Company in October 1995 as Treasurer. In September 1999, Mr. Cordier was elected a Vice President of the Company. From 1990 until joining the Company he was Director of Financial Planning at International Flavors and Fragrances, Inc.

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

         Mr. Fung joined the Company in June 1995 as Vice President and Chief Financial Officer. From 1992 to 1995 he served as Senior Vice President and Chief Financial Officer for Vanstar Corporation, a leading provider of products and services to design, build and manage computer network infrastructures for large enterprises. From 1988 to 1992, Mr. Fung was Vice President and Chief Financial Officer of

Bass Pro Shops and Tracker Marine Corporation, privately held companies operated under common ownership involved in the manufacture and marketing of outdoor sporting goods. From 1977 to 1988, Mr. Fung was employed by the Beatrice Company in various positions, ultimately as Vice President and Controller.

     Mr. Hammond joined the Company in January 1998, as Vice President, Secretary and General Counsel. From 1992 to 1997, Mr. Hammond was employed by The Providence Journal Company, a newspaper, cable and broadcast television company, initially as Vice President - Legal, and subsequently as Vice President, General Counsel and Chief Administrative Officer. From 1989 to 1992, Mr. Hammond was Vice President, General Counsel and Secretary of Landstar System, Inc., a trucking company. Prior to that, Mr. Hammond was employed by The Singer Company for ten years and was Deputy General Counsel at the time of his departure.

     Mr. Hennen joined the Company in January 1995 as Controller. In September 1999, Mr. Hennen was elected a Vice President of the Company. From 1985 until joining the Company he was a Senior Manager at Deloitte & Touche LLP, a public accounting firm providing audit and tax services to the Company as its outside auditor.

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

     Dr. Yang was elected Vice President - Technologies in January 1998. From 1990 to 1998, Dr. Yang was employed by Sunkyong Industries in Seoul, Korea, where he held the positions of managing director of corporate planning and development, managing director, group chairman's office and director, life science and development.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 1999 appearing under "Common Stock prices and dividends" on Page 34 of the 1999 Annual Report to Shareholders are incorporated by reference. In fiscal 1999, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. In addition to the restrictions contained in its Amended and Restated Articles of Incorporation, the Company is subject to restrictions on the amount of dividends which may be paid on its common stock under the provisions of various credit agreements. On the basis of the consolidated financial statements of the Company as of September 30, 1999, $18,740,000 is available for the payment of dividends on the common stock of the Company under the most restrictive loan covenants.

     On January 27, 1994 the Board of Directors established a share repurchase program which authorizes the Company to repurchase up to 5 million shares. As of September 30, 1999, 4,145,096 shares had been repurchased under that program.

     On June 25, 1998, the Board of Directors of the Company adopted a preferred stock shareholder rights plan which is described at Note 7 of Notes to Consolidated Financial Statements - "Shareholders' Equity" on Pages 25 and 26 of the 1999 Annual Report to Shareholders and which is incorporated by reference.

     The number of shareholders of record on December 3, 1999 was 5,121.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data required by this item is incorporated by reference from the "Five-Year Review" and the notes thereto on Page 33 of the 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this item is set forth under "Management's Analysis of Operations and Financial Condition" on Pages 13 through 17 of the 1999 Annual Report to Shareholders and is incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth under "Market Risk Factors" on Page 15 of the 1999 Annual Report to Shareholders and is incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are set forth on Pages 18 through 32 and Page 34 of the 1999 Annual Report to Shareholders and are incorporated by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and officers appearing under "Election of Directors" (ending before "Committees of the Board of Directors") and "Other Matters" on Pages 2 through 6 and Page 28, respectively, of the Notice of Annual Meeting and Proxy Statement of the Company dated December 17, 1999, is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits," "Compensation and Development Committee Report" and "Executive Compensation" on Pages 7 and 8 and Pages 9 through 16 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 17, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on Pages 8 and 9 of the Notice of Annual Meeting and Proxy Statement of the Company dated December 17, 1999, is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period October 1, 1998 through September 30, 1999, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed:

          1. and 2.      Financial Statements and Financial Statement Schedule.
                         (See following "List of Financial Statements and
                         Financial Statement Schedules.")

          3. Exhibits.   (See Exhibit Index following this report.)
                         (Other than Exhibit 10.1(a), no instruments defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries are filed herewith because no long-term debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.)

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were required to be filed during the quarter ended September 30, 1999.


LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                               PAGE REFERENCE IN
                                                                                               1999 ANNUAL REPORT
1. FINANCIAL STATEMENTS                                                                         TO SHAREHOLDERS
                                                                                          ----------------------------

   The following consolidated financial statements of Universal Foods
   Corporation and Subsidiaries are incorporated by reference from the Annual
   Report to Shareholders for the year ended September 30, 1999.

   Independent Auditors' Report                                                                        32

   Consolidated Balance Sheets - September 30, 1999 and 1998                                           19

   Consolidated Statements of Earnings - Years ended September 30, 1999,                               18
   1998 and 1997

   Consolidated Statements of Shareholders' Equity - Years ended September
   30, 1999, 1998 and 1997                                                                             20

   Consolidated Statements of Cash Flows - Years ended September 30, 1999, 1998
   and 1997                                                                                            21

   Notes to Consolidated Financial Statements                                                       22 - 31

                                                                                                 PAGE REFERENCE IN
2. FINANCIAL STATEMENT SCHEDULES                                                                     FORM 10-K
                                                                                               ---------------------
    Independent Auditors' Report                                                                          14

    Schedule II - Valuation and Qualifying Accounts and Reserves                                          15

     All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.







INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Universal Foods Corporation:


We have audited the consolidated financial statements of Universal Foods Corporation and subsidiaries as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated November 11, 1999. Such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Universal Foods Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 11, 1999

                                                                     SCHEDULE II





                  UNIVERSAL FOODS CORPORATION AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING

                              ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


VALUATION ACCOUNTS DEDUCTED IN THE         BALANCE AT       ADDITIONS CHARGED                            BALANCE
BALANCE SHEET FROM THE ASSETS TO          BEGINNING OF         TO COSTS AND                             AT END OF
        WHICH THEY APPLY                     PERIOD              EXPENSES           DEDUCTIONS(A)         PERIOD
----------------------------------        ------------      -----------------       -------------       ----------
1997
Allowance for losses:                       $ 3,509              $   572              $   47             $ 4,034
   Trade accounts receivable                =======              =======              ======             =======


1998
Allowance for losses:                       $ 4,034              $ 1,245              $  731             $ 4,548
   Trade accounts receivable                =======              =======              ======             =======

1999
Allowance for losses:                       $ 4,548              $   431              $  900             $ 4,079
   Trade accounts receivable                =======               ======              ======             =======

(A) Accounts written off, less recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIVERSAL FOODS CORPORATION



                                          By: /s/ John L. Hammond
                                              ---------------------------
                                              John L. Hammond, Vice President
                                              Secretary & General Counsel


Dated:    December 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 28, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Kenneth P. Manning                      Chairman of the Board, President and
---------------------------                 Chief Executive Officer
Kenneth P. Manning

/s/ Michael Fung                            Vice President and Chief Financial
---------------------------                 Officer
Michael Fung

/s/ Michael L. Hennen                       Vice President and  Controller
------------------------------
Michael L. Hennen

/s/ Richard A. Abdoo                        Director
------------------------------
Richard A. Abdoo

/s/ Michael E. Batten                       Director
------------------------------
Michael E. Batten

/s/ John F. Bergstrom                       Director
------------------------------
John F. Bergstrom

/s/ Dr. Fergus M. Clydesdale                Director
------------------------------
Dr. Fergus M. Clydesdale

/s/ James A.D. Croft                        Director
------------------------------
James A.D. Croft

/s/ Alberto Fernandez                       Director
------------------------------
Alberto Fernandez

/s/ James L. Forbes                         Director
------------------------------
James L. Forbes

/s/ Dr. Carol I. Waslien Ghazaii            Director
--------------------------------
Dr. Carol I. Waslien Ghazaii

/s/ William V. Hickey                       Director
------------------------------
William V. Hickey


/s/ Essie Whitelaw                          Director
------------------------------
Essie Whitelaw

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1999 ANNUAL REPORT ON FORM 10-K

     The Company will furnish a copy of any exhibit described below upon request and upon reimbursement to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

    Exhibit                                                          Incorporated by                   Filed
    Number                  Description                              Reference From                   Herewith
  ---------     ---------------------------------------     ------------------------------------      ---------
     3.1        Universal Foods Corporation Amended         Exhibit 3.1 to Annual Report on
                and Restated Articles of Incorporation,     Form 10-K for the fiscal year ended
                adopted November 12, 1998                   September 30, 1998 (Commission
                                                            File No. 1-7626)

     3.2        Universal Foods Corporation Amended                                                        X
                and Restated Bylaws, adopted
                November 11, 1999

     4.1        Rights Agreement, dated as of August        Exhibit 1.1 to Registration
                6, 1998, between Registrant and             Statement on Form 8-A dated
                Firstar Trust Company                       July 20, 1998 (Commission File
                                                            No. 1-7626)

     10.1       Material Contracts

   10.1(a)      Indenture between Registrant and The        Exhibit 4.1 to Registration
                First National Bank of Chicago, as          Statement on Form S-3 dated
                Trustee                                     November 9, 1998 (Commission
                                                            File 333-67015)

     10.2       Management Contracts or
                Compensatory Plans

   10.2(a)      Executive Employment Contract                                                               X
                between Registrant and
                Kenneth P. Manning dated
                November 11, 1999

   10.2(b)      Amended and Restated Change of                                                              X
                Control Employment and Severance
                Agreement between Registrant and
                Kenneth P. Manning dated
                November 11, 1999

   10.2(c)      1985 Stock Plan for Executive               Exhibit 10.2(c) to Annual Report on
                Employees                                   Form 10-K for the fiscal year ended
                                                            September 30, 1998 (Commission
                                                            File No. 1-7626)




                               Exhibit Index -- 1

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1999 ANNUAL REPORT ON FORM 10-K

    Exhibit                                                          Incorporated by                   Filed
    Number                  Description                              Reference From                   Herewith
  ---------     ---------------------------------------     ------------------------------------      ---------
   10.2(d)      Universal Foods Corporation 1990            Exhibit 10.2(d) to Annual Report on
                Employee Stock Plan, as amended             Form 10-K for the fiscal year ended
                September 10, 1998                          September 30, 1998 (Commission File
                                                            No. 1-7626)

   10.2(e)      Universal Foods Corporation 1994            Exhibit 10.2(f) Annual Report on
                Employee Stock Plan, as amended             Form 10-K for the fiscal year ended
                September 10, 1998                          September 30, 1998 (Commission File
                                                            No. 1-7626)

   10.2(f)      Universal Foods Corporation 1998            Exhibit 10.2(h) to Annual Report on
                Stock Option Plan, as amended               Form 10-K for the fiscal year ended
                September 10, 1998                          September 30, 1998 (Commission File
                                                            No. 1-7626)

   10.2(g)      1999 Non-Employee Director Stock            Appendix A to Registrant's
                Option Plan                                 definitive Proxy Statement for its
                                                            Annual Meeting of Shareholders to
                                                            be held on January 27, 2000 filed
                                                            with the Commission on Schedule 14A
                                                            on December 17, 1999.

   10.2(h)      Amended and Restated Directors              Appendix B to Registrant's
                Deferred Compensation Plan                  definitive Proxy Statement for its
                                                            Annual Meeting of Shareholders to
                                                            be held on January  27, 2000 filed
                                                            with the Commission on Schedule 14A
                                                            on December 17, 1999.

   10.2(i)      Director Stock Grant Plan, as               Exhibit 10.2(j) to Annual Report on
                amended November 14, 1991                   Form 10-K for the fiscal year ended
                                                            September 30, 1998 (Commission File
                                                            No. 1-7626)

   10.2(j)      Management Income Deferral Plan,            Exhibit 10.2(k) to Annual Report on
                including Amendment No. 1 thereto           Form 10-K for the fiscal year ended
                dated September 10, 1998                    September 30, 1998 (Commission File
                                                            No. 1-7626)

   10.2(k)      Executive Income Deferral Plan,             Exhibit 10.2(l) to Annual Report on
                including Amendment No. 1 thereto           Form 10-K for the fiscal year ended
                dated September 10, 1998                    September 30, 1998 (Commission File
                                                            No. 1-7626)

   10.2(l)      Form of Amended and Restated                Exhibit 10.2(n) to Annual Report on
                Change of Control Employment and            Form 10-K for the fiscal year ended
                Severance Agreement for Executive           September 30,  1998 (Commission File
                Officers.                                   No. 1-7626)

   10.2(m)      Amended and Restated Trust                  Exhibit 10.2(o) to Annual Report on
                Agreement dated September 10, 1998          Form 10-K for the fiscal year ended
                between the Registrant and Firstar          September 30, 1998 (Commission
                Bank, Milwaukee, N.A.                       File No. 1-7626)
                ("Rabbi Trust A")

                               Exhibit Index -- 2

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1999 ANNUAL REPORT ON FORM 10-K



    Exhibit                                                                Incorporated by                   Filed
    Number                  Description                                    Reference From                   Herewith
  ---------     -------------------------------------------       ------------------------------------      ---------
   10.2(n)      Trust Agreement, including Changes                Exhibit 10.2(p) to Annual Report on
                upon Appointment of Successor                     Form 10-K for the fiscal year ended
                Trustee dated as of February 1, 1998              September 30, 1998 (Commission
                between the Registrant and Firstar                File No. 1-7626)
                Bank, Milwaukee, N.A.
                ("Rabbi Trust B")

   10.2(o)      Trust Agreement, including Changes                Exhibit 10.2(q) to Annual Report on
                upon Appointment of Successor                     Form 10-K for the fiscal year ended
                Trustee dated as of February 1, 1998              September 30, 1998 (Commission
                between the Registrant and Firstar                File No. 1-7626)
                Bank, Milwaukee, N.A.
                ("Rabbi Trust C")

   10.2(p)      Incentive Compensation Plan for Elected           Appendix C to Registrant's
                Corporate Officers                                definitive Proxy Statement for its
                                                                  Annual Meeting of Shareholders to
                                                                  be held on January 27, 2000 filed
                                                                  with the Commission on Schedule 14A
                                                                  on December 17, 1999.


   10.2(q)      Form of Management Incentive Plan for Division    Exhibit 10.2(s) to Annual Report on
                Presidents                                        Form 10-K for the fiscal year ended
                                                                  September 30, 1998 (Commission File
                                                                  No. 1-7626)

   10.2(r)      Form of Management Incentive Plan for Corporate   Exhibit 10.2(t) to Annual Report on
                Management                                        Form 10-K for the fiscal year ended
                                                                  September 30, 1998 (Commission File
                                                                  No. 1-7626)

   10.2(s)      Form of Management Incentive Plan for Division    Exhibit 10.2(u) to Annual Report on
                Management                                        Form 10-K for the fiscal year ended
                                                                  September 30, 1998 (Commission File
                                                                  No. 1-7626)

   10.2(t)      Form of Agreement for Executive                   Exhibit 10.2(v) to Annual Report on
                Officers (Supplemental Executive                  Form 10-K for the fiscal year ended
                Retirement Plan A), including                     September 30, 1998 (Commission File
                Amendment No.1 thereto dated                      No. 1-7626)
                September 10, 1998

   10.2(u)      Universal Foods Corporation Supplemental          Exhibit 10.2(w) to Annual Report on
                Benefit Plan, including Amendment No. 1           Form 10-K for the fiscal year ended
                thereto dated September 10, 1998                  September 30, 1998 (Commission File
                                                                  No. 1-7626)

   10.2(v)      Universal Foods Corporation Transition            Exhibit 10.2(x) to Annual Report on
                Retirement Plan, including Amendment No. 1        Form 10-K for the fiscal year ended
                thereto dated September 10, 1998                  September 30, 1998 (Commission File
                                                                  No. 1-7626)

                               Exhibit index -- 3

                           UNIVERSAL FOODS CORPORATION
                                  EXHIBIT INDEX
                         1999 ANNUAL REPORT ON FORM 10-K



    Exhibit                                                          Incorporated by                   Filed
    Number                  Description                              Reference From                   Herewith
  ---------     ---------------------------------------     ------------------------------------      ---------
     13.1       Portions of Annual Report to Shareholders                                                   X
                for the year ending September 30, 1999
                that are incorporated by reference

      21        Subsidiaries of the Registrant                                                              X

      23        Consent of Deloitte & Touche LLP                                                            X

      27        Financial Data Schedule                                                                     X

      99        Notice of Annual Meeting and Proxy           Previously filed on Schedule 14A
                Statement dated December 17, 1999            dated December 17, 1999
                                                             (Commission File No. 1-7626)

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