Form 10-Q
period 1999-12-31
UNIVERSAL FOODS CORP
filed 2000-02-11
CIK 310142

CONFORMED
================================================================================


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 1999
                                   -----------------

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
Yes   X       No
    ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                                Outstanding at January 31, 2000
---------------------------------------        -------------------------------
Common Stock, par value $0.10 per share               49,700,808 shares

================================================================================

                     UNIVERSAL FOODS CORPORATION

                                INDEX



                                                                      Page No.
                                                                      --------

     PART I. FINANCIAL INFORMATION:

       Item 1. Financial Statements:
               Consolidated Condensed Balance Sheets
               - December 31,1999 and September 30,1999.                 1

               Consolidated Condensed Statements of Earnings
               - Three Months Ended December 31, 1999 and 1998.          2

               Consolidated Condensed Statements of Cash Flows
               - Three Months Ended December 31, 1999 and 1998.          3

               Notes to Consolidated Condensed Financial Statements.     4

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                      6

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk.                                              7


     PART II. OTHER INFORMATION:

       Item 4. Submission of Matters to a Vote of Security Holders.      8

       Item 6. Exhibits and Reports on Form 8-K.                         9


     SIGNATURES.                                                        10

     EXHIBIT INDEX                                                      11


                                PART I


                        FINANCIAL INFORMATION

                     UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands)

                                                   December 31,   September 30,
                                                       1999           1999
                                                   ------------   ------------
               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $      114    $    4,645
   Trade accounts receivable                           139,120       143,435
   Inventories                                         229,203       217,217
   Prepaid expenses and other current assets            37,236        39,273
                                                    ----------    ----------

       TOTAL CURRENT ASSETS                            405,673       404,570


INVESTMENTS AND OTHER ASSETS                            70,571        69,521

INTANGIBLES                                            271,065       278,309

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
    Land and buildings                                 173,537       172,656
    Machinery and equipment                            508,127       509,107
                                                    ----------    ----------
                                                       681,664       681,763
                                                    ----------    ----------
   Less accumulated depreciation                       297,260       291,455
                                                    ----------    ----------
                                                       384,404       390,308
                                                    ----------    ----------

TOTAL ASSETS                                        $1,131,713    $1,142,708
                                                    ==========    ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                            $   77,995    $  $51,464
   Accounts payable and accrued expenses               111,536       140,119
   Salaries, wages and withholdings from employees      14,321        16,777
   Income taxes                                         24,368        23,849
   Current maturities of long-term debt                  9,495         9,484
                                                    ----------    ----------

       TOTAL CURRENT LIABILITIES                       237,715       241,693

DEFERRED INCOME TAXES                                   27,513        28,446

OTHER DEFERRED LIABILITIES                              20,670        20,912

ACCRUED EMPLOYEE AND RETIREE BENEFITS                   34,565        34,678

LONG-TERM DEBT                                         380,378       385,397

SHAREHOLDERS' EQUITY:
   Common stock                                          5,396         5,396
   Additional paid-in capital                           74,279        74,524
   Earnings reinvested in the business                 482,080       470,253
                                                    ----------    ----------

                                                       561,755       550,173

   Less: Treasury stock, at cost                        81,046        71,309
         Accumulated other comprehensive income         47,966        45,278
         Other                                           1,871         2,004
                                                    ----------    ----------

       TOTAL SHAREHOLDERS' EQUITY                      430,872       431,582
                                                    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,131,713    $1,142,708
                                                    ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                     UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In Thousands Except Per Share Amounts)


                                                  Three Months Ended
                                                      December 31
                                                  -------------------
                                                  1999           1998
                                                  ----           ----

Revenue                                         $234,884       $217,535

Cost of products sold                            152,051        141,847

Selling and administrative expenses               47,872         44,479
                                                --------       --------

Operating income                                  34,961         31,209

                                                   7,149          5,757
Interest expense                                --------       --------

Earnings before income taxes                      27,812         25,452
                                                --------       --------
Income taxes                                       9,315          8,577

Net earnings                                    $ 18,497       $ 16,875
                                                ========       ========


Average number of common shares outstanding:
   Basic                                          50,091         51,033
                                                  ======         ======

   Diluted                                        50,462         51,732
                                                  ======         ======

Earnings per common share:
   Basic                                            $.37           $.33
                                                    ====           ====

   Diluted                                          $.37           $.33
                                                    ====           ====

Dividends per common share                        $.1325         $.1325
                                                  ======         ======




See accompanying notes to consolidated condensed financial statements.

                     UNIVERSAL FOODS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                          Three Months Ended
                                                               December 31
                                                           ------------------

                                                            1999        1998
                                                            ----        ----

Net cash (used in) provided by operating activities       $(5,162)    $14,254

Cash flows from investing activities:
 Acquisition of property, plant and equipment             (10,350)    (11,243)
 Other items, net                                            (510)        172
                                                          --------    --------
 Net cash used in investing activities                    (10,860)    (11,071)

Cash flows from financing activities:
 Proceeds from additional borrowings                       30,461       6,974
 Reduction in debt                                         (3,511)       (535)
 Purchase of treasury stock                               (12,575)     (6,415)
 Dividends                                                 (6,670)     (6,769)
 Proceeds from options exercised and other                  3,792       2,240
                                                          --------     -------
 Net cash provided by (used in) financing activities       11,497      (4,505)


 Effect of exchange rate changes on cash and
  cash equivalents                                             (6)         98
                                                          -------     -------

 Net decrease in cash and cash equivalents                 (4,531)     (1,224)
 Cash and cash equivalents at beginning of period           4,645       1,632
                                                          -------     -------

 Cash and cash equivalents at end of period               $   114     $   408
                                                          =======     =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                               $11,277      $7,287
   Income taxes                                             6,317       4,984






See accompanying notes to consolidated condensed financial statements.

                          UNIVERSAL FOODS CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1999 and September 30, 1999 and the results of operations and cash flows for the three month periods ended December 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1999, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. At December 31, 1999 and September 30, 1999, inventories included finished and in-process products totaling $154,261,000 and $159,117,000, respectively, and raw materials and supplies of $74,942,000 and $58,100,000, respectively.

5. During the three months ended December 31, 1999 and 1998, the Company repurchased 680,600 and 272,100 shares of common stock for an aggregate price of $13,776,000 and $6,415,000, respectively.

6. For the three months ended December 31, 1999, depreciation and amortization were $11,731,000 and $2,164,000, respectively. For the three months ended December 31, 1998, depreciation and amortization were $10,720,000 and $1,722,000, respectively.

7. The components of comprehensive income for the periods presented are as follows (in thousands):

                                                 Three Months Ended
                                         -------------------------------------
                                         December 31, 1999   December 31, 1998
                                         -----------------   -----------------

   Net earnings                                $18,497            $16,875
   Other comprehensive (loss) income:
    Foreign currency translation adjustment     (2,688)               718
                                               --------           -------

   Comprehensive income                        $15,809            $17,593
                                               =======            =======

   There are no reclassification adjustments to be reported.

8. Operating results by segment for the periods presented are as follows (in thousands):

                                    Performance  Natural Corporate
                                     Products   Products and Other Consolidated
                                     --------   -------- --------- ------------
   Quarter ended December 31, 1999:
   --------------------------------
   Revenues from external customers     $149,051  $72,359  $ 13,474  $234,884
   Intersegment revenues                  10,114    2,618     --       12,732
                                        --------  -------   -------  --------
   Total revenue                        $159,165  $74,977  $ 13,474  $247,616
                                        ========  =======  ========  ========

   Operating profit                     $ 24,915  $14,974  $ (4,928)  $34,961
   Interest expense                         --       --       7,149     7,149
                                        --------  -------  --------   -------
   Earning before income taxes          $ 24,915  $14,974  $(12,077) $ 27,812
                                        ========  =======  ========= ========

   Quarter ended December 31, 1998:
   --------------------------------
   Revenues from external customers     $123,669  $83,323  $ 10,543  $217,535
   Intersegment revenues                   7,386    2,865      --      10,251
                                        --------  -------  --------  --------
   Total revenue                        $131,055  $86,188  $ 10,543  $227,786
                                        ========  =======  ========  ========

   Operating profit                     $ 18,951  $16,901  $ (4,643) $ 31,209
   Interest expense                         --       --       5,757     5,757
                                        --------  -------  --------- --------
   Earning before income taxes          $ 18,951  $16,901  $(10,400) $ 25,452
                                        ========  =======  ========= ========

9. On January 4, 2000, the Company announced an agreement to acquire for cash the stock of Dr. Marcus GmbH, a leading manufacturer of natural colors, located in Hamburg, Germany. Annual revenue is approximately $14 million.

10.On January 27, 2000, the Company announced that it had acquired for cash the remaining interest in Monarch Food Colors, L.P., located in High Ridge, Missouri. The Company previously held a 24% ownership interest in Monarch as a result of the Company's April 1999 purchase of Pointing Holdings Ltd. Annual revenues for 1999 were just under $10 million. Monarch manufactures colors for the food, pharmaceutical and cosmetic industries.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS:

       Revenue from operations during the three months ended December 31, 1999 increased 8.0% to $234,884,000, compared with $217,535,000 a year ago. A 21% increase in revenue for the Performance Products segment more than offset lower revenues in the Natural Products segment. Gross profit margins increased to 35.3% for the first quarter of fiscal 2000 compared with 34.8% for the same period last year. The stronger margins were due to increased volumes and cost improvements in the Performance Products segment. Selling and administrative expenses were 20.4% of revenue for the quarters ended December 31, 1999 and 1998.

       As a result of higher average borrowings outstanding, interest expense in the first quarter increased to $7,149,000 from $5,757,000 in the same period last year. The increased borrowings were used primarily to fund acquisitions and working capital requirements.

       SEGMENT INFORMATION

       Performance Products - The Performance Products segment reported a
       21% increase in revenues to $159 million for the first quarter of fiscal 2000. Revenues for the segment's Color division were up 38% from the prior year with significant volume increases in several major product categories, including synthetic dyes, natural colors, inks and cosmetic colors. Revenues for the Flavor division rose 13% with gains in every product category. The most significant gains were in dairy, aroma chemicals and fragrances. Operating income for the Performance Products segment increased 32% to $24.9 million from $19.0 million a year ago. Operating income as a percent of sales increased 120 basis points as gross margins and selling and administrative expenses as a percent of sales improved with higher volumes.

       Natural Products - Revenues for the Natural Products segment were down 13% from the record levels achieved in the first quarter of last year. A 7% decrease in revenue at the Yeast division was due to continued pricing pressure throughout the yeast industry. Revenues for Dehydrated Products fell 19% primarily due to soft demand as customers stockpiled inventory during the second half of last year. In addition, the closure of the Irish frozen vegetable business in fiscal 1999 reduced sales of the division by about 5 percentage points from the prior year. Segment operating income was down 11% primarily as a result of decreased revenues.

       FINANCIAL CONDITION:

       The current ratio remained constant at 1.7 at December 31, 1999 and September 30, 1999. Net working capital increased $5,081,000 to $167,958,000 at December 31, 1999 from $162,877,000 at September 30,
       1999.

       Net cash used in operating activities was $5,162,000 for the quarter ended December 31, 1999, compared to $14,254,000 provided by operating activities for the quarter ended December 31, 1998. The decrease in cash provided by operating activities in the first quarter of fiscal 2000 was primarily due to increased inventories of dehydrated products and the timing of benefit plan contributions, interest and taxes as compared to the prior year.

       Net cash used in investing activities was $10,860,000 for the three months ended December 31, 1999 and $11,071,000 for the three months ended December 31, 1998. Included in investing activities were capital additions of $10,350,000 and $11,243,000 during the first quarter of fiscal 2000 and 1999, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

       Net cash provided by financing activities was $11,497,000 for the quarter, compared with net cash used in financing activities of $4,505,000 in the comparable period last year. Proceeds from net borrowings of $26,950,000 were used primarily to fund capital expenditures and purchase treasury stock. Dividends of $6,670,000 and $6,769,000 were paid during the first quarter of fiscal 2000 and 1999, respectively.

       YEAR 2000

       The Company has taken the necessary steps to ensure Year 2000 compliance with its computer systems, network elements, software applications and other business systems. A comprehensive project plan was developed and implemented by the Company to address the Year 2000 issue. The Company has experienced no significant Year 2000 problems to date and all manufacturing facilities continue to operate without interruption. The Company will continue to monitor normal daily activities through March 2000 as part of the Year 2000 plan.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the Company's market risk during the first quarter ended December 31, 1999. For additional information on market risk, refer to page 15 of the Company's 1999 Annual Report.

       FORWARD-LOOKING INFORMATION

       This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's domestic and international business; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                   PART II

                              OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of Universal Foods Corporation was held on Thursday, January 27, 2000. At the meeting the following matters were voted upon by the shareholders.

       Shares totaling 50,234,023 were entitled to vote at the meeting, and 44,627,940 were voted.

       The following persons were elected to a three-year term as Directors of the Company:

                                                   For            Against
                                                   ---            -------
                         John F. Bergstrom     43,627,751        1,000,189
                         William V. Hickey     43,651,634          976,306
                         Kenneth P. Manning    43,549,123        1,078,817

       The following persons continued in office as Directors in accordance with their previous election:

                        Richard A. Abdoo
                        Michael E. Batten
                        Dr. Fergus M. Clydesdale
                        James A. D. Croft
                        Alberto Fernandez
                        James L. Forbes
                        Dr. Carol I. Waslien Ghazaii
                        Essie Whitelaw

       The shareholders approved the Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan to provide for the annual grant of non-statutory stock options to non-employee directors of the Company. Of the 50,234,023 shares entitled to vote at the meeting, 39,434,054 shares voted for ratification, 4,803,117 shares voted against ratification and 390,769 shares abstained.

       The shareholders approved an amendment to the Directors' Deferred Compensation Plan which provides for deferral of director fees into Company stock. Of the 50,234,023 shares entitled to vote at the meeting, 42,889,267 shares voted for ratification, 1,392,481 shares voted against ratification and 346,192 abstained.

       The shareholders also approved an amendment to the Management Incentive Plan for Elected Officers to qualify the plan under
       Section 162(m) of the Internal Revenue Code. Of the 50,234,023 shares entitled to vote at the meeting, 42,003,657 shares voted for ratification, 2,043,118 shares voted against ratification and 581,165 shares abstained.

       The shareholders ratified the appointment of Deloitte & Touche LLP, certified public accountants, as the independent auditors of the Company for fiscal 2000. Of the 50,234,023 shares entitled to vote at the meeting, 44,197,018 shares voted for ratification, 247,959 shares voted against ratification and 182,963 shares abstained.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibit 27 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNIVERSAL FOODS CORPORATION



Date:  February 11, 2000    By:  /s/  John L. Hammond
                            -------------------------------
                            John L. Hammond, Vice President,
                            Secretary and General Counsel






Date:  February 11, 2000    By:  /s/  Michael L. Hennen
                            -------------------------------
                            Michael L. Hennen, Vice President
                            and Controller

                          UNIVERSAL FOODS CORPORATION
                               EXHIBIT INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1999



                                           Filed         Incorporated by
       Exhibit    Description             Herewith        Reference From
       -------    -----------             --------       ---------------

         3.1    Universal Foods                       Exhibit A to the
                Corporation Amended                   Registrant's Definitive
                and Restated Articles                 Proxy Statement filed on
                of Incorporation adopted              Schedule 14A on
                January 21, 1999                      December 15, 1998
                                                      (Commission File
                                                      No. 1-7626)

         3.2    Universal Foods Amended               Exhibit 3.2 to Annual
                and Corporation Restated              Report on Form 10-K
                Bylaws, adopted                       for the fiscal year
                November 11, 1999                     ended September 30, 1999
                                                      (Commission File
                                                      No. 1-7626)

         27     Financial Data Schedule.      X