Form 10-Q
period 2000-03-31
UNIVERSAL FOODS CORP
filed 2000-05-12
CIK 310142

CONFORMED
==============================================================================



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:    March  31,  2000
                                   ----------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number:  1-7626
                         ------


                       UNIVERSAL FOODS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Wisconsin                                    39-0561070
-------------------------------              ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)

     777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
     -----------------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:     (414) 271-6755
                                                        --------------

433 East Michigan Street, Milwaukee, Wisconsin  53202
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    X     No
    ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                                  Outstanding at April 30, 2000
---------------------------------------          -----------------------------
Common Stock, par value $0.10 per share                49,656,470 shares

==============================================================================

                     UNIVERSAL FOODS CORPORATION

                                INDEX


                                                                            Page No.
                                                                            --------
     PART I. FINANCIAL INFORMATION:

          Item 1.   Financial Statements:
                    Consolidated Condensed Balance Sheets
                    - March 31, 2000 and September 30, 1999.                   1

                    Consolidated Condensed Statements of Earnings
                    - Three and Six Months Ended March 31, 2000 and 1999.      2

                    Consolidated Condensed Statements of Cash Flows
                    - Six Months Ended March 31, 2000 and 1999.                3

                    Notes to Consolidated Condensed Financial Statements.      4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                       6

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk.                                               7


     PART II. OTHER INFORMATION:

          Item 4.   Submission of Matters to a Vote of Security Holders.       8

          Item 6.   Exhibits and Reports on Form 8-K.                          9

     SIGNATURES.                                                              10

     EXHIBIT INDEX.                                                           11


                                PART I

                        FINANCIAL INFORMATION

                     UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands)

                                             March 31,   September 30,
                                               2000          1999
                                           ----------     ----------
                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $ 2,319        $ 4,645
   Trade accounts receivable                  141,256        143,435
   Inventories                                222,049        217,217
   Prepaid expenses and other current
     assets                                    36,508         39,273
                                           ----------     ----------
       TOTAL CURRENT ASSETS                   402,132        404,570

INVESTMENTS AND OTHER ASSETS                   72,432         69,521
INTANGIBLES                                   314,094        278,309

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
    Land and buildings                        173,478        172,656
    Machinery and equipment                   519,787        509,107
                                           ----------     ----------
                                              693,265        681,763
Less accumulated depreciation                 307,486        291,455
                                           ----------     ----------
                                              385,779        390,308
                                           ----------     ----------

TOTAL ASSETS                               $1,174,437     $1,142,708
                                           ==========     ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                     $164,111        $51,464
   Accounts payable and accrued expenses      108,961        140,119
   Salaries, wages and withholdings from
     employees                                 13,982         16,777
   Income taxes                                21,317         23,849
   Current maturities of long-term debt         9,491          9,484
                                           ----------     ----------

       TOTAL CURRENT LIABILITIES              317,862        241,693

DEFERRED INCOME TAXES                          27,654         28,446

OTHER DEFERRED LIABILITIES                     20,499         20,912

ACCRUED EMPLOYEE AND RETIREE BENEFITS          34,453         34,678

LONG-TERM DEBT                                337,451        385,397

SHAREHOLDERS' EQUITY:
   Common stock                                 5,396          5,396
   Additional paid-in capital                  73,452         74,524
   Earnings reinvested in the business        495,843        470,253
                                           ----------     ----------

                                              574,691        550,173

   Less: Treasury stock, at cost               85,470         71,309
         Accumulated other comprehensive
           income                              50,964         45,278
         Other                                  1,739          2,004
                                           ----------     ----------

       TOTAL SHAREHOLDERS' EQUITY             436,518        431,582
                                           ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,174,437     $1,142,708
                                           ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                     UNIVERSAL FOODS CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In thousands except per share amounts)


                                  Three Months           Six Months
                                 Ended March 31        Ended March 31
                                 --------------        --------------
                                  2000     1999         2000     1999
                                 -----    -----        -----    -----
Revenue                       $234,990  $219,914    $469,874  $437,449

Cost of products sold          153,347   143,777     305,398   285,624

Selling and administrative
  expenses                      48,135    41,152      96,007    85,631
                              --------  --------    --------  --------

Operating income                33,508    34,985      68,469    66,194

Interest expense                 8,067     6,149      15,216    11,906
                              --------  --------    --------  --------

Earnings before income taxes    25,441    28,836      53,253    54,288

Income taxes                     5,092     9,804      14,407    18,381
                              --------  --------    --------  --------

Net earnings                  $ 20,349  $ 19,032    $ 38,846  $ 35,907
                              ========  ========    ========  ========



Average number of common
  shares outstanding:
    Basic                       49,530    50,678      49,812    50,858
                                ======    ======      ======    ======

    Diluted                     49,777    51,278      50,121    51,507
                                ======    ======      ======    ======

Earnings per common share:
    Basic                       $  .41    $  .38      $  .78    $  .71
                                ======    ======      ======    ======

    Diluted                     $  .41    $  .37      $  .78    $  .70
                                ======    ======      ======    ======

Dividends per common share      $.1325    $.1325      $ .265    $ .265
                                ======    ======      ======    ======

See accompanying notes to Consolidated Condensed Financial Statements.

                     UNIVERSAL FOODS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                   Six Months Ended
                                                       March  31
                                                   -----------------
                                                   2000         1999
                                                   ----         ----
Net cash provided by operating activities         $22,685      $31,959

Cash flows from investing activities:
 Acquisition of property, plant and equipment     (23,947)     (21,266)
 Acquisition of new businesses (net of cash
   acquired)                                      (44,206)     (23,381)
 Other items, net                                    (772)      (1,973)
                                                  --------     --------
Net cash used in investing activities             (68,925)     (46,620)

Cash flows from financing activities:
 Proceeds from additional borrowings              118,859      155,715
 Reduction in debt                                (46,549)    (100,549)
 Purchase of treasury stock                       (22,154)     (22,242)
 Dividends                                        (13,256)     (13,513)
 Proceeds from options exercised and other          6,919        2,477
                                                  --------     --------
Net cash provided by financing activities          43,819       21,888

Effect of exchange rate changes on cash and
  cash equivalents                                     95          (11)
                                                  --------     --------
Net (decrease) increase in cash and cash
  equivalents                                      (2,326)       7,216
Cash and cash equivalents at beginning of
  period                                            4,645        1,632
                                                  --------     --------

Cash and cash equivalents at end of period        $ 2,319      $ 8,848
                                                  ========     ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                       $17,570      $11,488
   Income taxes                                    14,581       11,392


 Liabilities assumed in acquisitions              $ 1,841      $     -





See accompanying notes to consolidated condensed financial statements.

                          UNIVERSAL FOODS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and September 30, 1999 and the results of operations for the three and six month periods ended March 31, 2000 and 1999 and cash flows for the six month periods ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

4. At March 31, 2000 and September 30, 1999, inventories included finished and in-process products totaling $149,332,000 and $159,117,000, respectively, and raw materials and supplies of $72,717,000 and $58,100,000, respectively.

5. During the six months ended March 31, 2000 and 1999, the Company repurchased 1,125,000 and 1,084,000 shares of common stock for an aggregate price of $22,154,000 and $24,345,000, respectively.

6. For the six months ended March 31, 2000, depreciation and amortization were $23,529,000 and $4,640,000, respectively. For the six months ended March 31, 1999, depreciation and amortization were $21,469,000 and $3,431,000, respectively.

7. The components of comprehensive income for the periods presented are as follows (in thousands):


                                        Three Months          Six Months
                                       Ended March 31       Ended March 31
                                       --------------       --------------
                                       2000      1999       2000      1999
                                       ----      ----       ----      ----
   Net earnings                     $20,349   $19,032    $38,846   $35,907
   Other comprehensive
     income (loss):
     Foreign currency translation
       adjustment                    (2,998)   (2,523)    (5,686)   (1,805)
                                    --------  --------   --------  --------

   Comprehensive income             $17,351   $16,509    $33,160   $34,102
                                    ========  ========   ========  ========

   There are no reclassification adjustments to be reported.

8. Operating results by segment for the periods presented are as follows (in thousands):

                                  Performance  Natural  Corporate
                                     Products Products  and Other Consolidated
                                     -------- --------  --------- ------------
   Quarter ended March 31, 2000
   ----------------------------
   Revenues from external customers  $157,125  $65,039   $12,826    $234,990
   Intersegment revenues               11,296    3,071      --        14,367
                                     --------  -------  ---------   --------
   Total revenue                     $168,421  $68,110   $12,826    $249,357
                                     ========  =======  =========   ========

   Operating profit                  $ 29,047  $10,402   $(5,941)    $33,508
   Interest expense                    --         --       8,067       8,067
                                     --------  -------  ---------   --------
Earning before income taxes          $ 29,047  $10,402  $(14,008)   $ 25,441
                                     ========  =======  =========   ========

   Quarter ended March 31, 1999
   ----------------------------
   Revenues from external customers  $135,068  $74,201  $ 10,645    $219,914
   Intersegment revenues                8,934    2,350      --        11,284
                                     --------  -------  ---------   --------
   Total revenue                     $144,002  $76,551  $ 10,645    $231,198
                                     ========  =======  =========   ========

   Operating profit                  $ 24,275  $15,307  $ (4,597)   $ 34,985
   Interest expense                     --        --       6,149       6,149
                                     --------  -------  ---------   --------
   Earning before income taxes       $ 24,275  $15,307  $(10,746)   $ 28,836
                                     ========  =======  =========   ========

   Six months ended March 31, 2000
   -------------------------------
   Revenues from external customers  $306,176 $137,398  $ 26,300    $469,874
   Intersegment revenues               21,410    5,689      --        27,099
                                     --------  -------  ---------   --------
   Total revenue                     $327,586 $143,087  $ 26,300    $496,973
                                     ========  =======  =========   ========

   Operating profit                  $ 53,962 $ 25,376  $(10,869)   $ 68,469
   Interest expense                     --         --     15,216      15,216
                                     --------  -------  ---------   --------
   Earning before income taxes       $ 53,962 $ 25,376  $(26,085)   $ 53,253
                                     ========  =======  =========   ========

   Six months ended March 31, 1999
   -------------------------------
   Revenues from external customers  $258,737 $157,524  $ 21,188    $437,449
   Intersegment revenues               16,320    5,215      --        21,535
                                     --------  -------  ---------   --------
   Total revenue                     $275,057 $162,739  $ 21,188    $458,984
                                     ========  =======  =========   ========

   Operating profit                  $ 43,226 $ 32,208  $ (9,240)   $ 66,194
   Interest expense                     --        --      11,906      11,906
                                     --------  -------  ---------   --------
   Earning before income taxes       $ 43,226 $ 32,208  $(21,146)   $ 54,288
                                     ========  =======  =========   ========


9. Effective January 1, 2000, the Company acquired for cash the stock of Dr. Marcus GmbH, a leading manufacturer of natural colors, located in Hamburg, Germany. Annual revenue is approximately $14,000,000.

10.On January 27, 2000, the Company acquired for cash the remaining interest in Monarch Food Colors, L.P., located in High Ridge, Missouri. The Company previously held a 24% ownership interest in Monarch as a result of the Company's April 1999 purchase of Pointing Holdings Ltd. Annual revenues for 1999 were just under $10,000,000. Monarch manufactures colors for the food, pharmaceutical and cosmetic industries.

11.On February 29, 2000, the Company refinanced $40,000,000 of senior notes that were due through December 2009 using proceeds from additional short-term borrowings.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       Revenue for the three months ended March 31, 2000 was $234,990,000 compared with $219,914,000 in 1999, a 6.9% increase. Revenue for the six months ended March 31, 2000 was $469,874,000, an increase of 7.4% over the same period in the prior year. The Performance Products segment reported increased revenue of 17.0% for the second quarter and 19.1% year-to-date, offsetting lower revenue in the Natural Products segment. Gross profit margin was up slightly for both the quarter and year-to-date. Selling and administrative expenses increased $6,983,000 and $10,376,000 for the quarter and six months ended March 31, 2000 compared to the same periods in 1999. Most of the increase in selling and administrative expense is the result of acquisitions and normal inflationary increases. Selling and administrative expenses were 20.5% of revenue for the quarter ended March 31, 2000 compared with 18.7% for the same period in 1999. Year-to-date selling and administrative expenses were 20.4% of revenue compared to 19.6% in 1999. This increase as a percentage of sales is primarily due to lower revenue in the Yeast and Dehydrated Products divisions. For the second quarter of fiscal 2000 operating income decreased 4.2% to $33,508,000. For the six months ended March 31, 2000, operating income increased to $68,469,000, or 3.4%, from the prior year. The decrease in operating income for the second quarter is attributable to lower revenue in the Natural Products segment.

       Interest expense for the second quarter increased to $8,067,000 from $6,149,000 for the same period last year. For the six months ended March 31, 2000 interest expense increased $3,310,000 to $15,216,000. The increase in interest expense is a result of higher average borrowings that were used primarily to fund acquisitions and working capital requirements.

       The effective income tax rate was 20.0% and 27.1%, respectively, for the three and six months ended March 31, 2000. In the second quarter of fiscal 2000 the Company recorded a tax benefit resulting from its decision to close its remaining dehydrated operations in Ireland. The effective tax rate excluding this benefit would have been approximately 33.5%.

       SEGMENT INFORMATION

       Performance Products - The Performance Products segment reported revenue of $168,421,000 for the second quarter of fiscal 2000, a 17.0% increase. Year-to-date revenues increased 19.1% to $327,586,000. Color division revenue for the six months was up 36.2% from the prior year reflecting contributions from recent acquisitions and significant volume increases in several major product categories, including ink-jets and value-added food colors, as well as cosmetic and natural colors. Revenue for the Flavor division was up 9.5% over prior year revenue due to higher worldwide demand for products. Revenue for all Flavor product categories increased, with outstanding growth in the dairy product category. The higher revenue resulted in operating income for the Performance Products segment increasing 19.7% for the second quarter and 24.8% year-to-date.

       Natural Products - Revenue for the Natural Products segment was $68,110,000 for the second quarter of fiscal 2000, an 11% decrease from $76,551,000 for the second quarter of last year. Year-to-date revenue decreased 12.1% to $143,087,000. An 8.6% decrease in revenue at the Yeast division was due to competitive price conditions throughout the yeast industry. Revenue for Dehydrated Products fell due to lower average selling prices and lower revenue in Europe resulting from the fiscal 1999 closing of the division's frozen operation in Ireland. Lower revenue and a 70 basis point decrease in gross margins resulted in segment operating income declining 21.1% for the six months ended March 31, 2000, compared to the prior year. Operating income for the second quarter was down 32.0%.

       FINANCIAL CONDITION

       The current ratio was 1.3 at March 31, 2000 compared with 1.7 at September 30, 1999. The decrease is primarily the result of increased short-term borrowings used to fund acquisitions and the refinancing of $40,000,000 in senior notes.

       Net cash provided by operating activities was $22,685,000 for the six months ended March 31, 2000, compared to $31,959,000 provided by operating activities for the six months ended March 31, 1999. The decrease in cash provided by operating activities in fiscal 2000 was primarily due to increased inventories of dehydrated products and the timing of benefit plan contributions, interest and taxes as compared to the prior year.

       Net cash used in investing activities was $68,925,000 for the six months ended March 31, 2000 and $46,620,000 for the six months ended March 31, 1999. Cash used to acquire new businesses was $44,206,000 for the six months ended March 31, 2000 compared to $23,381,000 for the same period in 1999. Also included in investing activities were capital additions of $23,947,000 and $21,266,000 during fiscal 2000 and 1999, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

       Net cash provided by financing activities was $43,819,000 for the six months ended March 31, 2000, compared with $21,888,000 in the comparable period last year. Proceeds from net borrowings of $72,310,000 during the first six months of fiscal 2000 were used to fund acquisitions and purchase treasury stock. Dividends of $13,256,000 and $13,513,000 were paid during fiscal 2000 and 1999, respectively.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the Company's market risk during the second quarter ended March 31, 2000. For additional information on market risk, refer to page 15 of the Company's 1999 Annual Report.

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

                               OTHER INFORMATION
                               -----------------

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The information responsive to this item was provided in, and incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, filed on February 11, 2000.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. (See Exhibit Index following this report.)

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNIVERSAL FOODS CORPORATION



Date:  May 12, 2000         By:  /s/  John L. Hammond
                            --------------------------------
                            John L. Hammond, Vice President,
                            Secretary and General Counsel






Date:  May 12, 2000         By:  /s/  Michael L. Hennen
                            ---------------------------------
                            Michael L. Hennen, Vice President
                            and Controller

                         UNIVERSAL FOODS CORPORATION
                               EXHIBIT INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000

                                       Filed    Incorporated by
Exhibit   Description                 Herewith   Reference From
-------   -----------                 --------  ---------------
-

3.1       Universal Foods Corporation           Exhibit A to the Registrant's
          Amended and Restated Articles         Definitive Proxy Statement
          of Incorporation adopted              filed on Schedule 14A on
          January 21, 1999                      December 15, 1998
                                                (Commission File No. 1-7626)

3.2       Universal Foods Corporation
          Amended and Restated Bylaws,
          adopted April 6, 2000           X


27        Financial Data Schedule.        X