Form 10-Q
period 2000-06-30
UNIVERSAL FOODS CORP
filed 2000-08-14
CIK 310142

CONFORMED
===============================================================================

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000
                                    -------------

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
                                                        --------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    X    No
     ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                                  Outstanding at July 31, 2000
---------------------------------------          ----------------------------
Common Stock, par value $0.10 per share                48,780,470 shares

===============================================================================

                     UNIVERSAL FOODS CORPORATION

                                INDEX

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION:

          Item 1. Financial Statements:
                  Consolidated Condensed Balance Sheets
                  - June 30, 2000 and September 30, 1999.                    1

                  Consolidated Condensed Statements of Earnings
                  - Three and Nine Months Ended June 30, 2000 and 1999.      2

                  Consolidated Condensed Statements of Cash Flows
                  - Nine Months Ended June 30, 2000 and 1999.                3

                  Notes to Consolidated Condensed Financial Statements.      4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       7

         Item 3.  Quantitative  and Qualitative Disclosures About
                  Market Risk.                                               9


PART II. OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security Holders.      10

         Item 6.  Exhibits and Reports on Form 8-K.                         10

         Signatures.                                                        11

         Exhibit Index.                                                     12



                                   PART I

                            FINANCIAL INFORMATION

                        UNIVERSAL FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In thousands)
                                 (Unaudited)

                                                      June 30,    September 30,
                                                        2000           1999
                                                      --------     -----------
                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $       379    $     4,645
   Trade accounts receivable                            126,535        143,435
   Inventories                                          216,829        217,217
   Prepaid expenses and other current assets             35,074         39,273
   Net assets held for sale                              83,000             -
                                                    -----------    -----------

       TOTAL CURRENT ASSETS                             461,817        404,570

INVESTMENTS AND OTHER ASSETS                             63,032         69,521
INTANGIBLES                                             303,970        278,309

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
    Land and buildings                                  153,164        172,656
    Machinery and equipment                             387,506        509,107
                                                    -----------    -----------
                                                        540,670        681,763
   Less accumulated depreciation                        228,094        291,455
                                                    -----------    -----------
                                                        312,576        390,308
                                                    -----------    -----------

TOTAL ASSETS                                        $ 1,141,395    $ 1,142,708
                                                    ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                            $   164,909    $    51,464
   Accounts payable and accrued expenses                 92,132        140,119
   Salaries, wages and withholdings from employees       10,502         16,777
   Income taxes                                          24,633         23,849
   Current maturities of long-term debt                   9,489          9,484
                                                    -----------    -----------

       TOTAL CURRENT LIABILITIES                        301,665        241,693

DEFERRED INCOME TAXES                                    28,980         28,446

OTHER DEFERRED LIABILITIES                               20,355         20,912

ACCRUED EMPLOYEE AND RETIREE BENEFITS                    27,067         34,678

LONG-TERM DEBT                                          332,632        385,397

SHAREHOLDERS' EQUITY:
   Common stock                                           5,396          5,396
   Additional paid-in capital                            73,142         74,524
   Earnings reinvested in the business                  507,119        470,253
                                                    -----------    -----------

                                                        585,657        550,173
Less:
     Treasury stock, at cost                             92,100         71,309
       Accumulated other comprehensive income            61,254         45,278
       Other                                              1,607          2,004
                                                    -----------    -----------

       TOTAL SHAREHOLDERS' EQUITY                       430,696        431,582
                                                    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,141,395    $ 1,142,708
                                                    ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                         UNIVERSAL FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   (In thousands except per share amounts)
                                (Unaudited)

                                         Three Months            Nine Months
                                         Ended June 30          Ended June 30

                                         2000     1999          2000     1999
                                         ----     ----          ----     ----
Revenue                               $204,149  $201,758     $608,006  $565,602

Cost of products sold                  130,285   134,369      396,644   378,702

Selling and administrative expenses     38,591    35,461      116,638   103,063
                                      --------  --------     --------  --------

Operating income                        35,273    31,928       94,724    83,837

Interest expense                         8,536     7,259       23,751    19,165
                                      --------  --------     --------  --------

Earnings before income taxes            26,737    24,669       70,973    64,672

Income taxes                             8,823     7,791       19,728    20,743
                                      --------  --------     --------  --------

Earnings from continuing operations     17,914    16,878       51,245    43,929

(Loss) earnings from discontinued
  operations                               (64)    3,848        5,450    12,704
                                      --------  --------     --------  --------

Net earnings                          $ 17,850  $ 20,726     $ 56,695  $ 56,633
                                      ========  ========     ========  ========


Average number of common
   shares outstanding:
    Basic                               49,411    50,181       49,679    50,632
                                        ======    ======       ======    ======


    Diluted                             49,587    50,704       49,943    51,239
                                        ======    ======       ======    ======
Earnings per common share:

  Continuing operations:
    Basic                               $  .36    $  .34      $  1.03    $  .87
                                        ======    ======      =======    ======

    Diluted                             $  .36    $  .33      $  1.03    $  .86
                                        ======    ======      =======    ======


  Net earnings:
    Basic                               $  .36    $  .41      $  1.14    $ 1.12
                                        ======    ======      =======    ======

    Diluted                             $  .36    $  .41      $  1.14    $ 1.11
                                        ======    ======      =======    ======


Dividends per common share              $.1325    $.1325      $ .3975    $.3975
                                        ======    ======      =======    ======

See accompanying notes to Consolidated Condensed Financial Statements.

                         UNIVERSAL FOODS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                          Nine Months Ended
                                                               June 30
                                                          -----------------
                                                          2000         1999
                                                          ----         ----

Net cash provided by operating activities of
  continuing operations                                  $33,067      $49,625
Net cash provided by discontinued operations              12,786       19,542
                                                         --------     --------
Net cash provided by operating activities                 45,853       69,167
                                                         --------     --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment           (36,999)     (38,920)
  Acquisition of new businesses (net of cash acquired)   (44,206)     (52,958)
  Other items, net                                           398       (4,124)
                                                         --------     --------

Net cash used in investing activities                    (80,807)     (96,002)
                                                         --------     --------
Cash flows from financing activities:
  Proceeds from additional borrowings                    120,370      172,202
  Reduction in debt                                      (47,079)     (98,046)
  Purchase of treasury stock                             (32,425)     (24,018)
  Dividends                                              (19,833)     (20,170)
  Proceeds from options exercised and other                9,808        3,100
                                                         --------     --------

Net cash provided by financing activities                 30,841       33,068
                                                         --------     --------

Effect of exchange rate changes on cash and
  cash equivalents                                          (153)        (332)
                                                         --------     --------

Net (decrease) increase in cash and cash equivalents      (4,266)       5,901
Cash and cash equivalents at beginning of period           4,645        1,632
                                                         --------     --------

Cash and cash equivalents at end of period               $   379      $ 7,533
                                                         ========     ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                              $30,428      $ 17,032
   Income taxes                                           18,752        20,173

Liabilities assumed in Acquisitions                      $ 1,841      $ 34,868




See accompanying notes to consolidated condensed financial statements.

                         UNIVERSAL FOODS CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1. In the opinion of Universal Foods Corporation (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and September 30, 1999 and the results of operations for the three and nine month periods ended June 30, 2000 and 1999 and cash flows for the nine month periods ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

2. Refer to the footnotes in the Company's annual consolidated financial statements for the year ended September 30, 1999, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except for the change in reporting a discontinued operation as discussed in Note 4, or as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. In June 2000, the Company's Board of Directors approved a plan to dispose of the operations of its Yeast business. Accordingly, the operating results of the Yeast business have been reported separately from continuing operations and reported as a separate line item on the statement of earnings. The Company has also restated its priorstatements of earnings to present the earnings of the yeast division as a discontinued operation.

   Operating results from discontinued operations are as follows
   (in thousands):


                                            Three Months          Nine Months
                                            Ended June 30        Ended June 30
                                            -------------        -------------
                                            2000     1999        2000     1999
                                            ----     ----        ----     ----
   Revenue                                $27,898   $34,798   $93,914  $108,403

   Earnings before income taxes              (226)    6,205     8,791    20,490

   Income taxes                              (162)    2,357     3,341     7,786
                                          --------  -------   -------  --------

   (Loss) earnings from discontinued
     operations                           $   (64)  $ 3,848   $ 5,450  $ 12,704
                                          ========  =======   =======  ========


   Earnings per common share:
     Basic                                $   .00   $   .07   $   .11  $    .25
                                          =======   =======   =======  ========

     Diluted                              $   .00   $   .08   $   .11  $    .25
                                          =======   =======   =======  ========

                                   -4-

   The assets and liabilities of the yeast business at June 30, 2000 have been reflected as a net current asset and are reported as a separate line item on the consolidated balance sheet. The "Net assets held for sale" are classified as current assets based on the anticipated sale of the yeast business within the next twelve months. The Company anticipates that the sale of the Yeast division will result in a gain.


   The components of net assets held for sale at June 30, 2000 are as follows (in thousands):


   -----------------------------------------
     Current assets                $ 22,156

     Total assets                   101,486

   -----------------------------------------
     Current liabilities             11,213

     Total liabilities               18,486
   -----------------------------------------
     Net assets held for sale      $ 83,000
   =========================================

 5.At June 30, 2000 and September 30, 1999, inventories included finished and in-process products totaling $152,475,000 and $159,117,000, respectively, and raw materials and supplies of $64,354,000 and$58,100,000, respectively.

6. During the nine months ended June 30, 2000 and 1999, the Company repurchased 1,704,000 and 1,084,000 shares of common stock for an aggregate price of $32,425,000 and $24,018,000, respectively.

7. For the nine months ended June 30, 2000, depreciation and amortization expense related to continuing operations were $27,499,000 and $7,186,000, respectively. For the nine months ended June 30, 1999, depreciation and amortization expense related to continuing operations were $23,857,000 and $5,402,000, respectively.

8. The components of comprehensive income for the periods presented are as follows (in thousands):


                                           Three Months         Nine Months
                                           Ended June 30       Ended June 30
                                         ----------------      --------------
                                         2000        1999      2000      1999
                                         ----        ----      ----      ----
   Net earnings                        $ 17,850   $ 20,726   $ 56,695  $56,633

   Other comprehensive (loss):
     Foreign currency translation
        adjustment                      (10,290)      (808)  (15,976)   (2,613)
                                        --------  ---------  --------  --------

   Comprehensive income                $  7,560   $ 19,918   $ 40,719  $54,020
                                       =========  =========  ========  ========

         There are no reclassification adjustments to be reported.

9. During the quarter ended June 30, 2000 the Company decided to dispose of its Yeast division and integrate its Dehydrated Products division with Flavor division. As a result of these changes reportable segments were changed to Flavor and Color and all segment data has been restated to reflect this change. Operating results and the related assets by segment for the periods presented are as follows:

                                                         Corporate   Continuing
                                        Flavor    Color  and Other   Operations
                                        ------    -----  ----------  ----------
   Quarter ended June 30, 2000
   ---------------------------
   Revenues from external customers   $123,244  $ 67,481  $ 13,424   $  204,149
   Intersegment revenues                 5,462     5,189       --        10,651
                                      --------  --------  ---------  ----------
   Total revenue                      $128,706  $ 72,670  $ 13,424   $  214,800
                                      ========  ========  =========  ==========

   Operating profit                   $ 21,579  $ 18,293  $ (4,599)  $   35,273
   Interest expense                       --        --       8,536        8,536
                                      --------   -------  ---------  ----------

   Earnings before income taxes       $ 21,579  $ 18,293  $(13,135)  $   26,737
                                      ========  ========  =========  ==========

   Quarter ended June 30, 1999
   ---------------------------
   Revenues from  external customers  $129,177  $ 60,235  $ 12,346   $  201,758
   Intersegment revenues                 4,386     2,801      --          7,187
                                      --------   -------  ---------  ----------
   Total revenue                      $133,563  $ 63,036   $12,346   $  208,945
                                      ========  ========  =========  ==========

   Operating profit                   $ 19,242  $ 14,919  $ (2,233)  $   31,928
   Interest expense                       --        --       7,259        7,259
                                      --------  --------  ---------  ----------
   Earnings before income taxes       $ 19,242  $ 14,919  $ (9,492)  $  24,669
                                      ========   =======  =========  ==========

   Nine months ended June 30,2000
   ------------------------------
   Revenues from external customers   $373,743   194,539  $ 39,724   $  608,006
   Intersegment revenues                14,725    13,140      --         27,865
                                      --------  --------   --------  ----------
   Total revenue                      $388,468  $207,679  $ 39,724   $  635,871
                                      ========  ========  =========  ==========

   Operating profit                   $ 61,232  $ 48,944  $(15,452)  $   94,724
   Interest expense                       --        --      23,751       23,751
                                      --------  -------   ---------  ----------

   Earnings before income taxes       $ 61,232  $ 48,944  $(39,203)  $   70,973
                                      ========  ========  =========  ==========

   Assets                             $429,189  $218,567  $410,639   $1,058,395
                                      ========  ========  =========  ==========

   Nine months ended June 30,1999
   ------------------------------
   Revenues from external customers   $378,017  $154,051  $ 33,534   $  565,602
   Intersegment revenues                11,774     8,125      --         19,899
                                      --------  --------  ---------  ----------
   Total revenue                      $389,791  $162,176  $ 33,534   $  585,501
                                      ========  ========  =========  ==========


   Operating profit                   $ 55,855  $ 39,438  $(11,456)  $   83,837
   Interest expense                       --        --      19,165       19,165
                                      --------  --------  ---------  ----------

   Earnings before income taxes       $ 55,855  $ 39,438  $(30,621)  $   64,672
                                      ========  ========  =========  ==========

   Assets                             $428,100  $191,673  $372,954   $  992,727
                                      ========  ========  =========  ==========


10.Effective January 1, 2000, the Company acquired for cash the stock of Dr. Marcus GmbH, a leading manufacturer of natural colors, located in Hamburg, Germany. Annual revenue is approximately $14,000,000.

11.On January 27, 2000, the Company acquired for cash the remaining interest in Monarch Food Colors, L.P., located in High Ridge, Missouri. The Company previously held a 24% ownership interest in Monarch as a result of the Company's April 1999 purchase of Pointing Holdings Ltd. Annual revenues for 1999 were just under $10,000,000. Monarch manufactures colors for the food, pharmaceutical and cosmetic industries.

12.On February 29, 2000, the Company refinanced $40,000,000 of senior notes that were due through December 2009 using proceeds from additional short-term borrowings.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF CONTINUING OPERATIONS

       Revenue from continuing operations for the three months ended June 30, 2000 was $204,149,000 compared with $201,758,000 in 1999, a 1.2%
       increase. Revenue for the nine months ended June 30, 2000 was $608,006,000, an increase of 7.5% over the same period in the prior year. The Color segment reported increased revenue of 15.3% for the third quarter and 28.1% year-todate. These increases more than offset decreased revenue in the Flavor segment. Gross profit was up 9.6% and 13.1% for the quarter and nine months ended June 30, 2000 compared to the same periods in 1999, respectively. Selling and administrative expenses increased $3,130,000 and $13,575,000 for the quarter and nine months ended June 30, 2000 compared to the same periods in 1999. Most of the increase in selling and administrative expense is the result of acquisitions and normal inflationary increases. For the third quarter of fiscal 2000, operating income increased 10.5% to $35,273,000. For the nine months ended June 30, 2000, operating income increased to $94,724,000, or 13.0%, from the same period in 1999.

       Interest expense for the third quarter increased to $8,536,000 from $7,259,000 for the same period last year. For the nine months ended June 30, 2000 interest expense increased $4,586,000 to $23,751,000. The increase in interest expense is a result of higher average borrowings that were used primarily to fund acquisitions and working capital requirements.

       The effective income tax rate on continuing operations was 33.0% and 27.8%, respectively, for the three and nine months ended June 30, 2000. The decrease in the year-to-date effective tax rate is the result of the Company recording a tax benefit resulting from its decision to close its remaining dehydrated operations in Ireland during the second quarter of fiscal 2000. The effective income tax rate excluding this benefit would have been approximately 32.7%.

       DISCONTINUED OPERATIONS

       During the quarter ended June 30, 2000, the Company announced its decision to consider strategic alternatives for its Yeast division. After reviewing options for growth, the Company decided to sell this business. Beginning with the quarter ended June 30, 2000, the Yeast business is being reported as a discontinued operation. Loss from discontinued operation was $64,000, net of tax for the third quarter of fiscal 2000 compared with earnings from discontinued operations of $3,848,000 for the third quarter of fiscal 1999. For the nine months ended June 30, 2000, earnings from discontinued operations net of tax was $5,450,000, a decline of 57.1% compared to the same period last year. The decrease is a result of lower fresh yeast prices and volumes. The Company is in due diligence with several potential buyers and expects to finalize a sale by the end of the calendar year.


       SEGMENT INFORMATION

       During the quarter ended June 30, 2000 the Company decided to dispose of its Yeast division and integrate its Dehydrated Products division with the Flavor division. As a result of these actions, the Company's reportable segments became Flavor and Color and all segment data has been restated to reflect this change.

       Flavor - The Flavor segment reported revenue of $128,706,000 for the third quarter of fiscal 2000 compared to $133,563,000 for the same period last year. Total revenue was negatively impacted by currency exchange rates and closure of its Dehydrated Products operation in Ireland. In addition, revenues from the Dehydrated division were down from 1999 due to lower garlic prices. Year-to-date revenues in the Flavor segment decreased by $1,323,000 to $388,468,000. Operating income for the Flavor segment was up 12.1% for the three months and 9.6% for the nine months compared to the same periods in the prior year due to improvements in product mix and lower manufacturing costs.

      Color - Revenue for the Color segment was $72,670,000 for the third quarter of fiscal 2000, a 15.3% increase from $63,036,000 for the third quarter of fiscal 1999. Year-to-date revenue increased 28.1% to $207,679,000. Revenue increases for the quarter and nine months ended June 30, 2000 are primarily due to higher volumes of natural colors and strong sales of inks for ink-jet printers. Operating income for the third quarter ended June 30, 2000 was up 22.6%, to $18,293,000 and up 24.1% to $48,944,000 for the nine months ended June 30, 2000 due to increased volumes and favorable product mix.


      FINANCIAL CONDITION

      The consolidated condensed balance sheet as of June 30, 2000 has been presented with "Net assets held for sale" of the discontinued operation classified in current assets. The balance sheet has not been restated for prior periods.

      The current ratio was 1.5 at June 30, 2000 compared with 1.7 at September 30, 1999. The decrease is primarily the result of increased short-term borrowings used to fund acquisitions and the refinancing of $40,000,000 in senior notes.

      Net cash provided by continuing operations was $33,067,000 for the nine months ended June 30, 2000, compared to $49,625,000 provided by continuing operations for the nine months ended June 30, 1999. Net cash provided by discontinued operations was $12,786,000 for the nine months ended June 30, 2000 compared to $19,542,000 provided by discontinued operations for the nine months ended June 30, 1999. The decrease in cash provided by operating activities in fiscal 2000 was primarily due to increased inventories of dehydrated products, decreased payables, and lower earnings from the Yeast division compared to the prior year.

      Net cash used in investing activities was $80,007,000 for the nine months ended June 30, 2000 and $96,002,000 for the nine months ended June 30, 1999. Cash used to acquire new businesses was $44,206,000 for the nine months ended June 30, 2000 compared to $52,958,000 for the same period in 1999. Investing activities include capital additions of $36,999,000 and $38,920,000 during fiscal 2000 and 1999, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

      Net cash provided by financing activities was $30,841,000 for the nine months ended June 30, 2000, compared with $33,068,000 in the comparable period last year. Proceeds from net borrowings of $120,370,000 during the first nine months of fiscal 2000  were  used to  fund
      acquisitions  and purchase treasury  stock.   Dividends of $19,833,000
      and $20,170,000 were paid during fiscal 2000 and 1999, respectively.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the Company's market risk during the third quarter ended June 30, 2000. For additional information on market risk, refer to page 15 of the Company's 1999 Annual Report.

       FORWARD-LOOKING INFORMATION

       This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's domestic and international business; the sale of the Yeast division within twelve months; the sale of the Yeast division at a gain; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
       (a)   Exhibits.  (See Exhibit Index following this report.)

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNIVERSAL FOODS CORPORATION




Date:  August 11, 2000      By:  /s/  John L. Hammond
                            ---------------------------------
                            John L. Hammond, Vice President,
                            Secretary and General Counsel






Date:  August 11, 2000      By:  /s/  Michael L. Hennen
                            ---------------------------------
                            Michael L. Hennen, Vice President
                            and Controller

                  UNIVERSAL FOODS CORPORATION EXHIBIT INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000


                                         Filed    Incorporated by
Exhibit  Description                    Herewith  Reference From
-------  -----------                    --------  ---------------

3.1      Universal Foods Corporation              Exhibit A to the Registrant's
         Amended and Restated Articles            Definitive  Proxy Statement
         of Incorporation adopted                 filed on Schedule 14A on
         January 21, 1999                         December 15, 1998
                                                  (Commission File No. 17626)

27.1     Financial Data Schedule            X

27.2     Restated Financial Data Schedule   X
         (Second quarter ended March 31,
         2000)

27.3     Restated Financial Data Schedule   X
         (First quarter ended December 31,
         1999)

27.4     Restated Financial Data Schedule   X
         (Year ended September 30, 1999)

27.5     Restated Financial Data Schedule   X
         (Third quarter ended June 30,
         1999)

27.6     Restated Financial Data Schedule   X
         (Second quarter ended March 31,
         1999)

27.7     Restated Financial Data Schedule   X
         (First quarter ended December 31,
         1998)

27.8     Restated Financial Data Schedule   X
         (Year ended September 30, 1998)

27.9     Restated Financial Data Schedule   X
         (Year ended September 30, 1997)