Form 10-QT
period 1999-12-31
UNIVERSAL FOODS CORP
filed 2000-10-19
CIK 310142

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      October 1, 1999 to December 31, 1999
                                    -------------------------------------

Commission file number:  1-7626
                         ------


                           UNIVERSAL FOODS CORPORATION
     ----------------------------------------------------------------------
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
                                                      --------------


                               SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
at least the past 90 days. Yes  X   No
                               ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                Class                         Outstanding at September 30, 2000
--------------------------------------------  ---------------------------------
Common Stock, par value $0.10 per share              48,192,086 shares

================================================================================

                                                                       CONFORMED
================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       October 1, 1999 to December 31, 1999
                                     -------------------------------------

Commission file number:  1-7626
                         ------



                           UNIVERSAL FOODS CORPORATION
     ----------------------------------------------------------------------
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
                                                      --------------


                               SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                               ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                 Class                       Outstanding at September 30, 2000
------------------------------------------   ---------------------------------
Common Stock, par value $0.10 per share                 48,192,086 shares

================================================================================

                           UNIVERSAL FOODS CORPORATION

                                      INDEX



                                                                                                  Page No.
                                                                                                  --------
 PART I. FINANCIAL INFORMATION:

          Item 1.  Financial Statements:
                   Consolidated Condensed Balance Sheets
                   - December 31, 1999 and September 30, 1999.                                         1

                   Consolidated Condensed Statements of Earnings
                   - Three Months Ended December 31, 1999 and 1998.                                    2

                   Consolidated Condensed Statements of Cash Flows
                   - Three Months Ended December 31, 1999 and 1998.                                    3

                   Notes to Consolidated Condensed Financial Statements.                               4

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                                          7

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                         9


 PART II. OTHER INFORMATION:

          Item 4.  Submission of Matters to a Vote of Security Holders.                               10

          Item 6.  Exhibits and Reports on Form 8-K.                                                  11

 SIGNATURES.                                                                                          12

 EXHIBIT INDEX.                                                                                       13

                                     PART I

                              FINANCIAL INFORMATION

                          UNIVERSAL FOODS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                   December 31,               September 30,
               ASSETS                                                                  1999                       1999
               ------                                                             ---------------            --------------
CURRENT ASSETS:
      Cash and cash equivalents                                                   $        114               $     4,645
      Trade accounts receivable                                                        139,120                   143,435
      Inventories                                                                      229,203                   217,217
      Prepaid expenses and other current assets                                         37,236                    39,273
                                                                                  ------------               -----------

              TOTAL CURRENT ASSETS                                                     405,673                   404,570
INVESTMENTS AND OTHER ASSETS                                                            70,571                    69,521
INTANGIBLES                                                                            271,065                   278,309

PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                                                             173,537                   172,656
        Machinery and equipment                                                        508,127                   509,107
                                                                                  ------------               -----------
                                                                                       681,664                   681,763
                                                                                  ------------               -----------
      Less accumulated depreciation                                                    297,260                   291,455
                                                                                  ------------               -----------
                                                                                       384,404                   390,308
                                                                                  ------------               -----------

TOTAL ASSETS                                                                      $  1,131,713               $ 1,142,708
                                                                                  ============               ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
      Short-term borrowings                                                       $     77,995               $    51,464
      Accounts payable and accrued expenses                                            111,536                   140,119
      Salaries, wages and withholdings from employees                                   14,321                    16,777
      Income taxes                                                                      24,368                    23,849
      Current maturities of long-term debt                                               9,495                     9,484
                                                                                  ------------               -----------

              TOTAL CURRENT LIABILITIES                                                237,715                   241,693

DEFERRED INCOME TAXES                                                                   27,513                    28,446

OTHER DEFERRED LIABILITIES                                                              20,670                    20,912

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                   34,565                    34,678

LONG-TERM DEBT                                                                         380,378                   385,397

SHAREHOLDERS' EQUITY:
      Common stock                                                                       5,396                     5,396
      Additional paid-in capital                                                        74,279                    74,524
      Earnings reinvested in the business                                              482,080                   470,253
                                                                                  ------------               -----------

                                                                                       561,755                   550,173

      Less:   Treasury stock, at cost                                                   81,046                    71,309
              Accumulated other comprehensive income                                    47,966                    45,278
              Other                                                                      1,871                     2,004
                                                                                  ------------               -----------

              TOTAL SHAREHOLDERS' EQUITY                                               430,872                   431,582
                                                                                  ------------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  1,131,713               $ 1,142,708
                                                                                  ============               ===========


See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31
                                                                            ----------------------------------------
                                                                              1999                          1998
                                                                              ----                          ----
Revenue                                                                     $   198,693                   $  178,202

Cost of products sold                                                           132,138                      121,037

Selling and administrative expenses                                              38,648                       34,050
                                                                            -----------                   ----------

Operating income                                                                 27,907                       23,115

Interest expense                                                                  7,149                        5,757
                                                                            -----------                   ----------

Earnings before income taxes                                                     20,758                       17,358

Income taxes                                                                      6,634                        5,501
                                                                            -----------                   ----------

Earnings from continuing operations                                              14,124                       11,857

Earnings from discontinued operations                                             4,373                        5,018
                                                                            -----------                   ----------


Net earnings                                                                $    18,497                   $   16,875
                                                                            ===========                   ==========



Average number of common shares outstanding:
      Basic                                                                      50,091                       51,033
                                                                                 ======                       ======

      Diluted                                                                    50,462                       51,732
                                                                                 ======                       ======

Earnings per common share:

Continuing Operations:
      Basic                                                                        $.28                         $.23
                                                                                   ====                         ====

      Diluted                                                                      $.28                         $.23
                                                                                   ====                         ====

Net Earnings:
      Basic                                                                        $.37                         $.33
                                                                                   ====                         ====

      Diluted                                                                      $.37                         $.33
                                                                                   ====                         ====


Dividends per common share                                                       $.1325                       $.1325
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

                           UNIVERSAL FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                   December 31
                                                                                        ---------------------------------
                                                                                           1999                    1998
                                                                                           ----                    ----
Net cash (used in) provided by operating activities                                     $  (5,162)             $  14,254

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                           (10,350)               (11,243)
   Other items, net                                                                          (510)                   172
                                                                                        ----------             ---------

   Net cash used in investing activities                                                  (10,860)               (11,071)

Cash flows from financing activities:
   Proceeds from additional borrowings                                                     30,461                  6,974
   Reduction in debt                                                                       (3,511)                  (535)
   Purchase of treasury stock                                                             (12,575)                (6,415)
   Dividends                                                                               (6,670)                (6,769)
   Proceeds from options exercised and other                                                3,792                  2,240
                                                                                        ---------              ---------

   Net cash provided by (used in) financing activities                                     11,497                 (4,505)

   Effect of exchange rate changes on cash and cash equivalents                                (6)                    98
                                                                                        ----------             ---------

   Net decrease in cash and cash equivalents                                               (4,531)                (1,224)
   Cash and cash equivalents at beginning of period                                         4,645                  1,632
                                                                                        ---------              ---------

   Cash and cash equivalents at end of period                                           $     114              $     408
                                                                                        =========              =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                          $  11,277              $   7,287
      Income taxes                                                                          6,317                  4,984







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

2. Refer to the footnotes in the Company's annual financial statements for the year ended September 30, 1999, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except for the change in reporting a discontinued operation as discussed in Note 5, or as a result of normal transactions in the interim.

3. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

4. On September 7, 2000, the Company's Board of Directors approved a change of the Company's fiscal year end from September 30 to December 31. The first annual period to be reported on the new fiscal year end will be the twelve months ending December 31, 2000. This change will result in the reporting of financial results that will compare more directly with other business-to-business companies that serve the same customer base. This filing contains the results of the transition period from October 1, 1999 through December 31, 1999.

5. In June 2000, the Company's Board of Directors approved a plan to dispose of the operations of its Yeast business. Accordingly, the operating results of the Yeast business have been reported separately from continuing operations and reported as a separate line item on the statements of earnings. The Company has also restated its prior statements of earnings to present the earnings of the Yeast division as a discontinued operation. The Company anticipates that the sale of the Yeast division will result in a gain.

     Operating results from discontinued operations are as follows (in thousands):


                                                                           Three Months
                                                                         Ended December 31
                                                                         -----------------

                                                                         1999          1998
                                                                         ----          ----

      Revenue                                                          $  36,190     $  39,333

      Earnings before income taxes                                         7,054         8,094

      Income taxes                                                         2,681         3,076
                                                                       ---------     ---------

      Earnings from discontinued
         operations                                                    $   4,373     $   5,018
                                                                       =========     =========


      Earnings per common share:
         Basic                                                         $     .09     $     .10
                                                                       =========     =========

         Diluted                                                       $     .09     $     .10
                                                                       =========     =========

6. At December 31, 1999 and September 30, 1999, inventories included finished and in-process products totaling $154,261,000 and $159,117,000, respectively, and raw materials and supplies of $74,942,000 and $58,100,000, respectively.

7. During the three months ended December 31, 1999 and 1998, the Company repurchased 680,600 and 272,100 shares of common stock for an aggregate price of $13,776,000 and $6,415,000, respectively.

8. For the three months ended December 31, 1999, depreciation and amortization related to continuing operations were $9,177,000 and $2,156,000, respectively. For the three months ended December 31, 1998, depreciation and amortization related to continuing operations were $8,285,000 and $1,714,000, respectively.

9. The components of comprehensive income for the periods presented are as follows (in thousands):


                                                                                  Three Months Ended
                                                                    -----------------------------------------------
                                                                    December 31, 1999             December 31, 1998
                                                                    -----------------             -----------------
       Net earnings                                                    $    18,497                   $   16,875
       Other comprehensive (loss) income:
         Foreign currency translation adjustment                            (2,688)                         718
                                                                       ------------                  ----------

       Comprehensive income                                            $    15,809                   $   17,593
                                                                       ===========                   ==========



     There are no reclassification adjustments to be reported.


10. During the quarter ended June 30, 2000 the Company decided to dispose of its Yeast division and integrate its Dehydrated Products division with the Flavor division. As a result of these changes reportable segments were changed to Flavor and Color and all segment data has been restated to reflect this change. Operating results and the related assets by segment for the periods presented are as follows (in thousands):


                                                                                          Corporate      Continuing
                                                           Flavor           Color         and Other      Operations
                                                           ------           -----         ---------      ----------
      Quarter ended December 31, 1999:
      --------------------------------
      Revenue from external customers                   $  127,171        $  58,051      $   13,471       $    198,693
      Intersegment revenues                                  4,334            4,012              --              8,346
                                                        ----------        ---------      ----------       ------------
      Total revenue                                     $  131,505        $  62,063      $   13,471       $    207,039
                                                        ==========        =========      ==========       ============

      Operating profit                                  $   19,090        $  13,737      $   (4,920)      $     27,907
      Interest expense                                          --               --           7,149              7,149
                                                        ----------        ---------      ----------       ------------
      Earning before income taxes                       $   19,090        $  13,737      $  (12,069)      $     20,758
                                                        ==========        =========      ==========       ============

      Assets                                            $  444,010        $ 222,170      $  362,613       $  1,028,793

      Quarter ended December 31, 1998:
      --------------------------------
      Revenue from external customers                   $  125,146        $  42,514      $   10,542       $    178,202
      Intersegment revenues                                  3,532            2,420              --              5,952
                                                        ----------        ---------      ----------       ------------
      Total revenue                                     $  128,678        $  44,934      $   10,542       $    184,154
                                                        ==========        =========      ==========       ============

      Operating profit                                  $   17,566        $  10,185      $   (4,636)      $     23,115
      Interest expense                                          --               --           5,757              5,757
                                                        ----------        ---------      ----------       ------------
      Earning before income taxes                       $   17,566        $  10,185      $  (10,393)      $     17,358
                                                        ==========        =========      ==========       ============
      Assets                                            $  438,879        $ 160,812      $  291,020       $    890,711


11. On January 4, 2000, the Company announced an agreement to acquire for cash the stock of Dr. Marcus GmbH, a leading manufacturer of natural colors, located in Hamburg, Germany. Annual revenue is approximately $14 million.

12. On January 27, 2000, the Company announced that it had acquired for cash the remaining interest in Monarch Food Colors, L.P., located in High Ridge, Missouri. The Company previously held a 24% ownership interest in Monarch as a result of the Company's April 1999 purchase of Pointing Holdings Ltd. Annual revenues for 1999 were just under $10 million. Monarch manufactures colors for the food, pharmaceutical and cosmetic industries.

13. On February 29, 2000, the Company refinanced $40,000,000 of senior notes that were due through December 2009 using proceeds from additional short-term borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF CONTINUING OPERATIONS:

         Revenue from continuing operations during the three months ended December 31, 1999 increased 11.5% to $198,693,000 compared with $178,202,000 during the three months ended December 31, 1998. This increase includes a 38.1% increase in revenue for the Color segment and a 2.2% increase for the Flavor segment. Gross profit margins increased to 33.5% for the quarter ended December 31, 1999 compared with 32.1% for the same period in the prior year. The stronger margins were due to increased volumes and cost improvements. Selling and administrative expenses were 19.5% and 19.1% of revenue for the quarters ended December 31, 1999 and 1998, respectively.

         As a result of higher average borrowings outstanding, interest expense in the quarter increased to $7,149,000 from $5,757,000 in the same period in the prior year. The increased borrowings were used primarily to fund acquisitions and working capital requirements.


         DISCONTINUED OPERATIONS

         During the quarter ended June 30, 2000, the Company announced its decision to consider strategic alternatives for its Yeast division. After reviewing options for growth, the Company decided to sell this business. Beginning with the quarter ended June 30, 2000, the Yeast business is being reported as a discontinued operation. Earnings from discontinued operations were $4,373,000, net of tax for the quarter ended December 31, 1999 compared with earnings from discontinued operations of $5,018,000 for the quarter ended December 31, 1998. The decrease is a result of lower fresh yeast prices and volumes. The Company has entered into a letter of intent and expects to finalize a sale by the end of calendar 2000.

         SEGMENT INFORMATION

         During the quarter ended June 30, 2000 the Company decided to dispose of its Yeast division and integrate its Dehydrated Products division with the Flavor division. As a result of these actions, the Company's reportable segments became Flavor and Color and all segment data has been restated to reflect this change.

         Flavor - The Flavor segment reported revenue of $131,505,000 for the quarter ended December 31, 1999 compared to $128,678,000 for the quarter ended December 31, 1998. The most significant gains were in the dairy, aroma chemicals and the fragrance product lines. These gains were partially offset by reduced revenue for dehydrated products as customers had stockpiled inventory in the previous quarters. In addition, the closure of the Irish frozen vegetable business reduced dehydrated product sales by about 5 percent from the prior year. Operating income for the Flavor segment was up 8.7% for the three months compared to the same period in the prior year due to increased volumes and lower manufacturing costs.

         Color - The Color segment reported a 38.1% increase in revenue to $62,063,000 for the quarter ended December 31, 1999. Significant volume increases were achieved in several major product categories, including synthetic dyes, natural colors, inks and cosmetic colors. Operating income for the Color segment increased 34.9% to $13,737,000 from $10,185,000 in the prior year.

         FINANCIAL CONDITION:

         The current ratio remained constant at 1.7 at December 31, 1999 and September 30, 1999. Net working capital increased $5,081,000 to $167,958,000 at December 31, 1999 from $162,877,000 at September 30,
         1999.

         Net cash used in operating activities was $5,162,000 for the quarter ended December 31, 1999, compared to $14,254,000 provided by operating activities for the quarter ended December 31, 1998. The decrease in cash provided by operating activities in the quarter ended December 31, 1999 was primarily due to increased inventories of dehydrated products and the timing of benefit plan contributions, interest and taxes as compared to the prior year.

         Net cash used in investing activities was $10,860,000 for the three months ended December 31, 1999 and $11,071,000 for the three months ended December 31, 1998. Included in investing activities were capital additions of $10,350,000 and $11,243,000 during the quarters ended December 31, 1999 and 1998, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

         Net cash provided by financing activities was $11,497,000 for the quarter, compared with net cash used in financing activities of $4,505,000 in the comparable prior period. Proceeds from net borrowings of $26,950,000 were used primarily to fund capital expenditures and purchase treasury stock. Dividends of $6,670,000 and $6,769,000 were paid during the quarter ended December 31, 1999 and 1998, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the quarter ended December 31, 1999. For additional information on market risk, refer to page 15 of the Company's 1999 Annual Report.

         FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's domestic and international business; the sale of the Yeast division and the anticipated proceeds from the sale; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the transition period from October 1, 1999 to December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNIVERSAL FOODS CORPORATION



Date:  October 19, 2000                       By:  /s/  John L. Hammond
                                              ----------------------------------
                                              John L. Hammond, Vice President,
                                              Secretary and General Counsel






Date:  October 19, 2000                       By:  /s/  Michael L. Hennen
                                              ----------------------------------
                                              Michael L. Hennen, Vice President
                                              and Controller

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL FOODS CORPORATION



Date:  October 19, 2000             By:
                                    ----------------------------------------
                                    John L. Hammond, Vice President,
                                    Secretary and General Counsel






Date:  October 19, 2000             By:
                                    ----------------------------------------
                                    Michael L. Hennen, Vice President
                                    and Corporate Controller

                           UNIVERSAL FOODS CORPORATION
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999


Exhibit       Description                               Filed Herewith                Incorporated by Reference From
-------       -----------                               --------------                -------------------------------
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

3.2           Universal Foods Corporation                                             Exhibit 3.2 to Annual Report
              Amended and Restated Bylaws,                                            on Form 10-K for the fiscal
              adopted November 11, 1999                                               year ended September 30, 1999
                                                                                      (Commission File No. 1-7626)

27.1          Restated Financial Data Schedule.                X