Form 10-Q
period 2000-09-30
UNIVERSAL FOODS CORP
filed 2000-11-13
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      September 30, 2000
                                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number:  1-7626
                         ------



      UNIVERSAL FOODS CORPORATION (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                                       39-0561070
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

           777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5304
           ----------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (414) 271-6755
                                                      --------------

                                 September 30,
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
        Yes X    No
           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

               Class                             Outstanding at October 31, 2000
---------------------------------------          -------------------------------
Common Stock, par value $0.10 per share               48,152,486 shares

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


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      September 30, 2000
                                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number:  1-7626
                         ------


     UNIVERSAL FOODS CORPORATION (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Wisconsin                                     39-0561070
-------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

           777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5304
           ----------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (414) 271-6755
                                                      --------------


                                 September 30,
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
        Yes X  No
           ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

              Class                              Outstanding at October 31, 2000
----------------------------------------         -------------------------------
Common Stock, par value $0.10 per share                 48,152,486 shares

================================================================================

                           UNIVERSAL FOODS CORPORATION
                    (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
                                      INDEX


                                                                                                          Page No.
                                                                                                          --------

         PART I. FINANCIAL INFORMATION:

                  Item 1.  Financial Statements:
                           Consolidated Condensed Balance Sheets
                           - September 30, 2000 and December 31, 1999.                                         1

                           Consolidated Condensed Statements of Earnings
                           - Three and Nine Months Ended September 30, 2000 and 1999.                          2

                           Consolidated Condensed Statements of Cash Flows
                           - Nine Months Ended September 30, 2000 and 1999.                                    3

                           Notes to Consolidated Condensed Financial Statements.                               4

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.                                                          7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                         9


         PART II. OTHER INFORMATION:

                  Item 4.  Submission of Matters to a Vote of Security Holders.                               10

                  Item 6.  Exhibits and Reports on Form 8-K.                                                  10

                  Signatures.                                                                                 11

                  Exhibit Index.                                                                              13


                                     PART I

                              FINANCIAL INFORMATION

                           UNIVERSAL FOODS CORPORATION
                    (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                  September 30,              December 31,
               ASSETS                                                                  2000                       1999
               ------                                                            ---------------            ----------------
CURRENT ASSETS:
      Cash and cash equivalents                                                   $      5,911               $       114
      Trade accounts receivable                                                        125,027                   139,120
      Inventories                                                                      220,995                   229,203
      Prepaid expenses and other current assets                                         38,319                    37,236
      Net assets held for sale                                                          79,080                         -
                                                                                  ------------               -----------

              TOTAL CURRENT ASSETS                                                     469,332                   405,673
INVESTMENTS AND OTHER ASSETS                                                            63,449                    70,571
INTANGIBLES                                                                            295,192                   271,065

PROPERTY, PLANT AND EQUIPMENT:
      Cost:
        Land and buildings                                                             154,994                   173,537
        Machinery and equipment                                                        379,795                   508,127
                                                                                  ------------               -----------
                                                                                       534,789                   681,664
      Less accumulated depreciation                                                    229,946                   297,260
                                                                                  ------------               -----------
                                                                                       304,843                   384,404
                                                                                  ------------               -----------

TOTAL ASSETS                                                                      $  1,132,816               $ 1,131,713
                                                                                  ============               ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term borrowings                                                        $   171,886               $    77,995
      Accounts payable and accrued expenses                                             99,799                   111,536
      Salaries, wages and withholdings from employees                                   11,004                    14,321
      Income taxes                                                                      30,735                    24,368
      Current maturities of long-term debt                                               9,487                     9,495
                                                                                   -----------               -----------

              TOTAL CURRENT LIABILITIES                                                322,911                   237,715

DEFERRED INCOME TAXES                                                                   26,275                    27,513

OTHER DEFERRED LIABILITIES                                                              19,549                    20,670

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                   26,955                    34,565

LONG-TERM DEBT                                                                         328,125                   380,378

SHAREHOLDERS' EQUITY:
      Common stock                                                                       5,396                     5,396
      Additional paid-in capital                                                        72,434                    74,279
      Earnings reinvested in the business                                              519,041                   482,080
                                                                                   -----------               -----------

                                                                                       596,871                   561,755

      Less:   Treasury stock, at cost                                                  113,267                    81,046
              Accumulated other comprehensive income                                    73,128                    47,966
              Other                                                                      1,475                     1,871
                                                                                   -----------               -----------

              TOTAL SHAREHOLDERS' EQUITY                                               409,001                   430,872
                                                                                   -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,132,816               $ 1,131,713
                                                                                   ===========               ===========

See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION
                    (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                 Three Months                            Nine Months
                                                              Ended September 30                     Ended September 30
                                                              ------------------                     ------------------

                                                              2000            1999                   2000           1999
                                                              ----            ----                   ----           ----
Revenue                                                    $  206,991      $  210,156             $  616,303      $ 597,556

Cost of products sold                                         133,953         136,563                398,458        394,228

Selling and administrative expenses                            40,248          37,958                118,238        106,970
                                                           ----------      ----------             ----------      ---------

Operating income                                               32,790          35,635                 99,607         96,358

Interest expense                                                8,579           6,868                 25,181         20,276
                                                           ----------      ----------             ----------      ---------

Earnings before income taxes                                   24,211          28,767                 74,426         76,082

Income taxes                                                    6,755           8,453                 19,848         23,695
                                                           ----------      ----------             ----------      ---------

Earnings from continuing operations                            17,456          20,314                 54,578         52,387

Earnings from discontinued operations                             929           3,192                  2,006         10,877
                                                           ----------      ----------             ----------      ---------

Net earnings                                               $   18,385      $   23,506             $   56,584      $  63,264
                                                           ==========      ==========             ==========      =========


Average number of common shares outstanding:
        Basic                                                  48,481          50,219                 49,138         50,360
                                                               ======          ======                 ======         ======

        Diluted                                                48,796          50,722                 49,384         50,901
                                                               ======          ======                 ======         ======

Earnings per common share:

     Continuing operations:
        Basic                                                  $  .36          $  .40                $  1.11        $  1.04
                                                               ======          ======                =======        =======

        Diluted                                                $  .36          $  .40                $  1.11        $  1.03
                                                               ======          ======                =======        =======


     Net earnings:
        Basic                                                  $  .38          $  .47                $  1.15        $  1.26
                                                               ======          ======                =======        =======

        Diluted                                                $  .38          $  .46                $  1.15        $  1.24
                                                               ======          ======                =======        =======


Dividends per common share                                    $ .1325         $ .1325                $ .3975        $ .3975
                                                              =======         =======                =======        =======



See accompanying notes to Consolidated Condensed Financial Statements.

                           UNIVERSAL FOODS CORPORATION
                    (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                  September 30
                                                                                          ------------------------------
                                                                                          2000                     1999
                                                                                          ----                     ----
Net cash provided by operating activities of continuing operations                      $  62,264              $  73,172
Net cash provided by discontinued operations                                               16,465                 15,076
                                                                                        ---------              ---------
Net cash provided by operating activities                                                  78,729                 88,248
                                                                                        ---------              ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                           (40,808)               (51,312)
   Acquisition of new businesses (net of cash acquired)                                   (44,206)               (58,361)
   Other items, net                                                                        11,442                   (501)
                                                                                        ---------              ---------
Net cash used in investing activities                                                     (73,572)              (110,174)
                                                                                        ---------              ---------

Cash flows from financing activities:
   Proceeds from additional borrowings                                                    115,811                228,898
   Reduction in debt                                                                      (60,020)              (166,117)
   Purchase of treasury stock                                                             (44,995)               (17,930)
   Dividends                                                                              (19,625)               (20,065)
   Proceeds from options exercised and other                                                9,226                  1,489
                                                                                        ---------              ---------

Net cash provided by financing activities                                                     397                 26,275
                                                                                        ---------              ---------

Effect of exchange rate changes on cash and cash equivalents                                  243                   (112)
                                                                                        ---------              ---------

Net increase in cash and cash equivalents                                                   5,797                  4,237
Cash and cash equivalents at beginning of period                                              114                    408
                                                                                        ---------              ---------

Cash and cash equivalents at end of period                                              $   5,911              $   4,645
                                                                                        =========              =========

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
      Interest                                                                          $  22,593              $  13,895
      Income taxes                                                                         17,773                 23,486

    Liabilities assumed in Acquisitions                                                     2,969                 34,868



See accompanying notes to consolidated condensed financial statements.

                           UNIVERSAL FOODS CORPORATION
                    (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. On November 6, 2000, Universal Foods Corporation (the "Company") began doing business under its new name, Sensient Technologies Corporation.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

3. Refer to the footnotes in the Company's annual consolidated financial statements for the year ended September 30, 1999, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except for the change in reporting a discontinued operation as discussed in Note 4, or as a result of normal transactions in the interim.

4. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

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

       Operating results from discontinued operations are as follows (in thousands):

                                                            Three Months                   Nine Months
                                                         Ended September 30            Ended September 30
                                                         ------------------            ------------------

                                                          2000           1999          2000            1999
                                                          ----           ----          ----            ----
      Revenue                                          $  31,301       $  36,030     $  89,025     $  105,100

      Earnings before income taxes                         1,499           5,147         3,236         17,543

      Income taxes                                           570           1,955         1,230          6,666
                                                       ---------       ---------     ---------     ----------
      Earnings from discontinued
         operations                                    $     929       $   3,192     $   2,006     $   10,877
                                                       =========       =========     =========     ==========

      Earnings per common share:
         Basic                                         $     .02       $     .07     $     .04     $      .22
                                                       =========       =========     =========     ==========

         Diluted                                       $     .02       $     .06     $     .04     $      .21
                                                       =========       =========     =========     ==========

       The assets and liabilities of the Yeast business at September 30, 2000 have been reflected as a net current asset and are reported as a separate line item on the consolidated condensed balance sheet. The "Net assets held for sale" are classified as current assets based on the anticipated sale of the yeast business within the next twelve months. The Company anticipates that the sale of the Yeast division will result in a gain.

       The components of net assets held for sale at September 30, 2000 are as follows (in thousands):

      ---------------------------------------------------------
       Current assets                               $   22,137

       Total assets                                     99,136
      ---------------------------------------------------------
       Current liabilities                              12,783

       Total liabilities                                20,056
      ---------------------------------------------------------
       Net assets held for sale                     $   79,080
      ---------------------------------------------------------





6. On September 7, 2000, the Company's Board of Directors approved a change of the Company's fiscal year end from September 30 to December 31. The first annual period to be reported on the new fiscal year end will be the twelve months ending December 31, 2000.

7. At September 30, 2000 and December 31, 1999, inventories included finished and in-process products totaling $155,212,000 and $154,261,000, respectively, and raw materials and supplies of $65,783,000 and $74,942,000, respectively.

8. During the nine months ended September 30, 2000 and 1999, the Company repurchased 2,257,000 and 882,000 shares of common stock for an aggregate price of $43,710,000 and $17,932,000, respectively.

9. For the nine months ended September 30, 2000, depreciation and amortization expense related to continuing operations were $26,869,000 and $7,601,000, respectively. For the nine months ended September 30, 1999, depreciation and amortization expense related to continuing operations were $23,533,000 and $5,930,000, respectively.

10. The components of comprehensive income for the periods presented are as follows (in thousands):

                                                                    Three Months                      Nine Months
                                                                 Ended September 30               Ended September 30
                                                                 ------------------               ------------------

                                                                2000            1999               2000         1999
                                                                ----            ----               ----         ----

      Net earnings                                            $  18,385      $  23,506           $  56,584    $ 63,264

      Other comprehensive (loss):
         Foreign currency translation adjustment                (11,873)        (4,820)            (25,162)     (8,156)
                                                              ---------      ---------           ---------    --------

      Comprehensive income                                    $   6,512      $  18,686           $  31,422    $ 55,108
                                                              =========      =========           =========    ========


      There are no reclassification adjustments to be reported.

11. During the quarter ended June 30, 2000 the Company decided to dispose of its Yeast division and integrate its Dehydrated Products division with the Flavor division. As a result of these changes, the reportable segments were changed to Flavor and Color and all segment data has been restated to reflect this change. Operating results and the related assets by segment for the periods presented are as follows (in thousands):

                                                                                          Corporate       Continuing
                                                           Flavor           Color         and Other       Operations
                                                           ------           -----         ---------       ----------
      Quarter ended September 30, 2000
      Revenues from external customers                 $  124,162       $   67,156      $   15,673       $    206,991
      Intersegment revenues                                 7,289            5,653           --                12,942
                                                       ----------       ----------      ----------       ------------
      Total revenue                                    $  131,451       $   72,809      $   15,673       $    219,933
                                                       ==========       ==========      ==========       ============

      Operating profit                                 $   20,449       $   17,887      $   (5,546)      $     32,790
      Interest expense                                      --               --              8,579              8,579
                                                       ----------        ---------      ----------       ------------
      Earnings before income taxes                     $   20,449       $   17,887      $  (14,125)      $     24,211
                                                       ==========       ==========      ===========      ============


      Quarter ended September 30, 1999
      Revenues from external customers                 $  129,675       $   67,431      $   13,050       $    210,156
      Intersegment revenues                                 4,899            2,595           --                 7,494
                                                       ----------       ----------      ----------       ------------
      Total revenue                                    $  134,574       $   70,026      $   13,050       $    217,650
                                                       ==========       ==========      ==========       ============

      Operating profit                                 $   25,121       $   16,373      $   (5,859)      $     35,635
      Interest expense                                      --               --              6,868              6,868
                                                       ----------       ----------      ----------       ------------
      Earnings before income taxes                     $   25,121       $   16,373      $  (12,727)      $     28,767
                                                       ==========       ==========      ===========      ============

      Nine months ended September 30, 2000
      Revenues from external customers                 $  370,733       $  203,645      $   41,925       $    616,303
      Intersegment revenues                                17,681           14,780           --                32,461
                                                       ----------       ----------      ----------       ------------
      Total revenue                                    $  388,414       $  218,425      $   41,925       $    648,764
                                                       ==========       ==========      ==========       ============

      Operating profit                                 $   62,589       $   53,094      $  (16,076)      $     99,607
      Interest expense                                      --               --             25,181             25,181
                                                       ----------       ----------      ----------       ------------
      Earnings before income taxes                     $   62,589       $   53,094      $  (41,257)      $     74,426
                                                       ==========       ==========      ===========      ============

      Assets                                           $  432,133       $  219,255      $  402,348       $  1,053,736
                                                       ==========       ==========      ===========      ============

      Nine months ended September 30, 1999
      Revenues from external customers                 $  382,549       $  178,965      $   36,042       $    597,556
      Intersegment revenues                                13,139            8,303           --                21,442
                                                       ----------       ----------      ----------       ------------
      Total revenue                                    $  395,688       $  187,268      $   36,042       $    618,998
                                                       ==========       ==========      ==========       ============

      Operating profit                                 $   63,411       $   45,626      $  (12,679)      $     96,358
      Interest expense                                      --               --             20,276             20,276
                                                       ----------       ----------      ----------       ------------
      Earnings before income taxes                     $   63,411       $   45,626      $  (32,955)      $     76,082
                                                       ==========       ==========      ===========      ============

      Assets                                           $  448,195       $  213,664      $  381,035       $  1,042,894
                                                       ==========       ==========      ===========      ============

12. Effective January 1, 2000, the Company acquired for cash the stock of Dr. Marcus GmbH, a leading manufacturer of natural colors, located in Hamburg, Germany. Annual revenue is approximately $14,000,000.

13. On January 27, 2000, the Company acquired for cash the remaining interest in Monarch Food Colors, L.P., located in High Ridge, Missouri. The Company previously held a 24% ownership interest in Monarch as a result of the Company's April 1999 purchase of Pointing Holdings Ltd. Annual revenues for 1999 were just under $10,000,000. Monarch manufactures colors for the food, pharmaceutical and cosmetic industries.

14. On February 29, 2000, the Company refinanced $40,000,000 of senior notes that were due through December 2009 using proceeds from additional short-term borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF CONTINUING OPERATIONS

           Revenue from continuing operations for the three months ended September 30, 2000 was $206,991,000 compared with $210,156,000 in
           1999, a 1.5% decrease. Revenue for the nine months ended September 30, 2000 was $616,303,000, an increase of 3.1% over the same period in the prior year. The Color segment reported increased revenue of 4.0% for the third quarter and 16.6% year-to-date. Revenues for the Flavor segment decreased 2.3% and 1.8% for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999. Gross profit was down 7.2% for the quarter ended September 30, 2000, but up 0.8 % for the nine months ended September 30, 2000 compared to the same periods in the prior year. Selling and administrative expenses increased $2,290,000 and $11,268,000 for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999. Most of the increase in selling and administrative expense is the result of acquisitions and normal inflationary increases. For the third quarter of 2000, operating income decreased 8.0% to $32,790,000. For the nine months ended September 30, 2000, operating income increased to $99,607,000, or 3.4%, from the same period in 1999.

           Interest expense for the third quarter increased to $8,579,000 from $6,868,000 for the same period last year. For the nine months ended September 30, 2000 interest expense increased $4,905,000 to $25,181,000. Higher average borrowings used primarily to fund acquisitions and working capital requirements resulted in $4,405,0000 of the increase. The remainder of the increase reflects higher average interest rates.

           The effective income tax rate on continuing operations was 27.9% and 26.7%, respectively, for the three and nine months ended September 30, 2000. The decrease in the effective tax rate for the three months ended September 30, 2000, is the result of a reduction in the valuation allowance compared to the same period last year. The change in the judgement about the realizability of certain deferred tax assets results primarily from the Company's decision to sell its Red Star Yeast division. The effective tax rate for the three months ended September 30, 2000 excluding this item would have been approximately 33.0%.

           The decrease in the year-to-date effective rate was also affected by tax benefits recorded in the first quarter of 2000 relating to the Company's decision to close its dehydrated operations in Ireland. The effective income tax rate for the nine months ended September 30, 2000 excluding these items would have been approximately 33.0%.


           DISCONTINUED OPERATIONS

           During the quarter ended June 30, 2000, the Company announced its decision to consider strategic alternatives for its Yeast division. After reviewing options for growth, the Company decided to sell this business. Beginning with the quarter ended June 30, 2000, the Yeast business is being reported as a discontinued operation. Earnings from discontinued operations, net of tax were $929,000 for the third quarter of 2000 compared to $3,192,000 for the third quarter of 1999. For the nine months ended September 30, 2000, earnings from discontinued operations, net of tax, were $2,006,000, a decline of 81.6% compared to the same period last year. The decrease is a result of lower fresh yeast prices and volumes. The Company has entered into a letter of intent to sell the Yeast division and expects to finalize a sale by the end of 2000.


           SEGMENT INFORMATION

           During the quarter ended June 30, 2000 the Company decided to dispose of its Yeast division and integrate its Dehydrated Products division with the Flavor division. As a result of these actions, the Company's reportable segments became Flavor and Color and all segment data has been restated to reflect this change.

           Flavor - The Flavor segment reported revenue of $131,451,000 for the third quarter of 2000 compared to $134,574,000 for the same period last year. Increased revenue from higher volumes in every flavor and dehydrated product category during calendar 2000 were more than offset by unfavorable currency exchange rates and lower prices on dehydrated products. Total revenues were also negatively impacted by the closure of the dehydrated products operation in Ireland. Year-to-date revenue in the Flavor segment decreased by $7,274,000 to $388,414,000. Operating profit declined 18.6% during the quarter and by 1.3% over the past nine months reflecting lower dehydrated product pricing, the negative impact of currency rates and the recognition of very favorable harvest and processing costs during the comparable quarter last year.

           Color - Revenue for the Color segment was $72,809,000 for the third quarter of 2000, a 4.0% increase from $70,026,000 for the third quarter of 1999. Year-to-date revenue increased 16.6% to $218,425,000. Revenue increases for the quarter and nine months ended September 30, 2000 are due to higher volumes of natural colors, strong sales of inks for ink-jet printers, and specialty food colors. Operating income for the third quarter ended September 30, 2000 was up 9.2%, to $17,887,000 and up 16.4% to $53,094,000 for the nine months ended September 30, 2000 due to increased revenue worldwide.


           FINANCIAL CONDITION

           Beginning with the quarter ended June 30, 2000, the consolidated condensed balance sheet has presented "Net assets held for sale" of the discontinued operation as a separate line item in current assets. Prior period balance sheets have not been restated.

           The current ratio was 1.5 at September 30, 2000 compared with 1.7 at December 31, 1999. The decrease is primarily the result of increased short-term borrowings used to fund acquisitions and the refinancing of $40,000,000 in senior notes.

           Net cash provided by continuing operations was $62,264,000 for the nine months ended September 30, 2000, compared to $73,172,000 provided by continuing operations for the nine months ended September 30, 1999. Net cash provided by discontinued operations was $16,465,000 for the nine months ended September 30, 2000 compared to $15,076,000 provided by discontinued operations for the nine months ended September 30, 1999. The decrease in cash provided by operating activities in fiscal 2000 was primarily due to increased inventories of dehydrated products, decreased payables, and lower earnings from the Yeast division compared to the prior year.

           Net cash used in investing activities was $73,572,000 for the nine months ended September 30, 2000 and $110,174,000 for the nine months ended September 30, 1999. Cash used to acquire new businesses was $44,206,000 for the nine months ended September 30, 2000 compared to $58,361,000 for the same period in 1999. Investing activities include capital additions of $40,808,000 and $51,312,000 during 2000 and 1999, respectively. The capital expenditure program reflects the Company's continuing commitment to maintain and enhance product quality, further automate and upgrade manufacturing processes, and expand the business through internal growth.

           Net cash provided by financing activities was $397,000 for the nine months ended September 30, 2000, compared with $26,275,000 in the comparable period last year. Treasury stock purchases increased to $44,995,000 in 2000 from $17,930,000 in 1999. Dividends of
           $19,625,000 and $20,065,000 were paid during 2000 and 1999, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the Company's market risk during the third quarter ended September 30, 2000. For additional information on market risk, refer to page 15 of the Company's 1999 Annual Report.


           FORWARD-LOOKING INFORMATION

           This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's domestic and international business; currency exchange rate fluctuations; the sale of the Yeast division by the end of 2000; the sale of the Yeast division at a gain; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM 5.    OTHER MATTERS

           On November 6, 2000, the Company announced its new name, Sensient Technologies Corporation (NYSE: SXT). Pending shareholder approval of the new name at its annual meeting in April 2001, the Company will be doing business under the new name.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits.  (See Exhibit Index following this report.)

           (b) A report on Form 8-K was filed on September 13, 2000 announcing the decision to change the Company's year-end from September 30 to December 31 and that the Board of Director's had adopted a resolution to appoint Wells Fargo Bank Minnesota as transfer agent.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNIVERSAL FOODS CORPORATION
                                     (d/b/a SENSIENT TECHNOLOGIES CORPORATION)


Date:   November 10, 2000            By:  /s/  John L. Hammond
                                     -------------------------------------------
                                     John L. Hammond, Vice President,
                                     Secretary and General Counsel






Date:   November 10, 2000            By:  /s/  Michael L. Hennen
                                     -------------------------------------------
                                     Michael L. Hennen, Vice President
                                     and Controller

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIVERSAL FOODS CORPORATION
                                   (d/b/a SENSIENT TECHNOLOGIES CORPORATION)


Date:  November 10, 2000           By:
                                   ---------------------------------------------
                                   John L. Hammond, Vice President,
                                   Secretary and General Counsel






Date:  November 10, 2000           By:
                                   ---------------------------------------------
                                   Michael L. Hennen, Vice President
                                   and Controller

                           UNIVERSAL FOODS CORPORATION
                    (d/b/a SENSIENT TECHNOLOGIES CORPORATION)
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Exhibit       Description                                        Filed Herewith       Incorporated by Reference From
-------       -----------                                        --------------       ------------------------------
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

3.2           By-Laws of Universal Foods Corporation                   X
              d/b/a Sensient Technologies Corporation,
              as amended on September 7, 2000.

4.1           Amendment dated as of November 6,                        X
              2000, to the Rights Agreement dated as of
              August 6, 1998, by and between Universal
              Foods Corporation d/b/a Sensient Technologies
              Corporation and Wells Fargo Bank Minnesota,
              N.A. (as successor to Firstar Trust Company),
              as Rights Agent.

27.1          Financial Data Schedule                                  X