Form 10-K
period 2000-12-31
UNIVERSAL FOODS CORP
filed 2001-03-28
CIK 310142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                          Commission File Number 1-7626

                           UNIVERSAL FOODS CORPORATION
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                DOING BUSINESS AS
                        SENSIENT TECHNOLOGIES CORPORATION

                WISCONSIN                                39-0561070
                ---------                                ----------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                            777 EAST WISCONSIN AVENUE
                        MILWAUKEE, WISCONSIN 53202-5304
                        -------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 271-6755

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS                          NAME OF EXCHANGE
           -------------------                         ON WHICH REGISTERED
      Common Stock, $.10 par value                     -------------------
Associated Preferred Share Purchase Rights        New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      There were 48,264,808 shares of Common Stock outstanding as of February 28, 2001.

      The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 28, 2001 was $1,035,781,378. For purposes of this computation only, the Registrant's directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (Parts I, II and IV of Form 10-K)

      2. Portions of the Company's Notice of Annual Meeting and Proxy Statement dated March 28, 2001 (Part III of Form 10-K)

                                     PART I

Item 1. Business

General

      Universal Foods Corporation, which is doing business as Sensient Technologies Corporation (the "Company"), was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

      On November 6, 2000, the Company began doing business under its new name, Sensient Technologies Corporation (NYSE: SXT).

      On September 7, 2000, the Company's Board of Directors approved a change of the Company's fiscal year end from September 30 to December 31. The first annual period reported under the new fiscal year is for the twelve months ended December 31, 2000, as set forth herein.

      In June 2000, the Company's Board of Directors approved a plan to sell the operations of the Company's Red Star Yeast & Products Division ("Red Star") in order to focus attention on faster growing, more profitable markets. Accordingly, commencing with the quarter ended June 30, 2000, the Company reported results from Red Star as a discontinued operation.

      On February 23, 2001, the Company completed the sale of substantially all the assets of Red Star for a total business value of $122 million. As a result of this divestiture, the Company received cash proceeds of approximately $113 million, with $4 million received in the third quarter of 2000 and $109 million in February 2001. The Company also retained assets valued at approximately $9 million pursuant to a U.S. government antitrust order. The cash proceeds will be used to fund future acquisitions, repurchase stock and pay down debt.

Description of Business

      Sensient Technologies Corporation is a manufacturer and marketer of high-performance components that add functionality to foods, cosmetics, pharmaceuticals and other products. The Company provides a full range of food and beverage flavors and colors, cosmetic and pharmaceutical additives, ink-jet inks, and ingredients for many of the world's best-known brands. The Company's principal products include:

      o Flavors, flavor enhancers and bionutrients,
      o Fragrances and aroma chemicals,
      o Dehydrated vegetables and other food ingredients,
      o Natural and synthetic colors,
      o Ink-jet inks and high purity organic dyes.

      The Company's operations, except for the Asia Pacific Division, are managed on a products and services basis. The Company's two reportable segments are its Flavors & Fragrances Group and its Color Group.

Flavors & Fragrances Group

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

      The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma or other functionality to a broad range of consumer and other products. This Group includes the Company's dehydrated vegetable products business, which produces ingredients for food processors.

      The Flavors & Fragrances Group operates principally through the Company's subsidiaries, Sensient Flavors Inc. (formerly, Universal Flavor Corporation) and Rogers Foods, Inc. The Group's plants are located in California, Illinois, Indiana, Michigan, Missouri, Wisconsin, Belgium, Canada, France, Germany, Ireland, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

      During 1998 the Company integrated its bioproducts business (which was formerly operated as a separate division known as Red Star BioProducts) into its Flavors & Fragrances Group. The bioproducts business serves the food, animal feed processing, and bionutrient industries with a broad line of natural extracts and specialty flavors. The Company produces various specialty extracts from yeast, vegetable proteins, meat, milk protein and other natural products which are used primarily as savory flavor, texture modifiers and enhancers in processed foods. The nutritional and functional properties of these extracts also make them useful in enzyme and pharmaceutical production. The Company believes it is the leading supplier of yeast extracts and the second leading supplier of hydrolyzed vegetable proteins in the U.S. market.

      Strategic acquisitions have expanded the Company's flavors and fragrances product lines and processing capabilities. In January 1998, the Company acquired Arancia Ingredients Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients, improving access to the rapidly growing Latin American savory flavor market. In April 1998, the Company acquired an English savory and seasonings flavor manufacturer, DC Flavours Ltd., which further expanded the Company's technology and worldwide market presence and also gives the Company access to the snack food market, the fastest growing segment in Europe's food market. In May 1998, the acquisition of substantially all of the assets and business of the beverage business of German flavor manufacturer Sundi GmbH, with its emphasis on all-natural flavor ingredients, provided the Company with a point of entry into Germany, Europe's largest flavor market.

      During the quarter ended June 30, 2000, the Company integrated its former Dehydrated Products Division into its Flavors & Fragrances Group. The Company believes it is the second largest producer of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry.

      The Company believes it is one of the leading dehydrators of specialty vegetables in Europe, operating through its Sensient Specialty Vegetables business. Advanced dehydration technologies utilized by Sensient Specialty Vegetables permit faster and more effective rehydration of ingredients used in many of today's popular convenience foods.

Color Group

      Although statistics are not available, the Company believes that it is one of the world's largest producers of synthetic and natural colors. The Company also believes that it is the world's leading manufacturer of certified food colors. The Company makes synthetic and natural colors for domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. It also makes ink-jet inks and other high purity organic dyes.

      The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, and a complete range of synthetic and natural color products constitute the basis for its market leadership position. Strategic acquisitions continue to enhance product and process technology synergies, as well as increasing its international presence.

       The Color Group operates principally through the Company's subsidiary, Warner-Jenkinson Company, Inc., which has its principal manufacturing facilities in Missouri. Other Color Group facilities are located in New Jersey, Canada, Mexico, France, Italy, the United Kingdom, Germany, and the Netherlands.

      Effective January 1, 2000, the Company expanded its European color business by acquiring Dr. Marcus GmbH, a leading manufacturer of natural colors located near Hamburg, Germany. On January 27, 2000, the Company acquired 100% of the ownership of Monarch Food Colors, a manufacturer of colors for the food, pharmaceutical and cosmetic industries located in High Ridge, Missouri. The Company had previously held a 24% ownership interest in Monarch Food Colors as a result of its April 1999 acquisition of Pointing Holdings Limited.

      In February 1999, the Company expanded its cosmetics business through the purchase of Les Colorants Wackherr, a Paris-based producer of colors for major cosmetics houses throughout Europe, Asia and North America. Also in February 1999, the Company further developed its natural colors offerings by acquiring certain assets of Quimica Universal, a Peruvian producer of carminic acid and annatto, natural colors used in food and other applications. The Company acquired Pointing Holdings Limited, a manufacturer of food colors located in the United Kingdom, in April 1999. The Pointing international color business significantly strengthened the Company's worldwide color capabilities. In August 1999, the Company acquired certain assets of Nino Fornaciari fu Riccardo SNC, an Italian producer of natural colors for the food and beverage industries.

      In September 1998, the Company acquired Italian natural color producer Reggiana Antociani S.R.L., a company which specializes in the production of anthocyanin, which is extracted from grape skins and black carrots for use in fruit juices, flavored teas, wine coolers and fruit fillings, strengthening the Company's offerings in natural colors, the fastest growing segment of the worldwide food colors market.

      The Company became a supplier of ink-jet inks for the ink-jet printer market with the acquisition of Tricon Colors in 1997. Also in 1997, the Company strengthened its presence in Latin America by acquiring certain assets of the food color business of Pyosa, S.A. de C.V., which is located in Monterrey, Mexico.

Asia Pacific Division

      The Asia Pacific Division focuses on marketing the Company's diverse product line in the Pacific Rim under one name. Through its Sensient Asia Pacific Division, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions are managed through the Asia Pacific Division's headquarters in Singapore. Manufacturing operations are located in Australia, China, New Zealand, and the Philippines.

Research and Development/Quality Assurance

      The development of specialized products and services is a complex, technical process calling upon the combined knowledge and talents of the Company's research, development and quality assurance personnel. The Company believes that its competitive advantage lies in its ability to work with its customers to develop and deliver high-performance products that address the distinct needs of those customers.

      The Company's research, development and quality assurance personnel make significant contributions toward improving existing products and developing new products tailored to customer needs, while providing on-going technical support and know-how to the Company's manufacturing activities. The Company employs approximately 220 people in research and development and quality assurance.

      Expenditures for research and development in 2000 were $18,294,000 compared with $18,245,000 million in the calendar year ended December 31, 1999, and $17,055,000 in the calendar year ended December 31, 1998.

      As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Sites currently certified include Sensient Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, France and the Netherlands; Sensient Color Group plants in the United States, the Netherlands, Mexico and United Kingdom; and Asia Pacific facilities in the Philippines.

Products and Application Activities

      With the Company's strategic focus on high-performance components that bring life to products, the Company focuses on application activities and processing improvements in support of its customers' numerous new and reformulated products. The Company maintains many of its proprietary processes and formulae as trade secrets and under secrecy agreements with customers.

      Lower calorie ingredients and sweeteners for dairy, food and beverage applications are a focus of development activity for the Flavors & Fragrances Group. Formulations for functional and textured beverages and flavors for snack and main meal items offer opportunities as well. Development of savory flavors accelerated with the integration of the Company's BioProducts Division in 1998 and the Dehydrated Products Division in 2000. The development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

      The natural food color market is a primary target for the Color Group. The acquisitions of Reggiana, Forniciari and Dr. Marcus (as discussed above) have provided new technologies in the extraction and purification of natural colors and have enabled rapid growth in the beverage, dairy and snack food segments. Recent expansion of the Color Group's purification technology will also open further opportunities in the ink-jet market.

Raw Materials

      In producing its products, the Company uses a wide range of raw materials. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are primarily obtained from local vendors. Flavor enhancers and secondary flavors are produced from yeast, and vegetable materials such as corn and soybean. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.

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

o Flavors and Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company's customers do not buy their entire flavor and/or fragrance products from a single supplier. As a result, the Company does not compete with a single company in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well competitors in other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

o Color. Competition in the color market is diverse, with the majority of the Company's competitors specializing in either synthetic dyes or natural colors. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of ink-jet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against two main domestic competitors in supplying ink-jet inks and believes it gains an advantage as a low cost, high quality supplier.

o Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Division, the Company is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

      The information appearing under the heading "Geographic Information" in
Note 11 to the Consolidated Financial Statements of the Company, which appears on pages 40 and 41 of the Company's 2000 Annual Report, is incorporated herein by reference.

Patents, Formulae and Trademarks

      The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.

Employees

      As of December 31, 2000, the Company employed 3,722 persons worldwide including 349 employees with discontinued operations.

Regulation

      Compliance with government provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company's operations for the year covered by this report. Compliance is not expected to have a material adverse effect in the succeeding two years as well. As is true with the food industry in general, the production, packaging, labeling and distribution of certain of the products of the Company are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration.

Item 2. Properties

      The locations and the nature of the primary production operations of the Company's principal facilities are as follows:

Flavors & Fragrances Group:

United States
      Amboy, IL: Ingredients and flavors
      Fenton, MO: Flavors
      Greenfield, CA: Dehydrated products
      Harbor Beach, MI: Flavors and flavor enhancers
      Indianapolis, IN: Flavors
      Juneau, WI: Flavor enhancers and extracts
      Livingston, CA: Dehydrated products
      Turlock, CA: Dehydrated products

Belgium
      Brussels: Natural health ingredients
      Heverlee: Ingredients and flavors

Canada
      Cornwall, Ontario: Flavor enhancers and extracts
      Delta, B.C: Ingredients and flavors
      Rexdale, Ontario: Ingredients and flavors
      Tara, Ontario: Flavors and flavor enhancers

France
      Marchais: Dehydrated products
      Strasbourg: Flavor enhancers and extracts

Germany
      Bremen: Flavors and juice/flavor systems

Great Britain
      Bletchley: Flavors and extracts
      Felinfach (Wales): Flavors and flavor enhancers

Ireland
      Middleton: Dehydrated products

Italy
      Milan: Flavors

Mexico
      Celaya: Flavor enhancers and savory flavors
      Mexico City/Vallejo: Fragrances
      Tlalnepantla: Ingredients and flavors

Netherlands
      Elboorg: Dehydrated products

Spain
      Granada: Fragrances, aroma chemicals and extracts

Color Group:

United States
      Elmwood Park, NJ (two plants):
         Colors/dyes and ink-jet products
      High Ridge, MO: Natural and synthetic colors
      South Plainfield, NJ (two plants):
         Cosmetic/pharmaceutical colors
      St. Louis, MO: Natural and synthetic colors

Canada
      Kingston, Ontario: Synthetic and natural colors

France
      Saint Ouen L'Aumone: Cosmetic colors

Germany
      Geesthacht (Hamburg): Natural colors

Great Britain
      King's Lynn: Natural and synthetic colors and dyes
      Prudhoe: Synthetic colors

Italy
      Reggio Emilia (Parma) (two plants):
         Natural colors

Mexico
      Lerma: Synthetic and natural colors

Netherlands
      Amersfoort: Synthetic colors

Asia Pacific:

Australia
      Keysborough, Victoria:
         Colors and flavors

China
      Guangzhou (leased facility):
         Colors and flavors

New Zealand
      Mt. Wellington: Flavors

Philippines
      Pasig City (Manila) (leased facility):
         Colors and flavors

Except as noted above, all properties are owned and none is held subject to any material encumbrance.

Item 3. Legal Proceedings

      The Company is a party to various legal proceedings related to its business. The Company believes that adverse decisions in these proceedings would not, individually or in the aggregate, subject the Company to damages of a material amount.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the last quarter of 2000.

Executive Officers of the Registrant

       The executive officers of the Company and their ages as of March 1, 2001, are as follows:

     Name                Age            Position
     ----                ---            --------
Kenneth P. Manning        59   Chairman, President and Chief Executive Officer
Richard Carney            50   Vice President - Human Resources
Steven O. Cordier         45   Vice President - Administration
Michael duBois            54   President - Flavors & Fragrances Group
John L. Hammond           54   Vice President, Secretary and General Counsel
Richard F. Hobbs          53   Vice President and Chief Financial Officer
Jack H. Koberstine        44   Vice President, Marketing
John R. Mudd              45   President - Color Group
Ralph G. Pickles          54   President - Asia Pacific
Stephen J. Rolfs          36   Vice President - Treasurer
Jorge E. Slater           53   President - Dehydrated Products
Dr. Ho-Seung Yang         53   Vice President - Technologies

      The Company has employed all of the individuals named above for at least the past five years, except Messrs. duBois, Hammond, Koberstine, Mudd, Rolfs, Slater, and Yang.

      Mr. duBois joined the Company in May 1998 as President of the Flavor Division. From 1994 until joining the Company, Mr. duBois was employed by Bush Boake Allen, Inc., a food flavor and fragrance company, as Vice President Sales and Marketing, Flavors North America, and as Vice President/General Manager, Seasonings Division. From 1991 to 1994, he served as Vice President - Sales and Marketing, Flavor and Fruit Division for Sanofi Bio-Industries, a flavor company. Prior to joining Sanofi, Mr. duBois held several positions with Firmenich, Incorporated, a fragrance and flavor company.

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

      Mr. Koberstine joined the Company in 1998 as Vice President/General Manager of the Dairy and Food Ingredients business of the Company's Flavor Division. In April 2000, Mr. Koberstine became President of the Company's Red Star Yeast & Products Division, and in February 2001, he became Vice President, Marketing. Prior to joining the Company, Mr. Koberstine was employed by Hercules, Inc. for 15 years, with his final assignment as Director of Sales and Marketing, North America, for that company's food ingredients business.

      Mr. Mudd re-joined the Company in January 2000 and became President of the Company's Color Division in February 2000. Mr. Mudd served as President of Monarch Food Colors from May 1993 until the Company acquired that business in January 2000. Prior to his service with Monarch Food Colors, the Company had employed Mr. Mudd for approximately 12 years.

      Mr. Rolfs joined the Company as Manager - Corporate Development in 1997 and was appointed Vice President and Treasurer in July 2000. Prior to that appointment, he served as the Company's Vice President-Development since 1998. Prior to joining the Company, Mr. Rolfs was employed by Brown-Forman Corporation, a beverage and consumer products company, from 1993 to 1997, initially as a Financial Analyst and then as Assistant Vice President. Prior to that, Mr. Rolfs worked for the public accounting firm of Ernst & Young from 1986 to 1991.

      Mr. Slater was appointed President - Dehydrated Products Division in 2000. Mr. Slater was first employed by the Company in August of 1996 and served as Vice President and Managing Director of the Asia Pacific Division prior to being elected its President in April 1998. From 1994 to 1996, Mr. Slater worked at McCormick & Company, Inc., a spice and seasonings company, as Vice President and Managing Director Asia Pacific. Prior to joining McCormick & Company, Inc., Mr. Slater worked for Dole Packaged Foods Company and, prior to that, for International Flavors and Fragrances, Inc.

      Dr. Yang was elected Vice President - Technologies in January 1998. From 1990 to 1998, Dr. Yang was employed by SK Chemicals in Seoul, Korea, where he held the positions of managing director of corporate planning and development, managing director, group chairman's office and director, life science and development.

                                    PART II

Item 5. Market For The Registrant's Common Stock and Related Stockholder Matters

       The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for fiscal 2000 appearing under "Common Stock Prices and Dividends" on page 46 of the 2000 Annual Report to Shareholders are incorporated by reference. In fiscal 2000, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

       On February 10, 2000, the Board of Directors established a share repurchase program that authorizes the Company to repurchase up to five million shares of the Company's common stock. As of March 9, 2001, 3,046,300 shares had been repurchased under this program. This program replaced a share repurchase program authorized in 1994 under which the Company had repurchased the entire five million shares authorized for repurchase.

       On June 25, 1998, the Board of Directors of the Company adopted a preferred stock shareholder rights plan which is described in Note 6 of Notes to Consolidated Financial Statements - "Shareholders' Equity" on pages 36 and 37 of the 2000 Annual Report to Shareholders and which is incorporated by reference.

       The number of shareholders of record on March 9, 2001 was 4,782.

Item 6. Selected Financial Data

       The selected financial data required by this item is incorporated by reference from the "Five Year Review" and the notes thereto on pages 44 and 45 of the 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required by this item is set forth under "Management's Analysis of Operations and Financial Condition" on pages 22 through 27 of the 2000 Annual Report to Shareholders and is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       The information required by this item is set forth under "Market Risk Factors" on pages 25 and 26 of the 2000 Annual Report to Shareholders and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

       The financial statements and supplementary data required by this item are set forth on pages 28 through 43 of the 2000 Annual Report to Shareholders and are incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure

       None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

       Information regarding directors and officers appearing under "Election of Directors" (ending at "Committees of the Board of Directors") and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages two through five and page 17, respectively, of the Proxy Statement for Annual Meeting of Shareholders of the Company dated March 28, 2001 ("Proxy Statement"), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above.

Item 11. Executive Compensation

       Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits" on page seven of the Proxy Statement, "Compensation and Development Committee Report" on pages 11 and 12 of the Proxy Statement, and "Executive Compensation" on pages 13 through 15 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on pages nine and 10 of the Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

       There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period January 1, 2000, through December 31, 2000, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a) Documents filed:

       1. and 2:        Financial Statements and Financial Statement Schedules.
                        See below for "List of Financial Statements and Financial Statement Schedules."

       3. Exhibits:     The Exhibit Index following this report is incorporated
                        by reference herein. No instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are filed herewith because, with the exception of Exhibit 4.2, no long-term debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

       (b) Reports on Form 8-K:

                        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

List of Financial Statements and Financial Statement Schedules

                                                               Page Reference in
1. Financial Statements                                       2000 Annual Report
                                                                To Shareholders
                                                                ---------------

      The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2000:

      Independent Auditors' Report                                       43

      Consolidated Balance Sheets-December 31, 2000 and 1999             29

      Consolidated Statements of Earnings - Years ended
      December 31, 2000, 1999 and 1998                                   28

      Consolidated Statements of Shareholders' Equity -
      Years ended December 31, 2000, 1999 and 1998                       30-31

      Consolidated Statements of Cash Flows - Years ended
      December 31, 2000, 1999 and 1998                                   32

      Notes to Consolidated Financial Statements                         33-42

                                                               Page Reference in
2. Financial Statement Schedules Form 10-K                          Form 10-K
                                                                    ---------

  Independent Auditors' Report                                           17

  Schedule II - Valuation and Qualifying Accounts and Reserves           18

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Independent Auditors' Report

To the Shareholders and Board of Directors of Sensient Technologies Corporation:

We have audited the consolidated financial statements of Universal Foods Corporation d/b/a Sensient Technologies Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 23, 2001, which report includes an explanatory paragraph as to the change in accounting of amortizing unrecognized net gains and losses related to the Company's obligation for post-retirement benefits. Such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sensient Technologies Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 23, 2001

                                   SCHEDULE II

               SENSIENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  Additions
                                                   Charged
Valuation Accounts Deducted in the    Balance at   to Costs                 Balance
Balance Sheet From the Assets To     Beginning of     and                  At End of
Which They Apply                        Period     Expenses  Deductions(A)  Period
----------------                        ------     --------  -------------  ------
1998
Allowance for losses:                  $4,059      $1,211        $359       $4,911
  Trade accounts receivable            ======      ======        ====       ======

1999
Allowance for losses:                  $4,911      $283        $1,143       $4.051
  Trade accounts receivable            ======      ====        ======       ======

2000
Allowance for losses:                  $4,051      $826        $2,029       $2,848
  Trade accounts receivable            ======      ====        ======       ======

(A) Accounts written off, less recoveries and reclassification of net assets held for sale in 2000.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL FOODS CORPORATION
                                    d/b/a SENSIENT TECHNOLOGIES CORPORATION

                                    By: /s/ John L. Hammond
                                        ---------------------------
                                        John L. Hammond
                                        Vice President, Secretary &
                                        General Counsel

Dated: March 28, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 28, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning                  /s/ James A.D. Croft
------------------------------          ------------------------------
Kenneth P. Manning                      James A.D. Croft
Chairman of the Board,                  Director
President and Chief Executive
Officer

/s/ Richard F. Hobbs                    /s/ Alberto Fernandez
------------------------------          ------------------------------
Richard F. Hobbs                        Alberto Fernandez
Vice President and Chief                Director
Financial Officer

/s/ Richard A. Abdoo                    /s/ James L. Forbes
------------------------------          ------------------------------
Richard A. Abdoo                        James L. Forbes
Director                                Director

/s/ Michael E. Batten                   /s/ Dr. Carol I. Waslien Ghazaii
------------------------------          ---------------------------------
Michael E. Batten                       Dr. Carol I. Waslien Ghazaii
Director                                Director

/s/ John F. Bergstrom                   /s/ William V. Hickey
------------------------------          ------------------------------
John F. Bergstrom                       William V. Hickey
Director                                Director

/s/ Dr. Fergus M. Clydesdale            /s/ Essie Whitelaw
------------------------------          ------------------------------
Dr. Fergus M. Clydesdale                Essie Whitelaw
Director                                Director

                           UNIVERSAL FOODS CORPORATION
                     D/B/A SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                         2000 ANNUAL REPORT ON FORM 10-K

Exhibit                                                               Incorporated by                                     Filed
Number        Description                                             Reference From                                      Herewith
------        -----------                                             --------------                                      --------
3.1           Universal Foods Corporation Amended                     Exhibit A to Definitive Proxy
              and Restated Articles of Incorporation,                 Statement filed on
              adopted January 21, 1999                                Schedule 14A on December 15, 1998
                                                                      (Commission File No. 1-7626)

3.2           Universal Foods Corporation d/b/a Sensient              Exhibit 3.2 to Quarterly Report on
              Technologies Corporation Amended                        Form 10-Q for the quarter ended
              and Restated Bylaws, adopted                            September 30, 2000 (Commission File No. 1-7626)
              November 11, 1999, as amended
              September 7, 2000

4.1           Rights Agreement, dated as of August                    Exhibit 1.1 to Registration Statement on
              6, 1998 between Registrant and Firstar                  Form 8-A dated July 20, 1998
              Trust Company                                           (Commission File No. 1-7626)

4.1(1)        Amendment dated as of November 6, 2000                  Exhibit 4.1 to the Quarterly Report on
              to the Rights Agreement dated as of                     Form 10-Q for the quarter ended
              August 6, 1998, between Registrant and                  September 30, 2000 (Commission File No. 1-7626)
              Wells Fargo Bank Minnesota, N.A. (as
              Successor to Firstar Trust Company), as
              Rights Agent

4.2           Indenture dated as of November 9, 1998 between          Exhibit 4.1 to Registration Statement
              Registrant and The First National                       on Form S-3 dated November 9, 1998
              Bank of Chicago, as Trustee                             (Commission File 333-67015)

10            Material Contracts

10.1          Management Contracts or Compensatory
              Plans

10.1(a)       Executive Employment Contract                           Exhibit 10.2(a) to Annual Report on
              between Registrant and Kenneth P. Manning               Form 10-K for the fiscal year ended
              dated November 11, 1999                                 September 30, 1999 (Commission File No. 1-7626)

10.1(b)       Amended and Restated Change of                          Exhibit 10.2(b) to Annual Report on
              Control Employment and Severance                        Form 10-K for the fiscal year ended
              Agreement between Registrant and                        September 30, 1999 (Commission File No. 1-7626)
              Kenneth P. Manning dated November 11, 1999

10.1(c)       1985 Stock Plan for Executive                           Exhibit 10.2(c) to Annual Report on
              Employees                                               Form 10-K for the fiscal year ended
                                                                      September 30, 1998 (Commission File No. 1-7626)

                           UNIVERSAL FOODS CORPORATION
                     D/B/A SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                         2000 ANNUAL REPORT ON FORM 10-K

Exhibit                                                             Incorporated by                                    Filed
Number        Description                                           Reference From                                     Herewith
------        -----------                                           --------------                                     --------
10.1(d)       Universal Foods Corporation 1990                      Exhibit 10.2(d) to Annual Report on
              Employee Stock Plan, as amended                       Form 10-K for the fiscal year ended
              September 10, 1998                                    September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)    Amendment of 1990 Employee Stock Plan                                                                    X
              dated as of November 6, 2000

10.1(e)       Universal Foods Corporation 1994                      Exhibit 10.2(f) Annual Report on
              Employee Stock Plan, as amended                       Form 10-K for the fiscal year ended
              September 10, 1998                                    September 30, 1998 (Commission File No. 1-7626)

10.1 (e)(1)   Amendment of 1994 Employee Stock Plan dated as of                                                        X
              November 6, 2000

10.1(f)       Universal Foods Corporation 1998                      Exhibit 10.2(h) to Annual Report on
              Stock Option Plan, as amended                         Form 10-K for the fiscal year ended
              September 10, 1998                                    September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)    Amendment of 1998 Employee Stock Plan dated as of                                                        X
              November 6, 2000

10.1(g)       1999 Non-Employee Director Stock                      Appendix A to Definitive Proxy
              Option Plan                                           Statement filed on Schedule 14A on
                                                                    December 17, 1999. (Commission File No. 1-7626)


10.1(g)(1)    Amendment of 1999 Non-Employee Director Stock                                                            X
              Option Plan dated as of November 6, 2000

10.1(h)       Amended and Restated Directors                        Appendix B to Definitive Proxy
              Deferred Compensation Plan                            Statement filed on Schedule 14A on
                                                                    December 17, 1999 (Commission File No. 1-7626)

10.1(h)(1)    Amendment No. 1 to the Directors Deferred                                                                X
              Compensation Plan dated December 12, 2000

10.1(i)       Management Income Deferral Plan,                      Exhibit 10.2(k) to Annual Report on
              including Amendment No. 1 thereto                     Form 10-K for the fiscal year ended
              dated September 10, 1998                              September 30, 1998 (Commission File No. 1-7626)

10.1(i)(1)    Amendment No. 2 to Management Income Deferral Plan                                                       X
              dated June 15, 2000

10.1 (i)(2)   Amendment No. 3 to Management Income Deferral Plan                                                       X
              dated December 12, 2000

                           UNIVERSAL FOODS CORPORATION
                     D/B/A SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                         2000 ANNUAL REPORT ON FORM 10-K

Exhibit                                                               Incorporated by                                   Filed
Number        Description                                             Reference From                                    Herewith
------        -----------                                             --------------                                    --------
10.1(j)       Executive Income Deferral Plan, including Amendment     Exhibit 10.2 (1) to Annual Report on
              No. 1 thereto, dated September 10, 1998                 Form 10-K for the fiscal year ended
                                                                      September 30, 1998 (Commission File No. 1-7626)

10.1(j)(1)    Amendment No. 2 to Executive Income Deferral Plan                                                         X
              dated June 15, 2000

10.1(j)(2)    Amendment No. 3 to the Executive Income Deferral                                                          X
              Plan Dated December 12, 2000

10.1(k)       Form of Amended and Restated                            Exhibit 10.2(n) to Annual Report on
              Change of Control Employment and                        Form 10-K for the fiscal year ended
              Severance Agreement for Executive                       September 30, 1998 (Commission File No. 1-7626)
              Officers

10.1(k)(1)    Form of Amendment to Change of Control Employment                                                         X
              and Severance Agreement for Executive Officers

10.1(l)       Sensient Technologies Corporation Rabbi                                                                   X
              Trust "A" Agreement dated January 1, 2001
              between the Registrant and Marshall & Ilsley
              Trust Company

10.1(m)       Trust Agreement, including Changes                      Exhibit 10.2(p) to Annual Report on
              upon Appointment of Successor                           Form 10-K for the fiscal year ended
              Trustee dated as of February 1, 1998                    September 30, 1998 (Commission File No. 1-7626)
              between the Registrant and Firstar
              Bank, Milwaukee, N.A. ("Rabbi Trust B")

10.1(m)(1)    Amendment No. 1 to Rabbi Trust B                                                                          X
              dated January 1, 2001 between Registrant and
              Marshall & Ilsley Trust Company

10.1(m)(2)    Changes upon Appointment of Successor Trustee for                                                         X
              Rabbi Trust B dated as of January 1, 2001

10.1(n)       Trust Agreement, including Changes upon Appointment     Exhibit 10.2(q) to Annual Report on
              of Successor Trustee, dated as of February 1,           Form 10-K for the fiscal year ended
              1998 between the Registrant and Firstar Bank,           September 30, 1998 (Commission File No. 1-7626)
              Milwaukee N.A. ("Rabbi Trust C")

10.1(n)(1)    Amendment No. 1 to Rabbi Trust C dated as of January 1,                                                   X
              2001 between Registrant and Marshall & Ilsley Trust
              Company

                           UNIVERSAL FOODS CORPORATION
                     D/B/A SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                         2000 ANNUAL REPORT ON FORM 10-K

Exhibit                                                               Incorporated by                                   Filed
Number        Description                                             Reference From                                    Herewith
------        -----------                                             --------------                                    --------
10.1(n)(2)    Changes upon Appointment of Successor Trustee for                                                         X
              Rabbi Trust C dated as of January 1, 2001

10.1(o)       Incentive Compensation Plan for Elected                 Appendix C to Definitive Proxy
              Corporate Officers                                      Statement filed on Schedule 14A
                                                                      on December 17, 1999
                                                                      (Commission File No. 1-7626)

10.1(o)(1)    Amendment No. 1 to the Incentive Compensation Plan                                                        X
              for Elected Corporate Officers dated December 12,
              2000

10.1(p)       Form of Management Incentive Plan for Division          Exhibit 10.2 (s) to Annual Report on
              Presidents                                              Form 10-K for the fiscal year ended
                                                                      September 30, 1998 (Commission File No. 1-7626)

10.1(p)(1)    Amendment No. 1 to the Management Incentive Plan                                                          X
              for Division Presidents dated December 12, 2000

10.1(q)       Form of Management Incentive Plan for                   Exhibit 10.2(t) to Annual Report on
              Corporate Management                                    Form 10-K for the fiscal year ended
                                                                      September 30, 1998 (Commission File No. 1-7626)

10.1(q)1)     Amendment No. 1 to Management Incentive Plan for                                                          X
              Corporate Management dated December 12, 2000

10.1(r)       Form of Management Incentive Plan for                   Exhibit 10.2(u) to Annual Report on
              Division Management                                     Form 10-K for the fiscal year ended
                                                                      September 30, 1998 (Commission File No. 1-7626)

10.1(r)(1)    Amendment No. 1 to Management Incentive Plan for                                                          X
              Division Management dated
              December 12, 2000

10.1(s)       Form of Agreement for Executive                         Exhibit 10.2(v) to Annual Report on
              Officers (Supplemental Executive                        Form 10-K for the fiscal year ended
              Retirement Plan A), including                           September 30, 1998 (Commission File No. 1-7626)
              Amendment No.1 thereto dated
              September 10, 1998

10.1(s)(1)    Amendment No. 2 to the Supplemental Executive                                                             X
              Retirement Plan A dated June 15, 2000

10.1(s)(2)    Amendment No.3 to the Supplemental Executive
              Retirement Plan A dated December 12, 2000                                                                 X

                           UNIVERSAL FOODS CORPORATION
                     D/B/A SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                         2000 ANNUAL REPORT ON FORM 10-K

Exhibit                                                               Incorporated by                                   Filed
Number        Description                                             Reference From                                    Herewith
------        -----------                                             --------------                                    --------
10.1(t)       Form of Agreement for Executive Officers                                                                  X
              (Supplemental Executive Retirement Plan B),
              including Amendment No. 1 thereto dated September
              10, 1998

10.1(t)(1)    Amendment No. 2 to  Supplemental Executive                                                                X
              Retirement Plan B dated June 15, 2000

10.1(t)(2)    Amendment No. 3 to Supplemental Executive                                                                 X
              Retirement Plan B dated December 12, 2000

10.1(u)       Universal Foods Corporation Supplemental Benefit        Exhibit 10.2(w) to Annual report on
              Plan , including Amendment No. 1 thereto dated          Form 10-K for the fiscal year ended
              September 10, 1998                                      September 30, 1998 (Commission File No. 1-7626)

10.1(u)(1)    Amendment No. 2 to Supplemental Benefit Plan dated                                                        X
              December 12, 2000

10.1(v)       Universal Foods Corporation Transition Retirement       Exhibit 10.2(x) to the
              Plan, including Amendment No. 1 thereto, dated          Company's Annual Report on Form
              September 10, 1998                                      10-K for the fiscal year ended
                                                                      September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)    Amendment No. 2 to the Transition Retirement Plan                                                         X
              dated December 12, 2000

13.1          Portions of Annual Report to Shareholders                                                                 X
              for the year ending December 31, 2000
              that are incorporated by reference

18            Deloitte & Touche LLP Letter re Change in Accounting                                                      X
              Principle

21            Subsidiaries of the Registrant                                                                            X

23            Consent of Deloitte & Touche LLP                                                                          X

99            Notice of Annual Meeting and Proxy                      Filed on Schedule 14A
              Statement dated March 28, 2001.                         dated March 28, 2001
                                                                      (Commission File No. 1-7626)
              Except to the extent specifically incorporated
              by reference herein, the Proxy Statement shall not
              be deemed to be filed with the Securities and
              Exchange Commission as part of this Annual Report
              on Form 10-K
