Form 10-Q
period 2001-03-31
UNIVERSAL FOODS CORP
filed 2001-05-14
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2001
                                            --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


                         Commission file number: 1-7626



                        SENSIENT TECHNOLOGIES CORPORATION
                        ---------------------------------
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


             Former Name of Registrant: Universal Foods Corporation


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
        Yes   X    No
           ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


                 Class                                               Outstanding at April 30, 2001
-----------------------------------------                            -----------------------------
Common Stock, par value $0.10 per share                                    47,781,261 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                       Page No.
                                                                                       --------

        PART I. FINANCIAL INFORMATION:

                Item 1.  Financial Statements:
                         Consolidated Condensed Balance Sheets
                         - March 31, 2001 and December 31, 2000.                           1

                         Consolidated Condensed Statements of Earnings
                         - Three Months Ended March 31, 2001 and 2000.                     2

                         Consolidated Condensed Statements of Cash Flows
                         - Three Months Ended March 31, 2001 and 2000.                     3

                         Notes to Consolidated Condensed Financial Statements.             4

               Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.                                        7

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.       9


        PART II. OTHER INFORMATION:

               Item 4.   Submission of Matters to a Vote of Security Holders.             10

               Item 6.   Exhibits and Reports on Form 8-K.                                10

               Signatures.                                                                11

               Exhibit Index.                                                             12

                                     PART I

                              FINANCIAL INFORMATION

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                     March 31,           December 31,
               ASSETS                                                  2001                  2000
               ------                                              -------------         -------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $    2,596             $    3,217
     Trade accounts receivable                                        124,737                121,719
     Inventories                                                      231,947                235,363
     Prepaid expenses and other current assets                         46,412                 48,257
     Net assets held for sale                                          -                      82,842
                                                                   ----------             ----------

           TOTAL CURRENT ASSETS                                       405,692                491,398
                                                                   ----------             ----------
OTHER ASSETS                                                           72,710                 63,742
INTANGIBLES (Net)                                                     284,598                293,600

PROPERTY, PLANT AND EQUIPMENT:
     Cost:
       Land and buildings                                             161,807                162,196
       Machinery and equipment                                        387,833                392,065
                                                                   ----------             ----------
                                                                      549,640                554,261

     Less accumulated depreciation                                    241,952                238,753
                                                                   ----------             ----------
                                                                      307,688                315,508
                                                                   ----------             ----------

TOTAL ASSETS                                                       $1,070,688             $1,164,248
                                                                   ==========             ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                          $  20,174             $   99,347
     Accounts payable and accrued expenses                            115,177                115,615
     Salaries, wages and withholdings from employees                    9,241                 12,086
     Income taxes                                                      29,110                 17,284
     Current maturities of long-term debt                               7,754                  7,800
                                                                   ----------             ----------

           TOTAL CURRENT LIABILITIES                                  181,456                252,132

DEFERRED INCOME TAXES                                                  28,735                 35,707

OTHER DEFERRED LIABILITIES                                             19,485                 19,475

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                  22,188                 22,735

LONG-TERM DEBT                                                        415,697                417,141

SHAREHOLDERS' EQUITY:
     Common stock                                                       5,396                  5,396
     Additional paid-in capital                                        72,215                 72,870
     Earnings reinvested in the business                              530,477                518,128
     Treasury stock, at cost                                         (123,812)              (106,472)
     Accumulated other comprehensive income                           (79,518)               (70,900)
     Other                                                             (1,631)                (1,964)
                                                                   ----------             ----------

           TOTAL SHAREHOLDERS' EQUITY                                 403,127                417,058
                                                                   ----------             ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,070,688             $1,164,248
                                                                   ==========             ==========





See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)



                                                    Three Months
                                                   Ended March 31
                                                   ---------------

                                                   2001        2000
                                                   ----        ----
Revenue                                         $195,693      $205,163

Cost of products sold                            132,793       134,220

Selling and administrative expenses               38,282        39,399
                                                --------      --------

Operating income                                  24,618        31,544

Interest expense                                   8,822         8,066
                                                --------      --------

Earnings before income taxes                      15,796        23,478

Income taxes                                       4,792         4,270
                                                --------      --------

Earnings from continuing operations               11,004        19,208

Earnings from discontinued operations              7,780         1,141

Accounting Change                                   -            2,431
                                                --------      --------

Net earnings                                    $ 18,784      $ 22,780
                                                ========      ========

Average number of common shares outstanding:
       Basic                                      48,220        49,530
                                                ========      ========

       Diluted                                    48,643        49,777
                                                ========      ========

Basic earnings per common share:

       Continuing operations                    $    .23      $    .39

       Discontinued operations                       .16           .02

       Accounting change                               -           .05
                                                --------      --------

       Net earnings                             $    .39      $    .46
                                                ========      ========

 Diluted earnings per common share:

       Continuing operations                    $    .23      $    .39

       Discontinued operations                       .16           .02

       Accounting change                              -            .05
                                                --------      --------

       Net earnings                             $    .39      $    .46
                                                ========      ========

Dividends per common share                      $  .1325      $  .1325
                                                ========      ========




See accompanying notes to Consolidated Condensed Financial Statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31
                                                                          --------------------------
                                                                          2001                2000
                                                                          ----                ----

Net cash provided by operating activities of continuing operations      $  1,699          $  23,101
Net cash provided by discontinued operations                                 707              4,746
                                                                        --------           --------

Net cash provided by operating activities                                  2,406             27,847
                                                                        --------           --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                           (7,172)           (13,597)
   Acquisition of new businesses (net of cash acquired)                     -               (44,206)
   Proceeds from sale of property, plant and equipment and businesses    108,738              1,040
   Other items, net                                                         (704)            (1,302)
                                                                        ---------          ---------

Net cash provided by (used in) investing activities                      100,862            (58,065)
                                                                        --------            --------

Cash flows from financing activities:
   Proceeds from additional borrowings                                    93,067             88,398
   Reduction in debt                                                    (172,726)           (43,038)
   Purchase of treasury stock                                            (26,074)            (9,579)
   Dividends                                                              (6,435)            (6,586)
   Proceeds from options exercised and other                               8,432              3,127
                                                                        --------           --------

Net cash (used in) provided by financing activities                     (103,736)            32,322
                                                                        ---------          --------

Effect of exchange rate changes on cash and cash equivalents                (153)               101
                                                                        ---------          --------
Net (decrease) increase in cash and cash equivalents                        (621)             2,205
Cash and cash equivalents at beginning of period                           3,217                114
                                                                        --------           --------

Cash and cash equivalents at end of period                              $  2,596           $  2,319
                                                                        ========           ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                           $  6,210           $  4,201
     Income taxes                                                          6,165              6,408

   Liabilities assumed in Acquisitions                                      -                34,868


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. On November 6, 2000, Sensient Technologies Corporation, formerly Universal Foods Corporation (the "Company"), began doing business under its new name. An amendment to the Company's charter changing the Company's name to Sensient Technologies Corporation was adopted at the Annual Shareholders' Meeting on April 26, 2001.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3. Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2000, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 as amended, discussed in Note 4 below.


4. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of the quarter ended March 31, 2001 was not material to the Company's financial statements. The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

     Interest Rate Hedging - The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of December 31, 2000 and March 31, 2001, the Company does not have any interest rate derivatives.

     Currency Rate Hedging - The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company's financial results and its economic well-being. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from recorded receivables and payables.

     The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on recorded intercompany receivables and payables. The fair value of these instruments at March 31, 2001 was a $2.6 million asset. Gains and losses on these instruments are deferred in accumulated other comprehensive income ("OCI") until the underlying transaction is recognized in earnings. Hedging activity for cash flow hedges is expected to be reclassified to earnings in the next 12 months.

     Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately. The Company's existing cash flow hedges are 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness.

     Net Investments Hedging - On January 2, 2001 the Company entered into a 100 million Euro note payable to Deutsche Bank. This non-derivative instrument is a partial hedge of the Company's net investment in its European subsidiaries. The change in the carrying amount of the Euro debt on the Company's books, attributable to changes in the spot foreign exchange rate, is a hedge of the net investment in its European subsidiaries.

     Commodity Purchases - The Company buys commodities during the normal course of business which result in physical delivery and hence, are excluded from SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

5. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

6. On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. The operating results of the business through February 23, 2001 and the gain from the sale have been reported as a separate line item on the statements of earnings. The Company has also restated its prior statements of earnings to present the earnings of the Red Star Yeast division as a discontinued operation. Refer to note 12 in the Company's annual consolidated financial statements for the year ended December 31, 2000, for additional information.

     The results from discontinued operations are as follows (in thousands):

                                                    Three Months
                                                   Ended March 31
                                                   ---------------

                                                   2001        2000
                                                   ----        ----

        Revenue                                 $ 16,810      $ 29,827
                                                ========      ========

        Income taxes                            $  6,278      $    822
                                                ========      ========

        Earnings from discontinued operations   $  7,780      $  1,141
                                                ========      ========



7. On December 21, 2000, the Company announced its intent to consolidate certain manufacturing facilities in the United States and Europe, leading to projected significant cost savings. Accordingly, special charges of $19.0 million were recorded during the period ended December 31, 2000. During the first quarter of 2001, $0.4 million of payments, mostly severance, have been applied to the special charges reserve. The majority of the severance will occur in the last half of the year due to two plant consolidations that will occur at the end of the second and third quarters.

8. At March 31, 2001 and December 31, 2000, inventories included finished and in-process products totaling $158.8 million and $157.7 million, respectively, and raw materials and supplies of $73.1 million and $77.7 million, respectively.

9. During the three months ended March 31, 2001 and 2000, the Company repurchased 1,186,700 and 444,900 shares of common stock for an aggregate price of $26.6 million and $8.4 million, respectively.

10. For the three months ended March 31, 2001, depreciation and amortization expense related to continuing operations were $9.5 million and $2.4 million, respectively. For the three months ended March 31, 2000, depreciation and amortization expense related to continuing operations were $9.2 million and $2.5 million, respectively.

11. Comprehensive income is comprised primarily of net earnings and foreign currency translation. Total comprehensive income for the three months ended March 31, 2001 and 2000 was $10,166,000 and $19,782,000, respectively.

12. Operating results and the related assets by segment for the periods presented are as follows (in thousands):


                                             Flavors &                   Corporate    Continuing
                                             Fragrances     Color        and Other    Operations
                                             ----------     -----        ---------    ----------
     Three months ended March 31, 2001
     Revenues from external customers        $ 120,260     $ 60,546     $  14,887     $  195,693
     Intersegment revenues                       4,245        5,909         --            10,154
                                             ---------     --------     ---------     ----------
     Total revenue                           $ 124,505     $ 66,455     $  14,887     $  205,847
                                             =========     ========     =========     ==========

     Operating income (loss)                 $  12,744     $ 15,964     $  (4,090)    $   24,618
     Interest expense                            --            --           8,822          8,822
                                             ---------      -------     ---------     ----------
     Earnings (loss) before income taxes     $  12,744     $ 15,964     $ (12,912)    $   15,796
                                             =========     ========     ==========    ==========

     Assets                                  $ 434,728     $220,931     $ 415,029     $1,070,688
                                             =========     ========     ==========    ==========

     Three months ended March 31, 2000
     Revenues from external customers        $123,327      $ 69,008     $  12,828     $  205,163
     Intersegment revenues                      4,930         3,938         --             8,868
                                             ---------     --------     ---------     ----------
     Total revenue                           $128,257      $ 72,946     $  12,828     $  214,031
                                             =========     ========     ==========    ==========

     Operating income (loss)                 $ 20,561      $ 16,984     $  (6,001)    $   31,544
     Interest expense                            --            --           8,066          8,066
                                             ---------     --------     ---------     ----------
     Earnings (loss) before income taxes     $ 20,561      $ 16,984     $ (14,067)    $   23,478
                                             =========     ========     ==========    ==========

     Assets                                  $430,585      $225,081     $420,813      $1,076,479
                                             =========     ========     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CONTINUING OPERATIONS

         Revenue for the three months ended March 31, 2001 was $195.7 million compared with $205.2 million in 2000, a 4.6% decrease. The Color segment reported decreased revenue of 8.9% for the first quarter. Revenues for the Flavor & Fragrances segment decreased 2.9% for the quarter ended March 31, 2001 compared to the same period in 2000. Gross profit was down 11.3% for the quarter ended March 31, 2001 compared to the same period in the prior year. The decrease in gross profit was attributable to greater than budgeted energy costs, unfavorable foreign exchange rates, and the continuation of consolidations within the food industry. Selling and administrative expenses decreased $1.1 million, or 2.8%, for the quarter ended March 31, 2001 compared to the same period in 2000. For the first quarter of 2001, operating income decreased to $24.6 million from $31.5 million in the same quarter.

         Interest expense for the first quarter increased to $8.8 million from $8.1 million for the same period last year. The increase is due to higher average borrowings used primarily to fund working capital requirements.

         The effective income tax rate on continuing operations was 30.3% and 18.2%, for the three months ended March 31, 2001 and March 31, 2000, respectively. The March 2001 quarter effective tax rate was reduced due to the ability to utilize $0.5 million of state net operating loss carry-forwards, reducing the required valuation allowance. The March 2000 quarter effective tax rate was reduced as the result of a one-time benefit recognized in connection with the closing of the Dehydrated facility in Ireland. Without these items, the effective tax rates would have been 33.5% and 33.2%, respectively.

         The first quarter of 2000 was restated to reflect the change in the amortization of other postretirement benefit net actuarial gains. The cumulative effect of this change was a pretax credit of $4.0 million and an after tax credit of $2.4 million.

         In the second quarter of 2001, the Company reduced its workforce by 200 people. The majority of these positions have been eliminated as of the filing of this document and are in addition to the 200 positions being eliminated in the restructuring announced in December 2000.

         DISCONTINUED OPERATIONS

         On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. Total proceeds were approximately $113 million in cash, of which $4 million was received in August 2000. A gain from the sale of the business and its results through February 23, 2001 are included net of tax in a separate line item "Earnings from discontinued operations" on the statement of earnings. Cash proceeds received from the sale have primarily been used to pay down short-term debt and repurchase the Company's stock.


         SEGMENT INFORMATION

         Flavor & Fragrances - The Flavor & Fragrances segment reported gross revenue of $124.5 million for the first quarter of 2001 compared to $128.3 million for the same period last year. Operating income was $12.8 million for the quarter ended March 31, 2001 compared to $20.6 million for the same period last year. Foreign exchange rates during the quarter reduced revenue and operating income by approximately 3% and 2%, respectively. Increased energy costs further reduced operating income by approximately 8%. Consolidation and merger activity among customers has slowed new product introductions and had an unfavorable impact on all suppliers in the industry. Customers also pared inventories as general economic conditions have slowed. Despite these conditions, volumes remain strong. Price increases for dehydrated products are expected to have a favorable impact on financial results in the second quarter of 2001.

         Color - Gross revenue for the Color segment was $66.5 million for the first quarter of 2001 compared to $72.9 million for the first quarter of 2000. Revenue decreases for the quarter are due to inventory reductions by customers and lower orders supporting customer new product launches. Sales of ink-jet inks, pharmaceutical ingredients and value-added food products increased during the quarter. Operating profit was $16.0 million for 2001 compared to $17.0 million for the same quarter in 2000.


         FINANCIAL CONDITION

         The consolidated condensed balance sheet as of December 31, 2000 has presented "Net assets held for sale" of the discontinued operation as a separate line item in current assets.

         The current ratio was 2.2 at March 31, 2001 compared with 1.9 at December 31, 2000. The increase is primarily the result of decreased short-term borrowings as the result of cash received from the sale of the Red Star Yeast business.

         Net cash provided by operating activities of continuing operations was $1.7 million for the three months ended March 31, 2001, compared to $23.1 million for the three months ended March 31, 2000. The decrease in cash provided by operating activities in 2001 was primarily due to reduced earnings and inventory build-ups required to comply with restructuring strategies. Net cash provided by operating activities of discontinued operations was $0.7 million for the three months ended March 31, 2001 compared to $4.7 million for the three months ended March 31, 2000. The cash provided by discontinued operations in the first quarter of 2001 includes results through the date of sale, February 23, 2001.

         Net cash provided by investing activities was $100.9 million for the three months ended March 31, 2001 compared to net cash used in investing activities of $58.1 million for the three months ended March 31, 2000. Net cash provided by investing activities in the first quarter of 2001 includes cash proceeds from the sale of the Red Star Yeast division of $108.5 million, which was partially offset by capital expenditures of $7.2 million. Cash used in investing activities in the first quarter of 2000 includes acquisitions of $44.2 million and capital expenditures of $13.6 million.

         Net cash used in financing activities was $103.7 million for the three months ended March 31, 2001, compared with cash provided by financing activities of $32.3 million in the comparable period last year. Cash proceeds from the sale of the Red Star Yeast business were used to fund a reduction of short-term borrowings of $79.9 million and treasury stock purchases of $26.1 million during the quarter ended March 31, 2001. The net borrowings in 2000 of $45.4 million were used primarily to fund acquisitions and treasury stock purchases. On January 2, 2001 the Company borrowed 100 million Euros and repaid domestic short-term borrowings. Dividends of $6.4 million and $6.6 million were paid during 2001 and 2000, respectively.

         The Company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividend payments to shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the first quarter ended March 31, 2001. For additional information on market risk, refer to pages 25 and 26 of the Company's annual consolidated financial statements for the year ended December 31, 2000.


         FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program; industry and economic factors related to the Company's domestic and international business; industry acceptance of price increases; currency exchange rate fluctuations; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the Company's 2001 Annual Meeting of Shareholders, held on April 26, 2001, the following actions were taken:

         - The following Directors were elected for terms of office expiring in April 2004:

                                 Votes For       Votes Withheld
                                 ---------       --------------
Michael E. Batten               40,805,270          2,865,118
Dr. Fergus M. Clydesdale        40,781,758          2,888,630
James A.D. Croft                40,741,325          2,929,063
Essie Whitelaw                  40,803,957          2,866,431

         Pursuant to the terms of the Company's Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.

         The terms of office of the following Directors continued after the meeting: Richard A. Abdoo, John F. Bergstrom, James L. Forbes, William
         V. Hickey, Kenneth P. Manning and Dr. Carol Waslien Ghazaii.

         - A proposal by the Board of Directors to change the name of the Company from Universal Foods Corporation to Sensient Technologies Corporation was approved by the shareholders. The shareholders cast 42,529,809 votes in favor of this proposal, 966,825 votes against, and there were 173,754 votes to abstain.

         - A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2001 was approved by the shareholders. The shareholders cast 42,870,575 votes in favor of this proposal, 640,307 votes against, and there were 159,506 votes to abstain.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  (See Exhibit Index following this report.)

         (b) A report on Form 8-K was filed on March 12, 2001 announcing the completion of sale of the Red Star Yeast business on February 23, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SENSIENT TECHNOLOGIES CORPORATION


Date:      May 14, 2001                  By:  /s/  John L. Hammond
                                         ---------------------------------------
                                         John L. Hammond, Vice President,
                                         Secretary and General Counsel






Date:      May 14, 2001                  By:  /s/  Richard F. Hobbs
                                         ---------------------------------------
                                         Richard F. Hobbs, Vice President
                                         and Chief Financial Officer

                        SENSIENT TECHNOLOGIES CORPORATION
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001



Exhibit    Description                                Filed Herewith   Incorporated by Reference From
-------    -----------                                --------------   ------------------------------
3.1        Amended and Restated Articles of                 X
           Incorporation of Sensient Technologies
           Corporation, as amended as of April 26, 2001.

3.2        By-Laws of Sensient Technologies Corporation.    X