Form 10-Q
period 2001-06-30
UNIVERSAL FOODS CORP
filed 2001-08-14
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2001
                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number: 1-7626
                                                 ------


                        SENSIENT TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                                        39-0561070
---------------------------                      ----------
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
                              -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                 Class                           Outstanding at July 31, 2001
------------------------------------------       ----------------------------
Common Stock, par value $0.10 per share            47,698,997 shares


================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                                          Page No.
                                                                                                          --------

         PART I. FINANCIAL INFORMATION:

                  Item 1.  Financial Statements:
                           Consolidated Condensed Balance Sheets
                           - June 30, 2001 and December 31, 2000.                                              1

                           Consolidated Condensed Statements of Earnings
                           - Three and Six Months Ended June 30, 2001 and 2000.                                2

                           Consolidated Condensed Statements of Cash Flows
                           - Six Months Ended June 30, 2001 and 2000.                                          3

                           Notes to Consolidated Condensed Financial Statements.                               4

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.                                                          7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                         9


         PART II. OTHER INFORMATION:

                  Item 4.  Submission of Matters to a Vote of Security Holders.                               10

                  Item 6.  Exhibits and Reports on Form 8-K.                                                  10

                  Signatures.                                                                                 11

                  Exhibit Index.                                                                              12


                                     PART I

                              FINANCIAL INFORMATION

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                     June 30,                 December 31,
               ASSETS                                                                  2001                       2000
               ------                                                             ---------------           --------------

CURRENT ASSETS:
      Cash and cash equivalents                                                   $      5,958               $     3,217
      Trade accounts receivable                                                        130,346                   121,719
      Inventories                                                                      227,505                   235,363
      Prepaid expenses and other current assets                                         48,488                    48,257
      Net assets held for sale                                                             -                      82,842
                                                                                  ------------               -----------
              TOTAL CURRENT ASSETS                                                     412,297                   491,398
OTHER ASSETS                                                                            73,472                    63,742
INTANGIBLES (Net)                                                                      280,785                   293,600

PROPERTY, PLANT AND EQUIPMENT:

        Land and buildings                                                             157,713                   162,196
        Machinery and equipment                                                        391,703                   392,065
                                                                                  ------------               -----------
                                                                                       549,416                   554,261
        Less accumulated depreciation                                                  249,929                   238,753
                                                                                  ------------               -----------
                                                                                       299,487                   315,508
                                                                                  ------------               -----------

TOTAL ASSETS                                                                      $  1,066,041               $ 1,164,248
                                                                                  ============               ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term borrowings                                                       $     30,404               $    99,347
      Accounts payable and accrued expenses                                            100,641                   115,615
      Salaries, wages and withholdings from employees                                    9,717                    12,086
      Income taxes                                                                      20,624                    17,284
      Current maturities of long-term debt                                               7,683                     7,800
                                                                                  ------------               -----------
              TOTAL CURRENT LIABILITIES                                                169,069                   252,132

DEFERRED INCOME TAXES                                                                   28,213                    35,707

OTHER DEFERRED LIABILITIES                                                              19,255                    19,475

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                   21,640                    22,735

LONG-TERM DEBT                                                                         414,784                   417,141

SHAREHOLDERS' EQUITY:
      Common stock                                                                       5,396                     5,396
      Additional paid-in capital                                                        72,185                    72,870
      Earnings reinvested in the business                                              542,420                   518,128
      Treasury stock, at cost                                                         (127,694)                 (106,472)
      Accumulated other comprehensive loss                                             (77,827)                  (70,900)
      Other                                                                             (1,400)                   (1,964)
                                                                                  ------------               -----------

              TOTAL SHAREHOLDERS' EQUITY                                               413,080                   417,058
                                                                                  ------------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  1,066,041               $ 1,164,248
                                                                                  ============               ===========




See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                 Three Months                            Six Months
                                                                Ended June 30,                          Ended June 30,
                                                                --------------                          --------------

                                                              2001            2000                    2001           2000
                                                              ----            ----                    ----           ----

Revenue                                                    $  203,927      $  204,149             $  399,620      $ 409,312

Cost of products sold                                         133,972         130,285                266,765        264,505

Selling and administrative expenses                            38,694          38,591                 76,976         77,990
                                                           ----------      ----------             ----------      ---------

Operating income                                               31,261          35,273                 55,879         66,817
Interest expense                                                7,630           8,536                 16,452         16,602
                                                           ----------      ----------             ----------      ---------

Earnings from continuing operations
    before income taxes                                        23,631          26,737                 39,427         50,215
Income taxes                                                    5,358           8,823                 10,150         13,093
                                                           ----------      ----------             ----------      ---------

Earnings from continuing operations                            18,273          17,914                 29,277         37,122
(Loss) earnings from discontinued operations                        -             (64)                 7,780          1,077
Accounting change                                                   -               -                      -          2,431
                                                           ----------      ----------             ----------      ---------

Net earnings                                               $   18,273      $   17,850             $   37,057      $  40,630
                                                           ==========      ==========             ==========      =========

Basic earnings per common share:
        Continuing operations                              $      .38      $      .36             $      .61      $     .75
        Discontinued operations                                     -               -                    .16            .02
        Accounting change                                           -               -                      -            .05
                                                           ----------      ----------             ----------      ---------
        Net earnings                                       $      .38      $      .36             $      .77      $     .82
                                                           ==========      ==========             ==========      =========

 Diluted earnings per common share:
        Continuing operations                              $      .38      $      .36             $      .61      $     .75
        Discontinued operations                                     -               -                    .16             02
        Accounting change                                           -               -                      -            .05
                                                           ----------      ----------             ----------      ---------


        Net earnings                                       $      .38      $      .36             $      .77      $     .82
                                                           ==========      ==========             ==========      =========

Average number of common shares outstanding:
        Basic                                                  47,665          49,411                 47,941         49,471
                                                           ==========      ==========             ==========      =========

        Diluted                                                47,970          49,587                 48,246         49,682
                                                           ==========      ==========             ==========      =========

Dividends per common share                                 $    .1325      $    .1325             $    .2650      $   .2650
                                                           ==========      ==========             ==========      =========



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                 Six Months Ended
                                                                                                       June 30,
                                                                                          -------------------------------

                                                                                          2001                     2000
                                                                                          ----                     ----


Net cash provided by operating activities of continuing operations                      $  16,260              $  44,415
Net cash provided by discontinued operations                                                  707                  6,606
                                                                                        ---------              ---------

Net cash provided by operating activities                                                  16,967                 51,021
                                                                                        ---------              ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                           (16,587)               (26,649)
   Acquisition of new businesses (net of cash acquired)                                        -                 (44,206)
   Proceeds from sale of property, plant and equipment and businesses                     108,738                  1,864
   Other items, net                                                                          (891)                  (956)
                                                                                        ---------              ---------

Net cash provided by (used in) investing activities                                        91,260                (69,947)
                                                                                        ---------              ---------

Cash flows from financing activities:
   Proceeds from additional borrowings                                                     95,843                 89,909
   Reduction in debt                                                                     (165,456)               (43,568)
   Purchase of treasury stock                                                             (30,892)               (19,850)
   Dividends                                                                              (12,764)               (13,163)
   Proceeds from options exercised and other                                                8,433                  6,016
                                                                                        ---------              ---------

Net cash (used in) provided by financing activities                                      (104,836)                19,344
                                                                                        ---------              ---------

Effect of exchange rate changes on cash and cash equivalents                                 (650)                  (153)
                                                                                        ---------              ---------
Net increase in cash and cash equivalents                                                   2,741                    265
Cash and cash equivalents at beginning of period                                            3,217                    114
                                                                                        ---------              ---------

Cash and cash equivalents at end of period                                              $   5,958              $     379
                                                                                        =========              =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                          $  16,464              $  19,151
      Income taxes                                                                         21,060                 12,435

   Liabilities assumed in acquisitions                                                          -                  1,841





See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. On November 6, 2000, Sensient Technologies Corporation, formerly Universal Foods Corporation (the "Company"), began doing business under its new name. An amendment to the Company's articles of incorporation changing the Company's name to Sensient Technologies Corporation was adopted at the Annual Shareholders' Meeting and became effective on April 26, 2001.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3. Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2000, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, discussed in Note 4 below.

4. Effective January 1, 2001, the Company adopted SFAS No. 133 which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the Company's financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 prohibits pooling-of-interest accounting for acquisitions and is effective July 1, 2001. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. SFAS No. 142 will be adopted by the Company on January 1, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

5. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain of these expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

6. On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. The operating results of the business through February 23, 2001 and the gain from the sale have been reported as a separate line item on the consolidated condensed statements of earnings. Refer to note 12 in the Company's 2000 Annual Report for additional information.

      The results from discontinued operations are as follows (in thousands):


                                                              Three Months                           Six Months
                                                             Ended June 30,                        Ended June 30,
                                                            ---------------                        --------------
                                                           2001           2000                    2001          2000
                                                           ----           ----                    ----          ----



         Revenue                                       $          -    $   27,898              $   16,810   $  57,725
                                                       =============   ==========              ==========   =========

         Income taxes (benefit)                        $          -    $     (162)             $    6,278   $     660
                                                       =============   ==========              ==========   =========

         (Loss) earnings from discontinued
             operations                                $          -    $      (64)             $    7,780   $   1,077
                                                       =============   ==========              ==========   =========

7. In the second quarter, the Company modified its facilities consolidation plan announced on December 21, 2000, based on a review of the business outlook. This modification and lower than estimated costs and cash outlays for certain items in the original plan resulted in a reversal in the quarter of $3.2 million of the special charges reserve. This is included in the line "Selling and administrative expenses" in the consolidated condensed statements of earnings. During the six months ended June 30, 2001, payments of $1.6 million, primarily severance, have been applied to the special charges reserve.

8. At June 30, 2001 and December 31, 2000, inventories included finished and in-process products totaling $152.9 million and $157.7 million, respectively, and raw materials and supplies of $74.6 million and $77.7 million, respectively.

9. During the six months ended June 30, 2001 and 2000, the Company repurchased 1.3 million and 1.0 million shares of common stock for an aggregate price of $29.3 million and $18.6 million, respectively.

10. For the six months ended June 30, 2001, depreciation and amortization expense related to continuing operations were $18.9 million and $4.8 million, respectively. For the six months ended June 30, 2000, depreciation and amortization expense related to continuing operations were $18.3 million and $5.0 million, respectively.

11. Comprehensive income is comprised primarily of net earnings and foreign currency translation. Total comprehensive income for the three months ended June 30, 2001 and 2000 was $20.0 million and $7.6 million, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $30.1 million and $27.3 million, respectively.

12. As disclosed in the first quarter Form 10-Q, the Company reduced its workforce by an additional 200 employees in April 2001. The severance cost recognized in the second quarter related to this workforce reduction was $3.0 million. This is included in the line "Selling and administrative expenses" in the consolidated condensed statements of earnings. During the six months ended June 30, 2001, severance payments of $1.1 million have been paid.

13. Operating results and the related assets by segment for the periods presented are as follows (in thousands):


                                          Flavors &                         Corporate       Continuing
                                          Fragrances       Color            and Other       Operations
                                          ----------       -----            ---------       ----------

Three months ended June 30, 2001
Revenues from external customers         $  128,982       $   62,095      $   12,850       $    203,927
Intersegment revenues                         4,678            6,856             161             11,695
                                         ----------       ----------      ----------       ------------
Total revenue                            $  133,660       $   68,951      $   13,011       $    215,622
                                         ==========       ==========      ==========       ============

Operating income (loss)                  $   17,995       $   18,915      $   (5,649)      $     31,261
Interest expense                              --               --              7,630              7,630
                                         ----------        ---------      ----------       ------------
Earnings (loss) before income taxes      $   17,995       $   18,915      $  (13,279)      $     23,631
                                         ==========       ==========      ==========       ============



Three months ended June 30, 2000
Revenues from external customers         $  123,244       $   67,481      $   13,424       $    204,149
Intersegment revenues                         5,462            5,189           --                10,651
                                         ----------       ----------      ----------       ------------
Total revenue                            $  128,706       $   72,670      $   13,424       $    214,800
                                         ==========       ==========      ==========       ============

Operating income (loss)                  $   21,579       $   18,293      $   (4,599)      $     35,273
Interest expense                              --               --              8,536              8,536
                                         ----------       ----------      ----------       ------------
Earnings (loss) before income taxes      $   21,579       $   18,293      $  (13,135)      $     26,737
                                         ==========       ==========      ==========       ============


                                                       Flavors &                         Corporate        Continuing
                                                       Fragrances        Color           and Other        Operations
                                                       ----------        -----           ---------        ----------

      Six months ended June 30, 2001
      Revenues from external customers                 $  249,242       $  122,641      $   27,737       $    399,620
      Intersegment revenues                                 8,923           12,765             161             21,849
                                                       ----------       ----------      ----------       ------------
      Total revenue                                    $  258,165       $  135,406      $   27,898       $    421,469
                                                       ==========       ==========      ==========       ============

      Operating income (loss)                          $   30,739       $   34,879      $   (9,739)      $     55,879
      Interest expense                                      --               --             16,452             16,452
                                                       ----------        ---------      ----------       ------------
      Earnings (loss) before income taxes              $   30,739       $   34,879      $  (26,191)      $     39,427
                                                       ==========       ==========      ==========       ============

      Assets                                           $  437,525       $  225,513      $  403,003       $  1,066,041
                                                       ==========       ==========      ==========       ============

      Six months ended June 30, 2000
      Revenues from external customers                 $  246,571       $  136,489      $   26,252       $    409,312
      Intersegment revenues                                10,392            9,127           --                19,519
                                                       ----------       ----------      ----------       ------------
      Total revenue                                    $  256,963       $  145,616      $   26,252       $    428,831
                                                       ==========       ==========      ==========       ============

      Operating income (loss)                          $   42,140       $   35,277      $  (10,600)      $     66,817
      Interest expense                                      --               --             16,602             16,602
                                                       ----------       ----------      ----------       ------------
      Earnings (loss) before income taxes              $   42,140       $   35,277      $  (27,202)      $     50,215
                                                       ==========       ==========      ==========       ============

      Assets                                           $  429,189       $  218,567      $  410,639       $  1,058,395
                                                       ==========       ==========      ==========       ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           CONTINUING OPERATIONS

           Revenue for the three months ended June 30, 2001 was $203.9 million compared with $204.1 million in 2000, a 0.1% decrease. For the six months ended June 30, 2001, revenue decreased 2.4% to $399.6 million compared to the same period in 2000. Revenue in the Flavors & Fragrances segment increased 3.8% and 0.5% for the three and six months ended June 30, 2001, respectively. The Color segment revenue decreased 5.1% and 7.0% for the three and six months ended June 30, 2001, respectively. Gross profit decreased 5.3% and 8.3% for the three and six months ended June 30, 2001, respectively, compared to the same period last year. The decrease is due to higher energy costs, fewer new product introductions by our customers and product mix change in our Flavors & Fragrances segment. Selling and administrative expenses of $38.7 million were flat with last year in the three months ended June 30, 2001 and decreased 1.3% in the six month period. Operating income for the three months ended June 30, 2001 was $31.3 million, a decrease of $4.0 million. For the six months, operating income decreased $10.9 million to $55.9 million.

           Interest expense for the three months ended June 30, 2001, decreased to $7.6 million from $8.5 million for the same period last year. For the six months ended June 30, 2001, interest expense was $16.5 million, a decrease of 0.9%. The decrease is primarily due to the reduction of debt with the funds from the sale of substantially all of the assets of the Red Star Yeast business.

           The effective income tax rate on continuing operations was 22.7% and 33.0% for the three months ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2001 and June 30, 2000 the rate was 25.7% and 26.1%, respectively. The decrease in the rate for the current quarter is due to an adjustment related to the expected settlement of certain tax liabilities. The rate for the six months ended June 30, 2001, was reduced for this adjustment in addition to a reduction in the valuation allowance in the first quarter due to the ability to utilize state net operating loss carryforwards. Without these adjustments the effective tax rate would have been 33.5% for the three and six months ended June 30, 2001. The rate for the six months ended June 30, 2000, was reduced as a result of a one-time benefit recognized in connection with the closing of the Dehydrated facility in Ireland. Without this item, the effective rate would have been 32.9%.

           In the second quarter of 2001, the Company reduced its workforce by 200 people under the workforce reduction plan announced in April. This workforce reduction is in addition to the facilities consolidation plan announced in December 2000. As a result of the two programs, the Company has reduced its workforce by more than 300 employees, out of a planned total of approximately 400, as of August 1, 2000. The Company is on target for the completion of the programs by the end of October 2001. Annualized cost savings under the programs is approximately $20 million with approximately $10 million occurring in 2001.


           DISCONTINUED OPERATIONS

           On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. Total proceeds were approximately $113 million in cash, of which $4 million was received in August 2000. A gain from the sale of the business and its operating results through February 23, 2001 are included net of tax in a separate line item "Earnings from discontinued operations" on the statement of earnings. Cash proceeds received from the sale have primarily been used to pay down short-term debt and repurchase the Company's stock.


           SEGMENT INFORMATION

           Flavors & Fragrances - The Flavors & Fragrances segment's gross revenue increased 4% to $133.7 million for the three months ended June 30, 2001. Operating income for the quarter was $18.0 million, a decrease of 17% from the same period last year. In the current quarter, the segment reported increased volumes across all businesses. However, increased energy costs, negative effect of foreign currency exchange rates and product mix lowered operating income. For the six months ended June 30, 2001, revenue increased 0.5% to $258.2 million. Operating income was $30.7 million compared to $42.1 million in the same period last year due to increased energy costs, negative foreign currency exchange rates and lower new product introductions by our customers.

           Color - Gross revenue for the Color segment was $69.0 million for the three months ended June 30, 2001, a decrease of 5% from last year. The strengthening US dollar and divestiture of non-strategic parts of the Pointing acquisition were responsible for the revenue decrease. Operating profit increased 3% to $18.9 million during the quarter. The margin improvement was the result of higher volumes of non-food colors and an improving product mix in food colors. Revenue for the six months ended June 30, 2001, decreased 7% to $135.4 million due to the items previously mentioned in addition to inventory reductions by our customers. Operating profit for the six months ended June 30, 2001 decreased 1% to $34.9 million.


           FINANCIAL CONDITION

           The consolidated condensed balance sheet as of December 31, 2000 has presented "Net assets held for sale" of the discontinued operation as a separate line item in current assets.

           The current ratio was 2.4 at June 30, 2001 compared with 1.9 at December 31, 2000. The increase is primarily the result of decreased short-term borrowings as the result of cash received from the sale of the Red Star Yeast business.

           Net cash provided by operating activities of continuing operations was $16.3 million for the six months ended June 30, 2001, compared to $44.4 million for the six months ended June 30, 2000. The decrease in cash provided by operating activities in 2001 was primarily due to reduced earnings, payments of income taxes and expenses related to the disposition of the yeast business and working capital changes. Cash from operations has strengthened in the three months ended June 30, 2001 as inventory levels have begun to decline. Net cash provided by operating activities of discontinued operations was $0.7 million for the six months ended June 30, 2001 compared to $6.6 million for the six months ended June 30, 2000. The cash provided by discontinued operations in 2001 includes results through the date of sale, February 23, 2001.

           Net cash provided by investing activities was $91.3 million for the six months ended June 30, 2001 compared to net cash used in investing activities of $69.9 million for the six months ended June 30, 2000. Net cash provided by investing activities during the first six months of 2001 includes cash proceeds from the sale of the Red Star Yeast division of $108.5 million, which was partially offset by capital expenditures of $16.6 million. Cash used in investing activities in the first six months of 2000 includes acquisitions of $44.2 million and capital expenditures of $26.6 million.

           Net cash used in financing activities was $104.8 million for the six months ended June 30, 2001, compared with cash provided by financing activities of $19.3 million in the comparable period last year. Cash proceeds from the sale of the Red Star Yeast business were used to fund a net reduction of short-term borrowings of $69.6 million and treasury stock purchases of $30.7 million during the six month period ended June 30, 2001. The net borrowings in 2000 of $46.3 million were used primarily to fund acquisitions and treasury stock purchases. Dividends of $12.8 million and $13.2 million were paid during 2001 and 2000, respectively.

           The Company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividend payments to shareholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the Company's market risk during the second quarter ended June 30, 2001. For additional information on market risk, refer to pages 25 and 26 of the Company's 2000 Annual Report.


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

                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The information responsive to this item was provided in, and is incorporated by reference from, item 4 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed on May 14, 2001.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. (See Exhibit Index following this report.)

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              SENSIENT TECHNOLOGIES CORPORATION


Date:         August 14, 2001                 By:  /s/  John L. Hammond
                                              -------------------------
                                              John L. Hammond, Vice President,
                                              Secretary and General Counsel






Date:         August 14, 2001                 By:  /s/  Richard F. Hobbs
                                              --------------------------
                                              Richard F. Hobbs, Vice President
                                              and Chief Financial Officer

                        SENSIENT TECHNOLOGIES CORPORATION
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001



Exhibit       Description                                        Filed Herewith       Incorporated by Reference From
-------       -----------                                        --------------       ------------------------------

3.1           Amended and Restated Articles of                                        Exhibit 3.1 to the Quarterly Report
              Incorporation of Sensient Technologies                                  on Form 10-Q for the quarter
              Corporation, as amended as of April 26, 2001.                           ended March 31, 2001
                                                                                      (Commission File No. 1-7626)