Form 10-Q
period 2001-09-30
SENSIENT TECHNOLOGIES CORP
filed 2001-11-13
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        September 30, 2001
                                       ------------------

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
          ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


                      Class                                                             Outstanding at October 31, 2001
--------------------------------------------------                                      -------------------------------
Common Stock, par value $0.10 per share                                                      47,328,331 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
         PART I. FINANCIAL INFORMATION:

                  Item 1.  Financial Statements:
                           Consolidated Condensed Balance Sheets
                           - September 30, 2001 and December 31, 2000.                                         1

                           Consolidated Condensed Statements of Earnings
                           - Three and Nine Months Ended September 30, 2001 and 2000.                          2

                           Consolidated Condensed Statements of Cash Flows
                           - Nine Months Ended September 30, 2001 and 2000.                                    3

                           Notes to Consolidated Condensed Financial Statements.                               4

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.                                                          7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                         9


         PART II. OTHER INFORMATION:

                  Item 6.  Exhibits and Reports on Form 8-K.                                                  10

                  Signatures.                                                                                 11

                  Exhibit Index.                                                                              12

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                  September 30,               December 31,
               ASSETS                                                                  2001                       2000
               ------                                                             ---------------           ----------------
CURRENT ASSETS:
      Cash and cash equivalents                                                     $    2,155                $    3,217
      Trade accounts receivable                                                        134,979                   121,719
      Inventories                                                                      227,586                   235,363
      Prepaid expenses and other current assets                                         50,758                    48,257
      Net assets held for sale                                                             -                      82,842
                                                                                    ----------                ----------

              TOTAL CURRENT ASSETS                                                     415,478                   491,398
OTHER ASSETS                                                                            75,421                    63,742
INTANGIBLES (Net)                                                                      284,332                   293,600

PROPERTY, PLANT AND EQUIPMENT:

        Land and buildings                                                             162,060                   162,196
        Machinery and equipment                                                        404,347                   392,065
                                                                                    ----------                ----------
                                                                                       566,407                   554,261
        Less accumulated depreciation                                                  264,409                   238,753
                                                                                    ----------                ----------
                                                                                       301,998                   315,508
                                                                                    ----------                ----------

TOTAL ASSETS                                                                        $1,077,229                $1,164,248
                                                                                    ==========                ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term borrowings                                                         $   32,165                $   99,347
      Accounts payable and accrued expenses                                             96,717                   115,615
      Salaries, wages and withholdings from employees                                   10,547                    12,086
      Income taxes                                                                      24,680                    17,284
      Current maturities of long-term debt                                               7,665                     7,800
                                                                                    ----------                ----------

              TOTAL CURRENT LIABILITIES                                                171,774                   252,132

DEFERRED INCOME TAXES                                                                   28,641                    35,707

OTHER DEFERRED LIABILITIES                                                              21,827                    19,475

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                   20,558                    22,735

LONG-TERM DEBT                                                                         409,011                   417,141

SHAREHOLDERS' EQUITY:
      Common stock                                                                       5,396                     5,396
      Additional paid-in capital                                                        72,242                    72,870
      Earnings reinvested in the business                                              552,688                   518,128
      Treasury stock, at cost                                                         (132,053)                 (106,472)
      Accumulated other comprehensive loss                                             (71,568)                  (70,900)
      Other                                                                             (1,287)                   (1,964)
                                                                                    ----------                ----------

              TOTAL SHAREHOLDERS' EQUITY                                               425,418                   417,058
                                                                                    ----------                ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,077,229                $1,164,248
                                                                                    ==========                ==========




See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                   Three Months                           Nine Months
                                                               Ended September 30,                    Ended September 30,
                                                             ------------------------               -----------------------

                                                               2001            2000                   2001           2000
                                                             --------        --------               --------       --------
Revenue                                                      $204,083        $206,991               $603,703       $616,303

Cost of products sold                                         138,501         133,953                405,266        398,458

Selling and administrative expenses                            34,343          40,248                111,319        118,238
                                                             --------        --------               --------       --------

Operating income                                               31,239          32,790                 87,118         99,607
Interest expense                                                7,587           8,579                 24,039         25,181
                                                             --------        --------               --------       --------

Earnings from continuing operations
    before income taxes                                        23,652          24,211                 63,079         74,426
Income taxes                                                    7,923           6,755                 18,073         19,848
                                                             --------        --------               --------       --------

Earnings from continuing operations                            15,729          17,456                 45,006         54,578
Earnings from discontinued operations                             859             929                  8,639          2,006
Accounting change                                                   -               -                     -           2,431
                                                             --------        --------               --------       --------
Net earnings                                                 $ 16,588        $ 18,385               $ 53,645       $ 59,015
                                                             ========        ========               ========       ========

Basic earnings per common share:
        Continuing operations                                $    .33        $    .36               $    .94       $   1.11
        Discontinued operations                                   .02             .02                    .18            .04
        Accounting change                                           -               -                      -            .05
                                                             --------        --------               --------       --------

        Net earnings                                         $    .35        $    .38               $   1.12       $  1.20
                                                             ========        ========               ========       ========

 Diluted earnings per common share:
        Continuing operations                                $    .33        $    .36               $    .94        $  1.11
        Discontinued operations                                   .02             .02                    .18            .04
        Accounting change                                           -               -                      -            .05
                                                             --------        --------               --------       --------

        Net earnings                                         $    .35        $    .38               $   1.12       $   1.20
                                                             ========        ========               ========       ========

Average number of common shares outstanding:
        Basic                                                  47,559          48,481                 47,812         49,138
                                                             ========        ========               ========       ========

        Diluted                                                47,822          48,796                 48,103         49,384
                                                             ========        ========               ========       ========

Dividends per common share                                   $  .1325        $  .1325               $  .3975       $  .3975
                                                             ========        ========               ========       ========



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                          ------------------------------

                                                                                          2001                     2000
                                                                                          ----                     ----
Net cash provided by operating activities of continuing operations                       $ 32,568               $ 62,264
Net cash provided by discontinued operations                                                  707                 16,465
                                                                                         --------               --------

Net cash provided by operating activities                                                  33,275                 78,729
                                                                                         --------               --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                           (24,874)               (40,808)
   Acquisition of new businesses (net of cash acquired)                                         -                (44,206)
   Proceeds from sale of property, plant and equipment and businesses                     110,663                  7,808
   Other items, net                                                                          (537)                 3,634
                                                                                         --------               --------

Net cash provided by (used in) investing activities                                        85,252                (73,572)
                                                                                         --------               --------

Cash flows from financing activities:
   Proceeds from additional borrowings                                                    104,415                115,811
   Reduction in debt                                                                     (179,061)               (60,020)
   Purchase of treasury stock                                                             (34,305)               (44,995)
   Dividends                                                                              (19,085)               (19,625)
   Proceeds from options exercised and other                                                8,676                  9,226
                                                                                         --------               --------

Net cash (used in) provided by financing activities                                      (119,360)                   397
                                                                                         --------               --------

Effect of exchange rate changes on cash and cash equivalents                                 (229)                   243
                                                                                         --------               --------
Net (decrease) increase in cash and cash equivalents                                       (1,062)                 5,797
Cash and cash equivalents at beginning of period                                            3,217                    114
                                                                                         --------               --------

Cash and cash equivalents at end of period                                               $  2,155               $  5,911
                                                                                         ========               ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
      Interest                                                                           $ 22,239               $ 22,593
      Income taxes                                                                         23,972                 17,773

    Liabilities assumed in acquisitions                                                         -                  2,969






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

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3. Refer to the notes in the Company's 2000 Annual Report for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim and the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, discussed in Note 4 below.

 4. Effective January 1, 2001, the Company adopted SFAS No. 133, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the Company's financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interest accounting for acquisitions and is effective July 1, 2001. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. SFAS No. 142 will be adopted by the Company on January 1, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting for and the reporting of the impairment or disposal of long-lived assets. The impact of this pronouncement on the Company's financial results is currently being evaluated.

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

      The results from discontinued operations are as follows (in thousands):


                                                              Three Months                              Nine Months
                                                           Ended September 30,                      Ended September 30,
                                                       --------------------------              ----------------------------

                                                           2001            2000                    2001                2000
                                                           ----            ----                    ----                ----
         Revenue                                       $        -      $   31,301              $  16,810          $  89,025
                                                       ==========      ==========              =========          =========

         Income taxes                                  $      482      $      570              $   6,760          $   1,230
                                                       ==========      ==========              =========          =========

          Earnings from discontinued
             operations                                $      859      $      929              $   8,639          $   2,006
                                                       ==========      ==========              =========          =========



 7. In the second quarter, the Company modified its facilities consolidation plan announced on December 21, 2000 based on a review of the business outlook. This modification and lower than estimated costs and cash outlays for certain items in the original plan resulted in a reversal in the quarter of $3.2 million of the special charges reserve. This is included in the line "Selling and administrative expenses" in the consolidated condensed statements of earnings. During the nine months ended September 30, 2001, payments of $4.4 million, primarily severance, have been applied to the special charges reserve.

 8. At September 30, 2001 and December 31, 2000, inventories included finished and in-process products totaling $159.1 million and $157.7 million, respectively, and raw materials and supplies of $68.5 million and $77.7 million, respectively.

 9. During the nine months ended September 30, 2001 and 2000, the Company repurchased 1.6 million and 2.3 million shares of common stock for an aggregate price of $35.0 million and $43.7 million, respectively.

10. For the nine months ended September 30, 2001, depreciation and amortization expense related to continuing operations were $28.4 million and $6.9 million, respectively. For the nine months ended September 30, 2000, depreciation and amortization expense related to continuing operations were $26.9 million and $7.6 million, respectively.

11. Comprehensive income is comprised primarily of net earnings and foreign currency translation. Total comprehensive income for the three months ended September 30, 2001 and 2000 was $22.8 million and $6.5 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $53.0 million and $33.9 million, respectively.

12. As disclosed in the first quarter Form 10-Q, the Company reduced its workforce by an additional 200 employees in April 2001. The severance cost recognized in the second quarter related to this workforce reduction was $3.0 million. This is included in the line "Selling and administrative expenses" in the consolidated condensed statements of earnings. During the nine months ended September 30, 2001, severance payments of $2.4 million have been paid.

13. Operating results and the related assets by segment for the periods presented are as follows (in thousands):


                                                        Flavors &                       Corporate         Continuing
                                                        Fragrances       Color          and Other         Operations
                                                       ----------       ----------      ----------       ------------
      Three months ended September 30, 2001
      Revenues from external customers                   $129,971         $ 59,554        $ 14,558           $204,083
      Intersegment revenues                                 4,890            5,150            --               10,040
                                                         --------         --------        --------           --------
      Total revenue                                      $134,861         $ 64,704        $ 14,558           $214,123
                                                         ========         ========        ========           ========

      Operating income (loss)                            $ 20,660         $ 15,406        $ (4,827)          $ 31,239
      Interest expense                                         --               --           7,587              7,587
                                                         --------         --------        --------           --------
            Earnings (loss) before income taxes          $ 20,660         $ 15,406        $(12,414)          $ 23,652
                                                         ========         ========        ========           ========



      Three months ended September 30, 2000
      Revenues from external customers                   $124,162         $ 67,156        $ 15,673           $206,991
      Intersegment revenues                                 7,289            5,653              --             12,942
                                                         --------         --------        --------           --------
      Total revenue                                      $131,451         $ 72,809        $ 15,673           $219,933
                                                         ========         ========        ========           ========

      Operating income (loss)                            $ 20,449         $ 17,887        $ (5,546)          $ 32,790
      Interest expense                                         --               --           8,579              8,579
                                                         ========         ========        ========           ========
      Earnings (loss) before income taxes                $ 20,449         $ 17,887        $(14,125)          $ 24,211
                                                         ========         ========        ========           ========



                                                        Flavors &                       Corporate        Continuing
                                                        Fragrances       Color          and Other        Operations
                                                       ----------       ----------      ----------       ------------
      Nine months ended September 30, 2001
      Revenues from external customers                   $379,052         $182,195        $ 42,456           $  603,703
      Intersegment revenues                                13,974           17,915              --               31,889
                                                         --------         --------        --------           ----------
      Total revenue                                      $393,026         $200,110        $ 42,456           $  635,592
                                                         ========         ========        ========           ==========

      Operating income (loss)                            $ 51,399         $ 50,285        $(14,566)          $   87,118
      Interest expense                                         --               --          24,039               24,039
                                                         --------         --------        --------           ----------
      Earnings (loss) before income taxes                $ 51,399         $ 50,285        $(38,605)          $   63,079
                                                         ========         ========        ========           ==========
      Assets                                             $445,907         $223,325        $407,997           $1,077,229
                                                         ========         ========        ========           ==========

      Nine months ended September 30, 2000
      Revenues from external customers                   $370,733         $203,645        $ 41,925           $  616,303
      Intersegment revenues                                17,681           14,780              --               32,461
                                                         --------         --------        --------           ----------
      Total revenue                                      $388,414         $218,425        $ 41,925           $  648,764
                                                         ========         ========        ========           ==========

      Operating income (loss)                            $ 62,589         $ 53,164        $(16,146)          $   99,607
      Interest expense                                         --               --          25,181               25,181
                                                         --------         --------        --------           ----------
      Earnings (loss) before income taxes                $ 62,589         $ 53,164        $(41,327)          $   74,426
                                                         ========         ========        ========           ==========

         Assets                                          $432,133         $219,255        $402,348           $1,053,736
                                                         ========         ========        ========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CONTINUING OPERATIONS

        Revenue for the three months ended September 30, 2001 was $204.1 million compared with $207.0 million in 2000, a 1.4% decrease. For the nine months ended September 30, 2001, revenue decreased 2.0% to $603.7 million compared to the same period in 2000. Revenue in the Flavors & Fragrances segment increased 2.6% and 1.2% for the three and nine months ended September 30, 2001, respectively. Volumes increased in the quarter, especially in the Specialty Vegetables business, which reported double-digit increases. The Color segment revenue decreased 11.1% and 8.4% for the three and nine months ended September 30, 2001, respectively. The revenue decrease in the quarter was primarily caused by slower demand in the technology sector as manufacturers adjusted production pipelines, as well as the delay of product launches in the food industry. Gross profit as a percent of revenue decreased to 32.2% and 32.9% for the three and nine months ended September 30, 2001, respectively. The decrease is due to higher energy costs, fewer new product introductions by our customers and product mix changes in our Flavors & Fragrances segment. Selling and administrative expenses of $34.3 million and $111.3 million during the three and nine months ended September 30, 2001 decreased 14.7% and 5.9%, from the same periods in 2000, respectively. Cost reduction programs announced in December 2000 and in April 2001, in addition to other cost saving opportunities; were responsible for the majority of the decrease. Operating income for the three months ended September 30, 2001 was $31.2 million, a decrease of 4.7% from 2000. For the nine months ended September 30, 2001, operating income decreased $12.5 million to $87.1 million.

        Interest expense for the three months ended September 30, 2001, decreased to $7.6 million from $8.6 million for the same period last year. For the nine months ended September 30, 2001, interest expense was $24.0 million, a decrease of 4.5%. The decrease is primarily due to the reduction of debt with the funds from the sale of substantially all of the assets of the Red Star Yeast business and a decrease in interest rates.

        The effective income tax rate on continuing operations was 33.5% and 27.9% for the three months ended September 30, 2001 and 2000, respectively. The effective rate was 28.7% and 26.7% for the nine months ended September 30, 2001 and 2000, respectively. The 2001 rate was reduced in the first and second quarters due to the expected settlement of certain tax liabilities and an adjustment of the valuation allowance due to the ability to utilize state net operating loss carryforwards. The effective rate was reduced in the third quarter of 2000 based on the anticipated sale of the Red Star Yeast business. For the nine months ended September 30, 2000, there was also a one-time benefit recorded in connection with the closing of the Dehydrated facility in Ireland. Without these one-time benefits, the effective tax rates would have been 32.9% for the quarter ended September 30, 2000; and 33.4% and 32.9% for the nine months ended September 30, 2001 and 2000, respectively.

        In the second quarter of 2001, the Company reduced its workforce by 200 people under the workforce reduction plan announced in April. This workforce reduction is in addition to the facilities consolidation plan announced in December 2000. As a result of the two programs, the Company has reduced its workforce by approximately 400. Annualized cost savings under the programs is expected to be approximately $20 million with approximately $10 million occurring in 2001.

        DISCONTINUED OPERATIONS

        On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. Total proceeds were approximately $113 million in cash, of which $4 million was received in August 2000. A gain from the sale of the business and its operating results through February 23, 2001 are included net of tax in a separate line item "Earnings from discontinued operations" on the statement of earnings. Cash proceeds received from the sale have primarily been used to pay down short-term debt and repurchase the Company's stock. In the third quarter of 2001 earnings from discontinued operations was $0.9 million. Current information and actual experience through September 30, 2001 caused a revision of the estimated gain.

        SEGMENT INFORMATION

        Flavors & Fragrances - The Flavors & Fragrances segment's gross revenue increased 2.6% to $134.9 million for the three months ended September 30, 2001. Operating income for the quarter was $20.7 million, an increase of 1.0% from the same period last year. In the current quarter, the Specialty Vegetables business reported double digit increases in revenue. However, increased energy costs, the negative effect of foreign currency exchange rates and a change in product mix lowered operating margins. For the nine months ended September 30, 2001, revenue increased 1.2% to $393.0 million. Operating income was $51.4 million compared to $62.6 million in the same period last year due to increased energy costs, negative foreign currency exchange rates and lower new product introductions by our customers.

        Color - Gross revenue for the Color segment was $64.7 million for the three months ended September 30, 2001, compared to $72.8 million in the prior year. Operating income decreased 13.9% to $15.4 million during the quarter. Slower demand in the technology sector as manufacturers adjust production pipelines, as well as the delay of new product introductions in the food industry were the primary causes of the decreased revenue and income. Revenue for the nine months ended September 30, 2001, decreased 8.4% to $200.1 million due to inventory reductions by our customers. Operating profit for the nine months ended September 30, 2001 decreased 5.4% to $50.3 million. The strengthening U.S. dollar in 2001 and divestiture of non-strategic parts of the Pointing acquisition in 2000 also attributed to the year-to-date decline in revenue and income.

        FINANCIAL CONDITION

        The consolidated condensed balance sheet as of December 31, 2000 has presented "Net assets held for sale" of the discontinued operation as a separate line item in current assets.

        The current ratio was 2.4 at September 30, 2001 compared with 1.9 at December 31, 2000. The increase is primarily the result of decreased short-term borrowings as the result of cash received from the sale of the Red Star Yeast business.

        Net cash provided by operating activities of continuing operations was $32.6 million for the nine months ended September 30, 2001, compared to $62.3 million for the nine months ended September 30, 2000. The decrease in cash provided by operating activities in 2001 was primarily due to reduced earnings, payments of income taxes, expenses related to the disposition of the Yeast business, build-up of inventories prior to the plant closures announced in December 2000 and other working capital changes. These inventories, built for the plant closures, will be reduced by the end of 2001. Also, the payment of severance costs from the facilities consolidation plan announced in December 2000 and the workforce reduction program announced in April 2001 reduced cash provided by operating activities. Net cash provided by operating activities of discontinued operations was $0.7 million for the nine months ended September 30, 2001 compared to $16.5 million for the nine months ended September 30, 2000. The cash provided by discontinued operations in 2001 includes the operating results of the Red Star Yeast business through the date of sale, February 23, 2001.

        Net cash provided by investing activities was $85.3 million for the nine months ended September 30, 2001 compared to net cash used in investing activities of $73.6 million for the nine months ended September 30, 2000. Net cash provided by investing activities during the first nine months of 2001 includes cash proceeds from the sale of the Red Star Yeast division of $108.5 million, which was partially offset by capital expenditures of $24.9 million. Cash used in investing activities during the first nine months ended September 30, 2000 includes cash paid for acquisitions of $44.2 million and capital expenditures of $40.8 million.

        Net cash used in financing activities was $119.4 million for the nine months ended September 30, 2001, compared with cash provided by financing activities of $0.4 million in the comparable period last year. Cash proceeds from the sale of the Red Star Yeast business were used to fund a net reduction in short-term borrowings of $74.6 million and treasury stock purchases of $34.3 million during the nine months ended September 30, 2001. The net borrowings in 2000 of $55.8 million were used primarily to fund acquisitions and treasury stock purchases. Dividends of $19.1 million and $19.6 million were paid during the nine months ended September 30, 2001 and 2000, respectively.

        The Company's financial position remains strong, enabling it to meet current cash requirements for operations, capital expansion programs and dividend payments to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the third quarter ended September 30, 2001. For additional information on market risk, refer to pages 25 and 26 of the Company's 2000 Annual Report.


        FORWARD-LOOKING INFORMATION

        This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition and capital expansion program; industry and economic factors related to the Company's domestic and international business; currency exchange rate fluctuations; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.  (See Exhibit Index following this report.)

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SENSIENT TECHNOLOGIES CORPORATION


Date:         November 3, 2001         By:  /s/  John L. Hammond
                                       ----------------------------------
                                       John L. Hammond, Vice President,
                                       Secretary and General Counsel






Date:         November 3, 2001         By:  /s/  Richard F. Hobbs
                                       ----------------------------------
                                       Richard F. Hobbs, Vice President
                                       and Chief Financial Officer

                        SENSIENT TECHNOLOGIES CORPORATION
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


Exhibit       Description                                        Filed Herewith       Incorporated by Reference From
------        -----------                                        --------------       ------------------------------
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