Form 10-K405
period 2001-12-31
SENSIENT TECHNOLOGIES CORP
filed 2002-03-28
CIK 310142

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001               Commission File Number 1-7626

                        Sensient Technologies Corporation

        WISCONSIN                                         39-0561070
(State of Incorporation)                     (IRS Employer Identification Number

                            777 EAST WISCONSIN AVENUE
                        MILWAUKEE, WISCONSIN 53202-5304
                                 (414) 271-6755

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                          NAME OF EXCHANGE
            -------------------                         ON WHICH REGISTERED
       Common Stock, $.10 par value                     -------------------
Associated Preferred Share Purchase Rights         New York Stock Exchange, Inc.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         There were 47,544,720 shares of Common Stock outstanding as of March 8, 2002. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 8, 2002, was $1,015,861,957. For purposes of this computation only, the Registrant's directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of: (1) the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001 (see Parts I, II and IV of this Form 10-K), and (2) the Company's Notice of Annual Meeting and Proxy Statement of the Company dated March 22, 2002 (see Part III of this Form 10-K).


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I

       Item 1.  Business .................................................................................  3
              General ....................................................................................  3
              Description of Business ....................................................................  4
              Flavors & Fragrances Group .................................................................  4
              Color Group ................................................................................  5
              Asia Pacific Division ......................................................................  6
              Research and Development/Quality Assurance .................................................  7
              Products and Application Activities ........................................................  7
              Raw Materials ..............................................................................  8
              Competition ................................................................................  8
              Foreign Operations .........................................................................  9
              Patents, Formulae and Trademarks ...........................................................  9
              Employees ..................................................................................  9
              Regulation .................................................................................  9
       Item 2.   Properties .............................................................................. 10
              Flavors & Fragrances Group ................................................................. 11
              Color Group ................................................................................ 11
              Asia Pacific ............................................................................... 11
       Item 3.   Legal Proceedings ....................................................................... 12
       Item 4.   Submission of Matters to a Vote of Security Holders ..................................... 12
       Executive Officers of the Registrant .............................................................. 12
PART II .................................................................................................. 13
       Item 5.   Market For The Registrant's Common Stock
                       and Related Stockholder Matters ................................................... 13
       Item 6.   Selected Financial Data ................................................................. 14
       Item 7.   Management's Discussion and Analysis of Financial ....................................... 14
                       Condition and Results of Operations
       Item 7A. Quantitative and Qualitative Disclosures About Market Risk ............................... 14
       Item 8.   Financial Statements and Supplementary Data ............................................. 14
       Item 9.   Disagreements on Accounting and Financial Disclosure .................................... 14
PART III ................................................................................................. 14
       Item 10.  Directors and Executive Officers of the Registrant ...................................... 14
       Item 11.  Executive Compensation .................................................................. 15
       Item 12.  Security Ownership of Certain Beneficial Owners and Management .......................... 15
       Item 13.  Certain Relationships and Related Transactions .......................................... 15
PART IV .................................................................................................. 16
       Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................... 16
       List of Financial Statements and Financial Statement Schedules
              Financial Statements ....................................................................... 16
              Financial Statement Schedules Form 10-K .................................................... 17
       Independent Auditors' Report ...................................................................... 17
       Schedule II ....................................................................................... 18
       Signatures ........................................................................................S-1
       Exhibits ..........................................................................................E-1


                                     PART I

Item 1. Business

General

         Sensient Technologies Corporation (NYSE: SXT), formerly known as Universal Foods Corporation (the "Company"), was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

         The Company is a leading global supplier of colors, flavors and fragrances. The Company uses sophisticated technologies at facilities around the world to develop unique formulations that bring life to its customers' products. The Company manufactures ink-jet inks, technical colors, chemicals for laser printing and flat screen displays, cosmetic and pharmaceutical additives, as well as colors and flavors for many of the world's best-known foods and beverages.

         The Company has recently completed three acquisitions that have significantly expanded its worldwide technical colors, dyes and ink-jet ink businesses as well as one acquisition that has expanded the Company's worldwide flavors business.

         On November 19, 2001, the Company announced the acquisition of Kimberly-Clark Printing Technology, Inc., now known as Formulabs, Inc. ("Formulabs"), a manufacturer of specialty inks for ink-jet and industrial applications with annual revenues of approximately $20 million. Formulabs manufactures and markets wide-format graphic inks, textile inks and other industrial inks, and has production facilities located in Escondido, California, Piqua, Ohio, and Tijuana, Mexico.

         On December 3, 2001, the Company announced the acquisition of the industrial dye business of Crompton Colors, Incorporated, with annual revenues of approximately $40 million. This business, which includes facilities located in Gibraltar, Pennsylvania, provides the Company with significant new capabilities in the manufacture and sale of technical dyes and colors for non-food applications.

         On January 10, 2002, the Company announced the acquisition of SynTec GmbH, a manufacturer of specialty dyes and chemicals based in Wolfen, Germany with annual revenues of less than $10 million.

         On March 25, 2002, the Company announced the acquisition of the flavors and essential oil operations of C. Melchers GmbH & Company, a supplier of flavors for coffees and teas, as well as essential oils, aroma chemicals and other formulations for flavor, cosmetic and fragrance applications. The acquired businesses, headquartered in Bremen, Germany, reported revenues of approximately $14 million in 2001.

         The Company completed the sale of substantially all of the assets of its former Red Star Yeast & Products Division on February 23, 2001. The Company received cash proceeds from this sale of approximately $113 million.

Description of Business

         The Company is a manufacturer and marketer of high-performance components that add distinct characteristics and functional advantages to a wide range of products. The Company's principal products include:

         . Flavors, flavor enhancers and bionutrients,

         . Fragrances and aroma chemicals,

         . Dehydrated vegetables and other food ingredients,

         . Natural and synthetic colors,

         . Cosmetic and pharmaceutical additives, and

         . Ink-jet inks and specialty dyes, pigments and chemicals.

         The Company's operations, except for the Asia Pacific Division, are managed on a products and services basis. The Company's two reportable segments are the Flavors & Fragrances Group and the Color Group. Financial information regarding the Company's two reportable segments is incorporated by reference to the information set forth on pages 33 and 34 of the Company's 2001 Annual Report to Shareholders under the heading "Segment and Geographic Information."

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

         The Flavors & Fragrances Group operates principally through the Company's subsidiaries, Sensient Flavors Inc. (formerly, Universal Flavor Corporation) and Rogers Foods, Inc. The Group's plants are located in California, Illinois, Indiana, Michigan, Ohio, Wisconsin, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

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

         Strategic acquisitions have expanded the Company's flavors and fragrances product lines and processing capabilities. In January 1998, the Company acquired Arancia Ingredientes Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients, improving access to the rapidly growing Latin American savory flavor market. In April 1998, the Company acquired a British savory and seasonings flavor manufacturer, DC Flavours Ltd., which further expanded the Company's technology and worldwide market presence and also gave the Company access to the snack food market, the fastest growing segment in Europe's food market. In May 1998, the acquisition of substantially all of the assets and business of the beverage business of German flavor manufacturer Sundi GmbH, with its emphasis on all-natural flavor ingredients, provided the Company with a point of entry into Germany, Europe's largest flavor market.

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

Color Group

         The Company believes that it is one of the world's largest producers of synthetic and natural colors, and that it is the world's leading manufacturer of certified food colors. The Company makes synthetic and natural colors for domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals.

         Operating through its Sensient Technical Colors business, the Company also makes ink-jet inks and other high purity organic dyes used in a wide variety of non-food applications.

         The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, and a complete range of synthetic and natural color products constitute the basis for its market leadership position. Strategic acquisitions continue to enhance product and process technology synergies, as well as increasing its international presence.

          The Color Group operates principally through the Company's subsidiary, Warner-Jenkinson Company, Inc., which has its principal manufacturing facilities in Missouri. Other Color Group facilities are located in New Jersey, California, Pennsylvania, Ohio, Canada, Mexico, France, Germany, Italy and the
United Kingdom.

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

         In February 1999, the Company expanded its cosmetics business through the purchase of Les Colorants Wackherr, a Paris, France-based producer of colors for major cosmetics houses throughout Europe, Asia and North America. Also in February 1999, the Company further developed its natural colors offerings by acquiring certain assets of Quimica Universal, a Peruvian producer of carminic acid and annatto, natural colors used in food and other applications. The Company acquired Pointing Holdings Limited, a manufacturer of food colors located in the United Kingdom, in April 1999. The Pointing international color business significantly strengthened the Company's worldwide color capabilities. In August 1999, the Company acquired certain assets of Nino Fornaciari fu Riccardo SNC, an Italian producer of natural colors for the food and beverage industries.

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

         The Company became a supplier of ink-jet inks for the ink-jet printer market with the acquisition of Tricon Colors in 1997. Also in 1997, the Company strengthened its presence in Latin America by acquiring certain assets of the food color business of Pyosa, S.A. de C.V., located in Monterrey, Mexico.

Asia Pacific Division

         The Asia Pacific Division focuses on marketing the Company's diverse product line in the Pacific Rim under one name. Through its Sensient Asia Pacific Division, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions are managed through the Asia Pacific Division's headquarters in Singapore. Manufacturing operations are located in Australia, China, New
Zealand and the Philippines.

         In 2001, the Asia Pacific Division incorporated Sensient India Private Limited and opened a new sales office in Mumbai, India. Additional sales offices are located in Australia, China, Hong Kong, Japan and Thailand.

Research and Development/Quality Assurance

         The development of specialized products and services is a complex technical process calling upon the combined knowledge and talents of the Company's research, development and quality assurance personnel. The Company believes that its competitive advantage lies in its ability to work with its customers to develop and deliver high-performance products that address the distinct needs.

         The Company's research, development and quality assurance personnel make significant contributions toward improving existing products and developing new products tailored to customer needs, while providing on-going technical support and know-how to the Company's manufacturing activities. As of December 31, 2001, the Company employed approximately 258 people in research, development and quality assurance.

         Expenditures for research and development related to continuing operations in calendar year 2001 were $16,705,000, compared with $18,294,000 in the year ended December 31, 2000, and $18,245,000 in the year ended December 31, 1999.

         As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification to the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Sites currently certified include Sensient Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada and France and Sensient Color Group plants in the United States, Mexico and the United Kingdom.

Products and Application Activities

         The Company's strategic focus is on the manufacture and marketing of high-performance components that bring life to products. Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers' numerous new and reformulated products. Many of the proprietary processes and formulae developed by the Company are maintained as trade secrets and under secrecy agreements with customers.

         Lower calorie ingredients and sweeteners for dairy, food and beverage applications are subjects of development activity for the Flavors & Fragrances Group. Formulations for functional and textured beverages and flavors for snack and main meal items offer opportunities as well. Development of savory flavors accelerated with the integration of the Company's BioProducts Division in 1998 and the Dehydrated Products Division in 2000. The development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

         The natural food color market is an important target for the Color Group. The acquisitions of Reggiana, Forniciari and Dr. Marcus (as discussed above) have provided new technologies in the extraction and purification of natural colors and have enabled rapid growth in the beverage, dairy and snack food segments. Recent expansion of the Color Group's purification technology will also open further opportunities in the ink-jet market.

Raw Materials

         The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are primarily obtained from local vendors. Flavor enhancers and secondary flavors are produced from yeast and vegetable materials such as corn and soybean. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.

         The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

Competition

         All Company products are sold in highly competitive markets. While no single factor is determinative, the Company's competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support. Because of its highly differentiated products, the Company competes with only a few companies across multiple product lines, and is more likely to encounter competition specific to an individual product.

..    Flavors and Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company's customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single company in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well competitors in other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

..    Color. Competition in the color market is diverse, with the majority of the
     Company's competitors specializing in either synthetic dyes or natural colors. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of ink-jet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against two main domestic competitors in supplying ink-jet inks and believes it gains an advantage as a low cost, high quality supplier.

..    Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Division, the Company is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

         The information appearing under the heading "Geographic Information" in
Note 11 to the Consolidated Financial Statements of the Company, which appears on page 34 of the Company's 2001 Annual Report, is incorporated herein by reference.

Patents, Formulae and Trademarks

         The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.

Employees

         As of December 31, 2001, the Company employed 3,454 persons worldwide.

Regulation

         Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company's operations for the year covered by this report. Compliance is not expected to have a material adverse effect in the succeeding two years as well. The production, packaging, labeling and distribution of certain of the products of the Company are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration.

Item 2. Properties

         The locations and the nature of the primary production operations of the Company are as follows:

Flavors & Fragrances Group:

United States

         Amboy, IL: Ingredients and flavors
         Greenfield, CA: Dehydrated products
         Fairfield, OH: Flavors
         Harbor Beach, MI: Flavors and flavor enhancers
         Indianapolis, IN: Flavors
         Juneau, WI: Flavor enhancers and extracts
         Livingston, CA: Dehydrated products
         Turlock, CA: Dehydrated products

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

France

         Marchais: Dehydrated products
         Strasbourg: Flavor enhancers and extracts

Germany

         Bremen (two plants): Flavors, flavored products and essential oils

Great Britain

         Bletchley: Flavors and extracts
         Lampeter (Wales): Flavors and flavor enhancers

Italy
         Milan: Flavors

Mexico

         Celaya:  Flavor enhancers and extracts
         Tijuana: Inks
         Tlalnepantla: Ingredients and flavors

Netherlands

         Elburg: Dehydrated products

Spain

         Granada: Fragrances and aromatic chemicals

Color Group:

United States

         Elmwood Park, NJ (two plants):
               Colors/dyes and ink-jet products
         Escondido, CA: Ink-jet products and specialty inks
         Gibraltar, PA: Technical dyes for non-food applications
         High Ridge, MO: Natural and synthetic colors
         Piqua, OH: Specialty inks South Plainfield, NJ (two plants):
              Cosmetic/pharmaceutical colors
         St. Louis, MO: Natural and synthetic colors

Canada

         Kingston, Ontario: Synthetic and natural colors

France

         Saint Ouen L'Aumone: Cosmetic colors

Germany

         Geesthacht: Natural colors
         Wolfen: Specialty dyes and chemicals

Great Britain

         King's Lynn: Natural and synthetic colors and dyes

Italy

         Reggio Emilia (two plants):
              Natural colors

Mexico

         Lerma:   Synthetic and natural colors
         Tijuana: Specialty inks

Asia Pacific:

Australia

         Keysborough, Victoria:
         Colors and flavors

China

         Guangzhou: Colors and flavors

New Zealand

         Mt. Wellington: Flavors

Philippines

         Pasig City/Manila: Flavors and color blending

None of these properties is held subject to any material encumbrance.

Item 3. Legal Proceedings

         The Company is a party to various legal proceedings related to its business. The Company believes that adverse decisions in these proceedings would not, individually or in the aggregate, subject the Company to damages of a material amount.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the Registrant

         The executive officers of the Company and their ages as of March 1, 2002 are as follows:

       Name                   Age                     Position
       ----                   ---                     --------

Kenneth P. Manning             60     Chairman, President and Chief Executive Officer
Richard Carney                 52     Vice President - Human Resources
Steven O. Cordier              46     Vice President - Administration
John L. Hammond                55     Vice President, Secretary and General Counsel
Richard F. Hobbs               54     Vice President, Chief Financial Officer & Treasurer
Johannes Kleppers              45     President - Flavors & Fragrances
Jack H. Koberstine             45     President - Dehydrated Products
Richard J. Malin               35     Assistant Treasurer
John R. Mudd                   46     President - Color
Ralph G. Pickles               55     President - Asia Pacific
Stephen J. Rolfs               37     Vice President, Controller & Chief Accounting Officer
Jorge E. Slater                54     Vice President, South America and Marketing
Dr. Ho-Seung Yang              54     Vice President, Technologies

         The Company has employed all of the individuals named above for at least the past five years, except Messrs. Hammond, Kleppers, Koberstine, Mudd, Rolfs and Yang.

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

         Mr. Kleppers joined the Company in June 2000 as General Manager of the Company's United Kingdom flavors business. In January 2001, Mr. Kleppers became General Manager of the Company's European flavors and fragrances business, and in September 2001, Mr. Kleppers was appointed as President of the Company's

Flavors & Fragrances Group. Prior to joining the Company, Mr. Kleppers had been Vice President, Flavors and Fragrances Europe, for Bush Boake Allen Ltd. since January 1996.

         Mr. Koberstine joined the Company in 1998 as Vice President/General Manager of the Dairy and Food Ingredients business of the Company's Flavor Division. In April 2000, Mr. Koberstine became President of the Company's Red Star Yeast & Products Division, and in February 2001, he became Vice President, Marketing. In April 2001, he became President of the Company's Dehydrated Products business. Prior to joining the Company, Mr. Koberstine was employed by Hercules, Inc. for 16 years, with his final assignment as Director of Sales and Marketing, North America, for that company's food ingredients business.

         Mr. Mudd re-joined the Company in January 2000 and became President of the Company's Color Division in February 2000. Mr. Mudd served as President of Monarch Food Colors from May 1993 until the Company acquired that business in January 2000. Prior to his service with Monarch Food Colors, Mr. Mudd was employed by the Company for approximately 12 years.

         Mr. Rolfs joined the Company as Manager-Corporate Development in 1997. In December 2001 he was appointed Vice President, Chief Accounting Officer and Controller. He had served as the Company's Vice President-Treasurer since September 2000 and, prior to that, as its Vice President-Corporate Development since June 2000. Prior to joining the Company, Mr. Rolfs was employed by Brown-Forman Corporation, a beverage and consumer products company, from 1993 to 1997, initially as a Financial Analyst and then as Assistant Vice President. Prior to that, Mr. Rolfs worked for the public accounting firm of Ernst & Young LLP from 1986 to 1991.

         Dr. Yang re-joined the Company and was elected Vice President - Technologies in January 1998. From 1990 to 1998, Dr. Yang was employed by SK Chemicals in Seoul, Korea, where he held the positions of managing director of corporate planning and development, managing director, group chairman's office and director, life science and development. Prior to his service with SK Chemicals, Dr. Yang was the Company's Director of Research from 1987 to 1989.

                                     PART II

Item 5. Market For The Registrant's Common Stock and Related Stockholder Matters

         The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2000 and 2001 appearing under "Common Stock Prices and Dividends" on page 38 of the 2001 Annual Report to Shareholders are incorporated by reference. In fiscal 2001, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

         On February 10, 2000, the Board of Directors established a share repurchase program that authorizes the Company to repurchase up to five million shares of the Company's common stock. As of March 8, 2002, 3,941,400 shares had been repurchased under this program. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of March 8, 2002, no shares had been repurchased under this authorization.

         On June 25, 1998, the Board of Directors of the Company adopted a preferred stock shareholder rights plan which is described in Note 6 to the Consolidated Financial Statements - "Shareholders' Equity" on page 30 of the 2001 Annual Report to Shareholders, which is incorporated by reference.

         The number of shareholders of record on February 28, 2002 was 4,593.

Item 6. Selected Financial Data

         The selected financial data required by this item is incorporated by reference from the "Five Year Review" and the notes thereto on page 37 of the 2001 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is set forth under "Management's Analysis of Operations and Financial Condition" on pages 16 through 21 of the 2001 Annual Report to Shareholders and is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is set forth under "Market Risk Factors" on pages 19 and 20 of the 2001 Annual Report to Shareholders and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data required by this item are set forth on pages 22 through 36 of the 2001 Annual Report to Shareholders and are incorporated by reference.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding directors and officers appearing under "Election of Directors" (ending at "Committees of the Board of Directors") and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages three through five and page 18, respectively, of the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 22, 2002 ("Proxy Statement"), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above.

Item 11. Executive Compensation

         Information relating to compensation of directors and officers is incorporated by reference from "Director Compensation and Benefits" on page seven of the Proxy Statement and "Executive Compensation" on pages 14 through 18 of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company's Board of Directors is incorporated by reference from the third paragraph on page six of the Proxy Statement under the heading "Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The discussion of securities ownership of certain beneficial owners and management appearing under "Principal Shareholders" on pages ten and 11 of the Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         There are no family relationships between any of the directors, nominees for director and officers of the Company nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period January 1, 2001 through December 31, 2001, or in any such proposed transaction. In the ordinary course of business, the Company engages in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed:

         1. and 2:         Financial Statements and Financial Statement
                           Schedules. See below for "List of Financial
                           Statements and Financial Statement Schedules."

         3. Exhibits:      See Exhibit Index following this report.
                           With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are filed herewith because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

         (b) Reports on Form 8-K:

                           A report on Form 8-K was filed on December 14, 2001 reporting the issuance of approximately $150 million of new debt through a private placement.

List of Financial Statements and Financial Statement Schedules

                                                                                                          Page Reference in
1.       Financial Statements                                                                             2001 Annual Report
                                                                                                            To Shareholders
                                                                                                            ---------------

     The following consolidated financial statements of Sensient Technologies
     Corporation and subsidiaries are incorporated by reference from the Annual
     Report to Shareholders for the year ended December 31, 2001:
     Independent Auditors Report                                                                                   36

     Consolidated Balance Sheets-December 31, 2001 and 2000                                                        23

     Consolidated Statements of Earnings - Years ended December 31, 2001, 2000 and 1999                            22

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999                24

     Consolidated Statements of Cash Flows-Years ended December 31, 2001, 2000 and 1999                            25

     Notes to Consolidated Financial Statements                                                                    26-35

                                                                                                          Page Reference in
2.  Financial Statement Schedules Form 10-K                                                                    Form 10-K
                                                                                                               ---------
     Independent Auditors' Report                                                                                  17

     Schedule II - Valuation and Qualifying Accounts and Reserves                                                  18

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Independent Auditors' Report

To the Shareholders and Board of Directors of Sensient Technologies Corporation:

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 14, 2002, which report includes an explanatory paragraph as to the change in accounting in 2000 of amortizing unrecognized net gains and losses related to the Company's obligation for post-retirement benefits. Such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sensient Technologies Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 14, 2002

                                   SCHEDULE II

               SENSIENT TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Valuation Accounts Deducted in the Balance                      Additions
-------------------------------------------    Balance at       Charged to
Sheet From the Assets To                       Beginning of     Costs and         Additions                            Balance At
------------------------------------------                                        Recorded During                      End of
Which They Apply                               Period           Expenses          Acquisitions      Deductions(A)      Period
----------------                               ------           --------          ------------      -------------      ------
1999

Allowance for Losses:                          $ 4,911          $   283           $  ---            $ 1,143            $ 4,051
    Trade accounts receivable

2000

Allowance for losses:                          $ 4,051          $   826           $  ---            $ 2,029            $ 2,848
    Trade accounts receivable

2001

Allowance for losses:                          $ 2,848          $   782           $ 1,049           $   619            $ 4,060
    Trade accounts receivable

(A) Accounts written off, less recoveries and reclassification of net assets held for sale in 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENSIENT TECHNOLOGIES CORPORATION

                                 By: /s/ John L. Hammond
                                     -------------------
                                     John L. Hammond
                                     Vice President, Secretary & General Counsel

Dated: March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 28, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Kenneth P. Manning                                  /s/ James A.D. Croft
---------------------                                  --------------------
Kenneth P. Manning                                     James A.D. Croft
Chairman of the Board, President and                   Director
Chief Executive Officer

                                                       /s/ Alberto Fernandez
/s/ Richard F. Hobbs                                   ---------------------
--------------------                                   Alberto Fernandez
Richard F. Hobbs                                       Director
Vice President, Chief Financial Officer and
Treasurer
                                                       /s/ James L. Forbes
                                                       -------------------
/s/ Richard A. Abdoo                                   James L. Forbes
--------------------                                   Director
Richard A. Abdoo
Director
                                                       /s/ William V. Hickey
                                                       ---------------------
/s/ Michael E. Batten                                  William V. Hickey
---------------------                                  Director
Michael E. Batten
Director
                                                       /s/ Essie Whitelaw
                                                       ------------------
/s/ John F. Bergstrom                                  Essie Whitelaw
---------------------                                  Director
John F. Bergstrom
Director

/s/ Fergus M. Clydesdale
------------------------
Dr. Fergus M. Clydesdale
Director

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                         2001 ANNUAL REPORT ON FORM 10-K



Exhibit                                                         Incorporated by                                         Filed
Number          Description                                     Reference From                                          Herewith
------          -----------                                     --------------                                          --------

3.1             Amended and Restated Articles of                Exhibit 3.1 to Quarterly Report on Form 10-Q for the
                Incorporation  adopted January 21, 1999 as      quarter ended March 31, 2001
                amended as of April 26, 2001                    (Commission File No.1-7626)




3.2             By-Laws of Sensient Technologies Corporation    Exhibit 3.1 to Quarterly Report on Form 10-Q for the
                                                                quarter ended March 31, 2001
                                                                (Commission File No.1-7626)




4.1             Rights Agreement, dated as of August            Exhibit 1.1 to Registration Statement on
                6, 1998 between Registrant and Firstar          Form 8-A dated July 20, 1998
                Trust Company                                   (Commission File No. 1-7626)




4.1(1)          Amendment dated as of November 6, 2000          Exhibit 4.1 to Quarterly Report on Form 10-Q for the
                to the Rights Agreement dated as of             quarter ended September 30, 2000
                August 6, 1998, between Registrant and          (Commission File No. 1-7626)
                Wells Fargo Bank Minnesota, N.A. (as
                Successor to Firstar Trust Company), as
                Rights Agent




4.2             Indenture dated as of November 9, 1998          Exhibit 4.1 to Registration Statement on Form S-3
                between Registrant and The First National       dated November 9, 1998
                Bank of Chicago, as Trustee                     (Commission File No. 333-67015)



4.3             Note Purchase Agreement dated as of November                                                            X
                29, 2001, between the Registrant and Various
                Lenders


10              Material Contracts


10.1            Management Contracts or Compensatory
                Plans


10.1(a)         Executive Employment Contract                   Exhibit 10.2(a) to Annual Report on Form 10-K
                between Registrant and Kenneth P. Manning       for the fiscal year ended September 30, 1999
                dated November 11, 1999                         (Commission File No. 1-7626)

                       SENSIENT TECHNOLOGIES CORPORATION
                                 EXHIBIT INDEX
                        2001 ANNUAL REPORT ON FORM 10-K





Exhibit                                                         Incorporated by                                         Filed
Number          Description                                     Reference From                                          Herewith
------          -----------                                     --------------                                          --------

10.1(b)         Form of Amended and Restated Change of                                                                       X
                Control Employment and Severance Agreement
                for Executive Officers





10.1(c)         1985 Stock Plan for Executive                   Exhibit 10.2(c) to Annual Report on Form 10-K
                Employees                                       for the fiscal year ended September 30, 1998
                                                                (Commission File No. 1-7626)


10.1(d)         Universal Foods Corporation 1990                Exhibit 10.2(d) to Annual Report on
                Employee Stock Plan, as amended                 Form 10-K for the fiscal year ended
                September 10, 1998                              September 30, 1998 (Commission File No. 1-7626)




10.1(d)(1)      Amendment of 1990 Employee Stock Plan           Exhibit 10.1(d)(1) to Annual Report on Form 10-K for
                dated as of November 6, 2000                    the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10.1(e)         Universal Foods Corporation 1994                Exhibit 10.2(f) Annual Report on Form 10-K for the
                Employee Stock Plan, as amended                 fiscal year ended September 30, 1998
                September 10, 1998                              (Commission File No. 1-7626)




10.1(e)(1)      Amendment of 1994 Employee Stock Plan dated     Exhibit 10.1(e)(1) to Annual Report on Form 10-K for
                as of November 6, 2000                          the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10.1(f)         Universal Foods Corporation 1998                Exhibit 10.2(h) to Annual Report on Form 10-K for the
                Stock Option Plan, as amended                   fiscal year ended September 30, 1998
                September 10, 1998                              (Commission File No. 1-7626)




10.1(f)(1)      Amendment of 1998 Employee Stock Plan           Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the
                dated as of November 6, 2000                    fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)



10.1(g)         1999 Non-Employee Director Stock                Appendix A to Definitive Proxy Statement filed
                Option Plan                                     on Schedule 14A on December 17, 1999.
                                                                (Commission File No. 1-7626)

                       SENSIENT TECHNOLOGIES CORPORATION
                                 EXHIBIT INDEX
                        2001 ANNUAL REPORT ON FORM 10-K






Exhibit                                                         Incorporated by                                         Filed
Number          Description                                     Reference From                                          Herewith
------          -----------                                     --------------                                          --------


10.1(g)(1)      Amendment of 1999 Non-Employee Director Stock   Exhibit 10.1(g)(1) to Annual Report on Form 10-K for
                Option Plan dated as of November 6, 2000        the fiscal year ended December 31, 2000 (Commission
                                                                File No. 1-7626)


10.1(h)         Amended and Restated Directors                  Appendix B to Definitive Proxy Statement filed
                Deferred Compensation Plan                      on Schedule 14A on December 17, 1999
                                                                (Commission File No. 1-7626)


10.1(h)(1)      Amendment No. 1 to the Directors Deferred       Exhibit 10.1(h)(1) to Annual Report on Form 10-K for
                Compensation Plan dated December 12, 2000       the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10. 1(i)        Management Income Deferral Plan,                Exhibit 10.2(k) to Annual Report on Form 10-K for the
                including Amendment No. 1 thereto               fiscal year ended September 30, 1998
                dated September 10, 1998                        (Commission File No. 1-7626)


10.1(i)(1)      Amendment No. 2 to Management Income Deferral   Exhibit 10.1(i)(1) to Annual Report on Form 10-K for
                Plan dated June 15, 2000                        the fiscal year ended December 31, 2000 (Commission
                                                                File No. 1-7626)


10.1 (i)(2)     Amendment No. 3 to Management Income Deferral   Exhibit 10.1(i)(2) to Annual Report on Form 10-K for
                Plan dated December 12, 2000                    the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10.1(j)         Executive Income Deferral Plan, including       Exhibit 10.2 (1) to Annual Report on Form 10-K for
                Amendment No. 1 thereto dated September 10,     the fiscal year ended September 30, 1998
                1998                                            (Commission File No. 1-7626)


10.1(j)(1)      Amendment No. 2 to Executive Income Deferral    Exhibit 10.1(j)(1) to Annual Report on Form 10-K for
                Plan dated June 15, 2000                        the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10.1(j)(2)      Amendment No. 3 to the Executive Income         Exhibit 10.1(j)(2) to Annual Report on Form 10-K for
                Deferral Plan Dated December 12, 2000           the fiscal year ended December 31, 2000
                                                                (Commission File No- 1-7626)

10. 1(k)        Amended and Restated Sensient Technologies                                                              X
                Corporation Rabbi Trust "A" Agreement  dated
                March 1, 2002 between the Registrant and
                Marshall & Ilsley Trust Company




                       SENSIENT TECHNOLOGIES CORPORATION
                                 EXHIBIT INDEX
                        2001 ANNUAL REPORT ON FORM 10-K






Exhibit                                                         Incorporated by                                         Filed
Number          Description                                     Reference From                                          Herewith
------          -----------                                     --------------                                          --------


10.1(l)         Trust Agreement, including Changes upon         Exhibit 10.2(p) to Annual Report on
                Appointment of Successor Trustee dated as of    Form 10-K for the fiscal year ended
                February 1, 1998 between Registrant and         September 30, 1998 (Commission File No. 1-7626)
                Firstar Bank, Milwaukee, N.A. ("Rabbi Trust
                B")


10.1(m)(1)      Amendment No. 1 to Rabbi Trust B                Exhibit 10.1(m)(1) to Annual Report on Form 10-K for
                dated January 1, 2000 between Registrant and    the fiscal year ended December 31, 2000
                Marshall & Ilsley Trust Company                 (Commission File No- 1-7626)



10.1(m)(2)      Changes upon Appointment of Successor Trustee   Exhibit 10.1(m)(2) to Annual Report on Form 10-K for
                for Rabbi Trust B dated as of                   the fiscal year ended December 31, 2000
                January 1, 2000                                 (Commission File No. 1-7626)


10.1(n)         Trust Agreement, including Changes upon         Exhibit 10.2(q) to Annual Report on Form 10-K for the
                Appointment of Successor Trustee, dated as of   fiscal year ended September 30, 1998
                February 1, 1998 between Registrant and         (Commission File No. 1-7626)
                Firstar Bank, Milwaukee N.A.
                ("Rabbi Trust C")


10.1(n)(1)      Amendment No. 1 to Rabbi Trust C dated as of    Exhibit 10.1(n)(1) to Annual Report on Form 10-K for
                January 1, 2001 between Registrant and          the fiscal year ended December 31, 2000
                Marshall & Ilsley Trust Company                 (Commission File No. 1-7626)


10.1(n)(2)      Changes upon Appointment of Successor Trustee   Exhibit 10.1(n)(2) to Annual Report on Form 10-K for
                for Rabbi Trust C dated as of                   the fiscal year ended December 31, 2000
                January 1, 2001                                 (Commission File No. 1-7626)


10.1(o)         Incentive Compensation Plan for Elected         Appendix C to Definitive Proxy Statement filed
                Corporate Officers                              on Schedule 14A on December 17, 1999
                                                                (Commission File No. 1-7626)


10.1(o)(1)      Amendment No. 1 to the Incentive Compensation   Exhibit 10.1(o)(1) to Annual Report on Form 10-K for
                Plan for Elected Corporate Officers dated       the fiscal year ended December 31, 2000
                December 12, 2000                               (Commission File No. 1-7626)


10.1(p)         Form of Management Incentive Plan for           Exhibit 10.2 (s) to Annual Report on Form 10-K for
                Division Presidents                             the fiscal year ended September 30, 1998
                                                                (Commission File No. 1-7626)


                       SENSIENT TECHNOLOGIES CORPORATION
                                 EXHIBIT INDEX
                        2001 ANNUAL REPORT ON FORM 10-K






Exhibit                                                         Incorporated by                                         Filed
Number          Description                                     Reference From                                          Herewith
------          -----------                                     --------------                                          --------


10.1(p)(1)      Amendment No. 1 to the Management Incentive     Exhibit 10.1(p)(1) to Annual Report on Form 10-K for
                Plan for Division Presidents dated December     the fiscal year ended December 31, 2000
                12, 2000                                        (Commission File No. 1-7626)


10.1(q)         Form of Management Incentive Plan for           Exhibit 10.2(t) to Annual Report on
                Corporate Management                            Form 10-K for the fiscal year ended
                                                                September 30, 1998 (Commission File No. 1-7626)


10.1(q)1)       Amendment No. 1 to Management Incentive Plan    Exhibit 10.1(q)(1) to Annual Report on Form 10-K for
                for Corporate Management dated December 12,     the fiscal year ended December 31, 2000
                2000                                            (Commission File No. 1-7626)


10.1(r)         Form of Management Incentive Plan for           Exhibit 10.2(u) to Annual Report on
                Division Management                             Form 10-K for the fiscal year ended
                                                                September 30, 1998 (Commission File No. 1-7626)


10.1(r)(1)      Amendment No. 1 to Management Incentive Plan    Exhibit 10.1(r)(1) to Annual Report on Form 10-K for
                for Division Management dated                   the fiscal year ended December 31, 2000
                December 12, 2000                               (Commission File No. 1-7626)


10.1(s)         Form of Agreement for Executive Officers                                                                X
                (Supplemental Executive Retirement Plan A)

10.1(t)         Form of Agreement for Executive Officers                                                                X
                (Supplemental Executive Retirement Plan B)


10.1(u)         Universal Foods Corporation Supplemental        Exhibit 10.2(w) to Annual Report on Form 10-K for the
                Benefit Plan, including Amendment No. 1         fiscal year ended September 30, 1998
                thereto dated September 10, 1998                (Commission File No. 1-7626)


10.1(u)(1)      Amendment No. 2 to Supplemental Benefit Plan    Exhibit 10.1(u)(1) to Annual Report on Form 10-K for
                dated December 12, 2000                         the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10.1(v)         Universal Foods Corporation Transition          Exhibit 10.2(x) to Annual Report on Form 10-K for the
                Retirement Plan, including Amendment No. 1      fiscal year ended September 30, 1998
                thereto, dated September 10, 1998               (Commission File No. 1-7626)


                       SENSIENT TECHNOLOGIES CORPORATION
                                 EXHIBIT INDEX
                        2001 ANNUAL REPORT ON FORM 10-K






Exhibit                                                         Incorporated by                                         Filed
Number          Description                                     Reference From                                          Herewith
------          -----------                                     --------------                                          --------


10.1(v)(1)      Amendment No. 2 to the Transition Retirement    Exhibit 10.1(v)(1) to Annual Report on form 10-K for
                Plan dated December 12, 2000                    the fiscal year ended December 31, 2000
                                                                (Commission File No. 1-7626)


10.1(w)         Sensient Technologies Corporation 2002                                                                  X
                Non-Employee Directors Stock Plan


13.1            Portions of Annual Report to Shareholders                                                               X
                for the year ending December 31, 2001
                that are incorporated by reference


21              Subsidiaries of the Registrant                                                                          X


23              Consent of Deloitte & Touche LLP                                                                        X


99              Notice of Annual Meeting and Proxy              Filed on Schedule 14A
                Statement dated March 22, 2002. Except to the   dated March 22, 2002
                extent specifically incorporated by reference   (Commission File No. 1-7626).
                herein, the Proxy Statement shall not be
                deemed to be filed with the Securities and
                Exchange Commission as part of this Annual
                Report on Form 10-K.

