Form 10-Q
period 2002-03-31
SENSIENT TECHNOLOGIES CORP
filed 2002-05-14
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 2002
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number: 1-7626
                                                 ------



                        SENSIENT TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                                        39-0561070
-------------------------------                  ----------
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
            -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


                 Class                                               Outstanding at April 30, 2002
-----------------------------------------                            -----------------------------
Common Stock, par value $0.10 per share                                    47,730,913 shares


================================================================================

                             SENSIENT TECHNOLOGIES CORPORATION
                                           INDEX





                                                                                        Page No.
                                                                                        --------
        PART I. FINANCIAL INFORMATION:

               Item 1.  Financial Statements:
                        Consolidated Condensed Balance Sheets
                        - March 31, 2002 and December 31, 2001.                              1

                        Consolidated Condensed Statements of Earnings
                        - Three Months Ended March 31, 2002 and 2001.                        2

                        Consolidated Condensed Statements of Cash Flows
                        - Three Months Ended March 31, 2002 and 2001.                        3

                        Notes to Consolidated Condensed Financial Statements.                4

               Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.                                           7

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          8


        PART II. OTHER INFORMATION:

               Item 4.  Submission of Matters to a Vote of Security Holders.                 9

               Item 6.  Exhibits and Reports on Form 8-K.                                    9

               Signatures.                                                                  10

               Exhibit Index.                                                               11

                                     PART I

                              FINANCIAL INFORMATION

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                     March 31,           December 31,
                                                                       2002                  2001
                                                                   -------------         ------------
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $       51            $    2,317
     Trade accounts receivable, net                                   146,824               134,626
     Inventories                                                      237,301               240,955
     Prepaid expenses and other current assets                         34,188                37,324
                                                                   ----------            ----------

           TOTAL CURRENT ASSETS                                       418,364               415,222
                                                                   ----------            ----------
OTHER ASSETS                                                           72,748                72,124
INTANGIBLES, NET                                                      338,101               305,174

PROPERTY, PLANT AND EQUIPMENT:
     Cost:
       Land and buildings                                             174,713               169,491
       Machinery and equipment                                        408,184               410,370
                                                                   ----------            ----------
                                                                      582,897               579,861
     Less accumulated depreciation                                    269,320               267,561
                                                                   ----------            ----------
                                                                      313,577               312,300
                                                                   ----------            ----------

TOTAL ASSETS                                                       $1,142,790            $1,104,820
                                                                   ==========            ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                         $   49,062            $   26,672
     Accounts payable and accrued expenses                             95,255                95,897
     Salaries, wages and withholdings from employees                    8,248                10,164
     Income taxes                                                      17,532                17,661
     Current maturities of long-term debt                              41,737                41,794
                                                                   ----------            ----------

           TOTAL CURRENT LIABILITIES                                  211,834               192,188

DEFERRED INCOME TAXES                                                  18,150                18,071

OTHER DEFERRED LIABILITIES                                             21,472                21,718

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                  18,792                18,890

LONG-TERM DEBT                                                        427,223               423,137

SHAREHOLDERS' EQUITY:
     Common stock                                                       5,396                 5,396
     Additional paid-in capital                                        72,284                72,493
     Earnings reinvested in the business                              577,032               566,374
     Treasury stock, at cost                                         (128,698)             (132,355)
     Unearned portion of restricted stock                              (2,452)               (2,623)
     Accumulated other comprehensive income (loss)                    (78,243)              (78,469)
                                                                   ----------            ----------

           TOTAL SHAREHOLDERS' EQUITY                                 445,319               430,816
                                                                   ----------            ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,142,790            $1,104,820
                                                                   ==========            ==========




See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                    Three Months
                                                   Ended March 31,
                                                   ---------------

                                                   2002        2001
                                                   ----        ----

Revenue                                         $213,123      $195,693

Cost of products sold                            142,526       132,793

Selling and administrative expenses               38,062        38,282
                                                --------      --------

Operating income                                  32,535        24,618

Interest expense                                   7,616         8,822
                                                --------      --------

Earnings from continuing operations
    before income taxes                           24,919        15,796

Income taxes                                       7,974         4,792
                                                --------      --------

Earnings from continuing operations               16,945        11,004

Earnings from discontinued operations                -           7,780
                                                --------      --------

Net earnings                                    $ 16,945      $ 18,784
                                                ========      ========

Average number of common shares outstanding:
       Basic                                      47,344        48,220
                                                  ======        ======

       Diluted                                    47,670        48,643
                                                  ======        ======

Basic earnings per share:

       Continuing operations                      $  .36        $  .23

       Discontinued operations                       -             .16
                                                  ------        ------

       Net earnings                               $  .36        $  .39
                                                  ======        ======

Diluted earnings per share:

       Continuing operations                      $  .36        $  .23

       Discontinued operations                       -             .16
                                                  ------        ------

       Net earnings                               $  .36        $  .39
                                                  ======        ======

Dividends per common share                       $ .1325       $ .1325
                                                 =======       =======



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                             Three Months Ended
                                                                                   March 31,
                                                                          ------------------------
                                                                          2002                2001
                                                                          ----                ----
Net cash provided by operating activities of continuing operations      $ 23,371           $  1,699
Net cash provided by operating activities of discontinued operations           -                707
                                                                        --------           --------

Net cash provided by operating activities                                 23,371              2,406
                                                                        --------           --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                           (5,099)            (7,172)
   Acquisition of businesses - net of cash acquired                      (43,374)                 -
   Proceeds from sale of assets                                            3,492            108,738
   Decrease (increase) in other assets                                        26               (704)
                                                                        --------           --------

Net cash (used in) provided by investing activities                      (44,955)           100,862
                                                                        --------           --------

Cash flows from financing activities:
   Proceeds from additional borrowings                                    22,554             93,067
   Reduction in debt                                                        (313)          (172,726)
   Purchase of treasury stock                                                  -            (26,074)
   Dividends paid                                                         (6,286)            (6,435)
   Proceeds from options exercised and other                               3,447              8,432
                                                                        --------           --------

Net cash provided by (used in) financing activities                       19,402           (103,736)
                                                                        --------           --------

Effect of exchange rate changes on cash and cash equivalents                 (84)              (153)
                                                                        --------           --------
Net decrease in cash and cash equivalents                                 (2,266)              (621)
Cash and cash equivalents at beginning of period                           2,317              3,217
                                                                        --------           --------

Cash and cash equivalents at end of period                              $     51           $  2,596
                                                                        ========           ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                           $  3,069           $  6,210
     Income taxes                                                          6,234              6,165

   Liabilities assumed in acquisitions                                  $ 10,539               -






See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2001, for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," discussed in Note 3 below.

3. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. The Company will complete its initial assessment of the impairment of goodwill in accordance with the guidelines provided by SFAS No. 142 by the end of the quarter ending June 30, 2002. As of March 31, 2002, this initial assessment of goodwill impairment has not yet been completed, and therefore, no determination of any goodwill impairment charges that could result from the adoption of SFAS No. 142 has been made. The Company anticipates that the goodwill impairment provisions will not have a significant impact on its consolidated financial statements.

    The following table reflects consolidated results as if the adoption of SFAS No. 142 had occurred at the beginning of the quarter ended March 31, 2001. Discontinued operations did not have amortization for any period in the previous year; therefore, separate disclosure for these operations is not presented.


    Three Months Ended March 31,                                 2002           2001
    (In thousands, except per share data)                        ----           ----
    Continuing operations:
      Reported earnings from continuing operations             $ 16,945       $ 11,004
      Goodwill amortization net of tax                                -          1,998
                                                               ----------     ----------
      Proforma earnings from continuing operations             $ 16,945       $ 13,002
                                                               ==========     ==========

    Net earnings:
      Reported net earnings                                    $ 16,945       $ 18,784
      Goodwill amortization net of tax                                -          1,998
                                                               ----------     ----------
      Proforma net earnings                                    $ 16,945       $ 20,782
                                                               ==========     ==========

    Basic earnings per share:
      Continuing operations:
        As reported                                              $  .36          $ .23
        Proforma                                                 $  .36          $ .27

      Net earnings:
        As reported                                              $  .36          $ .39
        Proforma                                                 $  .36          $ .43

    Diluted earnings per share:
      Continuing operations:
        As reported                                              $  .36          $ .23
        Proforma                                                 $  .36          $ .27

      Net earnings:
        As reported                                              $  .36          $ .39
        Proforma                                                 $  .36          $ .43

    The following table categorizes intangible assets by major asset class as of March 31, 2002:
    (In thousands)


    Amortizeable intangible assets                 $    5,183
    Accumulated amortization                       (    3,272)

    Goodwill                                          357,363
    Accumulated amortization                       (   21,173)
                                                   -----------

        Total intangible assets and goodwill          362,546
        Total accumulated amortization             (   24,445)
                                                   -----------

    Net intangible assets and goodwill             $  338,101
                                                   ==========


4. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

5. Operating results and the related assets by segment for the periods presented are as follows (in thousands):

                                             Flavors &                   Corporate    Continuing
                                             Fragrances      Color       and Other    Operations
                                             ----------      -----       ---------    ----------
    Three months ended March 31, 2002:
    ---------------------------------
    Revenues from external customers         $ 128,877     $ 70,497     $  13,749     $  213,123
    Intersegment revenues                        5,005        5,391         --            10,396
                                             ---------     --------     ---------     ----------
    Total revenue                            $ 133,882     $ 75,888     $  13,749     $  223,519
                                             =========     ========     =========     ==========


    Operating income (loss)                  $  18,937     $ 17,789     $  (4,191)    $   32,535
    Interest expense                             --            --           7,616          7,616
                                             ---------      -------     ---------     ----------
    Earnings (loss) before income taxes      $  18,937     $ 17,789     $ (11,807)    $   24,919
                                             =========     ========     ==========    ==========

    Assets                                   $ 426,935     $264,421     $ 451,434     $1,142,790
                                             =========     ========     =========     ==========


    Three months ended March 31, 2001:
    ---------------------------------
    Revenues from external customers         $ 120,260     $ 60,546     $  14,887     $  195,693
    Intersegment revenues                        4,245        5,909         --            10,154
                                             ---------     --------     ---------     ----------
    Total revenue                            $ 124,505     $ 66,455     $  14,887     $  205,847
                                             =========     ========     =========     ==========


    Operating income (loss)                  $  12,744     $ 15,964     $  (4,090)    $   24,618
    Interest expense                             --            --           8,822          8,822
                                             ---------      -------     ---------     ----------
    Earnings (loss) before income taxes      $  12,744     $ 15,964     $ (12,912)    $   15,796
                                             =========     ========     ==========    ==========

    Assets                                   $ 434,728     $220,931     $ 415,029     $1,070,688
                                             =========     ========     =========     ==========


6. At March 31, 2002 and December 31, 2001, inventories included finished and in-process products totaling $165.2 million and $173.2 million, respectively, and raw materials and supplies of $72.1 million and $67.7 million, respectively.

7. During the three months ended March 31, 2001, the Company repurchased 1,186,700 shares of common stock for an aggregate price of $26.6 million. The Company did not repurchase any shares during the three months ended March 31, 2002.

8. For the three months ended March 31, 2002, depreciation and amortization expense related to continuing operations were $9.4 million and $0.3 million, respectively. For the three months ended March 31, 2001, depreciation and amortization expense related to continuing operations were $9.5 million and $2.4 million, respectively. The decrease in amortization expense reflects the adoption of SFAS No. 142 on January 1, 2002, for acquisitions prior to June 30, 2001.

9. Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended March 31, 2002 and 2001 was $17.2 million and $10.2 million, respectively.

10. On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. The operating results of the business through February 23, 2001 and the gain from the sale have been reported net of tax in a separate line item "Earnings from discontinued operations" on the statements of earnings. Refer to note 12 in the Company's annual consolidated financial statements for the year ended December 31, 2001, for additional information.

    The results from discontinued operations are as follows during the three months ended March 31, 2001
    (in thousands):


        .
    Revenue                                     $ 16,810
                                                ========

    Income taxes                                $  6,278
                                                ========

    Earnings from discontinued operations       $  7,780
                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CONTINUING OPERATIONS

         Revenue for the first quarter ended March 31, 2002 increased 8.9% to $213.1 million from $195.7 million for the same period in 2001. Revenue for the Color segment increased 14.2% for the first quarter, while revenue for the Flavor & Fragrances segment increased 7.5%. Gross profit increased 12.2% for the quarter ended March 31, 2002 compared to the same period in the prior year. The increase in gross profit resulted from higher revenue and realized cost savings from the cost improvement programs that began in December 2000. Selling and administrative expenses decreased $0.2 million, or 0.6%, for the quarter ended March 31, 2002 compared to the same period in 2001. Selling and administrative expense as a percent of revenue decreased to 17.9% for the first quarter, compared to 19.6% in the comparable quarter of 2001, a result of realized cost savings and the mandatory adoption of SFAS No. 142. On a comparable basis, assuming SFAS No. 142 was adopted in 2001, selling and administrative expense, as a percent of revenue, would have been 18.4% in the first quarter of 2001. For the first quarter of 2002, operating income increased to $32.5 million from $24.6 million, or 32.2%. The $7.9 million increase in operating income was driven by the combination of higher revenue and realized cost savings. The adoption of SFAS No. 142 also increased operating income by $2.2 million. Unfavorable foreign exchange rates during the quarter reduced both revenue and operating income by approximately 1%.

         Interest expense for the first quarter of 2002 decreased to $7.6 million from $8.8 million for the same period in 2001. The decrease was primarily due to lower interest rates.

         The effective income tax rates on continuing operations for the quarters ended March 31, 2002 and 2001 were 32.0% and 30.3%, respectively. The effective tax rate for the quarter ended March 31, 2002 includes a benefit from the adoption of SFAS No. 142 and other nominal adjustments. The effective tax rate for the quarter ended March 31, 2001 was reduced due to the ability to utilize $0.5 million of state net operating loss carry-forwards, reducing the required valuation allowance. Without the 2001 first quarter one-time item and reflecting the effect of adopting SFAS No. 142 in 2001, the 2001 first quarter effective tax rate would have been 30.6%.


         DISCONTINUED OPERATIONS

         On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. A gain from the sale of the business and its results through February 23, 2001 were included net of tax in a separate line item "Earnings from discontinued operations" on the statements of earnings.


         SEGMENT INFORMATION

         Flavor & Fragrances - The Flavor & Fragrances segment reported a 7.5% increase in revenue, to $133.9 million for the first quarter of 2002 compared to $124.5 million for the same period last year. Every product category within the segment reported increased revenue with the beverage, specialty vegetables and fragrances categories growing at double-digit rates. Operating margins improved 390 basis points, to 14.1%, as a result of higher volumes and lower selling and administrative expenses from the cost improvement programs that began in December 2000. Operating income increased 48.6% for the quarter, to $18.9 million from $12.7 million for the same quarter in 2001.

         Color - Revenue for the Color segment increased 14.2% during the first quarter of 2002. The Company's position in specialty inks and dyes continued to exhibit strong growth as a result of a five-year long acquisition effort in this area. Color segment results also reflected double-digit revenue gains in both the pharmaceutical and cosmetic product lines. Operating income increased 11.4% to $17.8 million, compared to $16.0 million for the same quarter in 2001.

         FINANCIAL CONDITION

         The current ratio was 2.0 at March 31, 2002 compared with 2.2 at December 31, 2001. The decrease was primarily the result of funding recent acquisitions with short-term borrowings whereas the majority of the assets acquired were long-term.

         Net cash provided by operating activities of continuing operations was $23.4 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2001. The $21.7 million increase in cash provided by operating activities was primarily due to improved earnings and reductions of inventories.

         Net cash used in investing activities was $45.0 million for the three months ended March 31, 2002 compared to net cash provided by investing activities of $100.9 million for the three months ended March 31, 2001. Cash used in investing activities in the first quarter of 2002 included acquisitions of $43.4 million and capital expenditures of $5.1 million. Net cash provided by investing activities in the first quarter of 2001 included cash proceeds from the sale of the Red Star Yeast division of $108.5 million, which was partially offset by capital expenditures of $7.2 million.

         Net cash provided by financing activities was $19.4 million for the three months ended March 31, 2002, compared with cash used in financing activities of $103.7 million in the comparable period the prior year. Net borrowings in the first quarter of 2002 of $22.2 million were used primarily to fund acquisitions. During the quarter ended March 31, 2001, cash proceeds from the sale of the Red Star Yeast business were used to fund a net reduction of borrowings of $79.7 million and treasury stock purchases of $26.1 million. Dividends of $6.3 million and $6.4 million were paid during the three months ended March 31, 2002 and 2001, respectively.

         The Company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividend payments to shareholders.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the quarter ended March 31, 2002. For additional information on market risk, refer to pages 19 and 20 of the Company's 2001 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001.


         FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program and results of newly acquired businesses; industry and economic factors related to the Company's domestic and international business; industry acceptance of price increases; currency exchange rate fluctuations; and the outcome of various productivity-improvement and cost-reduction efforts. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART II



                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the Company's 2002 Annual Meeting of Shareholders, held on April 25, 2002, the following actions were taken:

         -     The following Directors were elected for terms of office:

                                Votes For        Votes Withheld
                                ---------        --------------
Expiring in April 2005
----------------------

    Richard A. Abdoo            38,369,935          3,735,273
    Alberto Fernandez           38,451,341          3,653,867
    Robert J. O'Toole           38,542,728          3,562,480

Expiring in April 2003
----------------------

     James L. Forbes            38,646,551          3,458,657



         Mr. Forbes was elected to a one-year term, the time of his mandatory retirement from the Board in accordance with the Company's By-Laws.

         Pursuant to the terms of the Company's Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.

         The terms of office of the following Directors continued after the meeting: Michael E. Batten, John F. Bergstrom, Dr. Fergus M. Clydesdale, James A. D. Croft, William V. Hickey, Kenneth P. Manning and Essie Whitelaw.

    - The shareholders approved the Sensient Technologies Corporation 2002 Stock Option Plan. The shareholders cast 28,095,194 votes in favor of this proposal, 9,541,155 votes against, and there were 335,796 votes to abstain and 4,153,063 broker non-votes.

    - A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2002 was approved by the shareholders. The shareholders cast 40,020,209 votes in favor of this proposal, 1,929,157 votes against, and there were 155,842 votes to abstain.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  (See Exhibit Index following this report.)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SENSIENT TECHNOLOGIES CORPORATION


Date:      May 14, 2002                  By:  /s/  John L. Hammond
                                         -------------------------
                                         John L. Hammond, Vice President,
                                         Secretary and General Counsel






Date:      May 14, 2002                  By:  /s/  Richard F. Hobbs
                                         --------------------------
                                         Richard F. Hobbs, Vice President,
                                         Chief Financial Officer and Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002



Exhibit    Description                                Filed Herewith   Incorporated by Reference From
-------    -----------                                --------------   ------------------------------
10.1       Sensient Technologies Corporation 2002                      Appendix B to Definitive Proxy
           Stock Option Plan                                           Statement filed on Schedule 14A
                                                                       on March 22, 2002
                                                                       (Commission File No. 1-7626)