Form 10-Q
period 2002-06-30
SENSIENT TECHNOLOGIES CORP
filed 2002-08-13
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2002
                                  -------------

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
                               -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                      Class                         Outstanding at July 31, 2002
----------------------------------------------      ----------------------------
Common Stock, par value $0.10 per share                47,337,138 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I. FINANCIAL INFORMATION:

             Item 1.  Financial Statements:
                      Consolidated Condensed Balance Sheets
                      - June 30, 2002 and December 31, 2001.                                                 1

                      Consolidated Condensed Statements of Earnings
                      - Three and Six Months Ended June 30, 2002 and 2001.                                   2

                      Consolidated Condensed Statements of Cash Flows
                      - Six Months Ended June 30, 2002 and 2001.                                             3

                      Notes to Consolidated Condensed Financial Statements.                                  4

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                                             8

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            10


PART II. OTHER INFORMATION:

             Item 4.  Submission of Matters to a Vote of Security Holders.                                   11

             Item 6.  Exhibits and Reports on Form 8-K.                                                      11

                      Signatures.                                                                            12

                      Exhibit Index.                                                                         13

                                     PART I

                             FINANCIAL INFORMATION

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                     June 30,             December 31,
         ASSETS                                                                        2002                   2001
         ------                                                                   ---------------        ---------------
CURRENT ASSETS:
         Cash and cash equivalents                                                $          36          $       2,317
         Trade accounts receivable, net                                                 155,929                134,626
         Inventories                                                                    244,137                240,955
         Prepaid expenses and other current assets                                       36,232                 37,324
                                                                                  ---------------        ---------------

                TOTAL CURRENT ASSETS                                                    436,334                415,222
                                                                                  ---------------        ---------------

OTHER ASSETS                                                                             67,688                 72,124
INTANGIBLES, NET                                                                        351,263                305,174
PROPERTY, PLANT AND EQUIPMENT:
      Cost:
       Land and buildings                                                               179,958                169,491
       Machinery and equipment                                                          419,441                410,370
                                                                                  ---------------        ---------------
                                                                                        599,399                579,861
         Less accumulated depreciation                                                  280,892                267,561
                                                                                  ---------------        ---------------

                                                                                        318,507                312,300
                                                                                  ---------------        ---------------

TOTAL ASSETS                                                                      $   1,173,792          $   1,104,820
                                                                                  ===============        ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
         Short-term borrowings                                                    $      32,315          $      26,672
         Accounts payable and accrued expenses                                           99,215                 95,897
         Salaries, wages and withholdings from employees                                  9,838                 10,164
         Income taxes                                                                    22,227                 17,661
         Current maturities of long-term debt                                            41,739                 41,794
                                                                                  ---------------        ---------------

                TOTAL CURRENT LIABILITIES                                               205,334                192,188

DEFERRED INCOME TAXES                                                                    17,217                 18,071

OTHER DEFERRED LIABILITIES                                                               20,549                 21,718

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                    18,323                 18,890

LONG-TERM DEBT                                                                          439,254                423,137

SHAREHOLDERS' EQUITY:
         Common stock                                                                     5,396                  5,396
         Additional paid-in capital                                                      71,855                 72,493
         Earnings reinvested in the business                                            591,893                566,374
         Treasury stock, at cost                                                       (122,252)              (132,355)
         Unearned portion of restricted stock                                            (2,041)                (2,623)
         Accumulated other comprehensive income (loss)                                  (71,736)               (78,469)
                                                                                  ---------------        ---------------

                TOTAL SHAREHOLDERS' EQUITY                                              473,115                430,816
                                                                                  ---------------        ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   1,173,792          $   1,104,820
                                                                                  ===============        ===============



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                    Three Months                         Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                            ------------------------------      ------------------------------

                                                               2002              2001              2002              2001
                                                            ------------     -------------      ------------      ------------
Revenue                                                       $239,576         $203,927           $452,699          $399,620

Cost of products sold                                          161,243          133,972            303,769           266,765

Selling and administrative expenses                             39,615           38,694             77,677            76,976
                                                            ------------     -------------      ------------      ------------

Operating income                                                38,718           31,261             71,253            55,879

Interest expense                                                 7,563            7,630             15,179            16,452
                                                            ------------     -------------      ------------      ------------

Earnings from continuing operations
    before income taxes                                         31,155           23,631             56,074            39,427

Income taxes                                                     9,970            5,358             17,944            10,150
                                                            ------------     -------------      ------------      ------------

Earnings from continuing operations                             21,185           18,273             38,130            29,277

Earnings from discontinued operations                                -                -                  -             7,780
                                                            ------------     -------------      ------------      ------------

Net earnings                                                  $ 21,185         $ 18,273           $ 38,130          $ 37,057
                                                            ============     =============      ============      ============

Average number of common shares outstanding:
           Basic                                                47,609           47,665             47,478            47,941
                                                            ============     =============      ============      ============

           Diluted                                              48,152           47,970             47,912            48,246
                                                            ============     =============      ============      ============

Basic earnings per share:

           Continuing operations                              $    .44         $    .38           $    .80          $    .61

           Discontinued operations                                -                -                  -                  .16
                                                            ------------     -------------      ------------      ------------

           Net earnings                                       $    .44         $    .38           $    .80          $    .77
                                                            ============     =============      ============      ============

 Diluted earnings per share:

           Continuing operations                              $    .44         $    .38           $    .80          $    .61

           Discontinued operations                                 -                -                 -                  .16
                                                            ------------     -------------      ------------      ------------

           Net earnings                                       $    .44         $    .38           $    .80          $    .77
                                                            ============     =============      ============      ============

Dividends per common share                                    $  .1325         $  .1325           $  .2650          $  .2650
                                                            ============     =============      ============      ============


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                      -----------------------------------

                                                                                         2002                   2001
                                                                                      ------------           ------------
Net cash provided by operating activities of continuing operations                       $50,830                $16,260
Net cash provided by discontinued operations                                                   -                    707
                                                                                      ------------           ------------

Net cash provided by operating activities                                                 50,830                 16,967
                                                                                      ------------           ------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                                         (13,269)               (16,587)
    Acquisition of new businesses - net of cash acquired                                 (43,374)                     -
    Proceeds from sale of assets                                                           4,901                108,738
    Increase in other assets                                                              (1,325)                  (891)
                                                                                      ------------           ------------

Net cash (used in) provided by investing activities                                      (53,067)                91,260
                                                                                      ------------           ------------

Cash flows from financing activities:
    Proceeds from additional borrowings                                                    7,084                 95,843
    Reduction in debt                                                                     (4,393)              (165,456)
    Purchase of treasury stock                                                                 -                (30,892)
    Dividends                                                                            (12,611)               (12,764)
    Proceeds from options exercised and other                                              9,643                  8,433
                                                                                      ------------           ------------

Net cash used in financing activities                                                       (277)              (104,836)
                                                                                      ------------           ------------

Effect of exchange rate changes on cash and cash equivalents                                 233                   (650)
                                                                                      ------------           ------------
Net (decrease) increase in cash and cash equivalents                                      (2,281)                 2,741
Cash and cash equivalents at beginning of period                                           2,317                  3,217
                                                                                      ------------           ------------

Cash and cash equivalents at end of period                                               $    36                $ 5,958
                                                                                      ============           ============

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest                                                                          $15,687                $16,464
       Income taxes                                                                       12,714                 21,060

    Liabilities assumed in acquisitions                                                  $10,539                      -



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2001, for additional details of the Company's financial condition and a description of the Company's accounting policies. The accounting policies have been continued without change except as a result of normal transactions in the interim and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," discussed in Note 3 below.

3. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. Pursuant to SFAS No. 142, the Company has completed impairment testing as of December 31, 2001. Tests were performed in accordance with accepted valuation techniques, yielding no goodwill impairment.

     The following tables reflect consolidated results as if the adoption of SFAS No. 142 had occurred on January 1, 2001. Discontinued operations did not have amortization for any period in the previous year; therefore, separate disclosure for these operations was not presented.

(In thousands, except per share data)                                 Three Months                       Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                              ------------------------------    ------------------------------

                                                                 2002              2001            2002              2001
                                                              ------------      ------------    ------------      ------------
Continuing operations:
     Reported earnings from continuing operations               $ 21,185          $ 18,273        $ 38,130          $ 29,277
     Goodwill amortization, net of tax                                 -             2,147               -             4,145
                                                              ------------      ------------    ------------      ------------
     Proforma earnings from continuing operations               $ 21,185          $ 20,420        $ 38,130          $ 33,422

Net earnings:
     Reported net earnings                                      $ 21,185          $ 18,273        $ 38,130          $ 37,057
     Goodwill amortization, net of tax                                 -             2,147               -             4,145
                                                              ------------      ------------    ------------      ------------
     Proforma net earnings                                      $ 21,185          $ 20,420        $ 38,130          $ 41,202

Basic earnings per share:
   Continuing operations:
     As reported                                                $    .44          $    .38        $    .80          $    .61
     Proforma                                                   $    .44          $    .43        $    .80          $    .70

   Net earnings:
     As reported                                                $    .44          $    .38        $    .80          $    .77
     Proforma                                                   $    .44          $    .43        $    .80          $    .86

Diluted earnings per share:
   Continuing operations:
     As reported                                                $    .44          $    .38        $    .80          $    .61
     Proforma                                                   $    .44          $    .43        $    .80          $    .70

   Net earnings:
     As reported                                                $    .44          $    .38        $    .80          $    .77
     Proforma                                                   $    .44          $    .43        $    .80          $    .86

     The changes in goodwill for the six months ended June 30, 2002 were as follows:

     (In thousands)
                                                                                              Total
     Balance as of December 31, 2001                                                         $ 298,732
     Goodwill of acquired businesses                                                            34,016
     Currency impact                                                                            10,782
                                                                                          -------------
     Balance as of June 30, 2002                                                             $ 343,530

     The following table categorized intangible assets by major asset class as of June 30, 2002:

     (In thousands)
                                             Carrying              Accumulated
                                              Amount               Amortization               Net
     Goodwill                               $  380,850             $    37,320             $  343,530
     Amortized intangible assets                11,089                   3,356                  7,733
                                           -------------          --------------          -------------
          Total                             $  391,939             $    40,676             $  351,263

     Amortized intangible assets consist primarily of customer lists and technology with a weighted average amortization period of approximately 19 years. Amortization of intangible assets was not significant during the periods presented and the estimated aggregate amortization expense for each of the five succeeding years is not anticipated to be significant.

4. During the first quarter of 2002, the Company acquired three businesses for cash of $44.9 million. The businesses acquired were SynTec GmbH, a manufacturer of specialty dyes and chemicals for the imaging industry, ECS Specialty Inks and Dyes, a producer and marketer of inks for specialty printing applications and the flavors and essential oil operations of C. Melchers GmbH & Company. The Company may be required to pay up to 4.6 million Euro ($4.5 million) of additional cash consideration for the 2002 acquisitions subject to specific performance targets in the first two years following the acquisitions. The Company is in the process of measuring the identifiable intangibles and goodwill related to these acquisitions.

5. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

6. At June 30, 2002 and December 31, 2001, inventories included finished and in-process products totaling $176.1 million and $173.2 million, respectively, and raw materials and supplies of $68.0 million and $67.7 million, respectively.

7. Operating results and the related assets by segment for the periods presented are as follows (in thousands):

                                                        Flavors &                            Corporate       Continuing
                                                       Fragrances            Color           and Other       Operations
                                                       ----------            -----           ---------       ----------
Three months ended June 30, 2002
--------------------------------
Revenues from external customers                     $      142,006       $   82,170        $   15,400       $  239,576
Intersegment revenues                                         5,344            5,075                --           10,419
                                                    ----------------     ------------      ------------     ------------
Total revenue                                        $      147,350       $   87,245        $   15,400       $  249,995
                                                    ================     ============      ============     ============

Operating income (loss)                              $       23,731       $   20,559        $   (5,572)      $   38,718
Interest expense                                                 --               --             7,563            7,563
                                                    ----------------     ------------      ------------     ------------
Earnings (loss) before income taxes                  $       23,731       $   20,559        $  (13,135)      $   31,155
                                                    ================     ============      ============     ============

Three months ended June 30, 2001
--------------------------------
Revenues from external customers                     $      128,982       $   62,095        $   12,850       $  203,927
Intersegment revenues                                         4,678            6,856               161           11,695
                                                    ----------------     ------------      ------------     ------------
Total revenue                                        $      133,660       $   68,951        $   13,011       $  215,622
                                                    ================     ============      ============     ============

Operating income (loss)                              $       17,995       $   18,915        $   (5,649)      $   31,261
Interest expense                                                 --               --             7,630            7,630
                                                    ----------------     ------------      ------------     ------------
Earnings (loss) before income taxes                  $       17,995       $   18,915        $  (13,279)      $   23,631
                                                    ================     ============      ============     ============

                                      Flavors &                 Corporate     Continuing
                                      Fragrances      Color     and Other     Operations
                                      ----------      -----     ---------     ----------
Six months ended June 30, 2002
------------------------------
Revenues from external customers      $  270,883   $  152,667   $   29,149    $  452,699
Intersegment revenues                     10,349       10,466           --        20,815
                                      ----------   ----------   ----------    ----------
Total revenue                         $  281,232   $  163,133   $   29,149    $  473,514
                                      ==========   ==========   ==========    ==========

Operating income (loss)               $   42,668   $   38,348   $   (9,763)   $   71,253
Interest expense                              --           --       15,179        15,179
                                      ----------   ----------   ----------    ----------
Earnings (loss) before income taxes   $   42,668   $   38,348   $  (24,942)   $   56,074
                                      ==========   ==========   ==========    ==========

Assets                                $  447,142   $  265,531   $  461,119    $1,173,792
                                      ==========   ==========   ==========    ==========

Six months ended June 30, 2001
------------------------------
Revenues from external customers      $  249,242   $  122,641   $   27,737    $  399,620
Intersegment revenues                      8,923       12,765          161        21,849
                                      ----------   ----------   ----------    ----------
Total revenue                         $  258,165   $  135,406   $   27,898    $  421,469
                                      ==========   ==========   ==========    ==========

Operating income (loss)               $   30,739   $   34,879   $   (9,739)   $   55,879
Interest expense                              --           --       16,452        16,452
                                      ----------   ----------   ----------    ----------
Earnings (loss) before income taxes   $   30,739   $   34,879   $  (26,191)   $   39,427
                                      ==========   ==========   ==========    ==========

Assets                                $  437,525   $  225,513   $  403,003    $1,066,041
                                      ==========   ==========   ==========    ==========

8. During the six months ended June 30, 2001, the Company repurchased 1.3 million shares of common stock for an aggregate price of $29.3 million. The Company did not repurchase any shares during the six months ended June 30, 2002.

9. Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2002 and 2001 was $27.7 million and $19.3 million, respectively. Total comprehensive income for the six months ended June 30, 2002 and 2001 was $44.9 million and $29.4 million, respectively.

10. Cash flows by operating activities of continuing operations is detailed below:

                                                                   Six Months Ended June 30,

                                                                       2002        2001
                                                                     ---------   ---------
Cash flows from operating activities:
         Earnings from continuing operations                         $ 38,130    $ 29,277
         Adjustments to arrive at net cash
           Provided by operating activities:
              Depreciation and amortization                            19,709      23,732
              Gain on sale of assets                                     (315)       (188)
              Changes in operating assets and liabilities (net of
                 effects of acquisitions of businesses)                (6,694)    (36,561)
                                                                     --------    --------

Net cash provided by operating activities of continuing operations   $ 50,830    $ 16,260
                                                                     ========    ========

11. For the six months ended June 30, 2002, depreciation and amortization expense related to continuing operations were $19.1 million and $0.6 million, respectively. For the six months ended June 30, 2001, depreciation and amortization expense related to continuing operations were $18.9 million and $4.8 million, respectively. The decrease in amortization expense reflects the adoption of SFAS No. 142 on January 1, 2002, for acquisitions prior to June 30, 2001.

12. On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. The operating results of the business through February 23, 2001 and the gain from the sale have been reported net of tax in a separate line item "Earnings from discontinued operations" on the statements of earnings. Refer to note 12 in the Company's annual consolidated financial statements for the year ended December 31, 2001, for additional information.

     The results from discontinued operations are as follows (in thousands):

                                                                          Three Months Ended         Six Months Ended
                                                                             June 30, 2001             June 30, 2001
                                                                          --------------------      --------------------
     Revenue                                                                            -                 $ 16,810
     Income taxes                                                                       -                 $  6,278
     Earnings from discontinued operations                                              -                 $  7,780

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CONTINUING OPERATIONS

         Revenue for the quarter ended June 30, 2002 increased by 17.5% to $239.6 million from $203.9 million for the comparable quarter of 2001. For the six months ended June 30, 2002, revenue increased by 13.3% to $452.7 million. Revenue for the Flavors and Fragrances segment increased by 10.2% for the quarter and by 8.9% for the six months ended June 30, 2002 over the comparable periods last year. The Color segment increased revenue by 26.5% for the quarter and by 20.5% for the six months ended June 30, 2002 over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

         Gross profit increased by 12.0% and by 12.1% for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in the prior year. The increase in gross profit resulted from higher revenue and realized cost savings from the cost improvement programs that began in December 2000.

         Selling and administrative expenses as a percent of revenue decreased to 16.5% for the three months ended June 30, 2002 compared to 19.0% in the comparable period of 2001. For the six months ended June 30, 2002, selling and administrative costs as a percent of revenue decreased to 17.2% versus 19.3% in the comparable period of 2001. For both the three and six month periods, the improvement came as a result of revenue growth, realized cost savings and the mandatory adoption of SFAS No.
         142. On a comparable basis, assuming SFAS No. 142 had been adopted in 2001, selling and administrative expense, as a percent of revenue, would have been 17.9% and 18.1% for the three and six months ended June 30, 2001, respectively.

         Operating income for the three months ended June 30, 2002 was $38.7 million, an increase of 23.9% from $31.3 million last year. For the six months ended June 30, 2002, operating income increased 27.5% to $71.3 million from $55.9 million in the same period last year. The increase in operating income for the three and six month periods was driven by the combination of higher revenue and realized cost savings. The adoption of SFAS No. 142 also increased operating income by $2.3 million and $4.5 million for the three and six months ended June 30, 2002, respectively. On a comparable basis, assuming SFAS No. 142 had been adopted in 2001, operating income would have increased by 15.5% and 18.1% for the three and six months ended June 30, 2002, respectively. Favorable foreign exchange rates during the quarter increased both revenue and operating income by approximately 1%. For the six months ended June 30, 2002, foreign exchange rate impact was minimal.

         Interest expense for the three months ended June 30, 2002, was constant at $7.6 million. For the six months ended June 30, 2002, interest expense was $15.2 million, a decrease of 7.7% versus the comparable period last year. The decrease was a result of lower interest rates more than offsetting a higher average amount of debt.

         The effective income tax rate on continuing operations was 32.0% and 22.7% for the three months ended June 30, 2002 and 2001, respectively. The effective tax rate for the quarter ended June 30, 2002 included a benefit from the adoption of SFAS No. 142 and other nominal adjustments. The effective tax rate for the quarter ended June 30, 2001 was reduced due to an adjustment related to the expected settlement of certain tax liabilities. Without the 2001 adjustment and reflecting the effect of adopting SFAS No. 142 in 2001, the 2001 second quarter effective tax rate would have been 31.0%. For the six months ended June 30, 2002 and June 30, 2001 the tax rate was 32.0% and 25.7%, respectively. Without the 2001 adjustments and reflecting the effect of adopting SFAS No. 142 in 2001, the 2001 effective tax rate for the six months ending June 30, 2001 would have been 30.8%.

         DISCONTINUED OPERATIONS

         On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. A gain from the sale of the business and its results through February 23, 2001 were included net of tax in a separate line item "Earnings from discontinued operations" on the statements of earnings.

         SEGMENT INFORMATION

         Flavors & Fragrances - The Flavors & Fragrances segment reported a 10.2% increase in revenue, to $147.4 million for the second quarter of 2002 compared to $133.7 million for the same period last year. The majority of the revenue increase was a result of double-digit growth in fragrances and in dehydrated and beverage flavors. The March 2002 acquisition of the flavors and essential oil operations of C. Melchers GmbH & Company also contributed to the increase in revenue for the quarter. Operating income increased 31.9% to $23.7 million for the second quarter of 2002 compared with $18.0 million in the same period last year. Operating margins improved 260 basis points, to 16.1%, as a result of higher volumes and lower selling and administrative expenses from the cost improvement programs that began in December 2000. For the six months ended June 30, 2002, revenue increased 8.9% to $281.2 million. Operating income increased 38.8% to $42.7 million from $30.7 million for the same period in 2001, due to items previously mentioned.

         Color - Revenue for the Color segment increased by 26.5% to $87.2 million in the second quarter of 2002 versus $69.0 million in the year ago period. The increase was primarily attributable to the Company's recently acquired specialty ink and dye businesses, as well as growth in the pharmaceutical, cosmetic and natural color product lines. Gains in these areas were offset by softness in sales to food and beverage customers. Operating income in the second quarter of 2002 was $20.6 million versus $18.9 million from the 2001 second quarter. Operating income as a percent of revenue was 23.6% compared to 27.4% for the comparable quarter last year. The decrease as a percent of revenue reflects newly acquired businesses that have not yet been integrated, softness in the food and beverage product lines, and a change in mix when compared to the record margins in last year's second quarter. Revenue for the six months ended June 30, 2002 increased by 20.5%, due to the items previously mentioned. Operating income increased by 9.9% to $38.3 million, compared to $34.9 million for the same period in 2001, due to the items previously mentioned.


         FINANCIAL CONDITION

         The Company's ratio of debt to total capital was 52.0% as of June 30, 2002, down from 53.3% as of December 31, 2001. The decrease resulted from an increase in shareholders' equity during the six months that was nearly twice the increase in debt. The current ratio was 2.1x at June 30, 2002, relatively flat compared with 2.2x at December 31, 2001.

         Net cash provided by operating activities of continuing operations was $50.8 million for the six months ended June 30, 2002, compared to $16.3 million for the six months ended June 30, 2001. The $34.5 million increase in cash provided by operating activities was primarily due to increased earnings and improvements in net working capital.

         Net cash used in investing activities was $53.1 million for the six months ended June 30, 2002 compared to net cash provided by investing activities of $91.3 million for the six months ended June 30, 2001. Cash used in investing activities in 2002 included acquisitions of $43.4 million and capital expenditures of $13.3 million. Net cash provided by investing activities in 2001 included cash proceeds from the sale of the Red Star Yeast division of $108.7 million, which was partially offset by capital expenditures of $16.6 million.

         Net cash used in financing activities was $0.3 million for the six months ended June 30, 2002, compared with cash used in financing activities of $104.8 million in the comparable period the prior year. Net borrowings in 2002 of $2.7 million were limited as cash flows from operations were primarily used to fund acquisitions and capital projects. During 2001, cash proceeds from the sale of the Red Star Yeast business were used to fund a net reduction of borrowings of $69.6 million and treasury stock purchases of $30.9 million. Dividends of $12.6 million and $12.8 million were paid during the six months ended June 30, 2002 and 2001, respectively.

         The Company's financial position remains strong, its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expansion programs and dividend payments to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the quarter ended June 30, 2002. For additional information on market risk, refer to pages 19 and 20 of the Company's 2001 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001.


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

                                     PART II



                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The information responsive to this item was provided in, and is incorporated by reference from, Item 4 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed on May 14, 2002.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. (See Exhibit Index following this report.)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SENSIENT TECHNOLOGIES CORPORATION


Date:    August 13, 2002                     By:  /s/  John L. Hammond
                                             -----------------------------------
                                             John L. Hammond, Vice President,
                                             Secretary and General Counsel






Date:    August 13, 2002                     By:  /s/  Richard F. Hobbs
                                             -----------------------------------
                                             Richard F. Hobbs, Vice
                                             President, Chief Financial
                                             Officer and Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


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