Form 10-Q
period 2002-09-30
SENSIENT TECHNOLOGIES CORP
filed 2002-11-13
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      September 30, 2002
                                                     ------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

                         Commission file number: 1-7626
                                                 ------


                        SENSIENT TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                                                39-0561070
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


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

     Yes  X  No
         ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                Class                            Outstanding at October 31, 2002
---------------------------------------          -------------------------------
Common Stock, par value $0.10 per share                 47,407,610 shares


===============================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                        Page No.
                                                                                        --------

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:
                  Consolidated Condensed Statements of Earnings
                  - Three and Nine Months Ended September 30, 2002 and 2001.               1

                  Consolidated Condensed Balance Sheets
                  - September 30, 2002 and December 31, 2001.                              2

                  Consolidated Condensed Statements of Cash Flows
                  - Nine Months Ended September 30, 2002 and 2001.                         3

                  Notes to Consolidated Condensed Financial Statements.                    4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                               8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.              10

         Item 4.  Controls and Procedures.                                                 10


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K.                                        11

                  Signatures.                                                              12

                  Certifications.                                                          13



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                    Three Months                         Nine Months
                                                                 Ended September 30,                 Ended September 30,
                                                            ------------------------------      ------------------------------
                                                               2002              2001              2002              2001
                                                            ------------     -------------      ------------      ------------
Revenue                                                       $237,995         $204,083           $690,694          $603,703

Cost of products sold                                          158,386          138,501            462,155           405,266

Selling and administrative expenses                             42,674           34,343            120,351           111,319
                                                            ------------     -------------      ------------      ------------
Operating income                                                36,935           31,239            108,188            87,118

Interest expense                                                 7,249            7,587             22,428            24,039
                                                            ------------     -------------      ------------      ------------
Earnings from continuing operations
  before income taxes                                           29,686           23,652             85,760            63,079

Income taxes                                                     9,500            7,923             27,444            18,073
                                                            ------------     -------------      ------------      ------------
Earnings from continuing operations                             20,186           15,729             58,316            45,006

Earnings from discontinued operations                                -              859                  -             8,639
                                                            ------------     -------------      ------------      ------------
Net earnings                                                   $20,186          $16,588            $58,316           $53,645
                                                            ============     =============      ============      ============
Average number of common shares outstanding:
     Basic                                                      47,335           47,559             47,430            47,812
                                                            ============     =============      ============      ============

     Diluted                                                    47,660           47,822             47,828            48,103
                                                            ============     =============      ============      ============
Basic earnings per share:

     Continuing operations                                        $.43             $.33              $1.23              $.94

     Discontinued operations                                       -                .02                -                 .18
                                                            ------------     -------------      ------------      ------------

     Net earnings                                                 $.43             $.35              $1.23             $1.12
                                                            ============     =============      ============      ============

 Diluted earnings per share:

     Continuing operations                                        $.42             $.33              $1.22              $.94

     Discontinued operations                                         -              .02                  -               .18
                                                            ------------     -------------      ------------      ------------

     Net earnings                                                 $.42             $.35              $1.22             $1.12
                                                            ============     =============      ============      ============

Dividends per common share                                      $.1325           $.1325             $.3975            $.3975
                                                            ============     =============      ============      ============


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                   September 30,            December 31,
                                                                                       2002                    2001
                                                                                 ----------------         ---------------
         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $       106              $     2,317
   Trade accounts receivable, net                                                      153,801                  134,626
   Inventories                                                                         250,317                  240,955
   Prepaid expenses and other current assets                                            35,032                   37,324
                                                                                 -----------------        ----------------
       TOTAL CURRENT ASSETS                                                            439,256                  415,222
                                                                                 -----------------        ----------------
OTHER ASSETS                                                                            78,640                   72,124
INTANGIBLES, NET                                                                       354,145                  305,174
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
     Land and buildings                                                                179,893                  169,491
     Machinery and equipment                                                           428,664                  410,370
                                                                                 -----------------        ----------------
                                                                                       608,557                  579,861
         Accumulated depreciation                                                     (290,869)                (267,561)
                                                                                 -----------------        ----------------
                                                                                       317,688                  312,300
                                                                                 -----------------        ----------------
TOTAL ASSETS                                                                       $ 1,189,729              $ 1,104,820
                                                                                 =================        ================

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                                           $    12,870              $    26,672
   Accounts payable and accrued expenses                                               105,973                   95,897
   Salaries, wages and withholdings from employees                                      11,951                   10,164
   Income taxes                                                                         28,749                   17,661
   Current maturities of long-term debt                                                  7,427                   41,794
                                                                                 -----------------        ----------------
                TOTAL CURRENT LIABILITIES                                              166,970                  192,188

DEFERRED INCOME TAXES                                                                   18,356                   18,071
OTHER DEFERRED LIABILITIES                                                              21,089                   21,718
ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                   17,774                   18,890
LONG-TERM DEBT                                                                         491,952                  423,137
SHAREHOLDERS' EQUITY:
   Common stock                                                                          5,396                    5,396
   Additional paid-in capital                                                           71,642                   72,493
   Earnings reinvested in the business                                                 605,798                  566,374
   Treasury stock, at cost                                                            (132,543)                (132,355)
   Unearned portion of restricted stock                                                 (1,876)                  (2,623)
   Accumulated other comprehensive income (loss)                                       (74,829)                 (78,469)
                                                                                 -----------------        ----------------
                TOTAL SHAREHOLDERS' EQUITY                                             473,588                  430,816
                                                                                 -----------------        ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,189,729              $ 1,104,820
                                                                                 =================        ================


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Nine Months
                                                                                             Ended September 30,
                                                                                      -----------------------------------
                                                                                         2002                   2001
                                                                                      ------------           ------------
Net cash provided by operating activities of continuing operations                       $82,720                $32,568
Net cash provided by discontinued operations                                                   -                    707
                                                                                      ------------           ------------
Net cash provided by operating activities                                                 82,720                 33,275
                                                                                      ------------           ------------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                                         (22,911)               (24,874)
    Acquisition of new businesses - net of cash acquired                                 (48,450)                     -
    Proceeds from sale of assets                                                           5,348                110,663
    Increase in other assets                                                              (1,052)                  (537)
                                                                                      ------------           ------------
Net cash (used in) provided by investing activities                                      (67,065)                85,252
                                                                                      ------------           ------------
Cash flows from financing activities:
    Proceeds from additional borrowings                                                   14,049                104,415
    Reduction in debt                                                                    (12,217)              (179,061)
    Purchase of treasury stock                                                           (11,950)               (34,305)
    Dividends                                                                            (18,892)               (19,085)
    Proceeds from options exercised and other                                             11,095                  8,676
                                                                                      ------------           ------------
Net cash used in financing activities                                                    (17,915)              (119,360)
                                                                                      ------------           ------------
Effect of exchange rate changes on cash and cash equivalents                                  49                   (229)
                                                                                      ------------           ------------
Net decrease in cash and cash equivalents                                                 (2,211)                (1,062)
Cash and cash equivalents at beginning of period                                           2,317                  3,217
                                                                                      ------------           ------------
Cash and cash equivalents at end of period                                                  $106                 $2,155
                                                                                      ============           ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                             $18,458                $22,239
    Income taxes                                                                          16,688                 23,972

    Liabilities assumed in acquisitions                                                  $11,454                      -



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2001, for additional details of the Company's financial condition and a description of the Company's accounting policies. The accounting policies have been continued without change except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," discussed in Note 3 below.

3. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and other intangible assets with indefinite useful lives. Instead, the carrying value is evaluated for impairment on an annual basis. Pursuant to SFAS No. 142, the Company has completed impairment testing as of December 31, 2001. Additionally, the annual goodwill impairment test date of July 1st has been adopted, and testing as of July 1, 2002 was completed during the quarter. For both dates, tests were performed in accordance with accepted valuation techniques, yielding no goodwill impairment.

     The following tables reflect consolidated results as if the adoption of SFAS No. 142 had occurred on January 1, 2001. Discontinued operations did not have amortization for any period in the previous year; therefore, separate disclosure for these operations was not presented.

(In thousands, except per share data)                                 Three Months                       Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                              ------------------------------    ------------------------------
                                                                 2002              2001            2002              2001
                                                              ------------      ------------    ------------      ------------
Continuing operations:
  Reported earnings from continuing operations                  $ 20,186          $ 15,729        $ 58,316          $ 45,006
  Goodwill amortization, net of tax                                    -             1,905               -             6,050
                                                              ------------      ------------    ------------      ------------
  Proforma earnings from continuing operations                  $ 20,186          $ 17,634        $ 58,316          $ 51,056
Net earnings:
  Reported net earnings                                         $ 20,186          $ 16,588        $ 58,316          $ 53,645
  Goodwill amortization, net of tax                                    -             1,905               -             6,050
                                                              ------------      ------------    ------------      ------------
  Proforma net earnings                                         $ 20,186          $ 18,493        $ 58,316          $ 59,695
Basic earnings per share:
  Continuing operations:
    As reported                                                    $ .43             $ .33          $ 1.23             $ .94
    Proforma                                                       $ .43             $ .37          $ 1.23            $ 1.07
  Net earnings:
    As reported                                                    $ .43             $ .35          $ 1.23            $ 1.12
    Proforma                                                       $ .43             $ .39          $ 1.23            $ 1.25
Diluted earnings per share:
  Continuing operations:
    As reported                                                    $ .42             $ .33          $ 1.22             $ .94
    Proforma                                                       $ .42             $ .37          $ 1.22            $ 1.07
  Net earnings:
    As reported                                                    $ .42             $ .35          $ 1.22            $ 1.12
    Proforma                                                       $ .42             $ .39          $ 1.22            $ 1.25

     The following table categorized intangible assets by major asset class as of September 30, 2002:

     (In thousands)                           Carrying              Accumulated
                                               Amount               Amortization                Net
                                              --------              ------------               -----
     Goodwill                                  $ 346,403                      --             $ 346,403
     Amortized intangible assets                  11,561                   3,819                 7,742
                                               ---------                --------             ---------
          Total                                $ 407,175                $ 53,030             $ 354,145

     Amortized intangible assets consist primarily of customer lists and technology with a weighted average amortization period of approximately 19 years. Amortization of intangible assets was not significant during the periods presented and the estimated aggregate amortization expense for each of the five succeeding years is not anticipated to be significant.

     The changes in net goodwill for the nine months ended September 30, 2002 were as follows:

     (In thousands)                                 Flavors &                          Corporate        Continuing
                                                   Fragrances           Color          and Other        Operations
                                                   ----------           ------         ---------        ----------
     Balance as of December 31, 2001               $ 102,986          $ 193,825         $ 1,921         $ 298,732
     Goodwill of acquired businesses                   6,069             31,403              --            37,472
     Currency impact                                     734              9,161             304            10,199
                                                   ---------          ---------         -------         ---------
     Balance as of September 30, 2002              $ 109,789          $ 234,389         $ 2,225         $ 346,403

4. During the first nine months of 2002, the Company acquired four businesses for cash in an aggregate amount of $48.5 million (net of cash acquired). The businesses acquired were Cardre, Inc., a manufacturer of specialty ingredients used in cosmetics, ECS Specialty Inks and Dyes, a producer and marketer of inks for specialty printing applications, the flavors and essential oil operations of C. Melchers GmbH & Company, and SynTec GmbH, a manufacturer of specialty dyes and chemicals for the imaging industry. The Company may be required to pay up to 4.6 million Euro ($4.5 million) of additional cash consideration for the 2002 acquisitions subject to specific performance targets in the first two years following the acquisitions. The Company has not completed the process of measuring the identifiable intangibles and goodwill related to these acquisitions.

5. Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

6. At September 30, 2002 and December 31, 2001, inventories included finished and in-process products totaling $188.6 million and $173.2 million, respectively, and raw materials and supplies of $61.7 million and $67.7 million, respectively.

7. Operating results and the related assets by segment for the periods presented are as follows:

     (in thousands)                                      Flavors &                          Corporate         Continuing
                                                        Fragrances           Color          and Other         Operations
                                                        ----------           -----          ---------         ----------
Three months ended September 30, 2002:

Revenues from external customers                         $138,227           $85,048          $14,720           $237,995
Intersegment revenues                                       6,638             4,188               --             10,826
                                                      --------------     ------------     ------------      -------------
Total revenue                                            $144,865           $89,236          $14,720           $248,821
                                                      ==============     ============     ============      =============
Operating income (loss)                                   $20,703           $21,251          $(5,019)           $36,935
Interest expense                                               --                --            7,249              7,249
                                                      --------------     ------------     ------------      -------------
Earnings (loss) before income taxes                       $20,703           $21,251         $(12,268)           $29,686
                                                      ==============     ============     ============      =============
Three months ended September 30, 2001:

Revenues from external customers                         $129,971           $59,554          $14,558           $204,083
Intersegment revenues                                       4,890             5,150               --             10,040
                                                      --------------     ------------     ------------      -------------
Total revenue                                            $134,861           $64,704          $14,558           $214,123
                                                      ==============     ============     ============      =============
Operating income (loss)                                   $20,660           $15,406          $(4,827)           $31,239
Interest expense                                               --                --            7,587              7,587
                                                      --------------     ------------     ------------      -------------
Earnings (loss) before income taxes                       $20,660           $15,406         $(12,414)           $23,652
                                                      ==============     ============     ============      =============

                                                         Flavors &                          Corporate         Continuing
                                                        Fragrances           Color          and Other         Operations
                                                        ----------           -----          ---------         ----------
Nine months ended September 30, 2002:

Revenues from external customers                         $409,110          $237,715          $43,869           $690,694
Intersegment revenues                                      16,987            14,654               --             31,641
                                                      --------------     ------------     ------------      -------------
Total revenue                                            $426,097          $252,369          $43,869           $722,335
                                                      ==============     ============     ============      =============

Operating income (loss)                                   $63,371           $59,599         $(14,782)          $108,188
Interest expense                                               --                --           22,428             22,428
                                                      --------------     ------------     ------------      -------------
Earnings (loss) before income taxes                       $63,371           $59,599         $(37,210)           $85,760
                                                      ==============     ============     ============      =============
Assets                                                   $561,253          $507,249         $121,227         $1,189,729
                                                      ==============     ============     ============      =============

Nine months ended September 30, 2001:

Revenues from external customers                         $379,052          $182,195          $42,456           $603,703
Intersegment revenues                                      13,974            17,915               --             31,889
                                                      --------------     ------------     ------------      -------------
Total revenue                                            $393,026          $200,110          $42,456           $635,592
                                                      ==============     ============     ============      =============
Operating income (loss)                                   $51,399           $50,285         $(14,566)           $87,118
Interest expense                                               --                --           24,039             24,039
                                                      --------------     ------------     ------------      -------------
Earnings (loss) before income taxes                       $51,399           $50,285         $(38,605)           $63,079
                                                      ==============     ============     ============      =============
Assets                                                   $445,907          $223,325         $407,997         $1,077,229
                                                      ==============     ============     ============      =============

8. During the nine months ended September 30, 2002 and 2001, the Company repurchased 0.6 million and 1.6 million shares of common stock for an aggregate price of $11.9 million and $34.3 million, respectively.

9. Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2002 and 2001 was $17.1 million and $23.4 million, respectively. Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $62.0 million and $52.8 million, respectively.

10. Cash flows from operating activities of continuing operations is detailed below:

                                                                                        Nine Months Ended September 30,
                                                                                     -------------------------------------
                                                                                           2002                  2001
                                                                                     ---------------        --------------
     Cash flows from operating activities:
              Earnings from continuing operations                                         $58,316                $45,006
              Adjustments to arrive at net cash
                Provided by operating activities:
                   Depreciation and amortization                                           31,010                 35,333
                   Gain on sale of assets                                                    (473)                (1,022)
                   Changes in operating assets and liabilities (net of
                      effects of acquisitions of businesses)                               (6,133)               (46,749)
                                                                                     ---------------        --------------
     Net cash provided by operating activities of continuing operations                   $82,720                $32,568
                                                                                     ===============        ==============

11. For the nine months ended September 30, 2002, depreciation and amortization expense related to continuing operations were $29.8 million and $1.2 million, respectively. For the nine months ended September 30, 2001, depreciation and amortization expense related to continuing operations were $28.4 million and $6.9 million, respectively. The decrease in amortization expense reflects the adoption of SFAS No. 142 on January 1, 2002, for acquisitions prior to June 30, 2001.

12. In October 2002, the Company closed a private placement of long-term debt worth approximately $59.8 million. The debt offering consisted of $38.0 million of U.S. dollar-denominated notes with a coupon rate of 4.57% and
     32.6 million of Swiss Franc-denominated variable rate notes. The notes mature November 2007. The proceeds, which will be drawn in December 2002, will be used to refinance short-term borrowings and current maturities of long-term debt. As a result, $25.5 million of short-term borrowings and $34.3 million of current maturities of long-term debt were classified as long-term debt on the balance sheet as of September 30, 2002.

13. On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. The operating results of the business through February 23, 2001 and the gain from the sale have been reported net of tax in a separate line item "Earnings from discontinued operations" on the statements of earnings. Refer to Note 12 in the Company's annual consolidated financial statements for the year ended December 31, 2001, for additional information. There were no results of discontinued operations reflected in the Company's financial statements for the nine months ended September 30, 2002.

     The results from discontinued operations are as follows (in thousands):

                                                      Three Months Ended              Nine Months Ended
                                                      September 30, 2001             September 30, 2001
                                                      ------------------             ------------------
     Revenue                                                    -                         $ 16,810
     Income taxes                                           $ 482                          $ 6,760
     Earnings from discontinued operations                  $ 859                          $ 8,639

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           CONTINUING OPERATIONS

           Revenue for the quarter ended September 30, 2002 increased by 16.6% to $238.0 million from $204.1 million for the comparable quarter of 2001. For the nine months ended September 30, 2002, revenue increased by 14.4% to $690.7 million from the comparable period of 2001. Revenue for the Flavors and Fragrances segment increased by 7.4% for the quarter and by 8.4% for the nine months ended September 30, 2002 over the comparable periods last year. The Color segment increased revenue by 37.9% for the quarter and by 26.1% for the nine months ended September 30, 2002 over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

           Gross profit increased by 21.4% and by 15.2% for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in the prior year. The increase in gross profit resulted from higher revenue and realized cost savings from the cost improvement programs that began in December 2000, partially offset by increased material costs.

           Selling and administrative expenses as a percent of revenue increased to 17.9% for the three months ended September 30, 2002 compared to 16.8% in the comparable period of 2001. The increase was primarily attributable to the higher selling and administrative expense of acquired businesses, as well as higher incentive based compensation and increased salary expense from newly created management positions in the Color and Flavors and Fragrances segments. For the nine months ended September 30, 2002, selling and administrative costs as a percent of revenue decreased to 17.4% versus 18.4% in the comparable period of 2001. For the nine month period, the improvement came as a result of revenue growth and realized cost savings. The mandatory adoption of SFAS No. 142 reduced selling and administrative expenses for the three and nine month periods. On a comparable basis, assuming SFAS No. 142 had been adopted in 2001, selling and administrative expense, as a percent of revenue, would have been 15.7% and 17.3% for the three and nine months ended September 30, 2001, respectively.

           Operating income for the three months ended September 30, 2002 was $36.9 million, an increase of 18.2% from $31.2 million for the third quarter last year. For the nine months ended September 30, 2002, operating income increased 24.2% to $108.2 million from $87.1 million in the same period last year. The increase in operating income for the three and nine month periods was driven by the combination of higher revenue and realized cost savings. The adoption of SFAS No. 142 also increased operating income by $2.2 million and $6.7 million for the three and nine months ended September 30, 2002, respectively. On a comparable basis, assuming SFAS No. 142 had been adopted in 2001, operating income would have increased by 10.3% and 15.3% for the three and nine months ended September 30, 2002, respectively.

           Favorable foreign exchange rates increased revenue by approximately 2% and 1% for the three and nine months ended September 30, 2002 over the comparable periods last year, respectively. The impact of exchange rates on earnings for both the three and nine month periods ended September 30, 2002 was minimal.

           Interest expense for the three months ended September 30, 2002, declined to $7.2 million from $7.6 million for the third quarter last year. For the nine months ended September 30, 2002, interest expense was $22.4 million, a decrease of 6.7% versus the comparable period last year. The decrease was a result of lower interest rates more than offsetting higher average debt balances.

           The effective income tax rate on continuing operations was 32.0% and 33.5% for the three months ended September 30, 2002 and 2001, respectively. The effective tax rate for the quarter ended September 30, 2002 included a benefit from the adoption of SFAS No. 142 and other nominal adjustments. Reflecting the effect of adopting SFAS No. 142 in 2001, the 2001 third quarter effective tax rate would have been 31.9%. For the nine months ended September 30, 2002 and 2001 the tax rate was 32.0% and 28.7%, respectively. The tax rate for the nine months ended September 30, 2001 reflected an adjustment for the expected settlement of certain tax liabilities. Without the adjustment for the expected settlement of certain tax liabilities and reflecting the effect of adopting SFAS No. 142 in 2001, the 2001 effective tax rate for the nine months ending September 30, 2001 would have been 31.2%.

           DISCONTINUED OPERATIONS

           On February 23, 2001, the Company completed the sale of substantially all the assets of its Red Star Yeast business. A gain from the sale of the business and its results through February 23, 2001 were included net of tax in a separate line item "Earnings from discontinued operations" on the statements of earnings. There were no results of discontinued operations reflected in the Company's financial statements for the nine months ended September 30, 2002.

           SEGMENT INFORMATION

           Flavors & Fragrances - The Flavors & Fragrances segment reported a 7.4% increase in revenue, to $144.9 million for the third quarter of 2002 compared to $134.9 million for the same period last year. Quarterly revenue increased in all major categories with strong growth in fragrances and beverage flavors. The March 2002 acquisition of the flavors and essential oil operations of C. Melchers GmbH & Company also contributed to the increase in revenue for the third quarter. Operating income in the 2002 third quarter of $20.7 million was even with last year's third quarter and operating margins declined 100 basis points, to 14.3%, as a result of increases in raw material costs. For the nine months ended September 30, 2002, revenue increased 8.4% to $426.1 million. Operating income increased 23.3% to $63.4 million from $51.4 million for the same period in 2001 and operating margin increased 180 basis points to 14.9%, due to higher volumes and lower selling and administrative expenses from the cost improvement programs that began in December 2000.

           Color - Revenue for the Color segment increased by 37.9% to $89.2 million in the third quarter of 2002 versus $64.7 million in the same period last year. The increase was driven by the Company's recently acquired technical color businesses, as well as improved food color sales in North America and Europe, growth in the cosmetic product line and strong demand for ink jet inks. Operating income in the third quarter of 2002 was $21.3 million versus $15.4 million from the 2001 third quarter. Operating income as a percent of revenue was 23.8%, even with the comparable quarter last year. Revenue for the nine months ended September 30, 2002 increased by 26.1%, due to the Company's recently acquired technical color businesses as well as growth in the pharmaceutical, cosmetic and natural color product lines, partially offset by softness in sales to food and beverage customers. Operating income increased by 18.5% to $59.6 million, compared to $50.3 million for the same period in 2001, primarily due to the items previously mentioned.

           FINANCIAL CONDITION

           The Company's ratio of debt to total capital was 52.0% as of September 30, 2002, down from 53.3% as of December 31, 2001. The decrease resulted from an increase in shareholders' equity during the nine months that was approximately twice the increase in debt. The current ratio was 2.6x at September 30, 2002, compared with 2.2x at December 31, 2001. The increase resulted from working capital improvements, and the reclassification of $59.8 million of debt to long-term as a result of closing a private placement of long-term debt in October 2002.

           Net cash provided by operating activities of continuing operations was $82.7 million for the nine months ended September 30, 2002, compared to $32.6 million for the nine months ended September 30, 2001. The $50.1 million increase in cash provided by operating activities was primarily due to increased earnings and improvements in net working capital.

           Net cash used in investing activities was $67.1 million for the nine months ended September 30, 2002 compared to net cash provided by investing activities of $85.3 million for the nine months ended September 30, 2001. Cash used in investing activities in 2002 included acquisitions of $48.5 million and capital expenditures of $22.9 million. Net cash provided by investing activities in 2001 included cash proceeds from the sale of the Red Star Yeast division of $110.7 million, which was partially offset by capital expenditures of $24.9 million.

           Net cash used in financing activities was $17.9 million for the nine months ended September 30, 2002, compared with cash used in financing activities of $119.4 million in the comparable period in the prior year. Net borrowings in 2002 of $1.8 million were limited as acquisitions and capital projects were funded primarily with cash flows from operations. During 2001, cash proceeds from the sale of the Red Star Yeast business were used to fund a net reduction of borrowings of $74.6 million and treasury stock purchases of $34.3 million. Dividends of $18.9 million and $19.1 million were paid during the nine months ended September 30, 2002 and 2001, respectively.

           The Company has increased its annual dividend to 56 cents per share from 53 cents per share as a result of its increased profitability and cash flows. The increase is effective for the quarterly dividend of 14 cents per share payable on December 2, 2002, to shareholders of record on November 8, 2002.

           The Company's financial position remains strong, its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expansion programs and dividend payments to shareholders.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the Company's market risk during the quarter ended September 30, 2002. For additional information on market risk, refer to pages 19 and 20 of the Company's 2001 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001.


ITEM 4.    CONTROLS AND PROCEDURES

           The Company maintains a system of disclosure controls and procedures that is designed to assure that information, which is required to be disclosed by the Company, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures within 90 days of the date hereof, and has concluded that the current system of controls and procedures is effective.

           The Company maintains a system of internal controls and procedures for financial reporting. Since the date of management's most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.


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

PART II. OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  (See Exhibit Index following this report.)

         (b) Reports on Form 8-K. A report on Form 8-K was filed on August 13, 2002 to disclose the CEO and CFO certifications related to the Form 10-Q filed on August 13, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SENSIENT TECHNOLOGIES CORPORATION


Date: November 13, 2002                   By:  /s/  John L. Hammond
                                          ---------------------------------
                                          John L. Hammond, Vice President,
                                          Secretary and General Counsel





Date: November 13, 2002                   By:  /s/  Richard F. Hobbs
                                          ---------------------------------
                                          Richard F. Hobbs, Vice President,
                                          Chief Financial Officer and Treasurer

                                 CERTIFICATIONS


I, Kenneth P. Manning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sensient Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     November 13, 2002



By: /s/ Kenneth P. Manning
--------------------------
Kenneth P. Manning, Chairman,
President and Chief Executive Officer

                                 CERTIFICATIONS


I, Richard F. Hobbs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sensient Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002



By: /s/ Richard F. Hobbs
-------------------------------------
Richard F. Hobbs, Vice President,
Chief Financial Officer and Treasurer