Form 10-K
period 2002-12-31
SENSIENT TECHNOLOGIES CORP
filed 2003-03-27
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002	Commission File Number 1-7626

Sensient Technologies Corporation

WISCONSIN	39-0561070
(State of Incorporation)	(IRS Employer Identification Number)

777 EAST WISCONSIN AVENUE
MILWAUKEE, WISCONSIN 53202-5304
(414) 271-6755

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock, $0.10 par value Associated Preferred Share Purchase Rights	New York Stock Exchange, Inc.

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2002 was $1,090,457,501.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

          There were 47,290,349 shares of Common Stock outstanding as of March 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 21, 2003 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K  FOR YEAR ENDED DECEMBER 31, 2002
INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; execution of the Company’s acquisition program and results of newly acquired businesses; the Company’s ability to successfully implement its growth strategies; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry acceptance of price increases; and currency exchange rate fluctuations.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1.   Business

General

              Sensient Technologies Corporation (the “Company”), was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

              The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Act”), and, in accordance with the Act, has filed annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be inspected at the public reference facilities of the Commission at its principal offices at 450 Fifth Street, N.W., Washington, D.C. 20549, and can also be accessed from the web site maintained by the Commission at http://www.sec.gov.  The public may obtain information on operations of the public reference room by calling the Commission at (800) SEC-0330.

              The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.”  Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

              The Company can also be reached at its web site at www.sensient-tech.com.  The Company’s web address is provided as an inactive textual reference only, and the contents of this web site are not incorporated in or otherwise to be regarded as part of this annual report. The Company makes available free of charge on its web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with the Commission.

Description of Business

              The Company is a leading global supplier of colors, flavors and fragrances.  The Company provides innovative value-added products to several dynamic international markets.  Using advanced technologies at facilities around the world, the Company develops formulations and manufactures ingredients for the food and beverage, household products, pharmaceutical, cosmetics, display imaging and specialized printing industries.  The Company’s inkjet inks, synthetic and natural colors, fragrances and flavor systems are supplied to many of the world’s leading manufacturers.  The Company aims to continue to deliver strong results by developing high-performance products, accessing new markets and enhancing operations.

              The Company’s principal products include:

•	flavors, flavor enhancers and bionutrients;
•	fragrances and aroma chemicals;
•	dehydrated vegetables and other food ingredients;
•	natural and synthetic food colors;
•	cosmetic and pharmaceutical additives;
•	inkjet inks, technical colors, and specialty dyes and pigments; and
•	chemicals for laser printing and flat screen displays.

              During 2002, the Company completed four acquisitions that significantly expanded its worldwide operations.   The businesses acquired were: Cardre, Inc., a Plainfield, NJ manufacturer of specialty ingredients used in cosmetics; ECS Specialty Inks and Dyes, a Morges, Switzerland producer and marketer of inks for specialty printing applications; SynTec GmbH, a Wolfen, Germany manufacturer of specialty dyes and chemicals for the imaging industry; and the flavors and essential oil operations of C. Melchers GmbH & Company, based in Bremen, Germany. These operations were acquired for cash in an aggregate amount of approximately $48.5 million (net of cash acquired).  The Company may be required to pay up to 4.6 million euros (approximately $4.8 million) of additional cash consideration subject to the future performance of certain of these businesses.

              On October 18, 2002, the Company announced an increase in its annual cash dividend on its common stock from 53 cents per share to 56 cents per share, commencing with the dividend paid on December 2, 2002.

              The Company’s operations, except for the Asia Pacific Division, are managed on a products and services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. Financial information regarding the Company’s two reportable segments is incorporated by reference to the information set forth on pages 42 through 44 of the Company’s 2002 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

Flavors & Fragrances Group

              The Company is a leading global developer, manufacturer and supplier of flavor and fragrance systems for the food, beverage, pharmaceutical, personal care and household products industries.  The Company’s flavor formulations are used in many of the world’s best-known consumer products.

              The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma and/or other characteristic to a broad range of consumer and other products.  This Group includes the Company’s dehydrated flavors business, which produces ingredients for food processors.

              The Flavors & Fragrances Group operates principally through the Company’s subsidiaries, Sensient Flavors Inc. and Sensient Dehydrated Flavors Company.  The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Ohio, Wisconsin, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

              Strategic acquisitions have expanded the Company’s flavors and fragrances product lines and processing capabilities.  As noted above, in March 2002, the Company acquired the flavors and essential oil operations of C. Melchers GmbH & Company, a supplier of flavors for coffees and teas, as well as essential oils, aroma chemicals and other formulations for flavor, cosmetic and fragrance applications.  In May 1998, the acquisition of substantially all of the assets of the beverage business of German flavor manufacturer Sundi GmbH, with its emphasis on all-natural flavor ingredients, provided the Company with a point of entry into Germany, Europe’s largest flavor market.  In April 1998, the Company acquired DC Flavours Ltd., which further expanded the Company’s savory and flavor technology and worldwide market presence.  In January 1998, the Company acquired Arancia Ingredientes Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients, improving access to the rapidly growing Latin American savory flavor market.

              During 1998 the Company integrated its bioproducts business (which was formerly operated as a separate division) into its Flavors & Fragrances Group. The bioproducts business serves the food, animal feed processing, and bionutrient industries with a broad line of natural extracts and specialty flavors. The Company produces various specialty extracts from yeast, vegetable proteins, meat, milk protein and other natural products which are used primarily as savory flavors, texture modifiers and enhancers in processed foods. The nutritional and functional properties of these extracts also make them useful in enzyme and pharmaceutical production.

              During the quarter ended June 30, 2000, the Company integrated its former Dehydrated Products Division into the Flavors & Fragrances Group.  Operating through its Sensient Dehydrated Flavors business, the Company believes it is the second largest producer of dehydrated onion and garlic products in the United States.  The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry.  In addition, Sensient Dehydrated Flavors is one of the leading dehydrators of specialty vegetables in Europe.  Advanced dehydration technologies utilized by Sensient Dehydrated Flavors permit faster and more effective rehydration of ingredients used in many of today’s popular convenience foods.

Color Group

              The Company is a leading developer, manufacturer and supplier of colors for businesses worldwide.  The Company provides natural and synthetic color systems for use in pharmaceuticals, foods and beverages; colors and other ingredients for cosmetics and pharmaceuticals; and technical colors for industrial applications and digital imaging.

              The Company believes that it is one of the world’s largest producers of synthetic and natural colors, and that it is the world’s leading manufacturer of certified food colors.  The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals.  The Company also makes inkjet inks and other high purity organic dyes used in a wide variety of non-food applications.

              The Color Group operates principally through the Company’s subsidiary, Sensient Colors Inc., which has its principal manufacturing plants in Missouri, California, New Jersey, Ohio, Pennsylvania, Canada, Mexico, France, Germany, Hungary, Italy, Switzerland and the United Kingdom.

              The Color Group operates or plans to operate under the following trade names:

•	Sensient Food Colors (food and beverage colors);
•	Sensient Pharmaceutical Technologies (pharmaceutical colors and coatings);
•	Sensient Imaging Technologies (inkjet inks and specialty dyes and chemicals used for display imaging and specialized printing applications);
•	Sensient Paper Colors (paper dyes and colorants);
•	Sensient Industrial Colors (technical colors used for various industrial applications, such as plastics, leather, wood stains and antifreeze); and
•	Sensient Cosmetic Technologies (cosmetic colors and ingredients, a business which is currently known as LCW).

              The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, and a complete range of synthetic and natural color products constitute the basis for its market leadership position.

              Strategic acquisitions continue to enhance product and process technology synergies, as well as increasing the Color Group’s international presence.  As noted above, in September 2002, the Company acquired the business of Cardre Inc., which expanded the Company’s technology and product offerings in cosmetic color systems.  The acquisitions of ECS Specialty Inks and Dyes in March 2002 and SynTec GmbH in January 2002 have provided a strategic base for the Company’s growing technical colors business in Europe.

              In December 2001, the Company acquired the industrial dye business of Crompton Colors Incorporated, and in so doing expanded its industrial and paper colors businesses.  In November 2001, the Company acquired

Kimberly-Clark Printing Technology (also known as Formulabs), a manufacturer of specialty inks for inkjet inks and industrial applications.

              In January 2000, the Company expanded its European color business by acquiring Dr. Marcus GmbH, a leading manufacturer of natural colors located near Hamburg, Germany.  Also during that month, the Company completed the acquisition of Monarch Food Colors, a manufacturer of colors for the food, pharmaceutical and cosmetic industries located in High Ridge, Missouri.

              In August 1999, the Company acquired certain assets of Nino Fornaciari fu Riccardo SNC, an Italian producer of natural colors for the food and beverage industries.  This acquisition, together with the purchase of Italian natural color producer Reggiana Antociani S.R.L. in September 1998, strengthened the Company’s offerings in natural colors, the fastest growing segment of the worldwide food colors market.

              In April 1999, the Company acquired Pointing Holdings Limited, a manufacturer of food colors located in the United Kingdom.  The Pointing international color business significantly strengthened the Company’s worldwide color capabilities.  In February 1999, the Company grew its cosmetics business through the purchase of Les Colorants Wackherr, a Paris, France-based producer of colors for major cosmetics houses throughout Europe, Asia and North America. Also during that month, the Company further developed its natural colors offerings by acquiring certain assets of Quimica Universal, a Peruvian producer of carminic acid and annatto, natural colors used in food and other applications.

              The Company became a supplier of inkjet inks for the inkjet printer market with the acquisition of Tricon Colors in 1997.  Also in 1997, the Company strengthened its presence in Latin America by acquiring certain assets of the food color business of Pyosa, S.A. de C.V., located in Monterrey, Mexico.

Asia Pacific Division

              The Asia Pacific Division focuses on marketing the Company’s diverse product line in the Pacific Rim under one name. Through its Asia Pacific Division, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions are managed through the Asia Pacific Division’s headquarters in Singapore. Manufacturing operations are located in Australia, China, New Zealand, and the Philippines.

              In 2001, the Asia Pacific Division incorporated Sensient India Private Limited and opened a new sales office in Mumbai, India.  Additional sales offices are located in Australia, China, Hong Kong, Japan and Thailand.

Research and Development/Quality Assurance

              The development of specialized products and services is a complex technical process calling upon the combined knowledge and talents of the Company’s research, development and quality assurance personnel. The Company believes that its competitive advantage lies in its ability to work with its customers to develop and deliver high-performance products that address the distinct needs of those customers.

              The Company’s research, development and quality assurance personnel make significant contributions toward improving existing products and developing new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2002, the Company employed approximately 481 people in research, development and quality assurance.

              Expenditures for research and development related to continuing operations in calendar year 2002 were $21,195,000, compared with $16,705,000 in the year ended December 31, 2001, and $18,294,000 in the year ended December 31, 2000.

              As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Sites currently certified include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom.

Products and Application Activities

              The Company’s strategic focus is on the manufacture and marketing of high-performance components that bring life to products.  Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products.  Many of the proprietary processes and formulae developed by the Company are maintained as trade secrets and under secrecy agreements with customers.

              Lower calorie ingredients and sweeteners for dairy, food and beverage applications are subjects of development activity for the Flavors & Fragrances Group.  Formulations for functional and textured beverages and flavors for snack and main meal items offer opportunities as well.  Development of savory flavors accelerated with the integration of the Company’s BioProducts Division in 1998 and the Dehydrated Products Division in 2000.  The development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

              The natural food color market is an important target for the Color Group.  The acquisitions of Reggiana, Forniciari and Dr. Marcus (as previously discussed) have provided new technologies in the extraction and purification of natural colors and have enabled rapid growth in the beverage, dairy and snack food segments.  Recent expansion of the Color Group’s purification technology will also open further opportunities in the inkjet ink market.

Raw Materials

              The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are primarily obtained from local vendors. Flavor enhancers and secondary flavors are produced from yeast and vegetable materials such as corn and soybeans.  Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.

              The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

Competition

              All Company products are sold in highly competitive markets. While no single factor is determinative, the Company’s competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support. Because of its highly differentiated products, the Company competes with only a few companies across multiple product lines, and is more likely to encounter competition specific to an individual product.

•

Flavors and Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single company in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price.  Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors in other countries.  Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

•

Color.  Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes or natural colors.  The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of inkjet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against two main domestic competitors in supplying inkjet inks and believes it gains an advantage as a low cost, high quality supplier.

•

Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Division, the Company is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

              The information appearing under the heading “Geographic Information” in Note 12 to the Consolidated Financial Statements of the Company, which appears on page 44 of the Company’s 2002 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

              The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.

Employees

              As of December 31, 2002, the Company employed 3,572 persons worldwide.

Regulation

              Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report. Compliance is not expected to have a material adverse effect in the succeeding two years as well. The production, packaging, labeling and distribution of certain of the products of the Company are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration.

Item 2.   Properties

              The following table sets forth information as to the principal properties of the Company and its subsidiaries.  All properties are owned except as otherwise indicated below.  All facilities are considered to be in good condition and suitable for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION

UNITED STATES
California
Escondido	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors
Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors
Indiana
Indianapolis (2)	Flavors & Fragrances	Production, sales and R&D/flavors
Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers
Missouri
St. Louis (2)*	Color	Production, R&D and sales/natural and synthetic colors
St. Louis*	Flavors & Fragrances	Distribution/flavors
New Jersey
Elmwood Park	Color	Production and sales/colors, dyes and inkjet products
South Plainfield (3) **	Color	Production and sales/cosmetic and pharmaceutical colors and ingredients
North Carolina
Charlotte*	Color	Sales/technical dyes for non-food applications
Ohio
Fairfield	Flavors & Fragrances	Production/flavors
Piqua	Color	Production/specialty inks
Pennsylvania
Birdsboro	Color	Production and research and development/technical dyes for non-food applications
Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

LOCATION	GROUP/DIVISION	FUNCTION

INTERNATIONAL
Argentina
Buenos Aires*	Color	Sales/natural and synthetic colors
Australia
Keysborough	Asia Pacific	Production, research and development and sales/colors and flavors
Sydney*	Asia Pacific	Sales
Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors
Brazil
São Paulo*	Color	Sales/natural and synthetic colors
Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Sales/natural and synthetic colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors
Rexdale, Ontario (2)*	Flavors & Fragrances	Production/ingredients and flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors
China
Beijing*	Asia Pacific	Sales/colors and flavors
Guangzhou*	Asia Pacific	Production, R&D and sales/colors and flavors
Hong Kong*	Asia Pacific	Sales/colors and flavors
Shanghai*	Asia Pacific	R&D and sales/colors and flavors
Czech Republic
Prague*	Color	Sales/natural and synthetic colors
England
Kings Lynn (2)*	Color	Production, R&D and sales/synthetic and natural colors and dyes
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts
France
Montigny Le Bretonneux*	Flavors & Fragrances	R&D and sales/flavors
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

LOCATION	GROUP/DIVISION	FUNCTION

INTERNATIONAL (Continued)
Germany
Bremen (3)*	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/natural and synthetic colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals
Hungary
Budapest	Color	Production/natural and synthetic colors
India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors
Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production and sales/natural colors
Japan
Osaka*	Asia Pacific	Sales/colors and flavors
Ibaragi	Asia Pacific	Production, R&D and sales/colors and flavors
Yokohoma*	Asia Pacific	Sales/colors and flavors
Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/synthetic and natural colors
Tijuana*	Color	Production/inkjet inks and specialty inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances
The Netherlands
Amersfoort*	Color	Sales/natural and synthetic colors
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/dehydrated and other flavors
New Zealand
Auckland	Asia Pacific	Production/flavors
Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending
Poland
Warszawa*	Color	Sales/natural and synthetic colors
Romania
Morazia*	Color	Sales/natural and synthetic colors
Singapore
Singapore*	Asia Pacific	R&D and sales/colors and flavors

LOCATION	GROUP/DIVISION	FUNCTION

INTERNATIONAL (Continued)
South Africa
Johannesburg*	Color	Production and sales/natural and synthetic colors
Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, research and development and sales/fragrances and aromatic chemicals
Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors
Switzerland
Morges*	Color	Production, R&D and sales/ technical colors
Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors
Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

*Indicates one leased property at the location.
**Indicates two leased properties at the location.

Item 3.   Legal Proceedings

              The Company is a party to various legal proceedings related to its business. The Company believes that adverse decisions in these proceedings would not, individually or in the aggregate, subject the Company to damages of a material amount.

Item 4.   Submission of Matters to a Vote of Security Holders

              There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Registrant

              The executive officers of the Company and their ages as of March 1, 2003 are as follows:

Name	Age	Position

Kenneth P. Manning	61	Chairman, President and Chief Executive Officer
Richard Carney	52	Vice President - Administration
John L. Hammond	56	Vice President, Secretary and General Counsel
Richard F. Hobbs	55	Vice President, Chief Financial Officer and Treasurer
Johannes Kleppers	46	President - Flavors & Fragrances Group
Richard J. Malin	36	Assistant Treasurer
Thomas J. O’Brien	44	President - Color Group
Ralph G. Pickles	56	President - Asia Pacific Division
Stephen J. Rolfs	38	Vice President, Controller and Chief Accounting Officer
Dr. Ho-Seung Yang	55	Vice President - Technologies

              The Company has employed all of the individuals named above for at least the past five years, except Messrs. Kleppers and O’Brien.

              Mr. Kleppers joined the Company in June 2000 as General Manager of the Company’s United Kingdom flavors business.  In January 2001, Mr. Kleppers became General Manager of the Company’s European flavors and fragrances business, and in September 2001, Mr. Kleppers was appointed as President of the Company’s Flavors & Fragrances Group.  Prior to joining the Company, Mr. Kleppers had been Vice President, Flavors and Fragrances Europe, for Bush Boake Allen Ltd. since January 1996.

              Mr. O’Brien joined the Company in April 2002 as Vice President and General Manager of the Company’s Color Group Technical Dyes business.  He was promoted to President of the Color Group on June 1, 2002.  Prior to joining the Company, Mr. O’Brien served since 1989 in a variety of executive and managerial positions with Sun Chemical Corporation.

PART II

Item 5.   Market for the Registrant’s Common Stock and Related Stockholder Matters

              The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2001 and 2002 appearing under “Common Stock Prices and Dividends” on page 47of the 2002 Annual Report to Shareholders are incorporated by reference.  In  2002, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

              On February 10, 2000, the Board of Directors established a share repurchase program that authorizes the Company to repurchase up to five million shares of the Company’s common stock.  As of March 10, 2003, 4,896,400 shares had been repurchased under this program.   On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares.  As of March 10, 2003, no shares had been repurchased under this authorization.

              On June 25, 1998, the Board of Directors of the Company adopted a preferred stock shareholder rights plan, which is described in Note 7 to the Consolidated Financial Statements - “Shareholders’ Equity” on page 39 of the 2002 Annual Report to Shareholders, which is incorporated by reference.

              The number of shareholders of record on January 31, 2003 was 4,366.

              Information regarding the Company’s equity compensation plans appears in Item 12 of Part III of this annual report.

Item 6.   Selected Financial Data

              The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 48 and 49 of the 2002 Annual Report to Shareholders.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

              The information required by this item is set forth under “Management’s Analysis of Operations and Financial Condition” on pages 21 through 27 of the 2002 Annual Report to Shareholders and is incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

              The information required by this item is set forth under “Market Risk Factors” on pages 25 and 26 of the 2002 Annual Report to Shareholders and is incorporated by reference.

Item 8.   Financial Statements and Supplementary Data

              The financial statements and supplementary data required by this item are set forth on pages 28 through 45 of the 2002 Annual Report to Shareholders and are incorporated by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

              Information regarding directors and officers appearing under “Election of Directors” and  “Section 16(a) Beneficial Ownership Reporting Compliance” on pages two through five and page 19, respectively, of the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 21, 2003 (“Proxy Statement”), is incorporated by reference.  Additional information regarding executive officers appears at the end of Part I above.

Item 11.  Executive Compensation

              Information relating to compensation of directors and officers is incorporated by reference from “Director Compensation and Benefits” on page seven and eight of the Proxy Statement and “Executive Compensation” on pages 15 through 17 of the Proxy Statement.  Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the third paragraph on page six of the Proxy Statement under the heading “Committees of the Board of Directors.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

              The discussion of securities ownership of certain beneficial owners and management appearing under “Principal Shareholders” on pages 11 and 12 of the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information

              The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)		(c)
Equity compensation plans approved by the Company’s stock holders	2,928,351	$19.88	(1)	3,168,224	(2)
Equity compensation plans not approved by the Company’s stock holders (3)	—	—		27,000	(3)
Total	2,928,351	—		3,195,224

(1)	Excludes deferred shares, which have no exercise price.

(2)

Includes the following: (i) up to 218,046 shares that may be issued in the form of restricted stock under the Company’s 1994 Employee Stock Plan; (ii) up to 164,804 shares that may be issued in the form of restricted stock under the Company’s 1998 Employee Stock Plan; (iii) up to 600,000 shares that may be issued in the form of restricted stock under the Company’s 2002 Stock Option Plan; and (iv) up to 195,374 shares of deferred stock issuable under the 1999 Amended and Restated Directors Deferred Compensation Plan.

(3)

Refers to shares of restricted stock that may be issued under the Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (the “Plan”), a copy of which was filed as Exhibit 10.1(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The following summary of the material features of the Plan is qualified in its entirety by reference to the full text of the plan.

The Plan provides generally that each person who is a Non-Employee Director of the Company immediately following the Annual Meeting of Shareholders of the Company will, without further action by the Board or the Nominating Committee of the Board, receive 300 shares of common stock.  (Directors who participate in the Plan are referred to as “Participants.”)  The term “Non-Employee Director” is defined in the Plan with reference to Rule 16b-3 of the Securities Exchange Act of 1934, and generally includes directors who are neither officers nor employees of the Company and are not involved in specified business or professional relationships with the Company.

          The shares will not be transferable and will be subject to automatic forfeiture only in the event the participant is removed from the Board for cause before the shares are vested.  The transfer restriction and the for cause forfeiture provision will lapse, and the shares will vest, with respect to one-third of the shares of common stock on the date of each of the following three annual meetings of stockholders, if the participant continuously serves as a member of the Board until such annual meeting date.  (The period until the transfer restriction and the forfeiture provision on the shares lapses is referred to below as the “Period of Restriction”).

          If a participant ceases to serve as a Non-Employee Director of the Company due to death, disability, voluntary retirement or retirement required under any mandatory policy of the Company then in effect, or for any other reason other than removal of the participant from the Board for cause, the Period of Restriction will immediately lapse.

          If a participant ceases to serve as a Non-Employee Director of the Company due to removal from the Board for cause in accordance with the procedures for certain bad acts of the participant, any shares of common stock with respect to which the Period of Restriction has not yet lapsed will be immediately and automatically forfeited to the Company.

In the event of a Change of Control (as defined in the Plan), the Period of Restriction will lapse immediately prior to the consummation of the transaction constituting the Change of Control.

          During the Period of Restriction, participants holding shares of common stock granted under the Plan may exercise full voting rights and will be entitled to receive all dividends and other distributions paid in respect of those shares.  If any dividends or distributions are paid in shares of common stock, the shares will be subject to the same restrictions on transferability as the shares of common stock in respect of which they were paid.

          Up to 30,000 shares of common stock were initially available for issuance under the Plan.  The aggregate number of shares of common stock reserved and available for issuance is subject to adjustment in the event of any stock dividend or split, recapitalization, merger, consolidation, combination, spin-off, split-up, exchange of shares or other similar corporate change which affects the total number of shares outstanding.

          The Plan is administered by the Nominating and Corporate Governance Committee of the Board of Directors.  The Plan will remain in effect until all common stock subject to it has been acquired, unless terminated earlier by the Board.  The Board may at any time amend, alter, suspend, discontinue or terminate the Plan.

Item 13.   Certain Relationships and Related Transactions

              There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated.  No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period January 1, 2002 through December 31, 2002, or in any such proposed transaction, except as described under “Certain Relationships and Related Transactions on page 19 of the Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.   Controls and Procedures

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

              The Company maintains a system of internal controls and procedures for financial reporting.  Since the date of management’s most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed:

1. and 2:	Financial Statements and Financial Statement Schedules. See below for “List of Financial Statements and Financial Statement Schedules.”

3. Exhibits:

See Exhibit Index following this report.  With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries are filed herewith because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(b)	No reports on Form 8-K were filed during the last quarter of 2002.

List of Financial Statements and Financial Statement Schedules

Page Reference in 2002 Annual Report To Shareholders

1. Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2002:

Independent Auditors’ Report	46

Consolidated Balance Sheets-December 31, 2002 and 2001	29

Consolidated Statements of Earnings - Years ended December 31, 2002, 2001 and 2000	28

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2002, 2001 and 2000	30-31

Consolidated Statements of Cash Flows-Years ended December 31, 2002, 2001 and 2000	32

Notes to Consolidated Financial Statements	33-45

Page Reference in Form 10-K

2. Financial Statement Schedules

Independent Auditors’ Report	18

Schedule II - Valuation and Qualifying Accounts and Reserves	18

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

To the Shareholders and Board of Directors
of Sensient Technologies Corporation:

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 13, 2003, which report includes an explanatory paragraph as to the adoption in 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and the change in accounting in 2000 of amortizing unrecognized net gains and losses related to the Company’s obligation for postretirement benefits.  Such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of Sensient Technologies Corporation, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 13, 2003

Schedule II
Valuation and Qualifying Accounts (in thousands); Years 2002, 2001, 2000

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period

2000
Allowance for Losses:
Trade accounts receivable	$4,051	$826	$—	$2,029	$2,848
2001
Allowance for losses:
Trade accounts receivable	$2,848	$782	$1,049	$619	$4,060
2002
Allowance for losses:
Trade accounts receivable	$4,060	$1,294	$252	$721	$4,885

(A) Accounts written off, less recoveries and reclassification of net assets held for sale in 2000.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

	By:	/s/ JOHN L. HAMMOND

John L. Hammond Vice President, Secretary & General Counsel
Dated: March 27, 2003

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 27, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ KENNETH P. MANNING

Kenneth P. Manning Chairman of the Board, President and Chief Executive Officer

/s/ RICHARD F. HOBBS

Richard F. Hobbs Vice President, Chief Financial Officer and Treasurer

/s/ RICHARD A. ABDOO

Richard A. Abdoo Director

/s/ MICHAEL E. BATTEN

Michael E. Batten Director

/s/ JOHN F. BERGSTROM

John F. Bergstrom Director

/s/ FERGUS M. CLYDESDALE

Fergus M. Clydesdale Director

/s/ JAMES A.D. CROFT

James A.D. Croft Director

/s/ ALBERTO FERNANDEZ

Alberto Fernandez Director

/s/ JAMES L. FORBES

James L. Forbes Director

/s/ WILLIAM V. HICKEY

William V. Hickey Director

/s/ ROBERT J. O’TOOLE

Robert J. O’Toole Director

/s/ ESSIE WHITELAW

Essie Whitelaw Director

CERTIFICATIONS

I, Kenneth P. Manning, certify that:

1.	I have reviewed this annual report on Form 10-K of Sensient Technologies Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent  evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors  (or persons performing the  equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ KENNETH P. MANNING

Kenneth P. Manning, Chairman, President and Chief Executive Officer

I, Richard F. Hobbs, certify that:

1.	I have reviewed this annual report on Form 10-K of Sensient Technologies Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ RICHARD F. HOBBS

Richard F. Hobbs, Vice President, Chief Financial Officer and Treasurer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 26, 2001	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No.1-7626)

3.2	By-Laws of Sensient Technologies Corporation		X

4.1	Rights Agreement, dated as of August 6, 1998 between Registrant and Firstar Trust Company	Exhibit 1.1 to Registration Statement on Form 8-A dated July 20, 1998 (Commission File No. 1-7626)

4.1(1)

Amendment dated as of November 6, 2000, to the Rights Agreement dated as of August 6, 1998, between Registrant and Wells Fargo Bank Minnesota, N.A. (as Successor to Firstar Trust Company), as Rights Agent

Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 1-7626)

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract between Registrant and Kenneth P. Manning dated November 11, 1999	Exhibit 10.2(a) to Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers	Exhibit 10.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Exhibit 10.1(w) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1990 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(d) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1990 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(d)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1 (e)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1998 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(g)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(i)	Amended and Restated Directors Deferred Compensation Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(i)(1)	Amendment No. 1 to the Directors Deferred Compensation Plan dated December 12, 2000	Exhibit 10.1(h)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10. 1(j)	Amended and Restated Management Income Deferral Plan, dated December 31, 2002		X

10.1(k)	Amended and Restated Executive Income Deferral Plan, dated December 31, 2002		X

10. 1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(m)	Trust Agreement, including Changes upon Appointment of Successor Trustee dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No- 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(o)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(p)	Incentive Compensation Plan for Elected Corporate Officers	Appendix C to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(p)(1)	Amendment No. 1 to the Incentive Compensation Plan for Elected Corporate Officers dated December 12, 2000	Exhibit 10.1(o)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(q)	Form of Management Incentive Plan for Group and Division Presidents	Exhibit 10.2 (s) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(q)(1)	Amendment No. 1 to the Management Incentive Plan for Group and Division Presidents dated December 12, 2000	Exhibit 10.1(p)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(r)	Form of Management Incentive Plan for Corporate Management	Exhibit 10.2(t) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(r)1)	Amendment No. 1 to Management Incentive Plan for Corporate Management dated December 12, 2000	Exhibit 10.1(q)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(s)	Form of Management Incentive Plan for Group and Division Management	Exhibit 10.2(u) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(s)(1)	Amendment No. 1 to Management Incentive Plan for Group and Division Management dated December 12, 2000	Exhibit 10.1(r)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A)	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(u)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B)	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(v)	Universal Foods Corporation Supplemental Benefit Plan, including Amendment No. 1 thereto dated September 10, 1998	Exhibit 10.2(w) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)	Amendment No. 2 to Supplemental Benefit Plan dated December 12, 2000	Exhibit 10.1(u)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)	Universal Foods Corporation Transition Retirement Plan, including Amendment No. 1 thereto, dated September 10, 1998	Exhibit 10.2(x) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(w)(1)	Amendment No. 2 to the Transition Retirement Plan dated December 12, 2000	Exhibit 10.1(v)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)(2)	Amendment No. 3 to the Transition Retirement Plan dated August 16, 2002		X

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(w)(3)	Amendment No. 4 to the Transition Retirement Plan dated December 26, 2002		X

13.1	Portions of Annual Report to Shareholders for the year ending December 31, 2002 that are incorporated by reference		X

21	Subsidiaries of the Registrant		X

23	Consent of Deloitte & Touche LLP		X

99.1

Notice of Annual Meeting and Proxy Statement dated March 21, 2003. Except to the extent specifically incorporated by reference herein, the Proxy Statement shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K

Filed on Schedule 14A dated March 21, 2003 (Commission File No. 1-7626)

99.2	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer pursuant to 18 United States Code § 1350		X