Form 10-Q
period 2003-03-31
SENSIENT TECHNOLOGIES CORP
filed 2003-05-14
CIK 310142

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2003
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number: 1-7626
                                                 ------


                        SENSIENT TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                                      39-0561070
-------------------------                      ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
   Yes  X  No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                 Class                             Outstanding at April 30, 2003
------------------------------------------         -----------------------------
Common Stock, par value $0.10 per share                   47,119,974 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX

                                                                              Page No.
                                                                              --------
PART I. FINANCIAL INFORMATION:

       Item 1. Financial Statements:
               Consolidated Condensed Statements of Earnings
               - Three Months Ended March 31, 2003 and 2002.                     1

               Consolidated Condensed Balance Sheets
               - March 31, 2003 and December 31, 2002.                           2

               Consolidated Condensed Statements of Cash Flows
               - Three Months Ended March 31, 2003 and 2002.                     3

               Notes to Consolidated Condensed Financial Statements.             4

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                        7

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.       9

       Item 4. Controls and Procedures.                                          9


PART II. OTHER INFORMATION:

       Item 6. Exhibits and Reports on Form 8-K.                                10

               Signatures.                                                      10

               Certifications.                                                  11

               Exhibit Index.                                                   13

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                         -----------------------
                                                           2003           2002
                                                         --------       --------
Revenue                                                  $235,097       $213,123

Cost of products sold                                     157,593        142,526

Selling and administrative expenses                        42,570         38,062
                                                         --------       --------
Operating income                                           34,934         32,535

Interest expense                                            7,245          7,616
                                                         --------       --------
Earnings before income taxes                               27,689         24,919

Income taxes                                                7,227          7,974
                                                         --------       --------
Net earnings                                             $ 20,462       $ 16,945
                                                         ========       ========

Average number of common shares outstanding:

           Basic                                           47,058         47,344
                                                         ========       ========
           Diluted                                         47,398         47,670
                                                         ========       ========

Earnings per common share:
           Basic                                         $    .43       $    .36
                                                         ========       ========
           Diluted                                       $    .43       $    .36
                                                         ========       ========
Dividends per common share                               $  .1400       $  .1325
                                                         ========       ========


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                 March 31,       December 31,
      ASSETS                                                       2003              2002
      ------                                                    -----------      -----------
CURRENT ASSETS:
      Cash and cash equivalents                                 $     4,557      $     2,103
      Trade accounts receivable, net                                168,549          160,155
      Inventories                                                   273,673          269,701
      Prepaid expenses and other current assets                      46,484           43,619
                                                                -----------      -----------
           TOTAL CURRENT ASSETS                                     493,263          475,578
                                                                -----------      -----------
OTHER ASSETS                                                         90,031           85,679

GOODWILL                                                            385,469          384,241

INTANGIBLE ASSETS, NET                                               13,014           13,235

PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                              181,262          182,464
    Machinery and equipment                                         482,346          462,925
                                                                -----------      -----------
                                                                    663,608          645,389
      Less accumulated depreciation                                (325,928)        (314,151)
                                                                -----------      -----------
                                                                    337,680          331,238
                                                                -----------      -----------
TOTAL ASSETS                                                    $ 1,319,457      $ 1,289,971
                                                                ===========      ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
      Trade accounts payable                                    $    50,181      $    55,546
      Accrued salaries, wages and withholdings from employees       10,425           14,197
      Other accrued expenses                                         68,255           65,069
      Income taxes                                                   27,172           27,526
      Short-term borrowings                                          56,223           34,618
      Current maturities of long-term debt                           12,290           12,374
                                                                -----------      -----------
           TOTAL CURRENT LIABILITIES                                224,546          209,330

DEFERRED INCOME TAXES                                                11,839           10,942

OTHER LIABILITIES                                                    20,056           18,694

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                37,368           39,940

LONG-TERM DEBT                                                      514,446          511,707

SHAREHOLDERS' EQUITY:
      Common stock                                                    5,396            5,396
      Additional paid-in capital                                     72,374           72,390
      Earnings reinvested in the business                           635,224          621,525
      Treasury stock, at cost                                      (139,243)        (137,074)
      Unearned portion of restricted stock                           (2,737)          (2,951)
      Accumulated other comprehensive income (loss)                 (59,812)         (59,928)
                                                                -----------      -----------
           TOTAL SHAREHOLDERS' EQUITY                               511,202          499,358
                                                                -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,319,457      $ 1,289,971
                                                                ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months
                                                                     Ended March 31,
                                                                 ----------------------
                                                                   2003          2002
                                                                 --------      --------
Net cash provided by operating activities                        $    853      $ 23,371
                                                                 --------      --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                   (10,336)       (5,099)
   Acquisition of new businesses (net of cash acquired)            (4,107)      (43,374)
   Proceeds from sale of assets                                     1,948         3,492
   Decrease in other assets                                            68            26
                                                                 --------      --------
Net cash used in investing activities                             (12,427)      (44,955)
                                                                 --------      --------

Cash flows from financing activities:
   Proceeds from additional borrowings                             23,232        22,554
   Reduction in debt                                                 (691)         (313)
   Purchase of treasury stock                                      (4,969)           --
   Dividends paid                                                  (6,763)       (6,286)
   Proceeds from options exercised and other                        2,693         3,447
                                                                 --------      --------
Net cash provided by financing activities                          13,502        19,402
                                                                 --------      --------
Effect of exchange rate changes on cash and cash equivalents          526           (84)
                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                2,454        (2,266)
Cash and cash equivalents at beginning of period                    2,103         2,317
                                                                 --------      --------
Cash and cash equivalents at end of period                       $  4,557      $     51
                                                                 ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                    $  2,705      $  3,069
     Income taxes                                                   5,987         6,234

   Liabilities assumed in acquisitions                           $     --      $ 10,539


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

      Certain amounts as previously presented have been reclassified to conform to the current period presentation.

      Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2002, for additional details of the Company's financial condition and a description of the Company's accounting policies, which have been continued without change.

2.    Inventories

      At March 31, 2003 and December 31, 2002, inventories included finished and in-process products totaling $201.9 million and $195.9 million, respectively, and raw materials and supplies of $71.8 million and $73.8 million, respectively.

3.    Segment Information

      Operating results and the related assets by segment for the periods presented are as follows:

     (In thousands)                     Flavors &                     Corporate
                                        Fragrances       Color         & Other      Consolidated
                                        ----------     ----------     ----------    ------------
Three months ended March 31, 2003:

Revenues from external customers        $  133,966     $   86,153     $   14,978      $  235,097
Intersegment revenues                        5,562          3,415             --           8,977
                                        ----------     ----------     ----------      ----------
Total revenue                           $  139,528     $   89,568     $   14,978      $  244,074
                                        ==========     ==========     ==========      ==========
Operating income (loss)                 $   20,028     $   20,196     $   (5,290)     $   34,934
Interest expense                                --             --          7,245           7,245
                                        ----------     ----------     ----------      ----------
Earnings (loss) before income taxes     $   20,028     $   20,196     $  (12,535)     $   27,689
                                        ==========     ==========     ==========      ==========
Assets                                  $  611,328     $  560,058     $  148,071      $1,319,457
                                        ==========     ==========     ==========      ==========
Three months ended March 31, 2002:

Revenues from external customers        $  128,877     $   70,497     $   13,749      $  213,123
Intersegment revenues                        5,005          5,391             --          10,396
                                        ----------     ----------     ----------      ----------
Total revenue                           $  133,882     $   75,888     $   13,749      $  223,519
                                        ==========     ==========     ==========      ==========
Operating income (loss)                 $   18,937     $   17,789     $   (4,191)     $   32,535
Interest expense                                --             --          7,616           7,616
                                        ----------     ----------     ----------      ----------
Earnings (loss) before income taxes     $   18,937     $   17,789     $  (11,807)     $   24,919
                                        ==========     ==========     ==========      ==========
Assets                                  $  532,353     $  494,456     $  118,590      $1,145,399
                                        ==========     ==========     ==========      ==========

4.    Acquisitions

      During the first three months of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million (net of cash acquired). The Company has not completed the purchase price allocation related to the acquisition.

      During the first three months of 2002, the Company acquired three businesses for cash in an aggregate amount of $43.4 million (net of cash acquired). The businesses acquired were ECS Specialty Inks and Dyes, a producer and marketer of inks for specialty printing applications, the flavors and essential oil operations of C. Melchers GmbH & Company, and SynTec GmbH, a manufacturer of specialty dyes and chemicals for the imaging industry. The Company may be required to pay up to 4.6 million Euro ($4.9 million) of additional cash consideration for the 2002 acquisitions subject to specific performance targets in the first two years following the acquisitions.

5.    Shareholders' Equity Disclosures

      During the three months ended March 31, 2003, the Company repurchased 0.3 million shares of its common stock for an aggregate price of $5.0 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2002.

      Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $20.6 million and $17.2 million, respectively.

6.    Stock Plans

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Stock options are granted at prices equal to the fair value of the Company's common stock on the dates of grant. Accordingly, no significant compensation cost has been recognized for the grant of stock options under the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                           Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2003             2002
                                                   ----------        ----------
Net earnings:
   As reported                                     $   20,462        $   16,945
   Add:  reported stock compensation
         expense - net of tax                             132               106
   Less: fair value stock compensation
         expense - net of tax                            (487)             (599)
                                                   ----------        ----------
   Pro forma net earnings                          $   19,975        $   16,346
                                                   ==========        ==========

Earnings per common share:
   Basic as reported                               $      .43        $      .36
   Less: net impact of fair value stock
         expense - net of tax                            (.01)             (.01)
                                                   ----------        ----------
   Basic pro forma                                 $      .42        $      .35

   Diluted as reported                             $      .43        $      .36
   Less: net impact of fair value stock
         expense - net of tax                            (.01)             (.02)
                                                   ----------        ----------
   Diluted pro forma                               $      .42        $      .34

7.    Cash Flows from Operating Activities

      Cash flows from operating activities are detailed below:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    2003                2002
                                                                  --------            --------
Cash flows from operating activities:
      Net earnings                                                $ 20,462            $ 16,945
      Adjustments to arrive at net cash provided
        by operating activities:
          Depreciation and amortization                             11,074               9,680
          Gain on sale of assets                                    (1,470)               (111)
          Changes in operating assets and liabilities (net of
            effects of acquisitions of businesses)                 (29,213)             (3,143)
                                                                  --------            --------

Net cash provided by operating activities                         $    853            $ 23,371
                                                                  ========            ========


8.    Guarantees

      In connection with the sale of substantially all of the Company's Yeast business on February 23, 2001, the Company has provided the buyer of these operations with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims including, but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company's liability related to these provisions is capped at approximately 35% of the consideration received in the transaction. In cases where the Company believes it is probable that payments will be required under these provisions, a liability was recognized at the time of the asset sale. The Company believes that the probability of incurring payments under these provisions in excess of the amount of the liability recorded is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        Revenue for the quarter ended March 31, 2003 increased by 10.3% to $235.1 million from $213.1 million for the comparable quarter of 2002. Revenue for the Flavors & Fragrances segment increased 4.2% for the quarter over the comparable period last year. The Color segment increased revenue by 18.0% for the quarter over the comparable period last year. Additional information on group results can be found in the Segment Information section.

        Gross profit margin for the quarter ended March 31, 2003 was 33.0%, which was consistent with the gross profit margin of 33.1% for the same period last year.

        Selling and administrative expenses as a percent of revenue increased to 18.1% for the three months ended March 31, 2003 compared to 17.9% in the comparable period of 2002. The increase was primarily attributable to currency fluctuations.

        Operating income for the three months ended March 31, 2003 was $34.9 million, an increase of 7.4% from $32.5 million for the third quarter last year.

        Favorable foreign exchange rates increased revenue and operating income by approximately 5% and 4%, respectively, for the three months ended March 31, 2003 over the comparable period last year.

        Interest expense for the three months ended March 31, 2003 declined to $7.2 million from $7.6 million for the first quarter last year. The decrease was a result of lower interest rates more than offsetting higher average debt balances.

        The effective income tax rate was 26.1% and 32.0% for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate for the quarter ended March 31, 2003 was reduced by the favorable settlement of certain prior year tax matters. Management expects the effective tax rate for the remainder of 2003 to be 32.0%.

        SEGMENT INFORMATION

        Flavors & Fragrances - The Flavors & Fragrances segment reported a 4.2% increase in revenue, to $139.5 million for the first quarter of 2003 compared to $133.9 million for the same period last year. Favorable foreign exchange rates resulted in a 5.2% increase in revenue and acquired businesses contributed a 2.7% increase in revenue. Higher revenue as a result of these factors was offset by soft U.S. demand for flavors. Operating income in the quarter of $20.0 million increased 5.8% compared to last year and operating margins increased 30 basis points, to 14.3%. Profit within the European flavor operations improved by $1.6 million excluding foreign currency effects, with every significant profit center reporting higher profitability. Operating income in the dehydrated flavors business improved by $.7 million as a result of operating efficiencies and a favorable 2002 harvest. These gains were partially offset by decreases within the traditional U.S. flavor business.

        Color - Revenue for the Color segment increased by $13.7 million, or 18.0% to $89.6 million in the first quarter of 2003. Approximately 40% of the increase was attributable to organic growth in the North American food color and inkjet ink product lines. Foreign exchange and acquisitions each contributed approximately 30% of the increase in revenue. Operating income in the first quarter of 2003 was $20.2 million versus $17.8 million from the 2002 first quarter. Operating income as a percent of revenue was 22.5%, a decrease of 90 basis points from the comparable quarter last year primarily as a result of lower gross margins realized in the technical color business during the quarter.

        FINANCIAL CONDITION

        The Company's ratio of debt to total capital was 53.3% as of March 31, 2003, up from 52.8% as of December 31, 2002. The increase resulted from an increase in debt needed to fund capital expenditures and treasury share purchases.

        Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2003, compared to $23.4 million for the three months ended March 31, 2002. The decrease in cash provided by operating activities was primarily due to increased inventory levels. Inventories increased during the first quarter of 2003 from temporary softness in the U.S. flavor business as well as from the manufacturing consolidation plan for a recently acquired Color business, which will be completed by the end of the third quarter of 2003.

        Net cash used in investing activities was $12.4 million for the three months ended March 31, 2003 compared to $45.0 million of net cash used in investing activities in the comparable period last year. Net cash used in investing activities in 2003 included capital expenditures of $10.3 million and acquisitions of $4.1 million. Cash used in investing activities in 2002 included acquisitions of $43.4 million and capital expenditures of $5.1 million.

        Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2003, compared to $19.4 million of net cash provided in the comparable period in the prior year. Net borrowings of $22.5 million in 2003 were consistent with net borrowings of $22.2 million in 2002. During 2003, the borrowings were used to fund capital expenditures, acquisitions, and treasury stock purchases. During 2002, net borrowings were used to fund capital expenditures and acquisitions. Dividends of $6.8 million and $6.3 million were paid during the three months ended March 31, 2003 and 2002, respectively.

        The Company increased its quarterly cash dividend per share from $.1325 to $.14 per share effective in December 2002. In addition, the Company raised its quarterly dividend to 15 cents per share payable on June 2, 2003 to shareholders of record on May 8, 2003. As a result of these increases, the annual dividend has grown from $.53 to $.60 per share since the third quarter of 2002.

        The Company's financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expansion programs and dividend payments to shareholders.

        CRITICAL ACCOUNTING POLICIES

        In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. In addition to these estimates and judgments, management believes the Company's most critical accounting estimates and assumptions are in the following areas:

        Goodwill Valuation

        The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions, could negatively affect the reporting segment's fair value and result in an impairment charge. However, the current fair values of the reporting segments are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment.

        Income Taxes

        The Company files income tax returns and estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when known. These changes could be significant to the Company's financial statements. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company's tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the quarter ended March 31, 2003. For additional information on market risk, refer to pages 25 and 26 of the Company's 2002 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002.

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

        FORWARD-LOOKING STATEMENTS

        This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program and results of newly acquired businesses; the Company's ability to successfully implement its growth strategies; industry and economic factors related to the Company's domestic and international business; growth in markets for products in which the Company competes; industry acceptance of price increases and currency exchange rate fluctuations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits. (See Exhibit Index following this report.)

            (b) Reports on Form 8-K. A report on Form 8-K was filed on April 17, 2003 to disclose earnings for the quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SENSIENT TECHNOLOGIES CORPORATION


Date:    May 14, 2003              By:  /s/  John L. Hammond
                                   -------------------------
                                   John L. Hammond, Vice President,
                                   Secretary & General Counsel






Date:    May 14, 2003              By:  /s/  Richard F. Hobbs
                                   --------------------------
                                   Richard F. Hobbs, Vice President,
                                   Chief Financial Officer & Treasurer

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

Date:     May 14, 2003



By: /s/ Kenneth P. Manning
--------------------------
Kenneth P. Manning, Chairman,
President & Chief Executive Officer

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

Date:     May 14, 2003



By: /s/ Richard F. Hobbs
------------------------
Richard F. Hobbs, Vice President,
Chief Financial Officer & Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


Exhibit   Description                                           Incorporated by Reference From         Filed Herewith
-------   -----------                                           ------------------------------         --------------
99.1      Certification of Sensient's Chairman, President                                              X
          & Chief Executive Officer and Vice President,
          Chief Financial Officer & Treasurer pursuant to
          18 United States Code Section 1350