Form 10-Q
period 2003-06-30
SENSIENT TECHNOLOGIES CORP
filed 2003-08-13
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2003
                                   -------------

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
         Yes  X    No
            ------   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes  X    No
            ------   -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

               Class                              Outstanding at July 31, 2003
---------------------------------------           ----------------------------
Common Stock, par value $0.10 per share                 46,904,379 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                            Page No.
                                                                                            --------
PART I. FINANCIAL INFORMATION:

             Item 1.  Financial Statements:
                      Consolidated Condensed Statements of Earnings
                      - Three and Six Months Ended June 30, 2003 and 2002.                     1

                      Consolidated Condensed Balance Sheets
                      - June 30, 2003 and December 31, 2002.                                   2

                      Consolidated Condensed Statements of Cash Flows
                      - Six Months Ended June 30, 2003 and 2002.                               3

                      Notes to Consolidated Condensed Financial Statements.                    4

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                               7

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.              9

             Item 4.  Controls and Procedures.                                                 9


PART II. OTHER INFORMATION:

             Item 2.  Changes in Securities and Use of Proceeds                                11

             Item 4.  Submission of Matters to a Vote of Security Holders                      11

             Item 6.  Exhibits and Reports on Form 8-K.                                        11

                      Signatures.                                                              12

                      Exhibit Index.                                                           13


PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                    Three Months                         Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                            ------------------------------      ------------------------------
                                                               2003              2002              2003              2002
                                                            ------------     -------------      ------------      ------------
Revenue                                                       $261,928         $239,576           $497,025          $452,699

Cost of products sold                                          177,033          161,243            334,626           303,769

Selling and administrative expenses                             46,202           39,615             88,772            77,677
                                                            ------------     -------------      ------------      ------------

Operating income                                                38,693           38,718             73,627            71,253

Interest expense                                                 7,572            7,563             14,817            15,179
                                                            ------------     -------------      ------------      ------------

Earnings before income taxes                                    31,121           31,155             58,810            56,074

Income taxes                                                     9,452            9,970             16,679            17,944
                                                            ------------     -------------      ------------      ------------

Net earnings                                                   $21,669          $21,185            $42,131           $38,130
                                                            ============     =============      ============      ============

Average number of common shares outstanding:
           Basic                                                46,824           47,609             46,939            47,478
                                                            ============     =============      ============      ============

           Diluted                                              47,163           48,152             47,278            47,912
                                                            ============     =============      ============      ============

Earnings per common share:
           Basic                                                  $.46             $.44               $.90              $.80
                                                            ============     =============      ============      ============

           Diluted                                                $.46             $.44               $.89              $.80
                                                            ============     =============      ============      ============

Dividends per common share                                      $.1500           $.1325             $.2900            $.2650
                                                            ============     =============      ============      ============





See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                    June 30,      December 31,
                                                                      2003           2002
                                                                   -----------    -----------
             ASSETS
             ------
CURRENT ASSETS:
         Cash and cash equivalents                                 $     7,618    $     2,103
         Trade accounts receivable, net                                183,043        160,155
         Inventories                                                   287,563        269,701
         Prepaid expenses and other current assets                      46,453         43,619
                                                                   -----------    -----------

                TOTAL CURRENT ASSETS                                   524,677        475,578
                                                                   -----------    -----------

OTHER ASSETS                                                            92,513         85,679

GOODWILL                                                               402,500        384,241

INTANGIBLE ASSETS, NET                                                  13,387         13,235

PROPERTY, PLANT AND EQUIPMENT:
      Land and buildings                                               202,563        182,464
      Machinery and equipment                                          506,811        462,925
                                                                   -----------    -----------
                                                                       709,374        645,389
         Less accumulated depreciation                                (345,709)      (314,151)
                                                                   -----------    -----------
                                                                       363,665        331,238
                                                                   -----------    -----------

TOTAL ASSETS                                                       $ 1,396,742    $ 1,289,971
                                                                   ===========    ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
         Trade accounts payable                                    $    67,740    $    55,546
         Accrued salaries, wages and withholdings from employees        11,274         14,197
         Other accrued expenses                                         64,466         65,069
         Income taxes                                                   26,713         27,526
         Short-term borrowings                                          75,569         34,618
         Current maturities of long-term debt                           12,300         12,374
                                                                   -----------    -----------

                TOTAL CURRENT LIABILITIES                              258,062        209,330

DEFERRED INCOME TAXES                                                   13,724         10,942

OTHER LIABILITIES                                                       16,023         21,962

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                   37,684         36,672

LONG-TERM DEBT                                                         530,583        511,707

SHAREHOLDERS' EQUITY:
         Common stock                                                    5,396          5,396
         Additional paid-in capital                                     72,156         72,390
         Earnings reinvested in the business                           649,808        621,525
         Treasury stock, at cost                                      (142,344)      (137,074)
         Unearned portion of restricted stock                           (2,467)        (2,951)
         Accumulated other comprehensive income (loss)                 (41,883)       (59,928)
                                                                   -----------    -----------
                TOTAL SHAREHOLDERS' EQUITY                             540,666        499,358
                                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 1,396,742    $ 1,289,971
                                                                   ===========    ===========


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                     Six Months
                                                                                   Ended June 30,
                                                                                --------------------
                                                                                  2003        2002
                                                                                --------    --------
Net cash provided by operating activities                                       $ 17,843    $ 50,830
                                                                                --------    --------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                                 (37,281)    (13,269)
    Acquisition of new businesses (net of cash acquired)                          (4,107)    (43,374)
    Proceeds from sale of assets                                                   2,498       4,901
    Decrease (increase) in other assets                                               21      (1,325)
                                                                                --------    --------

Net cash used in investing activities                                            (38,869)    (53,067)
                                                                                --------    --------

Cash flows from financing activities:
    Proceeds from additional borrowings                                           46,104       7,084
    Reduction in debt                                                               (533)     (4,393)
    Purchase of treasury stock                                                    (9,668)          -
    Dividends paid                                                               (13,847)    (12,611)
    Proceeds from options exercised and other                                      4,055       9,643
                                                                                --------    --------

Net cash provided by (used in) financing activities                               26,111        (277)
                                                                                --------    --------

Effect of exchange rate changes on cash and cash equivalents                         430         233
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                               5,515      (2,281)
Cash and cash equivalents at beginning of period                                   2,103       2,317
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $  7,618    $     36
                                                                                ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                                 $ 14,655    $ 15,687
       Income taxes                                                               12,849      12,714

    Liabilities assumed in acquisitions                                         $     --    $ 10,539


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Accounting Policies

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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


2.   Inventories

     At June 30, 2003 and December 31, 2002, inventories included finished and in-process products totaling $210.8 million and $195.9 million, respectively, and raw materials and supplies of $76.8 million and $73.8 million, respectively.


3.   Segment Information

     Operating results and the related assets by segment for the periods presented are as follows:


        (In thousands)                      Flavors &                       Corporate &
                                           Fragrances         Color            Other          Consolidated
                                           ----------        --------       -----------       ------------
Three months ended June 30, 2003:
---------------------------------
Revenues from external customers            $148,096         $ 97,826         $ 16,006          $261,928
Intersegment revenues                          6,095            3,668               --             9,763
                                            --------         --------         --------          --------
Total revenue                               $154,191         $101,494         $ 16,006          $271,691
                                            ========         ========         ========          ========

Operating income (loss)                     $ 22,256         $ 21,631         $ (5,194)         $ 38,693
Interest expense                                  --               --            7,572             7,572
                                            --------         --------         --------          --------
Earnings (loss) before income taxes         $ 22,256         $ 21,631         $(12,766)         $ 31,121
                                            ========         ========         ========          ========


Three months ended June 30, 2002:
---------------------------------
Revenues from external customers            $142,006         $ 82,170         $ 15,400          $239,576
Intersegment revenues                          5,344            5,075               --            10,419
                                            --------         --------         --------          --------
Total revenue                               $147,350         $ 87,245         $ 15,400          $249,995
                                            ========         ========         ========          ========

Operating income (loss)                     $ 23,731         $ 20,559         $ (5,572)         $ 38,718
Interest expense                                  --               --            7,563             7,563
                                            --------         --------         --------          --------
Earnings (loss) before income taxes         $ 23,731         $ 20,559         $(13,135)         $ 31,155
                                            ========         ========         ========          ========



        (In thousands)                    Flavors &                         Corporate &
                                          Fragrances         Color             Other         Consolidated
                                          ----------       ----------       -----------      ------------
Six months ended June 30, 2003:
-------------------------------
Revenues from external customers          $  282,062       $  183,979       $   30,984        $  497,025
Intersegment revenues                         11,657            7,083               --            18,740
                                          ----------       ----------       ----------        ----------
Total revenue                             $  293,719       $  191,062       $   30,984        $  515,765
                                          ==========       ==========       ==========        ==========

Operating income (loss)                   $   42,284       $   41,827       $  (10,484)       $   73,627
Interest expense                                  --               --           14,817            14,817
                                          ----------       ----------       ----------        ----------
Earnings (loss) before income taxes       $   42,284       $   41,827       $  (25,301)       $   58,810
                                          ==========       ==========       ==========        ==========

Assets                                    $  655,620       $  588,960       $  152,162        $1,396,742
                                          ==========       ==========       ==========        ==========

Six months ended June 30, 2002:
-------------------------------
Revenues from external customers          $  270,883       $  152,667       $   29,149        $  452,699
Intersegment revenues                         10,349           10,466               --            20,815
                                          ----------       ----------       ----------        ----------
Total revenue                             $  281,232       $  163,133       $   29,149        $  473,514
                                          ==========       ==========       ==========        ==========

Operating income (loss)                   $   42,668       $   38,348       $   (9,763)       $   71,253
Interest expense                                  --               --           15,179            15,179
                                          ----------       ----------       ----------        ----------
Earnings (loss) before income taxes       $   42,668       $   38,348       $  (24,942)       $   56,074
                                          ==========       ==========       ==========        ==========

Assets                                    $  562,224       $  499,711       $  119,207        $1,181,142
                                          ==========       ==========       ==========        ==========


4.   Acquisitions

     During the first six months of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million (net of cash acquired). The Company has not completed the purchase price allocation related to the acquisition.

     During the first six months of 2002, the Company acquired three businesses for cash in an aggregate amount of $43.4 million (net of cash acquired). The businesses acquired were ECS Specialty Inks and Dyes, a producer and marketer of inks for specialty printing applications, the flavors and essential oil operations of C. Melchers GmbH & Company, and SynTec GmbH, a manufacturer of specialty dyes and chemicals for the imaging industry. The Company may be required to pay up to 4.6 million Euro (approximately $5.3 million) of additional cash consideration for the 2002 acquisitions subject to specific performance targets in the first two years following the acquisitions.


5.   Shareholders' Equity Disclosures

     During the six months ended June 30, 2003, the Company repurchased 0.5 million shares of its common stock for an aggregate price of $9.7 million. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2002.

     Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2003 and 2002 was $39.6 million and $27.7 million, respectively. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $60.2 million and $44.9 million, respectively.


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

                                                  Three Months                Six Months
                                                 Ended June 30,             Ended June 30,
                                            ------------------------    ------------------------
                                               2003          2002          2003          2002
                                            ----------    ----------    ----------    ----------
Net earnings:
     As reported                            $   21,669    $   21,185    $   42,131    $   38,130
     Add: reported stock compensation
           expense - net of tax                    126           147           258           253
     Less: fair value stock compensation
           expense - net of tax                   (643)         (394)       (1,262)       (1,094)
                                            ----------    ----------    ----------    ----------
     Pro forma net earnings                 $   21,152    $   20,938    $   41,127    $   37,289
                                            ==========    ==========    ==========    ==========

Earnings per common share:
     Basic as reported                      $      .46    $      .44    $      .90    $      .80
     Less: net impact of fair value stock
           expense - net of tax                   (.01)           --          (.02)         (.01)
                                            ----------    ----------    ----------    ----------
     Basic pro forma                        $      .45    $      .44    $      .88    $      .79

     Diluted as reported                    $      .46    $      .44    $      .89    $      .80
     Less: net impact of fair value stock
           expense - net of tax                   (.01)         (.01)         (.02)         (.02)
                                            ----------    ----------    ----------    ----------
     Diluted pro forma                      $      .45    $      .43    $      .87    $      .78


7.   Cash Flows from Operating Activities

     Cash flows from operating activities are detailed below:

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         2003        2002
                                                                       --------    --------
Cash flows from operating activities:
         Net earnings                                                  $ 42,131    $ 38,130
         Adjustments to arrive at net cash provided
           by operating activities:
              Depreciation and amortization                              22,203      19,709
              Gain on sale of assets                                     (1,551)       (315)
              Changes in operating assets and liabilities (net of
                 effects of acquisitions of businesses)                 (44,940)     (6,694)
                                                                       --------    --------

Net cash provided by operating activities                              $ 17,843    $ 50,830
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           OVERVIEW

           Revenue for the quarter ended June 30, 2003 increased by 9.3% to $261.9 million from $239.6 million for the comparable quarter of 2002. For the six months ended June 30, 2003, revenue increased by 9.8% to $497.0 million. Revenue for the Flavors & Fragrances segment increased by 4.6% for the quarter and by 4.4% for the six months ended June 30, 2003 over the comparable periods last year. The Color segment increased revenue by 16.3% for the quarter and by 17.1% for the six months ended June 30, 2003 over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

           The gross profit margin was 32.4% and 32.7% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the gross profit margin was 32.7% and 32.9%, respectively.

           Selling and administrative expenses as a percent of revenue were 17.6% and 16.5% for the three months ended June 30, 2003 and 2002, respectively. Selling and administrative expenses as a percent of revenue were 17.9% and 17.2% for the six months ended June 30, 2003 and 2002, respectively. The increase was primarily attributable to expenses related to personnel changes and additions to manage the expanded size and scope of the Company's businesses after the recent acquisitions.

           Operating income for the three months ended June 30, 2003 was $38.7 million, which was consistent with the prior year. Operating income for the six months ended June 30, 2003 was $73.6 million, an increase of 3.3% from $71.3 million for the comparable period last year.

           Favorable foreign exchange rates increased both revenue and operating income by approximately 6%, for the three month and six month periods ended June 30, 2003 over the comparable period last year.

           Interest expense for the three months ended June 30, 2003 was consistent with the prior year at $7.6 million. For the six months ended June 30, 2003, interest expense was $14.8 million, a decrease of 2.4% versus the comparable period last year. The decrease was a result of lower interest rates more than offsetting higher average debt balances.

           The effective income tax rate was 30.4% and 32.0% for the three months ended June 30, 2003 and 2002, respectively. The effective income tax rate was 28.4% and 32.0% for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate for the three and six months ended June 30, 2003 was reduced by the favorable settlement of certain prior year tax matters and other nominal adjustments. Management expects the effective tax rate for the remainder of 2003 to be between 31% and 32%.

           SEGMENT INFORMATION

           Flavors & Fragrances -
           For the three months ended June 30, 2003, the Flavors & Fragrances segment reported a 4.6% increase in revenue, to $154.2 million compared to $147.4 million for the same period last year. Favorable foreign exchange rates resulted in a 6.3% increase in revenue. Excluding exchange rates, revenue decreased 1.7%, or $2.5 million, primarily the result of declines in the flavors business in Mexico ($0.5 million) and the fragrance business in Spain ($1.5 million). Operating income in the quarter ended June 30, 2003 was $22.3 million compared to $23.7 million last year. Excluding the favorable effect of exchange rates ($1.2 million), the decrease was attributable equally to the businesses in Mexico and Spain previously mentioned. Operating income as a percent of revenue was 14.4%, a decrease of 170 basis points from the comparable quarter last year, primarily due to the reasons stated above.

           For the six months ended June 30, 2003, the Flavors & Fragrances segment reported a 4.4% increase in revenue, to $293.7 million compared to $281.2 million for the same period last year. Favorable foreign exchange rates and acquisitions resulted in a 5.8% and 1.3% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 2.7%, or $7.5 million, primarily as a result of soft U.S. demand for flavors ($6.9 million) and lower sales of fragrance products in Spain ($1.9 million) partially offset by revenue growth in Canada ($1.3 million). Operating income for the six months ended June 30, 2003 was $42.3 million compared to $42.7 million last year. Favorable foreign exchange rates and acquisitions resulted in a 4.4% and 1.6% increase in operating income, respectively. Excluding the effect of exchange rates ($1.8 million) and acquisitions ($0.7 million), the $2.9 million decrease was attributable to declines in Spain ($1.9 million) and Mexico ($1.2 million). Operating income as a percent of revenue was 14.4%, a decrease of 80 basis points from the comparable period last year, for the same reasons mentioned above.

           Color -
           For the three months ended June 30, 2003, revenue for the Color segment increased by $14.2 million, or 16.3% to $101.5 million. Favorable foreign exchange rates and acquisitions resulted in a 6.0% and 2.0% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue increased 8.3% or $7.3 million, primarily the result of increased Technical Colors sales ($3.1 million) and higher sales in Latin America ($2.0 million). Operating income for the three months ended June 30, 2003 was $21.6 million versus $20.6 million from the comparable period last year. Excluding the favorable effect of exchange rates ($1.1 million) and acquisitions ($0.3 million), the resulting decrease in operating income was attributable to transitional expenses required to grow the business and to pursue new product opportunities in the North American Food and Technical Colors businesses. Operating income as a percent of revenue was 21.3%, a decrease of 230 basis points from the comparable quarter last year, primarily due to the reasons provided above.

           For the six months ended June 30, 2003, revenue for the Color segment increased by $27.9 million, or 17.1% to $191.1 million. Favorable foreign exchange rates and acquisitions resulted in a 5.6% and 3.7% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue increased 7.8% or $12.7 million, primarily the result of increased Technical Colors and North American Food Colors sales ($5.3 million and $1.9 million, respectively) and increased sales in Latin America ($3.5 million). Excluding exchange rates and acquisitions, each Color business segment grew revenue during the three and six months ended June 30, 2003. Operating income for the six months ended June 30, 2003 was $41.8 million versus $38.3 million from the comparable period last year. Excluding the favorable effect of exchange rates ($2.1 million) and acquisitions ($1.4 million), operating income was unchanged compared to last year. Operating income as a percent of revenue was 21.9%, a decrease of 160 basis points from the comparable period last year, primarily attributable to transitional expenses required to grow the business and to pursue new product opportunities in the North American Food and Technical Colors businesses.


           FINANCIAL CONDITION

           The Company's ratio of debt to total capital was 53.4% as of June 30, 2003, up from 52.8% as of December 31, 2002. The increase resulted from an increase in debt needed to fund capital expenditures and treasury stock purchases.

           Net cash provided by operating activities was $17.8 million for the six months ended June 30, 2003, compared to $50.8 million for the six months ended June 30, 2002. The decrease in cash provided by operating activities was primarily due to increased levels of inventories and receivables. Net cash decreased $9 million from the increase in receivables from the growth in revenue. Net cash decreased $19 million from the increase in inventories, with $9.8 million related to dehydrated product inventories and the remainder primarily a result of inventories increased from manufacturing consolidation plans for three different locations, which are all expected to be substantially completed by the end of 2003.

           Net cash used in investing activities was $38.9 million for the six months ended June 30, 2003 compared to $53.1 million in the comparable period last year. Net cash used in investing activities in 2003 included capital expenditures of $37.3 million and acquisitions of $4.1 million. Cash used in investing activities in 2002 included acquisitions of $43.4 million and capital expenditures of $13.3 million. The increase in capital expenditures is related primarily to European projects. Management expects capital expenditures for 2003 to be between $60 million and $70 million based on current exchange rates.

           Net cash provided by financing activities was $26.1 million for the six months ended June 30, 2003, compared to $0.3 million of net cash used in the comparable period in the prior year. Net borrowings were $45.6 million in 2003 compared to net borrowings of $2.7 million in 2002. During 2003, the borrowings were used to fund capital expenditures, treasury stock purchases and acquisitions. During 2002, net borrowings were used to fund acquisitions. Dividends of $13.8 million and $12.6 million were paid during the six months ended June 30, 2003 and 2002, respectively.

           The Company increased its quarterly cash dividend per share from $.1325 to $.14 per share effective in December 2002. In addition, the Company raised its quarterly dividend to 15 cents per share effective in April 2003. As a result of these increases, the annual dividend has grown from $.53 to $.60 per share since the third quarter of 2002.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the Company's market risk during the quarter ended June 30, 2003. For additional information on market risk, refer to pages 25 and 26 of the Company's 2002 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002.


ITEM 4.    CONTROLS AND PROCEDURES

           The Company maintains a system of disclosure controls and procedures that is designed to assure that information, which is required to be disclosed by the Company, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report, and has concluded that the current system of controls and procedures is effective.

           The Company maintains a system of internal controls and procedures for financial reporting. Since the date of management's most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.


           FORWARD-LOOKING STATEMENTS

           This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; execution of the Company's acquisition program and results of newly acquired businesses; the Company's ability to successfully implement its growth strategies; industry and economic factors related to the Company's domestic and international business; growth in markets for products in which the Company competes; industry acceptance of price increases; currency exchange rate fluctuations; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              At a meeting held on July 17, 2003, the Board of Directors authorized the redemption of the rights issued pursuant to the Company's Shareholder Rights Plan. Under the rights plan, one right is attached to each outstanding share of common stock. The rights will be redeemed at a price of $.01 per right, payable in cash. The redemption payment will be payable on September 3, 2003 to shareholders of record on August 25, 2003, along with the $.15 per share quarterly dividend payment.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's 2003 Annual Meeting of Shareholders, held on April 24, 2003, the following actions were taken:

              - The following Directors were elected for terms of office expiring April 2006:

                                            Votes For         Votes Withheld
                                            ---------         --------------
                     John F. Bergstrom      41,050,488             962,671
                     William V. Hickey      39,868,159           2,144,999
                     Kenneth P. Manning     39,971,309           2,041,849


                   Pursuant to the terms of the Company's Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.

                   The terms of office of the following Directors continued after the meeting: Richard A. Abdoo, Michael E. Batten, Dr. Fergus M. Clydesdale, James A. D. Croft, Alberto Fernandez, Robert J. O'Toole and Essie Whitelaw.

              - A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2003 was approved by the shareholders. The shareholders cast 39,657,203 votes in favor of this proposal, 2,163,501 votes against, and there were 192,455 votes to abstain.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.  (See Exhibit Index following this report.)

              (b) Reports on Form 8-K. A report on Form 8-K was filed on April
                  17, 2003 to disclose earnings for the quarter ended March 31, 2003; a report on Form 8-K was filed on July 16, 2003 to disclose earnings for the quarter ended June 30, 2003; and a report on Form 8-K was filed on July 17, 2003 to announce the redemption of the Company's shareholder rights plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SENSIENT TECHNOLOGIES CORPORATION


Date:  August 13, 2003                By:  /s/  John L. Hammond
                                      ----------------------------------------
                                      John L. Hammond, Vice President,
                                      Secretary & General Counsel






Date:  August 13, 2003                By:  /s/  Richard F. Hobbs
                                      ----------------------------------------
                                      Richard F. Hobbs, Vice President, Chief
                                      Financial Officer & Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003



Exhibit        Description                                         Incorporated by Reference From        Filed Herewith
-------        -----------                                         ------------------------------        --------------
10.1           Amendment No. 2 to the Sensient Technologies                                              X
               Corporation Directors' Deferred Compensation Plan.


31             Certification of Sensient's Chairman, President &                                         X
               Chief Executive Officer and Vice President, Chief
               Financial Officer & Treasurer pursuant to Rule
               13a-14(a) of the Exchange Act.

32             Certification of Sensient's Chairman, President &                                         X
               Chief Executive Officer and Vice President, Chief
               Financial Officer & Treasurer pursuant to 18
               United States Codess.1350

