Form 10-Q
period 2003-09-30
SENSIENT TECHNOLOGIES CORP
filed 2003-11-13
CIK 310142

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2003
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number: 1-7626
                                                 ------


                        SENSIENT TECHNOLOGIES CORPORATION
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
         Yes [X]            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

              Class                             Outstanding at October 31, 2003
---------------------------------------         -----------------------------
Common Stock, par value $0.10 per share               46,677,311 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I. FINANCIAL INFORMATION:

             Item 1.  Financial Statements:
                      Consolidated Condensed Statements of Earnings
                      - Three and Nine Months Ended September 30, 2003 and 2002.                             1

                      Consolidated Condensed Balance Sheets
                      - September 30, 2003 and December 31, 2002.                                            2

                      Consolidated Condensed Statements of Cash Flows
                      - Nine Months Ended September 30, 2003 and 2002.                                       3

                      Notes to Consolidated Condensed Financial Statements.                                  4

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                                             7

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                           10

             Item 4.  Controls and Procedures.                                                              10


PART II. OTHER INFORMATION:

             Item 2.  Changes in Securities and Use of Proceeds                                             11

             Item 6.  Exhibits and Reports on Form 8-K.                                                     11

                      Signatures.                                                                           12

                      Exhibit Index.                                                                        13

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                              Three Months                Nine Months
                                                           Ended September 30,        Ended September 30,
                                                        ----------------------      ----------------------
                                                          2003          2002          2003          2002
                                                        --------      --------      --------      --------
Revenue                                                 $247,288      $237,995      $744,313      $690,694
Cost of products sold                                    168,505       159,439       503,131       463,208
Selling and administrative expenses                       44,661        41,621       133,433       119,298
                                                        --------      --------      --------      --------
Operating income                                          34,122        36,935       107,749       108,188
Interest expense                                           7,642         7,249        22,459        22,428
                                                        --------      --------      --------      --------
Earnings before income taxes                              26,480        29,686        85,290        85,760
Income taxes                                               5,813         9,500        22,492        27,444
                                                        --------      --------      --------      --------
Net earnings                                            $ 20,667      $ 20,186      $ 62,798      $ 58,316
                                                        ========      ========      ========      ========
Average number of common shares outstanding:
           Basic                                          46,583        47,335        46,819        47,430
                                                        ========      ========      ========      ========
           Diluted                                        46,881        47,660        47,145        47,828
                                                        ========      ========      ========      ========
Earnings per common share:
           Basic                                        $    .44      $    .43      $   1.34      $   1.23
                                                        ========      ========      ========      ========
           Diluted                                      $    .44      $    .42      $   1.33      $   1.22
                                                        ========      ========      ========      ========
Dividends per common share                              $  .1500      $  .1325      $  .4400      $  .3975
                                                        ========      ========      ========      ========



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                         September 30,      December 31,
                                                                             2003               2002
                                                                         -------------      ------------
    ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                        $     8,881       $     2,103
         Trade accounts receivable, net                                       176,205           160,155
         Inventories                                                          304,945           269,701
         Prepaid expenses and other current assets                             51,063            43,619
                                                                          -----------       -----------
                TOTAL CURRENT ASSETS                                          541,094           475,578
                                                                          -----------       -----------
OTHER ASSETS                                                                   88,064            85,679
GOODWILL                                                                      413,987           384,241
INTANGIBLE ASSETS, NET                                                         13,597            13,235
PROPERTY, PLANT AND EQUIPMENT:
      Land and buildings                                                      200,138           182,464
      Machinery and equipment                                                 524,754           462,925
                                                                          -----------       -----------
                                                                              724,892           645,389
         Less accumulated depreciation                                       (353,103)         (314,151)
                                                                          -----------       -----------
                                                                              371,789           331,238
                                                                          -----------       -----------
TOTAL ASSETS                                                              $ 1,428,531       $ 1,289,971
                                                                          ===========       ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Trade accounts payable                                           $    68,685       $    55,546
         Accrued salaries, wages and withholdings from employees               12,728            14,197
         Other accrued expenses                                                71,744            65,069
         Income taxes                                                          30,121            27,526
         Short-term borrowings                                                104,382            34,618
         Current maturities of long-term debt                                  12,181            12,374
                                                                          -----------       -----------
                TOTAL CURRENT LIABILITIES                                     299,841           209,330
DEFERRED INCOME TAXES                                                          11,077            10,942
OTHER LIABILITIES                                                              11,734            16,141
ACCRUED EMPLOYEE AND RETIREE BENEFITS                                          42,669            42,493
LONG-TERM DEBT                                                                519,674           511,707
SHAREHOLDERS' EQUITY:
         Common stock                                                           5,396             5,396
         Additional paid-in capital                                            71,943            72,390
         Earnings reinvested in the business                                  662,950           621,525
         Treasury stock, at cost                                             (148,682)         (137,074)
         Unearned portion of restricted stock                                  (2,154)           (2,951)
         Accumulated other comprehensive income (loss)                        (45,917)          (59,928)
                                                                          -----------       -----------
                TOTAL SHAREHOLDERS' EQUITY                                    543,536           499,358
                                                                          -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,428,531       $ 1,289,971
                                                                          ===========       ===========


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                       -----------------------
                                                                                         2003           2002
                                                                                       --------       --------
Net cash provided by operating activities                                              $ 41,358       $ 82,720
                                                                                       --------       --------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                                        (56,023)       (22,911)
    Acquisition of new businesses (net of cash acquired)                                (17,107)       (48,450)
    Proceeds from sale of assets                                                          4,172          5,348
    Decrease (increase) in other assets                                                     463         (1,052)
                                                                                       --------       --------
Net cash used in investing activities                                                   (68,495)       (67,065)
                                                                                       --------       --------
Cash flows from financing activities:
    Proceeds from additional borrowings                                                  93,033         14,049
    Reduction in debt                                                                   (26,478)       (12,217)
    Purchase of treasury stock                                                          (17,932)       (11,950)
    Dividends paid                                                                      (21,372)       (18,892)
    Proceeds from options exercised and other                                             5,675         11,095
                                                                                       --------       --------
Net cash provided by (used in) financing activities                                      32,926        (17,915)
                                                                                       --------       --------
Effect of exchange rate changes on cash and cash equivalents                                989             49
                                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                                      6,778         (2,211)
Cash and cash equivalents at beginning of period                                          2,103          2,317
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $  8,881       $    106
                                                                                       ========       ========
Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest                                                                        $ 17,702       $ 18,458
       Income taxes                                                                      18,156         16,688
    Liabilities assumed in acquisitions                                                $    992       $ 11,454



See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies

     In the opinion of Sensient Technologies Corporation (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

     Certain amounts as previously presented have been reclassified to conform to the current period presentation.

     The Company has completed its annual assessment of the carrying value of goodwill versus fair value as of July 1, 2003. The assessment yielded no impairment.

     Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2002, for additional details of the Company's financial condition and a description of the Company's accounting policies, which have been continued without change.


2. Inventories

     At September 30, 2003 and December 31, 2002, inventories included finished and in-process products totaling $224.4 million and $195.9 million, respectively, and raw materials and supplies of $80.5 million and $73.8 million, respectively.


3. Segment Information

     Operating results and the related assets by segment for the periods presented are as follows:


           (In thousands)
                                               Flavors &                  Corporate &
                                               Fragrances      Color         Other       Consolidated
                                               ----------     --------    -----------    ------------
Three months ended September 30, 2003:
Revenues from external customers                $143,538      $ 85,940      $ 17,810       $247,288
Intersegment revenues                              5,943         1,549            --          7,492
                                                --------      --------      --------       --------
Total revenue                                   $149,481      $ 87,489      $ 17,810       $254,780
                                                ========      ========      ========       ========
Operating income (loss)                         $ 21,594      $ 17,608      $ (5,080)      $ 34,122
Interest expense                                      --            --         7,642          7,642
                                                --------      --------      --------       --------
Earnings (loss) before income taxes             $ 21,594      $ 17,608      $(12,722)      $ 26,480
                                                ========      ========      ========       ========

Three months ended September 30, 2002:
Revenues from external customers                $138,227      $ 85,048      $ 14,720       $237,995
Intersegment revenues                              6,638         4,188            --         10,826
                                                --------      --------      --------       --------
Total revenue                                   $144,865      $ 89,236      $ 14,720       $248,821
                                                ========      ========      ========       ========
Operating income (loss)                         $ 20,703      $ 21,251      $ (5,019)      $ 36,935
Interest expense                                      --            --         7,249          7,249
                                                --------      --------      --------       --------
Earnings (loss) before income taxes             $ 20,703      $ 21,251      $(12,268)      $ 29,686
                                                ========      ========      ========       ========

         (In thousands)
                                                  Flavors &                     Corporate &
                                                 Fragrances        Color           Other         Consolidated
                                                 ----------      ----------     -----------      ------------
Nine months ended September 30, 2003:
Revenues from external customers                 $  425,600      $  269,919      $   48,794       $  744,313
Intersegment revenues                                17,600           8,632              --           26,232
                                                 ----------      ----------      ----------       ----------
Total revenue                                    $  443,200      $  278,551      $   48,794       $  770,545
                                                 ==========      ==========      ==========       ==========
Operating income (loss)                          $   63,878      $   59,435      $  (15,564)      $  107,749
Interest expense                                         --              --          22,459           22,459
                                                 ----------      ----------      ----------       ----------
Earnings (loss) before income taxes              $   63,878      $   59,435      $  (38,023)      $   85,290
                                                 ==========      ==========      ==========       ==========
Assets                                           $  673,775      $  603,167      $  151,589       $1,428,531
                                                 ==========      ==========      ==========       ==========
Nine months ended September 30, 2002:
Revenues from external customers                 $  409,110      $  237,715      $   43,869       $  690,694
Intersegment revenues                                16,987          14,654              --           31,641
                                                 ----------      ----------      ----------       ----------
Total revenue                                    $  426,097      $  252,369      $   43,869       $  722,335
                                                 ==========      ==========      ==========       ==========
Operating income (loss)                          $   63,371      $   59,599      $  (14,782)      $  108,188
Interest expense                                         --              --          22,428           22,428
                                                 ----------      ----------      ----------       ----------
Earnings (loss) before income taxes              $   63,371      $   59,599      $  (37,210)      $   85,760
                                                 ==========      ==========      ==========       ==========
Assets                                           $  561,253      $  507,249      $  138,539       $1,207,041
                                                 ==========      ==========      ==========       ==========


4. Acquisitions

     In August of 2003, the Company acquired Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications, for $13.0 million in cash. In March of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million, net of cash acquired. The Company has not completed the purchase price allocations related to these acquisitions.

     During the first nine months of 2002, the Company acquired four businesses for cash in an aggregate amount of $48.5 million (net of cash acquired). The businesses acquired were Cardre, Inc., a manufacturer of specialty ingredients used in cosmetics, ECS Specialty Inks and Dyes, a producer and marketer of inks for specialty printing applications, the flavors and essential oil operations of C. Melchers GmbH & Company, and SynTec GmbH, a manufacturer of specialty dyes and chemicals for the imaging industry. In October of 2003, the Company paid $2.2 million and may be required to pay up to 1.8 million Euro (approximately $2.1 million) of additional cash consideration for the 2002 acquisitions subject to specific performance targets in the second year following the acquisitions.

     The operating results of the acquired businesses in 2003 and 2002 are included in the financial results of the Company from the date of acquisition.

5. Shareholders' Equity

     During the nine months ended September 30, 2003 and 2002, the Company repurchased 0.9 million and 0.6 million shares of its common stock for an aggregate price of $17.9 million and $11.9 million, respectively.

     Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2003 and 2002 was $16.6 million and $17.1 million, respectively. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $76.8 million and $62.0 million, respectively.

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

                                                          Three Months                       Nine Months
                                                       Ended September 30,               Ended September 30,
                                                   ---------------------------       ---------------------------
                                                      2003             2002             2003             2002
                                                   ----------       ----------       ----------       ----------
Net earnings:
     As reported                                   $   20,667       $   20,186       $   62,798       $   58,316
     Add: reported stock compensation
           Expense - net of tax                           120              102              379              355
     Less: fair value stock compensation
           Expense - net of tax                          (562)            (453)          (1,824)          (1,547)
                                                   ----------       ----------       ----------       ----------
     Pro forma net earnings                        $   20,225       $   19,835       $   61,353       $   57,124
                                                   ==========       ==========       ==========       ==========
Earnings per common share:
     Basic as reported                             $      .44       $      .43       $     1.34       $     1.23
     Less: net impact of fair value stock
           Expense - net of tax                          (.01)            (.01)            (.03)            (.03)
                                                   ----------       ----------       ----------       ----------
     Basic pro forma                               $      .43       $      .42       $     1.31       $     1.20
     Diluted as reported                           $      .44       $      .42       $     1.33       $     1.22
     Less: net impact of fair value stock
           Expense - net of tax                          (.01)              --             (.03)            (.03)
                                                   ----------       ----------       ----------       ----------
     Diluted pro forma                             $      .43       $      .42       $     1.30       $     1.19


7. Cash Flows from Operating Activities

     Cash flows from operating activities are detailed below:

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                             2003               2002
                                                                         ------------       ------------
Cash flows from operating activities:
         Net earnings                                                        $ 62,798         $ 58,316
         Adjustments to arrive at net cash provided
           by operating activities:
              Depreciation and amortization                                    32,330           31,010
              Gain on sale of assets                                           (2,663)            (473)
              Changes in operating assets and liabilities (net of
                 effects of acquisitions of businesses)                       (51,107)          (6,133)
                                                                             --------         --------
Net cash provided by operating activities                                    $ 41,358         $ 82,720
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Revenue for the quarter ended September 30, 2003 increased by 3.9% to $247.3 million from $238.0 million for the comparable quarter of 2002. For the nine months ended September 30, 2003, revenue increased by 7.8% to $744.3 million. Revenue for the Flavors & Fragrances segment increased by 3.2% for the quarter and by 4.0% for the nine months ended September 30, 2003 over the comparable periods last year. Revenue for the Color segment decreased by 2.0% for the quarter and increased by 10.4% for the nine months ended September 30, 2003 over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

     The gross profit margin was 31.9% and 33.0% for the three months ended September 30, 2003 and 2002, respectively. The decrease in margin resulted from lower sales of North American food and beverage colors and lower pricing in technical colors and dehydrated flavors. For the nine months ended September 30, 2003 and 2002, the gross profit margin was 32.4% and 32.9%, respectively, the decrease was for the same reasons as provided for the quarter.

     Selling and administrative expenses as a percent of revenue were 18.1% and 17.5% for the three months ended September 30, 2003 and 2002, respectively. Selling and administrative expenses as a percent of revenue were 17.9% and 17.3% for the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily attributable to expenses related to personnel changes and additions to manage the expanded size and scope of the Company's businesses after the recent acquisitions.

     Operating income for the three months ended September 30, 2003 was $34.1 million, compared to $36.9 million for the comparable quarter in 2002. Operating income for the nine months ended September 30, 2003 was $107.7 million versus $108.2 million for the comparable period last year.

     Favorable foreign exchange rates increased both revenue and operating income by approximately 4% and 5% for the three month and nine month periods ended September 30, 2003, respectively, over the comparable period last year.

     Interest expense for the three months ended September 30, 2003 was $7.6 million, an increase of 5.4% over the prior year. The increase was a result of higher average debt balances partially offset by lower interest rates. For the nine months ended September 30, 2003, interest expense was consistent with the prior year at $22.5 million.

     The effective income tax rate was 22.0% and 32.0% for the three months ended September 30, 2003 and 2002, respectively. The effective income tax rate was 26.4% and 32.0% for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate for the three months ended September 30, 2003 was reduced by the utilization of foreign tax losses resulting from a recently identified tax planning strategy. The effective tax rate for the nine months ended September 30, 2003 was also reduced by the favorable settlement of certain prior year tax matters, the utilization of foreign tax losses and other nominal adjustments. Management expects the effective tax rate for the remainder of 2003 to be between 31% and 32%.

     SEGMENT INFORMATION

     Flavors & Fragrances -

     For the three months ended September 30, 2003, the Flavors & Fragrances segment reported a 3.2% increase in revenue, to $149.5 million compared to $144.9 million for the same period last year. Favorable foreign exchange rates resulted in a 4.4% increase in revenue. Excluding exchange rates, revenue decreased 1.2%, or $1.8 million, primarily as a result of declines in the U.S. flavors business ($3.7 million), partially offset by improved results in Latin America ($2.2 million). Operating income in the quarter ended September 30, 2003 was $21.6 million compared to $20.7 million last year. Excluding the favorable effect of exchange rates ($0.8 million), the increase was primarily attributable to improvements in the aroma chemicals business in Spain ($0.9 million), reduced by lower sales of flavors in the U.S. ($0.6 million). Operating income as a percent of revenue was 14.4%, an increase of 10 basis points from the comparable quarter last year.

     For the nine months ended September 30, 2003, the Flavors & Fragrances segment reported a 4.0% increase in revenue, to $443.2 million compared to $426.1 million for the same period last year. Favorable foreign exchange rates and acquisitions resulted in a 5.3% and 0.9% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 2.2%, or $9.3 million, primarily as a result of soft U.S. demand for flavors ($10.6 million) partially offset by revenue growth in Latin America ($2.0 million). Operating income for the nine months ended September 30, 2003 was $63.9 million compared to $63.4 million last year. Favorable foreign exchange rates and acquisitions resulted in a 4.2% and 1.0% increase in operating income, respectively. Excluding the effect of exchange rates ($2.7 million) and acquisitions ($0.7 million), the $2.8 million decrease was attributable to lower sales of flavors in the U.S. ($3.1 million) partially offset by gains in other markets. Operating income as a percent of revenue was 14.4%, a decrease of 50 basis points from the comparable period last year.

     Color -

     For the three months ended September 30, 2003, revenue for the Color segment declined by $1.7 million, or 2.0% to $87.5 million. Favorable foreign exchange rates and acquisitions resulted in a 3.2% and 2.5% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 7.7% or $6.8 million, primarily the result of declines in the North American food and beverage colors business ($6.3 million) and in the technical colors business ($1.2 million). Operating income for the three months ended September 30, 2003 was $17.6 million versus $21.3 million from the comparable period last year. Excluding the favorable effect of exchange rates ($0.7 million) and acquisitions ($0.3 million), the resulting decrease in operating income was primarily attributable to declines in the North American food and beverage colors business. Operating income as a percent of revenue was 20.1%, a decrease of 370 basis points from the comparable quarter last year, primarily due to the reasons provided above.

     For the nine months ended September 30, 2003, revenue for the Color segment increased by $26.2 million, or 10.4% to $278.6 million. Favorable foreign exchange rates and acquisitions resulted in a 4.7% and 3.3% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue increased 2.3% or $5.8 million, primarily the result of increased technical color and cosmetic color sales ($4.1 million and $2.6 million, respectively) and increased sales in Latin America ($4.0 million), partially offset by declines in sales of food and beverage colors in North America ($4.4 million). Operating income for the nine months ended September 30, 2003 was $59.4 million versus $59.6 million from the comparable period last year. Excluding the favorable effect of exchange rates ($2.7 million) and acquisitions ($1.8 million), the $4.7 million decrease in operating income was primarily the result lower sales of food and beverage colors in North America. Operating income as a percent of revenue was 21.3%, a decrease of 230 basis points from the comparable period last year, primarily due to the reasons provided above.


     FINANCIAL CONDITION

     The Company's ratio of debt to total capital was 53.9% as of September 30, 2003, up from 52.8% as of December 31, 2002. The increase resulted from an increase in debt needed to fund acquisitions and capital expenditures.

     Net cash provided by operating activities was $41.4 million for the nine months ended September 30, 2003, compared to $82.7 million for the nine months ended September 30, 2002. The decrease in cash provided by operating activities was primarily due to increased levels of inventories and other working capital. Net cash decreased $30 million from the net increase in inventories, which resulted from soft U.S. demand and increased inventories from manufacturing consolidations.

     Net cash used in investing activities was $68.5 million for the nine months ended September 30, 2003 compared to $67.1 million in the comparable period last year. Net cash used in investing activities in 2003 included capital expenditures of $56.0 million and acquisitions of $17.1 million. Net cash used in investing activities in 2002 included acquisitions of $48.5 million and capital expenditures of $22.9 million. The increase in capital expenditures is related primarily to the consolidation of recent acquisitions in the U.S. and Europe.

     Net cash provided by financing activities was $32.9 million for the nine months ended September 30, 2003, compared to $17.9 million of net cash used in the comparable period in the prior year. Net borrowings were $66.5 million in 2003 compared to net borrowings of $1.8 million in 2002. During 2003, the borrowings were used to fund acquisitions and capital expenditures. During 2002, net borrowings were used to fund acquisitions. Dividends of $20.9 million and $18.9 million were paid during the nine months ended September 30, 2003 and 2002, respectively. In addition, $0.5 million was paid to shareholders in the third quarter of 2003 related to the redemption of rights issued pursuant to the Company's Shareholders Rights Plan.

     The Company increased its quarterly cash dividend per share from $.1325 to $.14 per share effective in December 2002. In addition, the Company raised its quarterly dividend to $.15 per share effective in April 2003. As a result of these increases, the annual dividend has grown from $.53 to $.60 per share since the third quarter of 2002.

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

     Income Taxes

     The Company files income tax returns and estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when known. These changes could impact the Company's financial statements. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company's tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the quarter ended September 30, 2003. For additional information on market risk, refer to pages 25 and 26 of the Company's 2002 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002.


ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to ensure that information, which is required to be disclosed by the Company, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the Company's Chairman, President & CEO and its Vice President, CFO & Treasurer, as of the end of the period covered by this report. Based upon this evaluation, the Company's management, including the Company's Chairman, President & CEO and its Vice President, CFO & Treasurer, concluded that the current system of controls and procedures is effective.

     The Company maintains a system of internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     At a meeting held on July 17, 2003, the Board of Directors authorized the redemption of the rights issued pursuant to the Company's Shareholder Rights Plan. Under the rights plan, one right is attached to each outstanding share of common stock. The rights were redeemed at a price of $.01 per right on September 3, 2003 to shareholders along with the $.15 per share quarterly dividend payment. The total amount paid to shareholders related to the rights redemption was $0.5 million and is reported on the Dividends Paid line of the Statement of Cash Flows.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. (See Exhibit Index following this report.)

     (b) Reports on Form 8-K. A report on Form 8-K was filed on October 23, 2003 to disclose earnings for the quarter ended September 30, 2003; a report on Form 8-K was filed on July 17, 2003 to announce the redemption of the Company's shareholder rights plan and a report on Form 8-K was filed on July 16, 2003 to disclose earnings for the quarter ended June 30, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SENSIENT TECHNOLOGIES CORPORATION


Date:         November 13, 2003        By:  /s/  John L. Hammond
                                       -----------------------------------------
                                       John L. Hammond, Vice President,
                                       Secretary & General Counsel






Date:         November 13, 2003        By:  /s/  Richard F. Hobbs
                                       -----------------------------------------
                                       Richard F. Hobbs, Vice
                                       President, Chief Financial
                                       Officer & Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003



Exhibit        Description                                         Incorporated by Reference From        Filed Herewith
-------        -----------                                         ------------------------------        --------------
31             Certification of the Company's Chairman,
               President & Chief Executive Officer and Vice
               President, Chief Financial Officer & Treasurer
               pursuant to Rule 13a-14(a) of the Exchange Act.                                           X

32             Certification of the Company's Chairman,
               President & Chief Executive Officer and Vice
               President, Chief Financial Officer & Treasurer
               pursuant to 18 United States Code Section 1350                                            X
