Form 10-K
period 2003-12-31
SENSIENT TECHNOLOGIES CORP
filed 2004-03-15
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7626

Sensient Technologies Corporation

WISCONSIN	39-0561070
(State of Incorporation)	(IRS Employer Identification Number)

777 EAST WISCONSIN AVENUE

MILWAUKEE, WISCONSIN 53202-5304

(414) 271-6755

(Address of Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.10 par value	New York Stock Exchange, Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was $1,079,695,923. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 47,742,027 shares of Common Stock outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2004 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2003 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; results of newly acquired businesses; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry acceptance of price increases; currency exchange rate fluctuations; and the matters discussed below under Part II, including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1.	Business

General

Sensient Technologies Corporation (the “Company”) was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Act”), and, in accordance with the Act, has filed annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be read and copied at the public reference facilities of the Commission at its principal offices at 450 Fifth Street, N.W., Washington, D.C. 20549, and can also be accessed from the web site maintained by the Commission at http://www.sec.gov. The public may obtain information on operations of the public reference room by calling the Commission at (800) SEC-0330.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The Company can also be reached at its web site at www.sensient-tech.com. The Company’s web address is provided as an inactive textual reference only, and the contents of this web site are not incorporated in or otherwise to be regarded as part of this annual report. The Company makes available free of charge on its web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s board of directors, as well as the Company’s Code of Conduct, Standards of Conduct for International Employees, Code of Ethics for Senior Financial Officers, and Corporate Governance Guidelines are also available on the Company’s website, and are available in print to any shareholder upon request.

Description of Business

Sensient Technologies Corporation is a global manufacturer and marketer of colors, flavors and fragrances. Sensient employs advanced technologies at facilities around the world to develop specialty chemicals for inkjet inks, display imaging systems and other applications. The Company’s customers include major international manufacturers representing some of the world’s best-known brands. The Company aims to continue to deliver strong results by developing high-performance products, accessing new markets and enhancing operations.

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

On April 24, 2003, the Company announced an increase in its annual cash dividend on its common stock from 56 cents per share to 60 cents per share, commencing with the dividend paid on June 2, 2003.

The Company’s operations, except for the Asia Pacific Group, are managed on a products and services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. Financial information regarding the Company’s two reportable segments is incorporated by reference to the information set forth on pages 36 through 38 of the Company’s 2003 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

Flavors & Fragrances Group

The Company is a global developer, manufacturer and supplier of flavor and fragrance systems for the food, beverage, pharmaceutical, personal care and household products industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products.

The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma and/or other characteristic to a broad range of consumer and other products. This Group includes the Company’s dehydrated flavors business, which produces ingredients for food processors.

The Flavors & Fragrances Group operates principally through the Company’s subsidiaries, Sensient Flavors Inc. and Sensient Dehydrated Flavors Company. The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Wisconsin, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

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

During 1998, the Company integrated its bioproducts business (which was formerly operated as a separate division) into its Flavors & Fragrances Group. The bioproducts business serves the food, animal feed processing, and bionutrient industries with a broad line of natural extracts and specialty flavors. The Company produces various specialty extracts from yeast, vegetable proteins, meat, milk protein and other natural products which are used primarily as savory flavors, texture modifiers and enhancers in processed foods. The nutritional and functional properties of these extracts also make them useful in enzyme and pharmaceutical production.

During 2000, the Company integrated its former Dehydrated Products Division into the Flavors & Fragrances Group. Operating through its Sensient Dehydrated Flavors business, the Company believes it is the second largest producer of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. In addition, Sensient Dehydrated Flavors is one of the leading dehydrators of specialty vegetables in

Europe. Advanced dehydration technologies utilized by Sensient Dehydrated Flavors permit faster and more effective rehydration of ingredients used in many of today’s popular convenience foods.

Color Group

The Company is a developer, manufacturer and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in pharmaceuticals, foods and beverages; colors and other ingredients for cosmetics and pharmaceuticals; and technical colors for industrial applications and digital imaging.

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

The Color Group operates principally through the Company’s subsidiary Sensient Colors Inc., which has its principal manufacturing plants in Missouri, California, New Jersey, Ohio, Canada, Mexico, France, Germany, Hungary, Italy, Spain, Switzerland and the United Kingdom.

The Color Group operates under the following trade names:

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

Strategic acquisitions continue to enhance product and process technology synergies, as well as increasing the Color Group’s international presence. As noted above, in August of 2003, the Company acquired Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications, for $13.0 million. The Company has not completed the purchase price allocation related to this acquisition. In September 2002, the Company acquired the business of Cardre Inc., which expanded the Company’s technology and product offerings in cosmetic color systems. The acquisitions of ECS Specialty Inks and Dyes in March 2002 and SynTec GmbH in January 2002 have provided a strategic base for the Company’s growing technical colors business in Europe. Based on the financial performance of certain of these businesses since their acquisition, the Company paid $2.2 million in 2003 and may be required to pay up to 1.8 million euros (approximately $2.3 million) of additional cash consideration in 2004.

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

In August 1999, the Company acquired certain assets of Nino Fornaciari fu Riccardo SNC, an Italian producer of natural colors for the food and beverage industries. This acquisition, together with the purchase of Italian natural color producer Reggiana Antociani S.R.L. in September 1998, strengthened the Company’s offerings in natural colors.

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

Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product line in the Pacific Rim under one name. Through its Asia Pacific Group, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Singapore. Manufacturing operations are located in Australia, China, Japan, New Zealand and the Philippines.

As noted above, in March of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million, net of cash acquired. The Company has not completed the purchase price allocation related to this acquisition. Also in 2003, the Company opened a sales office in Seoul, South Korea, and an office for research and development, as well as sales, in Jakarta, Indonesia. In 2001, the Asia Pacific Group incorporated Sensient India Private Limited and opened a new sales office in Mumbai, India. Additional sales offices are located in Australia, China, Hong Kong, Japan and Thailand.

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

The Company’s research, development and quality assurance personnel make significant contributions toward improving existing products and developing new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2003, the Company employed approximately 440 people in research, development and quality assurance.

Expenditures for research and development related to continuing operations in calendar year 2003 were $22.9 million, compared with $21.2 million in the year ended December 31, 2002 and $16.7 million in the year ended December 31, 2001. As part of its commitment to quality as a competitive advantage, the Company has undertaken efforts to achieve certification under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Sites currently certified include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom.

Products and Application Activities

The Company’s strategic focus is on the manufacture and marketing of high-performance components that bring life to products. Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products. Many of the proprietary processes and formulae developed by the Company are maintained as trade secrets and under confidentiality agreements with customers.

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

The Color Group also manufactures technical colors for industrial applications, specialty chemicals for digital imaging, and photographic chemicals. Through Sensient Imaging Technologies GmbH, the Color Group has expertise in the specialty chemicals used for organic light-emitting diodes (OLEDs).

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

•	Flavors and Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors in other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

•	Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes or natural colors. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of inkjet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against a number of large and small suppliers of inkjet inks and believes it gains an advantage as a low-cost, high-quality supplier.

•	Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Group, the Company is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 12 to the Consolidated Financial Statements of the Company, which appears on page 38 of the 2003 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important for the continued consistent growth of the Company.

Employees

As of December 31, 2003, the Company employed 3,707 persons worldwide.

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

LOCATION	GROUP/DIVISION	FUNCTION

UNITED STATES

California Escondido Greenfield Livingston (2) Turlock	Color Flavors & Fragrances Flavors & Fragrances Flavors & Fragrances	Sales and R&D/inkjet products and specialty inks Production/dehydrated flavors Production and R&D/dehydrated flavors Production, R&D and sales/dehydrated flavors

Illinois Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana Indianapolis (2)	Flavors & Fragrances	Production, sales and R&D/flavors

Michigan Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri St. Louis (2)*	Color	Production, R&D and sales/natural and synthetic colors

New Jersey Elmwood Park South Plainfield (3) **	Color Color	Production and sales/colors, dyes and inkjet products Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

North Carolina Charlotte*	Color	Sales/technical dyes for nonfood applications

Wisconsin Juneau Milwaukee*	Flavors & Fragrances Headquarters	Production/flavor enhancers and extracts Administrative offices

INTERNATIONAL

Argentina Buenos Aires*	Color	Sales/natural and synthetic colors

Australia Keysborough Sydney*	Asia Pacific Asia Pacific	Production, R&D and sales/colors and flavors Sales

Belgium Brussels* Heverlee	Flavors & Fragrances Flavors & Fragrances	Production and sales/natural health ingredients Production and sales/ingredients and flavors

Brazil São Paulo*	Color	Production and sales/natural and synthetic colors

Canada Cornwall, Ontario Delta, British Columbia Kingston, Ontario Mississauga, Ontario Rexdale, Ontario (2)* Tara, Ontario	Flavors & Fragrances Flavors & Fragrances Color Flavors & Fragrances Flavors & Fragrances Flavors & Fragrances

Production/flavor enhancers and extracts

Production/ingredients and flavors

Production and sales/natural and synthetic colors

R&D and sales/flavors

Production/ingredients and flavors

Production/ingredients and flavors

China Beijing* Guangzhou* Hong Kong* Qingdao* Shanghai*	Asia Pacific Asia Pacific Asia Pacific Asia Pacific Asia Pacific	Sales/colors and flavors Production, R&D and sales/colors and flavors Sales/colors and flavors Production/dehydrated flavors R&D and sales/colors and flavors

Czech Republic Prague*	Color	Sales/natural and synthetic colors

England Kings Lynn (2)* Milton Keynes	Color Flavors & Fragrances	Production, R&D and sales/synthetic and natural colors and dyes Production and sales/flavors and extracts

France Marchais Saint-Denis* Saint Ouen L’Aumone* Strasbourg Paris*	Flavors & Fragrances Color Color Flavors & Fragrances Flavors & Fragrances	Production/dehydrated flavors Sales/colors Production, R&D and sales/cosmetic colors and ingredients Production and sales/flavor enhancers and extracts R&D and sales/fragrances

INTERNATIONAL (Continued)

Germany Bremen (3)* Geesthacht Wolfen	Flavors & Fragrances Color Color	Production and sales/flavors, flavored products and essential oils Production, R&D and sales/natural and synthetic colors Production, R&D and sales/specialty dyes and chemicals

Hungary Budapest	Color	Production/natural and synthetic colors

India Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy Milan Reggio Emilia (2)	Flavors & Fragrances Color	Production, R&D and sales/flavors Production and sales/natural colors

Japan Osaka* Ibaraki Tokyo*	Asia Pacific Asia Pacific Asia Pacific	Sales/colors and flavors Production colors and flavors R&D and sales/colors and flavors

Korea Seoul*	Asia Pacific	Sales/flavors, colors and display-imaging chemicals

Mexico Celaya Lerma Tijuana* Tlalnepantla (2)*	Flavors & Fragrances Color Color Flavors & Fragrances

Production and sales/flavor enhancers and extracts

Production, R&D and sales/synthetic and natural colors

Production/inkjet inks and specialty inks

Production, R&D, distribution and sales/ingredients, flavors and fragrances

The Netherlands Amersfoort* Elburg Naarden	Color Flavors & Fragrances Flavors & Fragrances	Sales/natural and synthetic colors Production/dehydrated flavors Sales/dehydrated and other flavors

New Zealand Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending

Poland Warszawa*	Color	Sales/natural and synthetic colors

INTERNATIONAL (Continued)

Romania Morazia*	Color	Sales/natural and synthetic colors

Serbia Zenta	Color	Sales/food colors

Singapore Singapore*	Asia Pacific	R&D and sales/colors and flavors

South Africa Johannesburg*	Color	Production and sales/natural and synthetic colors

Spain Barcelona Barcelona* Granada	Color Flavors & Fragrances Flavors & Fragrances	Production, sales and R&D/inkjet products and specialty inks Sales/flavors Production, R&D and sales/fragrances and aromatic chemicals

Sweden Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland Morges*	Color	Production, R&D and sales/ technical colors

Thailand Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.

*	Indicates one leased property at the location.

**	Indicates two leased properties at the location.

Item 3.	Legal Proceedings

The Company is a party to various legal proceedings related to its business. The Company believes that adverse decisions in these proceedings would not, individually or in the aggregate, subject the Company to damages of a material amount.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2004 are as follows:

Name	Age	Position
Kenneth P. Manning	62	Chairman, President and Chief Executive Officer
Richard Carney	53	Vice President - Administration
John L. Hammond	57	Vice President, Secretary and General Counsel
Richard F. Hobbs	56	Vice President, Chief Financial Officer and Treasurer
Richard J. Malin	37	Assistant Treasurer
Charles A. Nicolais	43	President - Color Group
Ralph G. Pickles	57	President - Flavors & Fragrances Group
Stephen J. Rolfs	39	Vice President, Controller and Chief Accounting Officer
Dr. Ho-Seung Yang	56	Vice President – Marketing & Technology

The Company has employed all of the individuals named above, except Mr. Nicolais, for at least the past five years. Mr. Nicolais was elected President – Color Group on February 9, 2004. Prior to joining the Company, Mr. Nicolais was employed by Air Products and Chemicals Inc. of Allentown, Pennsylvania. He served as that organization’s Global Business Director – Epoxy Products and Industrial Coating Resins from 2000 to 2003 and as its Global Business Manager – Amines and Derivatives from 1998 to 2000.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2002 and 2003 appearing under “Common Stock Prices and Dividends” on page 41 of the 2003 Annual Report to Shareholders are incorporated by reference. In 2003, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of March 10, 2004, 702,400 shares had been repurchased under the latter authorization.

On July 17, 2003, the Board of Directors authorized the redemption of all the rights issued pursuant to the Company’s Shareholder Rights Plan. Under the rights plan, one right was attached to each outstanding share of the Company’s common stock. The rights were redeemed at a price of $0.01 per right. The redemption price was paid on September 3, 2003, in cash, to shareholders of record on August 25, 2003, along with the regular quarterly dividend payment.

The number of shareholders of record on March 10, 2004 was 4,124.

On April 24, 2003, the Company announced an increase in its annual cash dividend on its common stock from 56 cents per share to 60 cents per share, commencing with the dividend paid on June 2, 2003.

Information regarding the Company’s equity compensation plans appears in Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 42 and 43 of the 2003 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Analysis of Operations and Financial Condition” on pages 15 through 21 of the 2003 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 19 and 20 of the 2003 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 22 through 40 of the 2003 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that all information required to be disclosed by the Company is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report, under the supervision of and with the participation of the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer. Based on that review, the Chairman, President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer have concluded that the current system of controls and procedures is effective.

The Company maintains a system of internal controls over financial reporting. Since the date of management’s most recent evaluation, there have been no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for the booking in the Company’s Flavor business unit in Mexico (“Flavor-Mexico”) in March 2003 of sales which did not occur until April and May 2003 and except for fraudulent transactions in Flavor-Mexico which involved the improper recording of approximately $760,000 in sales in 2002 which did not occur until 2003 and subsequent falsification of records and other actions by local management to conceal their misconduct. Following an investigation conducted by the Audit Committee, with the assistance of outside counsel and a forensic accounting firm, and management, the Company terminated the general manager of the business unit and other responsible individuals.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and officers appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages three through six and page 21, respectively, of the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2004 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation

Information relating to compensation of directors and officers is incorporated by reference from “Director Compensation and Benefits” on pages nine and ten of the Proxy Statement and “Executive Compensation” on pages 16 through 18 of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the third paragraph on page seven of the Proxy Statement under the heading “Committees of the Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” on pages 12 and 13 of the Proxy Statement is incorporated by reference. The discussion appearing under “Equity Compensation Plan Information” on page 18 and 19 of the Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period January 1, 2003 through December 31, 2003, or in any such proposed transaction, except as described under “Certain Relationships and Related Transactions” on page 20 of the Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” on pages ten and eleven of the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedules. See below for “List of Financial Statements and Financial Statement Schedules.”

3:	See Exhibit Index following this report. With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are filed herewith because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(b)	A report on Form 8-K was filed on October 23, 2003 to disclose earnings for the quarter ended September 30, 2003. A report on Form 8-K was filed on December 29, 2003 to disclose a workforce reduction and the elimination of certain payments for post-retirement medical benefits. No other reports on Form 8-K were filed during the fourth quarter of 2003.

List of Financial Statements and Financial Statement Schedules

Page Reference in 2003 Annual Report To Shareholders
1. Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2003:

Independent Auditors’ Report	40

Consolidated Balance Sheets - December 31, 2003 and 2002	23

Consolidated Statements of Earnings - Years ended December 31, 2003, 2002 and 2001	22

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2003, 2002 and 2001	24-25

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001	26

Notes to Consolidated Financial Statements	27-39

Page Reference in Form 10-K
2. Financial Statement Schedules

Independent Auditors’ Report	17

Schedule II - Valuation and Qualifying Accounts and Reserves	18

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

To the Shareholders and Board of Directors

of Sensient Technologies Corporation:

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 12, 2004, which report expresses an unqualified opinion and includes an explanatory paragraph as to the adoption in 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sensient Technologies Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 12, 2004

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2003, 2002, 2001

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2001 Allowance for losses: Trade accounts receivable	$2,848	$782	$1,049	$619	$4,060
2002 Allowance for losses: Trade accounts receivable	$4,060	$1,294	$252	$721	$4,885
2003 Allowance for losses: Trade accounts receivable	$4,885	$2,044	$131	$2,217	$4,843
(A) Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ JOHN L. HAMMOND

John L. Hammond Vice President, Secretary & General Counsel

Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 15, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ KENNETH P. MANNING	/s/ JAMES A.D. CROFT

Kenneth P. Manning Chairman of the Board, President and Chief Executive Officer	James A.D. Croft Director

/s/ RICHARD F. HOBBS	/s/ ALBERTO FERNANDEZ

Richard F. Hobbs Vice President, Chief Financial Officer and Treasurer	Alberto Fernandez Director

/s/ MICHAEL E. BATTEN	/s/ WILLIAM V. HICKEY

Michael E. Batten Director	William V. Hickey Director

/s/ JOHN F. BERGSTROM	/s/ ESSIE WHITELAW

John F. Bergstrom Director	Essie Whitelaw Director

/s/ HANK BROWN

Hank Brown Director

/s/ FERGUS M. CLYDESDALE

Fergus M. Clydesdale Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 26, 2001	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of March 4, 2004		X

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract between Registrant and Kenneth P. Manning dated November 11, 1999	Exhibit 10.2(a) to Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers	Exhibit 10.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Exhibit 10.1(w) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1990 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(d) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1990 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(d)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(g)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(i)	Amended and Restated Directors Deferred Compensation Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(i)(1)	Amendment No. 1 to the Directors Deferred Compensation Plan dated December 12, 2000	Exhibit 10.1(h)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 2 to the Directors Deferred Compensation Plan, dated July 17, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Management Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(k)	Amended and Restated Executive Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(m)	Trust Agreement, including Changes upon Appointment of Successor Trustee dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No- 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(o)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(p)	Incentive Compensation Plan for Elected Corporate Officers	Appendix C to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(p)(1)	Amendment No. 1 to the Incentive Compensation Plan for Elected Corporate Officers dated December 12, 2000	Exhibit 10.1(o)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(q)	Form of Management Incentive Plan for Group and Division Presidents	Exhibit 10.2 (s) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(q)(1)	Amendment No. 1 to the Management Incentive Plan for Group and Division Presidents dated December 12, 2000	Exhibit 10.1(p)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(r)	Form of Management Incentive Plan for Corporate Management	Exhibit 10.2(t) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(r)(1)	Amendment No. 1 to Management Incentive Plan for Corporate Management dated December 12, 2000	Exhibit 10.1(q)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(s)	Form of Management Incentive Plan for Group and Division Management	Exhibit 10.2(u) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(s)(1)	Amendment No. 1 to Management Incentive Plan for Group and Division Management dated December 12, 2000	Exhibit 10.1(r)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A)	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(u)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B)	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(v)	Universal Foods Corporation Supplemental Benefit Plan, including Amendment No. 1 thereto dated September 10, 1998	Exhibit 10.2(w) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)	Amendment No. 2 to Supplemental Benefit Plan dated December 12, 2000	Exhibit 10.1(u)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)	Universal Foods Corporation Transition Retirement Plan, including Amendment No. 1 thereto, dated September 10, 1998	Exhibit 10.2(x) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(w)(1)	Amendment No. 2 to the Transition Retirement Plan dated December 12, 2000	Exhibit 10.1(v)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)(2)	Amendment No. 3 to the Transition Retirement Plan dated August 16, 2002	Exhibit 10.1(w)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(w)(3)	Amendment No. 4 to the Transition Retirement Plan dated December 26, 2002	Exhibit 10.1(w)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

13.1	Portions of Annual Report to Shareholders for the year ending December 31, 2003 that are incorporated by reference		X

14	Code of Ethics for Senior Financial Officers		X

21	Subsidiaries of the Registrant		X

23	Consent of Deloitte & Touche LLP		X

31	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, pursuant to 18 United States Code § 1350		X

99.1

Notice of Annual Meeting and Proxy

Statement dated March 15, 2004. Except to the extent specifically incorporated by reference herein, the Proxy Statement shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

Filed on Schedule 14A dated March 15, 2004 (Commission File No. 1-7626).