Form 10-Q
period 2004-03-31
SENSIENT TECHNOLOGIES CORP
filed 2004-05-07
CIK 310142

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2004
                                    --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number: 1-7626

                        SENSIENT TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                       39-0561070
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

             777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
             -----------------------------------------------------------
                      (Address of principal executive offices)

Registrant's telephone number, including area code:    (414) 271-6755
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

Yes  (X)     No  ( )
   -------     -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes  (X)     No  ( )
         -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

                 Class                            Outstanding at April 30, 2004
---------------------------------------           -----------------------------
Common Stock, par value $0.10 per share                 46,787,336 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION:

       Item 1. Financial Statements:
               Consolidated Condensed Statements of Earnings
               - Three Months Ended March 31, 2004 and 2003.               1

               Consolidated Condensed Balance Sheets

               - March 31, 2004 and December 31, 2003.                     2

               Consolidated Condensed Statements of Cash Flows
               - Three Months Ended March 31, 2004 and 2003.               3

               Notes to Consolidated Condensed Financial                   4
               Statements.

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                        8

       Item 3. Quantitative and Qualitative Disclosures About             10
               Market Risk.

       Item 4. Controls and Procedures.                                   11


PART II. OTHER INFORMATION:

       Item 6. Exhibits and Reports on Form 8-K.                          11

               Signatures.                                                12

               Exhibit Index.                                             13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                    2004          2003
                                                  --------      --------
Revenue                                           $254,165      $235,097

Cost of products sold                              179,493       158,115

Selling and administrative expenses                 46,089        42,048
                                                  --------      --------

Operating income                                    28,583        34,934

Interest expense                                     7,363         7,245
                                                  --------      --------

Earnings before income taxes                        21,220        27,689

Income taxes                                         6,260         7,227
                                                  --------      --------

Net earnings                                      $ 14,960      $ 20,462
                                                  ========      ========

Average number of common shares outstanding:

           Basic                                    46,475        47,058
                                                  ========      ========

           Diluted                                  46,738        47,398
                                                  ========      ========

Earnings per common share:
           Basic                                  $    .32      $    .43
                                                  ========      ========

           Diluted                                $    .32      $    .43
                                                  ========      ========

Dividends per common share                        $    .15      $    .14
                                                  ========      ========


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                     March 31,        December 31,
                                                                        2004              2003
                                                                   ------------       ------------
      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                    $      4,017       $      3,250
      Trade accounts receivable, net                                    171,700            168,073
      Inventories                                                       310,866            318,755
      Prepaid expenses and other current assets                          46,981             46,652
                                                                   ------------       ------------
           TOTAL CURRENT ASSETS                                         533,564            536,730
                                                                   ------------       ------------

OTHER ASSETS                                                             77,978             78,525

GOODWILL                                                                423,098            428,922

INTANGIBLE ASSETS, NET                                                   17,283             17,553

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                 28,633             29,042
    Buildings                                                           193,900            193,147
    Machinery and equipment                                             538,178            537,623
                                                                   ------------       ------------
                                                                        760,711            759,812
    Less accumulated depreciation                                      (376,232)          (368,014)
                                                                   ------------       ------------
                                                                        384,479            391,798
                                                                   ------------       ------------
TOTAL ASSETS                                                       $  1,436,402       $  1,453,528
                                                                   ============       ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                       $     63,451       $     67,535
      Accrued salaries, wages and withholdings from employees            10,436             12,871
      Other accrued expenses                                             59,952             61,464
      Income taxes                                                       13,828             11,817
      Short-term borrowings                                             106,748            114,974
      Current maturities of long-term debt                               13,703             13,759
                                                                   ------------       ------------

           TOTAL CURRENT LIABILITIES                                    268,118            282,420

DEFERRED INCOME TAXES                                                    24,114             23,529

OTHER LIABILITIES                                                        10,365             11,329

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                    30,853             30,208

LONG-TERM DEBT                                                          522,474            525,924

SHAREHOLDERS' EQUITY:
      Common stock                                                        5,396              5,396
      Additional paid-in capital                                         72,151             72,194
      Earnings reinvested in the business                               682,753            674,803
      Treasury stock, at cost                                          (146,903)          (147,472)
      Unearned portion of restricted stock                               (3,554)            (3,844)
      Accumulated other comprehensive income (loss)                     (29,365)           (20,959)
                                                                   ------------       ------------

           TOTAL SHAREHOLDERS' EQUITY                                   580,478            580,118
                                                                   ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  1,436,402       $  1,453,528
                                                                   ============       ============


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months
                                                                      Ended March 31,
                                                                  -----------------------
                                                                    2004           2003
                                                                  --------       --------
Net cash provided by operating activities                         $ 24,826       $    853
                                                                  --------       --------

Cash flows from investing activities:

   Acquisition of property, plant and equipment                     (9,635)       (10,336)
   Acquisition of businesses - net of cash acquired                     --         (4,107)
   Proceeds from sale of assets                                         --          1,948
   Decrease in other assets                                          2,078             68
                                                                  --------       --------

Net cash used in investing activities                               (7,557)       (12,427)
                                                                  --------       --------

Cash flows from financing activities:

   Proceeds from additional borrowings                              19,470         23,232
   Reduction in debt                                               (29,013)          (691)
   Purchase of treasury stock                                           --         (4,969)
   Dividends paid                                                   (7,009)        (6,763)
   Proceeds from options exercised and other                           326          2,693
                                                                  --------       --------

Net cash (used in) provided by financing activities                (16,226)        13,502
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents          (276)           526
                                                                  --------       --------


Net increase in cash and cash equivalents                              767          2,454
Cash and cash equivalents at beginning of period                     3,250          2,103
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  4,017       $  4,557
                                                                  ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:

     Interest                                                     $  2,704       $  2,705
     Income taxes                                                    3,068          5,987

   Liabilities assumed in acquisitions                            $     --       $     --


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies

      In the opinion of Sensient Technologies Corporation (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      Expenses are charged to operations in the year incurred. However, for reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

      Certain amounts as previously presented have been reclassified to conform to the current period presentation.

      Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2003, for additional details of the Company's financial condition and a description of the Company's accounting policies, which have been continued without change except for the item described below.

      On January 1, 2004, the Company adopted the remaining provisions of the Financial Accounting Statements Board Interpretation No. 46 ("46R"), "Consolidation of Variable Interest Entities," to clarify certain provisions of FIN No. 46, and to exempt certain entities from its requirements. There was no impact of adopting this interpretation on the Company's consolidated financial statements.

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

                                                    Three Months
                                                   Ended March 31,
(In thousands except per share information)  ---------------------------
                                                2004             2003
                                             ----------       ----------
Net earnings:
   As reported                               $   14,960       $   20,462
   Add: reported stock compensation
        expense - net of tax                        180              132
   Less: fair value stock compensation
        expense - net of tax                       (663)            (619)
                                             ----------       ----------
   Pro forma net earnings                    $   14,477       $   19,975
                                             ==========       ==========

Earnings per common share:
   Basic as reported                         $      .32       $      .43
   Less: net impact of fair value stock
        expense - net of tax                       (.01)            (.01)
                                             ----------       ----------
   Basic pro forma                           $      .31       $      .42

   Diluted as reported                       $      .32       $      .43
   Less: net impact of fair value stock
        expense - net of tax                       (.01)            (.01)
                                             ----------       ----------
   Diluted pro forma                         $      .31       $      .42

2.    Segment Information

      Operating results and the related assets by segment for the periods presented are as follows:

(In thousands)                             Flavors &                           Corporate
                                          Fragrances           Color            & Other         Consolidated
                                         ------------      ------------      ------------       ------------
Three months ended March 31, 2004:
Revenues from external customers         $    145,663      $     91,643      $     16,859       $    254,165
Intersegment revenues                           5,901             2,523                --              8,424
                                         ------------      ------------      ------------       ------------
Total revenue                            $    151,564      $     94,166      $     16,859       $    262,589
                                         ============      ============      ============       ============

Operating income (loss)                  $     17,812      $     15,649      $     (4,878)      $     28,583
Interest expense                                   --                --             7,363              7,363
                                         ------------      ------------      ------------       ------------
Earnings (loss) before income taxes      $     17,812      $     15,649      $    (12,241)      $     21,220
                                         ============      ============      ============       ============

Assets                                   $    679,203      $    618,375      $    138,824       $  1,436,402
                                         ============      ============      ============       ============

Three months ended March 31, 2003:
Revenues from external customers         $    133,966      $     86,153      $     14,978       $    235,097
Intersegment revenues                           5,562             3,415                --              8,977
                                         ------------      ------------      ------------       ------------
Total revenue                            $    139,528      $     89,568      $     14,978       $    244,074
                                         ============      ============      ============       ============

Operating income (loss)                  $     20,028      $     20,196      $     (5,290)      $     34,934
Interest expense                                   --                --             7,245              7,245
                                         ------------      ------------      ------------       ------------
Earnings (loss) before income taxes      $     20,028      $     20,196      $    (12,535)      $     27,689
                                         ============      ============      ============       ============

Assets                                   $    611,252      $    555,848      $    148,071       $  1,315,171
                                         ============      ============      ============       ============

3.    Retirement Plans

      The Company's pension expense for the periods presented are as follows:

                                        Three Months Ended March 31,
                                        ---------------------------
(In thousands)                           2004                 2003
                                        ------               ------
Service cost                            $  205               $  175
Interest cost                              390                  381
Expected return on plan assets             (64)                 (64)
Amortization of prior service cost         305                  298
                                        ------               ------

Defined benefit expense                 $  836               $  790
                                        ======               ======

      During the first quarter of 2004, the Company made a contribution of $0.1 million to its pension plans. Total contributions to Company pension plans are expected to be $0.4 million in 2004.

4.    Inventories

      At March 31, 2004 and December 31, 2003, inventories included finished and in-process products totaling $220.8 million and $227.2 million, respectively, and raw materials and supplies of $90.1 million and $91.6 million, respectively.

5.    Special Charges

      On December 19, 2003, the Company announced its intent to improve its cost efficiency worldwide by reducing headcount and improving operational efficiency. The Company recorded special charges of $6.5 million ($4.7 million after-tax, $0.10 per share) in December 2003. During the first quarter of 2004, approximately $1.0 million of payments, mostly for severance, have been applied to the special charges reserve. The remaining payments will be made in 2004.

      A rollforward of the special charges reserve related to severance and other employee separation costs is included below (In thousands):

         December 31, 2003             $2,768
         Amounts paid                    (966)
                                       ------
         March 31, 2004                $1,802
                                       ======

6.    Acquisitions

      The Company has not acquired any businesses in 2004. In March of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million, net of cash acquired. The Company has not completed the purchase price allocations for Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications, acquired in August 2003.

      The Company may be required to pay up to 1.8 million Euro (approximately $2.1 million) of additional cash consideration for acquisitions made in 2002 subject to specific performance targets in the second year following the acquisitions.

7.    Shareholders' Equity

      The Company did not repurchase any shares of its common stock during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company repurchased 0.3 million shares of its common stock for an aggregate price of $5.0 million.

      Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended March 31, 2004 and 2003 was $6.6 million and $20.6 million, respectively.

8.    Cash Flows from Operating Activities

      Cash flows from operating activities are detailed below:

                                                                  Three Months Ended March 31,
(In thousands)                                                    ---------------------------
                                                                    2004               2003
                                                                  --------           --------
Cash flows from operating activities:

      Net earnings                                                $ 14,960           $ 20,462
      Adjustments to arrive at net cash provided
        by operating activities:
         Depreciation and amortization                              12,247             11,074
         Gain on sale of assets                                         --             (1,470)
         Changes in operating assets and liabilities, net of
           effects of acquisitions of businesses                    (2,381)           (29,213)
                                                                  --------           --------
Net cash provided by operating activities                         $ 24,826           $    853
                                                                  ========           ========

9.    Guarantees

      In connection with the sale of substantially all of the Company's Yeast business on February 23, 2001, the Company has provided the buyer of these operations with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company's liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. In cases where the Company believes it is probable that payments will be required under these provisions, a liability was recognized at the time of the asset sale. The Company believes that the probability of incurring payments under these provisions in excess of the amount of the liability recorded is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Revenue for the quarter ended March 31, 2004 increased by 8.1% to $254.2 million from $235.1 million for the comparable quarter of 2003. Revenue for the Flavors & Fragrances segment increased by 8.6% over the comparable period last year. Revenue for the Color segment increased by 5.1% and revenue for Asia Pacific increased by 12.6% for the quarter over the comparable period last year. Additional information on group results can be found in the Segment Information section.

      The gross profit margin was 29.4% and 32.7% for the three months ended March 31, 2004 and 2003, respectively. Approximately two-thirds of the decrease in margin resulted from lower volumes and pricing in North American food and beverage colors as well as in paper and industrial colors and one-third of the decrease was due to lower pricing combined with higher costs in the dehydrated flavors business. Lower volumes and pricing within the Color segment during the quarter were primarily attributable to increased competitive activity and lower demand for colors as a result of fewer new product introductions by customers. Pricing of dehydrated flavor products declined, as compared to the previous year's comparable quarter, as a result of increased competitive activity. The increased costs within the dehydrated flavors business during the quarter were due to lower yields in the most recent harvest as well as increased energy and other processing costs.

      Selling and administrative expenses as a percent of revenue were 18.1% and 17.9% for the three months ended March 31, 2004 and 2003, respectively. The increase was primarily attributable to expenses related to personnel changes and additions to manage the expanded size and scope of the Company's businesses after the recent acquisitions.

      Operating income for the three months ended March 31, 2004 was $28.6 million, compared to $34.9 million for the comparable quarter in 2003 for reasons explained above.

      Favorable foreign exchange rates increased revenue by 5.8% and operating income by 4.6% for the three month period ended March 31, 2004 over the comparable period last year.

      As discussed in Note 5 of the financial statements, the Company announced on December 19, 2003, its intent to reduce headcount and improve the operational efficiency of its operations. Savings as a result of these initiatives had a positive impact on operating income of $1.7 million in the quarter ended March 31, 2004. Additional restructuring savings are expected to be realized during the remainder of the year.

      Interest expense for the three months ended March 31, 2004 was $7.4 million, an increase of 1.6% over the prior year. The increase was a result of higher average debt balances partially offset by lower interest rates.

      The effective income tax rate was 29.5% and 26.1% for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate for the three months ended March 31, 2004 was slightly reduced by the favorable settlement of certain prior year tax matters. The effective tax rate for the three months ended March 31, 2003 was also reduced by the favorable settlement of certain prior year tax matters, which amounted to three cents of earnings per share. Management expects the effective tax rate for the remainder of 2004 to be 31%.

      SEGMENT INFORMATION

      Flavors & Fragrances -
      For the three months ended March 31, 2004, revenue for the Flavors & Fragrances segment increased by 8.6%, to $151.6 million, compared to $139.5 million for the same period last year. Favorable foreign exchange rates resulted in a 5.9% increase in revenue. Excluding exchange rates, revenue increased 2.7%, or $3.8 million, primarily because of higher fragrance sales ($2.1 million), which were due to the recently completed expansion in the aroma chemical product line, and improved results in Latin America ($1.8 million), offset by declines in other markets. Operating income in the quarter ended March 31, 2004 was $17.8 million compared to $20.0 million last year. Excluding the favorable effect of exchange rates

      (2.8%, or $0.6 million), the decrease was primarily attributable to lower profits in the dehydrated flavors business ($2.4 million) due to lower pricing and higher product costs. Operating income as a percent of revenue was 11.8%, a decrease of 260 basis points from the comparable quarter last year.

      Color -
      For the three months ended March 31, 2004, revenue for the Color segment increased by $4.6 million, or 5.1% to $94.2 million. Favorable foreign exchange rates and acquisitions resulted in a 5.2% and 1.8% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 1.9% or $1.7 million, primarily the result of declines in volumes and prices in North American food and beverage colors ($2.6 million) and in paper and industrial colors ($0.8 million), partially offset by continued growth in the cosmetic color business ($1.5 million). Operating income for the three months ended March 31, 2004 was $15.6 million versus $20.2 million from the comparable period last year. Excluding the favorable effect of exchange rates (4.5%, or $0.9 million) and acquisitions (2.1%, or $0.4 million), the resulting decrease in operating income was primarily attributable to declines in the food and beverage colors business. Partially offsetting those decreases were the reduction of reserves ($1.8 million) primarily related to lower than expected environmental costs associated with the closure of a manufacturing site. Operating income as a percent of revenue was 16.6%, a decrease of 590 basis points from the comparable quarter last year, primarily due to the reasons provided above. Quarterly profits for the Color segment represent a significant improvement over the $12.2 million of operating income and the related profit margin of 14.8% in the fourth quarter of 2003. Management expects this improvement to continue over the remainder of the year as a result of its cost reduction and other profit improvement initiatives.

      FINANCIAL CONDITION

      Cash provided by operating activities increased $24 million for the three months ended March 31, 2004 compared to the comparable period last year. The Company's ratio of debt to total capital improved to 52.6% as of March 31, 2004, from 53.0% as of December 31, 2003. The improvement resulted from a decrease in debt.

      Net cash provided by operating activities was $24.8 million for the three months ended March 31, 2004, compared to $0.9 million for the three months ended March 31, 2003. The increase in cash provided by operating activities was primarily due to a decrease in the growth of inventory during the quarter versus the comparable quarter last year. Net cash increased $12 million due to an $8 million decline in inventories this quarter from a better matching of production to demand and a $4 million increase in last year's quarter to accommodate the consolidation of three manufacturing facilities in the second half of last year. The remaining increase in net cash was attributable to improvements in trade accounts receivable and other areas of working capital.

      Net cash used in investing activities was $7.6 million for the three months ended March 31, 2004 compared to $12.4 million in the comparable period last year. Net cash used in investing activities in 2004 included capital expenditures of $9.6 million. Net cash used in investing activities in 2003 included capital expenditures of $10.3 million and acquisitions of $4.1 million.

      Net cash used in financing activities was $16.2 million for the three months ended March 31, 2004, compared to $13.5 million of net cash provided by financing activities in the comparable period in the prior year. During 2004, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. During 2003, net borrowings were used to fund acquisitions. Net reductions of debt were $9.5 million in 2004 compared to net borrowings of $22.5 million in 2003. Dividends of $7.0 million and $6.8 million were paid during the three months ended March 31, 2004 and 2003, respectively.

      The Company's financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.

      ISSUER PURCHASES OF EQUITY SECURITIES

      The Company did not purchase any shares of Company stock during the three months ended March 31, 2004. On April 27, 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to
      5.0 million shares of Company stock. As of March 31, 2004, 4.3 million shares were available under this authorization. The Company's share repurchase program has no expiration date.

      CONTRACTUAL OBLIGATIONS

      The Company is subject to certain contractual obligations, including long-term debt, operating leases and manufacturing purchases. The following table summarizes the Company's significant contractual obligations as of March 31, 2004.

Payments due by period
(In thousands)                            Total       < 1 year      1-3 years     4-5 years     > 5 years
                                        --------      --------      ---------     ---------     ---------
Long-term debt                          $536,177      $ 13,703      $231,759      $ 99,340      $191,375
Operating lease obligations               29,570         7,216        10,624         4,944         6,786
Manufacturing purchase commitments        63,197        34,026        20,880         5,387         2,904
                                        --------      --------      --------      --------      --------
Total contractual obligations           $628,944      $ 54,945      $263,263      $109,671      $201,065
                                        ========      ========      ========      ========      ========

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

      Income Taxes

      The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when known. These changes could impact the Company's financial statements. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company's tax expense.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk during the quarter ended March 31, 2004. For additional information on market risk, refer to pages 19 and 20 of the Company's 2003 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

      The Company maintains a system of disclosure controls and procedures that is designed to ensure that all information required to be disclosed by the Company is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report, under the supervision of and with the participation of the Company's Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer. Based on that review, the Chairman, President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer have concluded that the current system of controls and procedures is effective.

      The Company maintains a system of internal control over financial reporting. There have been no changes that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2004.

      FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers; results of newly acquired businesses; the Company's ability to successfully implement its growth strategies; the outcome of the Company's various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company's domestic and international business; competition from other suppliers of color and flavors and fragrances; growth in markets for products in which the Company competes; industry acceptance of price increases; currency exchange rate fluctuations; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.  (See Exhibit Index following this report.)

       (b) Reports on Form 8-K. A report on Form 8-K was filed on February 17, 2004 to disclose earnings for the quarter and year ended December 31, 2003. A report on Form 8-K was filed on April 20, 2004 to disclose earnings for the quarter ended March 31, 2004.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SENSIENT TECHNOLOGIES CORPORATION


Date:    May 7, 2004              By:  /s/  John L. Hammond
                                  ----------------------------------
                                  John L. Hammond, Vice President,
                                  Secretary & General Counsel


Date:    May 7, 2004              By:  /s/  Richard F. Hobbs
                                  -----------------------------------
                                  Richard F. Hobbs, Vice President,
                                  Chief Financial Officer & Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004


Exhibit   Description                         Incorporated by          Filed
                                              Reference From           Herewith
3.2       Amended and Restated By-Laws of     Exhibit 3.2 to Annual
          Sensient Technologies Corporation   Report on Form 10-K for
          as amended as of March 4, 2004      the fiscal year ended
                                              December 31, 2003
                                              (Commission File No.
                                              1-7626)

31        Certifications of the Company's                                  X
          Chairman, President & Chief
          Executive Officer and Vice
          President, Chief Financial Officer
          & Treasurer pursuant to Rule
          13a-14(a) of the Exchange Act

32        Certifications of the Company's                                  X
          Chairman, President & Chief
          Executive Officer and Vice
          President, Chief Financial Officer
          & Treasurer pursuant to 18 United
          States Code Section 1350