Form 10-Q
period 2004-06-30
SENSIENT TECHNOLOGIES CORP
filed 2004-08-06
CIK 310142

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                              Outstanding at July 31, 2004
---------------------------------------             ----------------------------
Common Stock, par value $0.10 per share                   46,882,261 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX

                                                                             Page No.
                                                                             --------
PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements:
                Consolidated Condensed Statements of Earnings
                - Three and Six Months Ended June 30, 2004 and 2003.             1

                Consolidated Condensed Balance Sheets
                - June 30, 2004 and December 31, 2003.                           2

                Consolidated Condensed Statements of Cash Flows
                - Six Months Ended June 30, 2004 and 2003.                       3

                Notes to Consolidated Condensed Financial Statements.            4

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                       8

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.     11

        Item 4. Controls and Procedures.                                        12

PART II. OTHER INFORMATION:

        Item 1. Legal Proceedings.                                              12

        Item 4. Submission of Matters to a Vote of Security Holders.            13

        Item 5. Other Information.                                              13

        Item 6. Exhibits and Reports on Form 8-K.                               14

                Signatures.                                                     15

                Exhibit Index.                                                  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                   Three Months          Six Months
                                                  Ended June 30,        Ended June 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
                                               --------   --------   --------   --------
Revenue                                        $263,838   $261,928   $518,003   $497,025

Cost of products sold                           183,200    177,385    362,693    335,500

Selling and administrative expenses              46,614     45,850     92,703     87,898
                                               --------   --------   --------   --------

Operating income                                 34,024     38,693     62,607     73,627

Interest expense                                  7,965      7,572     15,328     14,817
                                               --------   --------   --------   --------

Earnings before income taxes                     26,059     31,121     47,279     58,810

Income taxes                                      7,810      9,452     14,070     16,679
                                               --------   --------   --------   --------

Net earnings                                   $ 18,249   $ 21,669   $ 33,209   $ 42,131
                                               ========   ========   ========   ========

Average number of common shares outstanding:
           Basic                                 46,510     46,824     46,493     46,939
                                               ========   ========   ========   ========

           Diluted                               46,790     47,163     46,764     47,278
                                               ========   ========   ========   ========

Earnings per common share:
           Basic                               $    .39   $    .46   $    .71   $    .90
                                               ========   ========   ========   ========

           Diluted                             $    .39   $    .46   $    .71   $    .89
                                               ========   ========   ========   ========

Dividends per common share                     $    .15   $    .15   $    .30   $    .29
                                               ========   ========   ========   ========

See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                     June 30,     December 31,
                                                                      2004           2003
                                                                   -----------    -----------
         ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                 $     4,468    $     3,250
         Trade accounts receivable, net                                172,561        168,073
         Inventories                                                   321,346        318,755
         Prepaid expenses and other current assets                      44,986         46,652
                                                                   -----------    -----------
                TOTAL CURRENT ASSETS                                   543,361        536,730
                                                                   -----------    -----------
OTHER ASSETS                                                            70,045         78,525

GOODWILL                                                               423,407        428,922

INTANGIBLE ASSETS, NET                                                  17,001         17,553

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                              28,113         29,042
      Buildings                                                        195,161        193,147
      Machinery and equipment                                          546,733        537,623
                                                                   -----------    -----------
                                                                       770,007        759,812
      Less accumulated depreciation                                   (387,013)      (368,014)
                                                                   -----------    -----------
                                                                       382,994        391,798
                                                                   -----------    -----------
TOTAL ASSETS                                                       $ 1,436,808    $ 1,453,528
                                                                   ===========    ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Trade accounts payable                                    $    74,760    $    67,535
         Accrued salaries, wages and withholdings from employees        11,859         12,871
         Other accrued expenses                                         49,812         61,464
         Income taxes                                                   18,062         11,817
         Short-term borrowings                                          97,043        114,974
         Current maturities of long-term debt                           13,480         13,759
                                                                   -----------    -----------
                TOTAL CURRENT LIABILITIES                              265,016        282,420

DEFERRED INCOME TAXES                                                   25,229         23,529

OTHER LIABILITIES                                                        8,034         11,329

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                   31,824         30,208

LONG-TERM DEBT                                                         514,356        525,924

SHAREHOLDERS' EQUITY:
         Common stock                                                    5,396          5,396
         Additional paid-in capital                                     72,084         72,194
         Earnings reinvested in the business                           693,974        674,803
         Treasury stock, at cost                                      (146,155)      (147,472)
         Unearned portion of restricted stock                           (3,424)        (3,844)
         Accumulated other comprehensive income (loss)                 (29,526)       (20,959)
                                                                   -----------    -----------
                TOTAL SHAREHOLDERS' EQUITY                             592,349        580,118
                                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 1,436,808    $ 1,453,528
                                                                   ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                                --------------------
                                                                                  2004        2003
                                                                                --------    --------
Net cash provided by operating activities                                       $ 52,899    $ 17,843
                                                                                --------    --------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                                 (20,688)    (37,281)
    Acquisition of businesses - net of cash acquired                                  --      (4,107)
    Proceeds from sale of assets                                                   1,092       2,498
    Decrease in other assets                                                       2,348          21
                                                                                --------    --------
Net cash used in investing activities                                            (17,248)    (38,869)
                                                                                --------    --------
Cash flows from financing activities:
    Proceeds from additional borrowings                                           27,457      46,104
    Reduction in debt                                                            (48,215)       (533)
    Purchase of treasury stock                                                        --      (9,668)
    Dividends paid                                                               (14,036)    (13,847)
    Proceeds from options exercised and other                                        647       4,055
                                                                                --------    --------
Net cash (used in) provided by financing activities                              (34,147)     26,111
                                                                                --------    --------
Effect of exchange rate changes on cash and cash equivalents                        (286)        430
                                                                                --------    --------
Net increase in cash and cash equivalents                                          1,218       5,515
Cash and cash equivalents at beginning of period                                   3,250       2,103
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  4,468    $  7,618
                                                                                ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                                 $ 12,033    $ 14,655
       Income taxes                                                                3,981      12,849

    Liabilities assumed in acquisitions                                         $     --    $     --

See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies

      In the opinion of Sensient Technologies Corporation (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

                                                     Three Months                 Six Months
                                                    Ended June 30,              Ended June 30,
                                               ------------------------    ------------------------
(In thousands except per share information)       2004          2003          2004          2003
                                               ----------    ----------    ----------    ----------
Net earnings:
     As reported                               $   18,249    $   21,669    $   33,209    $   42,131
     Add: reported stock compensation
           expense - net of tax                       175           126           355           258
     Less: fair value stock compensation
           expense - net of tax                      (519)         (643)       (1,181)       (1,262)
                                               ----------    ----------    ----------    ----------
     Pro forma net earnings                    $   17,905    $   21,152    $   32,383    $   41,127
                                               ==========    ==========    ==========    ==========
Earnings per common share:
     Basic as reported                         $      .39    $      .46    $      .71    $      .90
     Less: net impact of fair value stock
           compensation expense - net of tax         (.01)         (.01)         (.01)         (.02)
                                               ----------    ----------    ----------    ----------
     Basic pro forma                           $      .38    $      .45    $      .70    $      .88

     Diluted as reported                       $      .39    $      .46    $      .71    $      .89
     Less: net impact of fair value stock
           compensation expense - net of tax         (.01)         (.01)         (.02)         (.02)
                                               ----------    ----------    ----------    ----------
     Diluted pro forma                         $      .38    $      .45    $      .69    $      .87

2.    Segment Information

      Operating results and the related assets by segment for the periods presented are as follows:

                                      Flavors &                Corporate
        (In thousands)                Fragrances     Color      & Other     Consolidated
                                      ----------   ---------   ---------    ------------
Three months ended June 30, 2004:
Revenues from external customers      $  154,024   $  92,623   $  17,191    $    263,838
Intersegment revenues                      6,492       2,891          --           9,383
                                      ----------   ---------   ---------    ------------
Total revenue                         $  160,516   $  95,514   $  17,191    $    273,221
                                      ==========   =========   =========    ============

Operating income (loss)               $   21,976   $  17,704   $  (5,656)   $     34,024
Interest expense                              --          --       7,965           7,965
                                      ----------   ---------   ---------    ------------
Earnings (loss) before income taxes   $   21,976   $  17,704   $ (13,621)   $     26,059
                                      ==========   =========   =========    ============

Three months ended June 30, 2003:
Revenues from external customers      $  148,096   $  97,826   $  16,006    $    261,928
Intersegment revenues                      6,095       3,668          --           9,763
                                      ----------   ---------   ---------    ------------
Total revenue                         $  154,191   $ 101,494   $  16,006    $    271,691
                                      ==========   =========   =========    ============

Operating income (loss)               $   22,256   $  21,631   $  (5,194)   $     38,693
Interest expense                              --          --       7,572           7,572
                                      ----------   ---------   ---------    ------------
Earnings (loss) before income taxes   $   22,256   $  21,631   $ (12,766)   $     31,121
                                      ==========   =========   =========    ============

                                      Flavors &                   Corporate
        (In thousands)                Fragrances      Color        & Other      Consolidated
                                      ----------   -----------   -----------    ------------
Six months ended June 30, 2004:
Revenues from external customers      $  299,687   $   184,266   $    34,050    $    518,003
Intersegment revenues                     12,393         5,414            --          17,807
                                      ----------   -----------   -----------    ------------
Total revenue                         $  312,080   $   189,680   $    34,050    $    535,810
                                      ==========   ===========   ===========    ============

Operating income (loss)               $   39,788   $    33,353   $   (10,534)   $     62,607
Interest expense                              --            --        15,328          15,328
                                      ----------   -----------   -----------    ------------
Earnings (loss) before income taxes   $   39,788   $    33,353   $   (25,862)   $     47,279
                                      ==========   ===========   ===========    ============
Assets                                $  687,182   $   618,633   $   130,993    $  1,436,808
                                      ==========   ===========   ===========    ============

Six months ended June 30, 2003:
Revenues from external customers      $  282,062   $   183,979   $    30,984    $    497,025
Intersegment revenues                     11,657         7,083            --          18,740
                                      ----------   -----------   -----------    ------------
Total revenue                         $  293,719   $   191,062   $    30,984    $    515,765
                                      ==========   ===========   ===========    ============

Operating income (loss)               $   42,284   $    41,827   $   (10,484)   $     73,627
Interest expense                              --            --        14,817          14,817
                                      ----------   -----------   -----------    ------------
Earnings (loss) before income taxes   $   42,284   $    41,827   $   (25,301)   $     58,810
                                      ==========   ===========   ===========    ============
Assets                                $  675,179   $   584,250   $   133,027    $  1,392,456
                                      ==========   ===========   ===========    ============

3.    Retirement Plans

      The Company's components of benefit cost for the periods presented are as follows:

                                     Three Months Ended June 30,    Six Months Ended June 30,
                                     ---------------------------    ------------------------
     (In thousands)                    2004               2003        2004            2003
                                     --------           --------    --------        --------
Service cost                         $    242           $    235    $    483        $    469
Interest cost                             420                408         839             816
Expected return on plan assets            (64)               (64)       (127)           (127)
Amortization of prior service cost        338                323         676             646
                                     --------           --------    --------        --------
Defined benefit expense              $    936           $    902    $  1,871        $  1,804
                                     ========           ========    ========        ========

      During the three months and six months ended June 30, 2004, the Company made contributions to its pension plans of $0.1 million and $0.17 million, respectively. Total contributions to Company pension plans are expected to be $0.5 million in 2004.

4.    Inventories

      At June 30, 2004 and December 31, 2003, inventories included finished and in-process products totaling $235.7 million and $227.2 million, respectively, and raw materials and supplies of $85.6 million and $91.6 million, respectively.

5.    Special Charges

      On December 19, 2003, the Company announced its intent to improve its cost efficiency worldwide by reducing headcount and improving operational efficiency. The Company recorded special charges of $6.5 million ($4.7 million after-tax, $0.10 per share) in December 2003. During the six months ended June 30, 2004, approximately $2.2 million of payments, mostly for severance, have been applied to the special charges reserve. The remaining payments will be made in 2004.

      A rollforward of the special charges reserve related to severance and other employee separation costs is included below:

 (In thousands)
December 31, 2003           $ 2,768
Amounts paid                 (2,219)
                            -------
June 30, 2004               $   549
                            =======

6.    Acquisitions

      The Company has not acquired any businesses in 2004. In March of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million, net of cash acquired.

      The Company acquired Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications, in August 2003. The Company has not completed the purchase price allocation for this acquisition.

7.    Shareholders' Equity

      The Company did not repurchase any shares of its common stock during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company repurchased 0.5 million shares of its common stock for an aggregate price of $9.7 million.

      Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2004 and 2003 was $18.1 million and $39.6 million, respectively. Total comprehensive income for the six months ended June 30, 2004 and 2003 was $24.6 million and $60.2 million, respectively.

8.    Cash Flows from Operating Activities

      Cash flows from operating activities are detailed below:

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                         (In thousands)                               2004             2003
                                                                    --------         --------
Cash flows from operating activities:
         Net earnings                                               $ 33,209         $ 42,131
         Adjustments to arrive at net cash provided
           by operating activities:
              Depreciation and amortization                           23,922           22,203
              Gain on sale of assets                                      --           (1,551)
              Changes in operating assets and liabilities, net of
                 effects of acquisitions of businesses                (4,232)         (44,940)
                                                                    --------         --------
Net cash provided by operating activities                           $ 52,899         $ 17,843
                                                                    ========         ========

9.    Guarantees

      In connection with the sale of substantially all of the Company's Yeast business on February 23, 2001, the Company has provided the buyer of these operations with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company's liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. Liability related to certain matters, including claims relating to pre-closing environmental liabilities, is not capped. In cases where the Company believed it is probable that payments would be required under these provisions, a liability was recognized at the time of the asset sale. The Company believes that the probability of incurring payments under these provisions in excess of the amount of the liability recorded, other than with respect to the potential environmental liabilities discussed below, is remote.

      The Company has become aware that in June 2004, the United States Environmental Protection Agency (the "EPA") issued a Notice of Violation/Finding of Violation ("NOV") to Lesaffre Yeast Corporation ("Lesaffre") for alleged violations of the Wisconsin air emission requirements. Some of these violations allegedly occurred before Lesaffre purchased the Company's Yeast business. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. The Company has not recorded a reserve for this potential liability because the amount of any potential liability is not currently reasonably estimable. For additional details see "Part II. Item 1. Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Revenue for the quarter ended June 30, 2004 increased by 0.7% to $263.8 million from $261.9 million for the comparable quarter of 2003. For the six months ended June 30, 2004, revenue increased by 4.2% to $518.0 million. Revenue for the Flavors & Fragrances segment increased by 4.1% for the quarter and by 6.3% for the six months ended June 30, 2004 over the comparable periods last year. Revenue for the Color segment decreased by 5.9% for the quarter and by 0.7% for the six months ended June 30, 2004 over the comparable periods last year. Revenue for Asia Pacific increased by 7.4% for the quarter and by 9.9% for the six months ended June 30, 2004 over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

         The gross profit margin was 30.6% and 32.3% for the three months ended June 30, 2004 and 2003, respectively. Approximately one-half of the margin decrease was due to lower pricing combined with higher costs in the dehydrated flavors business. Pricing of dehydrated flavor products declined, as compared to the previous year's comparable quarter, as a result of increased competitive activity. The increased costs within the dehydrated flavors business during the quarter were due to lower yields in the most recent harvest as well as increased energy and other processing costs. Approximately 25% of the decrease in gross profit margin resulted from lower volumes and pricing in North American food and beverage colors as well as in paper colors, and 25% of the decrease related to lower production costs in 2003 from the buildup of inventory for business consolidations. Lower volumes and pricing within the Color segment during the quarter were primarily attributable to increased competitive activity and lower demand for colors. For the six months ended June 30, 2004 and 2003, the gross profit margin was 30.0% and 32.5%, respectively; the decrease was for the same reasons as provided for the quarter.

         Selling and administrative expenses as a percent of revenue were 17.7% and 17.5% for the three months ended June 30, 2004 and 2003, respectively. Selling and administrative expenses as a percent of revenue were 17.9% and 17.7% for the six months ended June 30, 2004 and 2003, respectively. The increase was partially attributable to higher professional service fees and other costs to comply with increased regulations including Sarbanes-Oxley section 404.

         Operating income for the three months ended June 30, 2004 was $34.0 million, compared to $38.7 million for the comparable quarter in 2003. Operating income for the six months ended June 30, 2004 was $62.6 million, compared to $73.6 million for the comparable quarter in 2003.

         Favorable foreign exchange rates increased revenue by 1.7% and 3.6% for the three and six months ended June 30, 2004, respectively, and increased operating income by 0.9% and 2.6% for the three and six months ended June 30, 2004, respectively, over the comparable period last year.

         As discussed in Note 5 of the financial statements, the Company announced on December 19, 2003, its intent to reduce headcount and improve the operational efficiency of its operations. Savings as a result of these initiatives had a positive impact on operating income of $2.1 million in the quarter ended June 30, 2004 and $3.6 million for the six months ended June 30, 2004. Additional restructuring savings are expected to be realized during the remainder of the year.

         Interest expense for the three months ended June 30, 2004 was $8.0 million, an increase of 5.2% over the prior year. The increase was a result of higher average debt balances. Interest expense for the six months ended June 30, 2004 was $15.3 million, an increase of 3.4% over the prior year. Management expects annual interest expense for 2004 to be approximately $32 million.

         The effective income tax rate was 30.0% and 30.4% for the three months ended June 30, 2004 and 2003, respectively. The effective income tax rate was 29.8% and 28.4% for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate for the three and six months ended June 30, 2004 was reduced by the favorable settlement of certain prior year tax matters. The effective tax rate for the three and six months ended June 30, 2003 was also reduced by the favorable settlement of certain prior year tax matters and other nominal adjustments. Management expects the effective tax rate for the remainder of 2004 to be 31%.

         SEGMENT INFORMATION

         Flavors & Fragrances -

         For the three months ended June 30, 2004, revenue for the Flavors & Fragrances segment increased by 4.1%, to $160.5 million, compared to $154.2 million for the same period last year. Favorable foreign exchange rates resulted in a 1.7% increase in revenue. Excluding exchange rates, revenue increased 2.4%, or $3.7 million, primarily because of higher fragrance sales ($2.1 million), which were due to the recently completed expansion in the aroma chemical product line, and improved results of traditional flavors in North America ($2.1 million), net of changes in other markets. Operating income in the quarter ended June 30, 2004 was $22.0 million compared to $22.3 million last year. Excluding the favorable effect of exchange rates (0.7%, or $0.1 million), operating income decreased $0.4 million primarily attributable to lower profits in the dehydrated flavors business ($2.0 million) due to lower pricing and higher product costs, partially offset by improvement of traditional flavors in North America ($2.6 million), net of changes in other markets. Operating income as a percent of revenue was 13.7%, a decrease of 70 basis points from the comparable quarter last year.

         For the six months ended June 30, 2004, revenue for the Flavors & Fragrances segment increased by 6.3%, to $312.1 million, compared to $293.7 million for the same period last year. Favorable foreign exchange rates resulted in a 3.7% increase in revenue. Excluding exchange rates, revenue increased 2.5%, or $7.5 million, primarily because of higher fragrance sales ($3.8 million), which were due to the recently completed expansion in the aroma chemical product line, and improved results of traditional flavors in North America ($5.1 million), partially offset by lower pricing in the dehydrated flavors business ($1.4 million). Operating income in the six months ended June 30, 2004 was $39.8 million compared to $42.3 million last year. Excluding the favorable effect of exchange rates (1.7%, or $0.7 million), operating income decreased $3.2 million primarily attributable to lower profits in the dehydrated flavors business ($4.4 million) due to lower pricing and higher product costs, partially offset by improvements in other markets. Operating income as a percent of revenue was 12.7%, a decrease of 170 basis points from the comparable period last year.

         Color -

         For the three months ended June 30, 2004, revenue for the Color segment decreased by $6.0 million, or 5.9% to $95.5 million. This quarter represented the second largest sales quarter recorded at Color although it was down in comparison to the record sales level in the second quarter of 2003. Favorable foreign exchange rates and acquisitions resulted in a 1.5% and 1.4% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 8.7% or $8.9 million, primarily the result of declines in volumes and prices in food and beverage colors ($6.1 million), and in technical colors ($4.4 million), which includes paper colors, inkjet inks and other technical colors. Declines in these areas were partially offset by continued growth in the cosmetic color business ($1.7 million), net of changes in other markets. Lower volumes and prices in food and beverage colors were attributable to increased competitive activity and lower customer demand. Lower sales of technical colors were due to increased competitive activity and lower demand for paper colors. Technical color sales were also reduced by lower pricing and volumes of inkjet ink for aftermarket products, as was expected as this market matures. Technical color sales were also impacted by lower volumes of OEM inkjet products in comparison to last year's strong sales. For the remainder of the year, management expects good growth of OEM inkjet products as the market continues to show healthy growth.

         Operating income for the three months ended June 30, 2004 was $17.7 million versus $21.6 million from the comparable period last year. Excluding the favorable effect of exchange rates (0.9%, or $0.2 million) and acquisitions (1.5%, or $0.3 million), operating income decreased $4.4 million as a result of declines in food and beverage colors ($4.6 million), and by declines in technical colors ($3.0 million). Operating profit declines in these areas were offset by continued growth in the cosmetic color business ($0.5 million) and by the reduction of purchase accounting reserves ($2.6 million) related to lower than expected environmental costs, shutdown costs and inventory valuation write-downs associated with the closure of two manufacturing sites. Operating income as a percent of revenue was 18.5%, a decrease of 280 basis points from the comparable quarter last year, primarily due to the reasons provided above. Quarterly profits for the Color segment have continued to improve since the fourth quarter of 2003 as a result of cost saving programs and other profit improvement initiatives. Management expects this improvement to continue over the remainder of the year.

         For the six months ended June 30, 2004, revenue for the Color segment decreased by $1.4 million, or 0.7% to $189.7 million. Favorable foreign exchange rates and acquisitions resulted in a 3.2% and 1.6% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 5.5% or $10.6 million, primarily the result of declines in volumes and prices in food and beverage colors ($9.4 million) and in technical colors ($5.1 million). In the inkjet segment of technical colors, sales of OEM products increased in the period, but were offset by lower sales of aftermarket inkjet products. Sales declines in food and beverage and technical colors were partially offset by continued growth in the cosmetic color business ($3.2 million), net of changes in other markets.

         Operating income for the six months ended June 30, 2004 was $33.4 million versus $41.8 million from the comparable period last year. Excluding the favorable effect of exchange rates (2.6%, or $1.1 million) and acquisitions (1.9%, or $0.8 million), operating income decreased $10.4 million primarily attributable to declines in the food and beverage colors business ($11.0 million), and by declines in technical colors ($5.0 million). Operating income declines in these areas were partially offset by continued growth in the cosmetic color business ($1.1 million) and by the reduction of purchase accounting reserves ($4.4 million) related to lower than expected environmental costs, shutdown costs and inventory valuation write-downs associated with the closure of two manufacturing sites. Operating income as a percent of revenue was 17.6%, a decrease of 430 basis points from the comparable period last year, primarily due to the reasons provided above.

         FINANCIAL CONDITION

         Cash provided by operating activities increased $35 million for the six months ended June 30, 2004 versus the comparable period last year. The Company's ratio of debt to total capital improved to 51.3% as of June 30, 2004, from 53.0% as of December 31, 2003. The improvement resulted primarily from a decrease in debt, which has declined $29.8 million since December 31, 2003.

         Net cash provided by operating activities was $52.9 million for the six months ended June 30, 2004, compared to $17.8 million for the six months ended June 30, 2003. The increase in cash provided by operating activities was primarily due to a smaller increase in working capital this year in comparison to last year, which increased net cash from operating activities by $40.7 million. Net cash increased $20.3 million related to management of trade accounts receivable and $15.3 million related to inventories and $5.1 million related to other working capital. The $15.3 million reduction in the growth of inventories results from a $17.9 million increase during last year's comparable period primarily to accommodate the consolidation of three manufacturing facilities in the second half of last year, versus a $2.6 million increase this year, which included a one-time purchase of approximately $6.5 million of dehydrated flavor inventory from a competitor that exited the market.

         Net cash used in investing activities was $17.2 million for the six months ended June 30, 2004 compared to $38.9 million in the comparable period last year. Net cash used in investing activities in 2004 included capital expenditures of $20.7 million. Net cash used in investing activities in 2003 included capital expenditures of $37.3 million and acquisitions of $4.1 million.

         Net cash used in financing activities was $34.1 million for the six months ended June 30, 2004, compared to $26.1 million of net cash provided by financing activities in the comparable period in the prior year. During 2004, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. During 2003, net borrowings were used to fund acquisitions and capital expenditures. Net repayments of debt were $20.7 million in 2004 compared to net borrowings of $45.6 million in 2003. Dividends of $14.0 million and $13.8 million were paid during the six months ended June 30, 2004 and 2003, respectively.

         The Company's financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.

         ISSUER PURCHASES OF EQUITY SECURITIES

         The Company did not purchase any shares of Company stock during the three months ended June 30, 2004. On April 27, 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to 5.0 million shares of Company stock. As of June 30, 2004, 4.3 million shares were available under this authorization. The Company's share repurchase program has no expiration date.

         CONTRACTUAL OBLIGATIONS

         The Company is subject to certain contractual obligations, including long-term debt, operating leases and manufacturing purchases. The following table summarizes the Company's significant contractual obligations as of June 30, 2004.

Payments due by period
(In thousands)                         Total     < 1 year   1-3 years   3-5 years   > 5 years
                                     ---------   --------   ---------   ---------   ---------
Long-term debt                       $ 527,836   $ 13,504   $ 231,736   $  99,047   $ 183,549
Operating lease obligations             31,880      7,498      11,744       5,271       7,367
Manufacturing purchase commitments      60,313     35,488      21,334       3,467          24
                                     ---------   --------   ---------   ---------   ---------
Total contractual obligations        $ 620,029   $ 56,490   $ 264,814   $ 107,785   $ 190,940
                                     =========   ========   =========   =========   =========

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the quarter ended June 30, 2004. For additional information on market risk, refer to pages 19 and 20 of the Company's 2003 Annual Report, portions of which were filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003.

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

         The Company maintains a system of internal control over financial reporting. There have been no changes that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Clean Air Act NOV

         On June 24, 2004, the United States Environmental Protection Agency (the "EPA") issued a Notice of Violation/Finding of Violation ("NOV") to Lesaffre Yeast Corporation ("Lesaffre") for alleged violations of the Wisconsin air emission requirements. The NOV generally alleges that Lesaffre's Milwaukee, Wisconsin facility violated air emissions limits for volatile organic compounds during certain periods from 1999 through 2003. Some of these violations allegedly occurred before Lesaffre purchased Red Star Yeast & Products ("Red Star Yeast") from the Company.

         In connection with the sale of Red Star Yeast on February 23, 2001, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 9 to the consolidated condensed financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. The Company expects to meet with the EPA and Lesaffre to discuss the NOV (and appropriate means to help resolve the matter) in August 2004.

         Superfund Claim

         On July 6, 2004, the Company received a notice from the EPA that the Company's Sensient Colors Inc. subsidiary may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act in connection with the General Color Company Superfund Site located in Camden, New Jersey. This site was excluded from the transaction in which the Company purchased H. Kohnstamm & Company, Inc. (now known as Sensient Colors Inc.) in 1988 and liability for the property was retained by the seller, which continued to operate at the site for approximately nine years. The Company is investigating whether it will be able to recover from the Kohnstamm shareholders and is evaluating the extent to which present and former insurance carriers and other PRP's would share in any portion of any liability that Sensient may have in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2004 Annual Meeting of Shareholders, held on April 22, 2004, the following actions were taken:

         -        The following Directors were elected for terms of office:

                            Votes For    Votes Withheld
                           -----------   --------------
Expiring in April 2007
Michael E. Batten           41,169,490      2,387,004
Dr. Fergus M. Clydesdale    41,336,954      2,219,540
Essie Whitelaw              41,070,861      2,485,634

Expiring in April 2005
James A.D. Croft            41,014,632      2,541,862

                  Mr. Croft was elected to a one-year term in order to balance the classes of the Board at three members each.

                  Pursuant to the terms of the Company's Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees. The terms of office of the following Directors continued after the meeting: John F. Bergstrom, William V. Hickey, Kenneth P. Manning, Alberto Fernandez and Hank Brown.

         - The shareholders approved a proposal by the Board of Directors to amend the Sensient Technologies Corporation 2002 Non-Employee Director Stock Plan to increase the annual grant of restricted stock to non-employee directors of the Company from 300 to 900 shares and to increase the number of shares reserved and available for issuance under the plan from 30,000 to 90,000 shares. The shareholders cast 29,063,549 votes in favor of this proposal, 8,686,841 votes against, and there were 317,756 votes to abstain.

         - The shareholders approved a proposal by the Board of Directors to approve the Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers for purposes of Section 162(m) of the Internal Revenue Code of 1986. The shareholders cast 39,651,848 votes in favor of this proposal, 3,601,477 votes against, and there were 303,168 votes to abstain.

         - The shareholders approved a proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2004. The shareholders cast 41,376,764 votes in favor of this proposal, 2,033,017 votes against, and there were 146,712 votes to abstain.

ITEM 5.  OTHER INFORMATION

         On July 16, 2004, the Company announced that its Board of Directors has voted to submit to shareholders a proposal requiring every director to stand for election annually. Currently, each director is elected to a three-year term, and a third of the Board of Directors stands for election each year. If shareholders approve the proposal, all directors would be elected to one-year terms. Shareholders will be asked to vote on the proposal at the Company's annual meeting of shareholders scheduled to be held on April 21, 2005.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. (See Exhibit Index following this report.)

         (b) Reports on Form 8-K. A report on Form 8-K was filed on April 20, 2004 to disclose earnings for the quarter ended March 31, 2004. A report on Form 8-K was filed on July 20, 2004 to disclose earnings for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SENSIENT TECHNOLOGIES CORPORATION

Date: August 6, 2004                  By: /s/ John L. Hammond
                                      -----------------------------------
                                      John L. Hammond, Vice President,
                                      Secretary & General Counsel

Date: August 6, 2004                  By: /s/ Richard F. Hobbs
                                      ------------------------------------
                                      Richard F. Hobbs, Vice President,
                                      Chief Financial Officer & Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit                    Description                         Incorporated by Reference From    Filed Herewith
-------                    -----------                         ------------------------------    --------------
3.2        Amended and Restated By-Laws of Sensient                                                     X
           Technologies Corporation as amended as of
           July 15, 2004

10.1(c)    Sensient Technologies Corporation 2002              Appendix C to Definitive Proxy
           Non-Employee Directors Stock Plan                   Statement file on Schedule 14A
                                                               on March 15, 2004.
                                                               (Commission File No. 1-7626)

10.1(p)    Amended and Restated Incentive                      Appendix D to Definitive Proxy
           Compensation Plan for Elected Corporate             Statement file on Schedule 14A
           Officers                                            on March 15, 2004.
                                                               (Commission File No. 1-7626)

31         Certifications of the Company's Chairman,                                                    X
           President & Chief Executive Officer and Vice
           President, Chief Financial Officer & Treasurer
           pursuant to Rule 13a-14(a) of the Exchange
           Act

32         Certifications of the Company's Chairman,                                                    X
           President & Chief Executive Officer and
           Vice President, Chief Financial Officer
           & Treasurer pursuant to 18 United States
           Code Section 1350