Form 10-Q
period 2004-09-30
SENSIENT TECHNOLOGIES CORP
filed 2004-11-08
CIK 310142

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2004
                                    ------------------

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

           777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5304
           -----------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (414) 271-6755
                                                      --------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.      Yes    X      No
                                                     -------       --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes   X            No
            -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                           Outstanding at October 31, 2004
---------------------------------------          -------------------------------
Common Stock, par value $0.10 per share                  46,895,920 shares

================================================================================

                        SENSIENT TECHNOLOGIES CORPORATION
                                      INDEX

                                                                                                          Page No.
PART I. FINANCIAL INFORMATION:

             Item 1.  Financial Statements:
                      Consolidated Condensed Statements of Earnings
                      - Three and Nine Months Ended September 30, 2004 and 2003.                             1

                      Consolidated Condensed Balance Sheets
                      - September 30, 2004 and December 31, 2003.                                            2

                      Consolidated Condensed Statements of Cash Flows
                      - Nine Months Ended September 30, 2004 and 2003.                                       3

                      Notes to Consolidated Condensed Financial Statements.                                  4

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                                             9

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            13

             Item 4.  Controls and Procedures.                                                               13


PART II. OTHER INFORMATION:

             Item 1.  Legal Proceedings.                                                                     15

             Item 5.  Other Information.                                                                     16

             Item 6.  Exhibits.                                                                              16

                      Signatures.                                                                            17

                      Exhibit Index.                                                                         18

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        SENSIENT TECHNOLOGIES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                    Three Months                         Nine Months
                                                                 Ended September 30,                 Ended September 30,
                                                              -------------------------           --------------------------
                                                                2004             2003               2004              2003
                                                              --------         --------           --------          --------
Revenue                                                       $256,849         $247,251           $774,819          $744,148

Cost of products sold                                          179,152          168,104            542,017           503,678

Selling and administrative expenses                             41,415           45,025            133,913           132,721
                                                              --------         --------           --------          --------

Operating income                                                36,282           34,122             98,889           107,749

Interest expense                                                 7,646            7,642             22,974            22,459
                                                              --------         --------           --------          --------

Earnings before income taxes                                    28,636           26,480             75,915            85,290

Income taxes                                                     7,044            5,813             21,114            22,492
                                                              --------         --------           --------          --------

Net earnings                                                   $21,592          $20,667            $54,801           $62,798
                                                              --------         --------           --------          --------

Average number of common shares outstanding:
           Basic                                                46,597           46,583             46,528            46,819
                                                              --------         --------           --------          --------

           Diluted                                              46,896           46,881             46,808            47,145
                                                              --------         --------           --------          --------

Earnings per common share:
           Basic                                                  $.46             $.44              $1.18             $1.34
                                                              --------         --------           --------          --------

           Diluted                                                $.46             $.44              $1.17             $1.33
                                                              --------         --------           --------          --------

Dividends per common share                                        $.15             $.15               $.45              $.44
                                                              --------         --------           --------          --------




See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                  September 30,
                                                                                       2004                  December 31,
                                                                                   (Unaudited)                 2003 *
                                                                                  -------------             -------------
         ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                $      7,256              $     3,250
         Trade accounts receivable, net                                                168,749                  168,073
         Inventories                                                                   326,077                  318,755
         Prepaid expenses and other current assets                                      45,426                   46,652
                                                                                  ------------              -----------
                TOTAL CURRENT ASSETS                                                   547,508                  536,730
                                                                                  ------------              -----------

OTHER ASSETS                                                                            75,521                   78,525

GOODWILL                                                                               425,050                  428,922

INTANGIBLE ASSETS, NET                                                                  17,141                   17,553

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                              30,298                   29,042
      Buildings                                                                        201,567                  196,920
      Machinery and equipment                                                          558,020                  539,634
                                                                                  ------------              -----------
                                                                                       789,885                  765,596
         Less accumulated depreciation                                                (404,856)                (373,798)
                                                                                  ------------              -----------
                                                                                       385,029                  391,798
                                                                                  ------------              -----------
TOTAL ASSETS                                                                      $  1,450,249              $ 1,453,528
                                                                                  ============              ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Trade accounts payable                                                   $     75,584              $    67,535
         Accrued salaries, wages and withholdings from employees                        11,339                   12,871
         Other accrued expenses                                                         58,338                   61,464
         Income taxes                                                                   20,891                   11,817
         Short-term borrowings                                                          81,449                  114,974
         Current maturities of long-term debt                                            7,510                   13,759
                                                                                  ------------              -----------

                TOTAL CURRENT LIABILITIES                                              255,111                  282,420

DEFERRED INCOME TAXES                                                                   24,668                   23,529

OTHER LIABILITIES                                                                        6,557                   11,329

ACCRUED EMPLOYEE AND RETIREE BENEFITS                                                   32,764                   30,208

LONG-TERM DEBT                                                                         518,573                  525,924

SHAREHOLDERS' EQUITY:
         Common stock                                                                    5,396                    5,396
         Additional paid-in capital                                                     71,671                   72,194
         Earnings reinvested in the business                                           708,534                  674,803
         Treasury stock, at cost                                                      (144,117)                (147,472)
         Unearned portion of restricted stock                                           (3,137)                  (3,844)
         Accumulated other comprehensive income (loss)                                 (25,771)                 (20,959)
                                                                                  ------------              -----------
                TOTAL SHAREHOLDERS' EQUITY                                             612,576                  580,118
                                                                                  ------------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  1,450,249              $ 1,453,528
                                                                                  ============              ===========


See accompanying notes to consolidated condensed financial statements.

* Condensed from audited financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                       --------------------------------
                                                                                         2004                    2003
                                                                                       ---------              ---------

Net cash provided by operating activities                                              $  94,424              $  41,359
                                                                                       ---------              ---------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                                         (32,535)               (56,023)
    Acquisition of businesses - net of cash acquired                                          --                (17,107)
    Proceeds from sale of assets                                                           1,092                  4,172
    Decrease in other assets                                                               2,822                    463
                                                                                       ---------              ---------

Net cash used in investing activities                                                    (28,621)               (68,495)
                                                                                       ---------              ---------

Cash flows from financing activities:
    Proceeds from additional borrowings                                                  188,664                 93,033
    Reduction in debt                                                                   (232,160)               (26,478)
    Purchase of treasury stock                                                                --                (17,932)
    Dividends paid                                                                       (21,067)               (21,372)
    Proceeds from options exercised and other                                              2,756                  5,674
                                                                                       ---------              ---------

Net cash (used in) provided by financing activities                                      (61,807)                32,925
                                                                                       ---------              ---------

Effect of exchange rate changes on cash and cash equivalents                                  10                    989
                                                                                       ---------              ---------
Net increase in cash and cash equivalents                                                  4,006                  6,778
Cash and cash equivalents at beginning of period                                           3,250                  2,103
                                                                                       ---------              ---------

Cash and cash equivalents at end of period                                             $   7,256              $   8,881
                                                                                       =========              =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest                                                                        $  17,526                $17,702
       Income taxes                                                                        8,816                 18,156

    Liabilities assumed in acquisitions                                                $      --              $     992


See accompanying notes to consolidated condensed financial statements.

                        SENSIENT TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Accounting Policies

     In the opinion of Sensient Technologies Corporation (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

     On January 1, 2004, the Company adopted the remaining provisions of the Financial Accounting Standards Board Interpretation No. 46 ("46R"), "Consolidation of Variable Interest Entities," to clarify certain provisions of FIN No. 46, and to exempt certain entities from its requirements. There was no impact of adopting this interpretation on the Company's consolidated financial statements.

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

                                                                       Three Months                        Nine Months
                                                                   Ended September 30,                 Ended September 30,
                                                              -----------------------------       ----------------------------
     (In thousands except per share information)
                                                                  2004            2003               2004             2003
                                                              ----------        ----------        ----------        ----------
Net earnings:
     As reported                                              $   21,592        $   20,667        $   54,801        $   62,798
     Add: reported stock compensation
           expense -- net of tax                                     178               120               532               379
     Less: fair value stock compensation
           expense -- net of tax                                    (598)             (562)           (1,778)           (1,824)
                                                              ----------        ----------        ----------        ----------
     Pro forma net earnings                                   $   21,172        $   20,225        $   53,555        $   61,353
                                                              ==========        ==========        ==========        ==========

Earnings per common share:
     Basic as reported                                        $      .46        $      .44        $     1.18        $     1.34
     Less: net impact of fair value stock
           compensation expense -- net of tax                       (.01)             (.01)             (.03)             (.03)
                                                              ----------        ----------        ----------        ----------
     Basic pro forma                                          $      .45        $      .43        $     1.15        $     1.31

     Diluted as reported                                      $      .46        $      .44        $     1.17        $     1.33
     Less: net impact of fair value stock
           compensation expense -- net of tax                       (.01)             (.01)             (.03)             (.03)
                                                              ----------        ----------        ----------        ----------
     Diluted pro forma                                        $      .45        $      .43        $     1.14        $     1.30

2.   Segment Information

     Operating results and the related assets by segment for the periods and at the dates presented are as follows:


       (In thousands)                            Flavors &                            Corporate
                                                Fragrances            Color            & Other           Consolidated
                                                ----------            -----            -------           -------------
Three months ended September 30, 2004:
Revenues from external customers                 $149,841           $ 89,040           $ 17,968            $256,849
Intersegment revenues                               5,960              3,415                 --               9,375
                                                 --------           --------           --------            --------
Total revenue                                    $155,801           $ 92,455           $ 17,968            $266,224
                                                 ========           ========           ========            ========

Operating income (loss)                          $ 24,002           $ 17,033           $ (4,753)           $ 36,282
Interest expense                                       --                 --              7,646               7,646
                                                 --------           --------           --------            --------
Earnings (loss) before income taxes              $ 24,002           $ 17,033           $(12,399)           $ 28,636
                                                 ========           ========           ========            ========


Three months ended September 30, 2003:
Revenues from external customers                 $143,538           $ 85,903           $ 17,810            $247,251
Intersegment revenues                               5,943              1,549                 --               7,492
                                                 --------           --------           --------            --------
Total revenue                                    $149,481           $ 87,452           $ 17,810            $254,743
                                                 ========           ========           ========            ========

Operating income (loss)                          $ 21,594           $ 17,608           $ (5,080)           $ 34,122
Interest expense                                       --                 --              7,642               7,642
                                                 --------           --------           --------            --------
Earnings (loss) before income taxes              $ 21,594           $ 17,608           $(12,722)           $ 26,480
                                                 ========           ========           ========            ========




       (In thousands)                            Flavors &                                Corporate
                                                Fragrances              Color              & Other             Consolidated
                                                ----------              -----              -------             ------------
Nine months ended September 30, 2004:
Revenues from external customers                $  449,528           $  273,273           $   52,018            $  774,819
Intersegment revenues                               18,353                8,829                   --                27,182
                                                ----------           ----------           ----------            ----------
Total revenue                                   $  467,881           $  282,102           $   52,018            $  802,001
                                                ==========           ==========           ==========            ==========

Operating income (loss)                         $   63,790           $   50,386           $  (15,287)           $   98,889
Interest expense                                        --                   --               22,974                22,974
                                                ----------           ----------           ----------            ----------
Earnings (loss) before income taxes             $   63,790           $   50,386           $  (38,261)           $   75,915
                                                ==========           ==========           ==========            ==========

Assets at September 30, 2004                    $  694,978           $  614,450           $  140,821            $1,450,249
                                                ----------           ----------           ----------            ----------

Nine months ended September 30, 2003:
Revenues from external customers                $  425,600           $  269,754           $   48,794            $  744,148
Intersegment revenues                               17,600                8,632                   --                26,232
                                                ----------           ----------           ----------            ----------
Total revenue                                   $  443,200           $  278,386           $   48,794            $  770,380
                                                ==========           ==========           ==========            ==========

Operating income (loss)                         $   63,878           $   59,435           $  (15,564)           $  107,749
Interest expense                                        --                   --               22,459                22,459
                                                ----------           ----------           ----------            ----------
Earnings (loss) before income taxes             $   63,878           $   59,435           $  (38,023)           $   85,290
                                                ==========           ==========           ==========            ==========

Assets at September 30, 2003                    $  693,334           $  598,458           $  132,453            $1,424,245
                                                ==========           ==========           ==========            ==========


3.   Acquisitions

     The Company has not acquired any businesses in 2004.

     During 2003, the Company acquired two businesses for cash in an aggregate amount of $17.1 million, net of cash acquired. In March of 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer. The Company acquired Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications, in August 2003.


4.   Inventories

     At September 30, 2004 and December 31, 2003, inventories included finished and in-process products totaling $244.3 million and $227.2 million, respectively, and raw materials and supplies of $81.8 million and $91.6 million, respectively.


5.   Special Charges

     On December 19, 2003, the Company announced its intent to improve its cost efficiency worldwide by reducing headcount and improving operational efficiency. The Company recorded special charges of $6.5 million ($4.7 million after-tax, $0.10 per share) in December 2003. The charge included $4.0 million of cash expenditures for severance and other employee separation costs and $2.5 million of non-cash costs related to asset impairment charges. During the nine months ended September 30, 2004, approximately $2.3 million of payments, mostly for severance, have been applied to the special charges reserve. As noted in the table below, the remaining payments of $0.5 million will be made in the fourth quarter of 2004.

     A rollforward of the special charges reserve related to severance and other employee separation costs is included below:
             (In thousands)
             December 31, 2003                            $2,768
             Amounts paid                                 (2,282)
                                                          ------
             September 30, 2004                           $  486
                                                          ======


6.   Debt

     On September 2, 2004, the Company obtained a new $150 million credit facility with a group of seven banks to replace the former facility scheduled to mature in June 2005. The new facility has a term of three years. Interest rates are determined based upon LIBOR plus a margin subject to adjustment on the basis of the rating accorded the Company's senior debt by S&P and Moody's. In addition, the Company will pay a facility fee on the total amount of the commitment and a utilization fee. The Company must maintain a minimum fixed charge coverage ratio and may not exceed a stated funded debt to capital ratio in addition to customary restrictions. The credit facility will be used for working capital, commercial paper back-up and other general corporate purposes.

7.   Retirement Plans

     The Company's components of the defined benefit plans cost for the periods presented are as follows:


                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                September 30,
                                                          ------------------            -----------------
     (In thousands)

                                               2004               2003               2004               2003
                                             -------            -------            -------            -------
     Service cost                            $   242            $   235            $   725            $   704
     Interest cost                               420                408              1,259              1,224
     Expected return on plan assets              (64)               (64)              (191)              (191)
     Amortization of prior service cost          338                323              1,014                969
                                             -------            -------            -------            -------
     Defined benefit expense                 $   936            $   902            $ 2,807            $ 2,706
                                             =======            =======            =======            =======

     During the three months and nine months ended September 30, 2004, the Company made contributions to its defined benefit pension plans of $0.1 million and $0.3 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $0.5 million in 2004.


8.   Shareholders' Equity

     The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company repurchased 0.9 million shares of its common stock for an aggregate price of $17.9 million.

     Comprehensive income is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2004 and 2003 was $25.3 million and $16.6 million, respectively. Total comprehensive income for the nine months ended September 30, 2004 and 2003 was $50.0 million and $76.8 million, respectively.


9.   Cash Flows from Operating Activities

     Cash flows from operating activities are detailed below:

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
    (In thousands)
                                                                              2004               2003
                                                                            --------           --------
Cash flows from operating activities:
         Net earnings                                                       $ 54,801           $ 62,798
         Adjustments to arrive at net cash provided
           by operating activities:
              Depreciation and amortization                                   34,691             32,330
              Gain on sale of assets                                              --             (2,663)
              Changes in operating assets and liabilities, net of
                 effects of acquisitions of businesses                         4,932            (51,106)
                                                                            --------           --------

Net cash provided by operating activities                                   $ 94,424           $ 41,359
                                                                            ========           ========

10.  Commitments and Contingencies

     Guarantees

     In connection with the sale of substantially all of the Company's Yeast business on February 23, 2001, the Company has provided the buyer of these operations with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company's liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. Liability related to certain matters, including claims relating to pre-closing environmental liabilities, is not capped. In cases where the Company believed it is probable that payments would be required under these provisions, the Company has recognized a liability. The Company believes that the probability of incurring payments under these provisions in excess of the amount of the liability recorded is remote.

     Environmental Matters

     The Company is involved in two significant environmental cases, which are described below in Part II. Item 1. Legal Proceedings. The Company is also involved in other site closure and related environmental remediation and compliance activities at manufacturing sites primarily related to a 2001 acquisition for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required or necessary to prepare the sites for sale are currently being performed.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or as circumstances change. Generally, estimated future expenditures are discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is assured. The Company has not recorded any potential recoveries related to these matters, as receipts are not yet assured. As of September 30, 2004, the Company has accrued $8.4 million for the above environmental matters primarily related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management's best estimate of these liabilities. Although costs could be significantly higher, it is the opinion of Company management that the possibility that costs in excess of those accrued and disclosed will have a material adverse impact on the Company's consolidated financial statements is remote. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Litigation

     There are two significant commercial cases pending against the Company, which are disclosed below in Part II. Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           OVERVIEW

           Revenue for the quarter ended September 30, 2004 increased 3.9% to $256.8 million compared to $247.3 million for the comparable quarter of 2003. For the nine months ended September 30, 2004, revenue was $774.8 million, an increase of 4.1%. Revenue for the Flavors & Fragrances segment increased 4.2% and 5.6% for the quarter and nine months ended September 30, 2004, respectively, over the comparable periods last year. Revenue for the Color segment increased 5.7% and 1.3% for the quarter and nine months ended September 30, 2004, respectively, over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

           The gross profit margin was 30.3% and 32.0% for the three months ended September 30, 2004 and 2003, respectively. Approximately one-half of the margin decrease was due to lower pricing in the dehydrated flavors business, North American food and beverage colors and inkjet inks. The decrease in selling prices was a result of increased competitive activity. The remainder of the decrease primarily related to lower production costs in 2003 from the buildup of inventory in anticipation of manufacturing consolidations at the Company which were completed in the first half of 2004. For the nine months ended September 30, 2004 and 2003, the gross profit margin was 30.0% and 32.3%, respectively. The decrease for the nine months was caused by the same items that impacted the quarter. In addition, the dehydrated flavors business experienced higher costs in the first part of the year compared to the same period last year due to lower yields as well as increased energy and other processing costs.

           Selling and administrative expenses as a percent of revenue decreased to 16.1% of revenue for the three months ended September 30, 2004, versus 18.2% for the 2003 comparable period. Selling and administrative expenses as a percent of revenue were 17.3% and 17.8% for the nine months ended September 30, 2004 and 2003, respectively. The decrease was a result of savings from the cost reduction programs and lower benefit and other costs this year.

           Operating income for the three months ended September 30, 2004 increased 6.3% to $36.3 million, compared to $34.1 million for the comparable quarter in 2003. Operating income for the nine months ended September 30, 2004 was $98.9 million, compared to $107.7 million for the comparable period in 2003.

           Favorable foreign exchange rates increased revenue by 2.8% and 3.2% for the three and nine months ended September 30, 2004, respectively, and increased operating income by 1.8% and 2.4% for the three and nine months ended September 30, 2004, respectively, over the comparable periods last year.

           As discussed in Note 5 of the consolidated condensed financial statements, the Company announced on December 19, 2003, its intent to reduce headcount and take other actions to improve the efficiency of its operations. Savings as a result of these initiatives had a positive impact on operating income of $2.0 million in the quarter ended September 30, 2004 and $5.6 million for the nine months ended September 30, 2004. Additional restructuring savings are expected to be realized during the remainder of the year.

           Interest expense of $7.6 million for the three months ended September 30, 2004 was flat with the prior year. A slight increase in average rates was offset by lower average debt balances. Interest expense for the nine months ended September 30, 2004 was $23.0 million, an increase of 2.3% over the prior year. Management expects annual interest expense for 2004 to be approximately $31 million.

           The effective income tax rate was 24.6% and 22.0% for the three months ended September 30, 2004 and 2003, respectively. The effective income tax rate was 27.8% and 26.4% for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rate for the three months ended September 30, 2004 was reduced by the utilization of foreign tax losses resulting from a recently implemented tax planning strategy and other nominal adjustments. The effective tax rate for the nine months ended September 30, 2004 was reduced by the items noted for the quarter and by the favorable settlement of certain prior year tax matters. These items reduced the effective tax rate by 6.7% and 3.3% for the quarter and nine months ended September 30, 2004, respectively. The effective tax rate for the quarter and nine months ended September 30, 2003 was reduced by the utilization of foreign tax losses, the settlement of prior year tax matters and other nominal adjustments. These items reduced the effective tax rate by 9.8% and 5.7% for the quarter and nine months ended September 30, 2003, respectively.

           On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten-year period beginning in 2005, which are mainly targeted at U.S. manufacturing businesses and multinational companies. We have not yet completed our assessment of how the Act might impact our future results of operations or cash flows.

           SEGMENT INFORMATION

           Flavors & Fragrances --
           Revenue for the Flavors & Fragrances segment increased 4.2%, to $155.8 million for the quarter ended September 30, 2004, compared to $149.5 million for the same period last year. Favorable foreign exchange rates resulted in a 2.8% increase in revenue. Excluding exchange rates, revenue increased 1.4%, or $2.1 million, primarily because of higher sales of traditional flavors in North America and Europe ($2.6 million), partially offset by lower sales in dehydrated flavors ($0.7 million), net of changes in other markets.

           Operating income in the quarter ended September 30, 2004 was $24.0 million compared to $21.6 million last year, an increase of 11.2%. Excluding the favorable effect of exchange rates (1.0%, or $0.2 million), operating income increased $2.2 million, primarily attributable to higher results for traditional flavors in North America and Europe ($3.2 million), partially offset by lower profits in the dehydrated flavors business ($0.5 million) and in fragrances ($0.7 million), net of changes in other markets. Higher profit in traditional flavors was primarily due to favorable product mix and lower costs. Reduced profit in the dehydrated flavors and fragrances businesses was caused by continued price competition. Operating income as a percent of revenue was 15.4%, an increase of 100 basis points from the comparable quarter last year.

           For the nine months ended September 30, 2004, revenue for the Flavors & Fragrances segment increased 5.6%, to $467.9 million, compared to $443.2 million for the same period last year. Favorable foreign exchange rates resulted in a 3.4% increase in revenue. Excluding exchange rates, revenue increased 2.2%, or $9.5 million, primarily the result of higher sales of traditional flavors in North America and Europe ($7.6 million) and higher fragrance sales due to the expansion in the aroma chemical product line ($4.1 million). These items were offset by lower sales in the dehydrated flavors business ($2.1 million) and net changes in other markets.

           Operating income for the nine months ended September 30, 2004 was $63.8 million compared to $63.9 million last year. Excluding the favorable effect of exchange rates (1.5%, or $0.9 million), operating income decreased $1.0 million primarily attributable to lower profits in the dehydrated flavors business due to lower pricing and higher product costs ($4.8 million), partially offset by improvements of traditional flavors in North America and Europe ($4.3 million), net of changes in other markets. Costs were up in the dehydrated flavors business due to lower yields in the 2003 harvest, primarily sold in 2004, as well as increased energy and other processing costs. Operating income as a percent of revenue was 13.6%, a decrease of 80 basis points from the comparable period last year.

           Color -
           For the three months ended September 30, 2004, revenue for the Color segment was $92.5 million, an increase of 5.7% from $87.5 million in the comparable period last year. Favorable foreign exchange rates and acquisitions resulted in a 2.7% and a 0.5% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue increased 2.5%, or $2.2 million, primarily the result of continued growth of cosmetic colors ($1.1 million), increased pharmaceutical sales ($0.5 million) and higher sales of food and beverage colors ($2.0 million). These increases in revenue were partially offset by lower revenue in technical colors ($1.4 million). Increases in volumes of food and beverage colors in North America more than offset volume decreases in Europe and price declines in North America attributable to increased competitive activity. Competitive pressure continued to impact pricing of inkjet inks and paper products. Volumes of technical colors were also down due to lower demand for inkjet ink for aftermarket products and lower demand for paper colors. Although revenue related to OEM inkjet ink products was higher in the quarter, the Company expects that revenue will be significantly lower in 2005 as a result of a major customer's recent decision to consolidate inkjet ink purchases with other suppliers. The customer's decision, which occurred near the completion of negotiations for a new contract, was unexpected. During the first nine months of 2004, this customer represented 10.7% and 12.5% of Sensient's Color Group total revenue and operating income, respectively. Sensient will continue to supply the customer inkjet ink and color products on a transitional and spot basis, but expects inkjet ink revenue to decline substantially in 2005 until the Company is able to obtain additional business from new and existing inkjet customers.

           Operating income for the three months ended September 30, 2004 was $17.0 million versus $17.6 million for the comparable period last year. Excluding the favorable effect of exchange rates ($0.4 million), operating income decreased $1.0 million primarily attributable to declines in food and beverage colors ($0.8 million) and in technical colors ($1.6 million). Declines in these areas were partially offset by continued growth in the cosmetic color business ($0.3 million), growth in the pharmaceutical colors business ($0.4 million), and the reduction of purchase accounting reserves ($0.7 million) related to lower than expected environmental and shutdown costs associated with the closure of two manufacturing sites. Operating income as a percent of revenue was 18.4%, a decrease of 170 basis points from the comparable quarter last year, primarily due to the reasons provided above. Quarterly profits for the Color segment have improved since the fourth quarter of 2003 as a result of cost saving programs and other profit improvement initiatives.

           For the nine months ended September 30, 2004, revenue for the Color segment increased 1.3% to $282.1 million. Favorable foreign exchange rates and acquisitions resulted in a 3.1% and a 1.2% increase in revenue, respectively. Excluding exchange rates and acquisitions, revenue decreased 3.0% or $8.2 million, primarily due to lower volumes and prices in technical colors ($6.4 million) and in food and beverage colors ($7.4 million). These revenue decreases were partially offset by revenue increases in cosmetic colors ($4.3 million) and in pharmaceuticals ($1.3 million). Technical colors were down due to lower pricing of aftermarket inkjet products, lower pricing on paper dyes and a shift to bulk paper dyes. Lower prices and volume in food and beverage colors were attributed to increased competitive activity and customer cost reduction initiatives.

           Operating income for the nine months ended September 30, 2004 was $50.4 million versus $59.4 million from the comparable period last year. Excluding the favorable impact of exchange rates (2.5% or $1.5 million) and acquisitions (1.4% or $0.8 million), operating income decreased $11.4 million, primarily as the result of declines in the food and beverage colors business ($11.4 million), and in technical colors ($6.7 million). These items were partially offset by continued growth in the cosmetic color business ($1.4 million), the reduction of purchase accounting reserves ($5.1 million) and net changes in other markets. The reduction of purchase accounting reserves was related to lower than expected environmental costs, shutdown costs and inventory related costs associated with the closure of two manufacturing sites. Operating income as a percent of revenue was 17.9%, a decrease of 340 basis points from the comparable period last year, primarily due to the reasons provided above.


           FINANCIAL CONDITION

           Cash provided by operating activities increased $53.1 million for the nine months ended September 30, 2004 versus the comparable period last year. The Company's ratio of debt to total capital improved to 49.8% as of September 30, 2004, from 53.0% as of December 31, 2003. The improvement resulted primarily from a decrease in debt, which has declined $47.1 million since December 31, 2003.

           Net cash provided by operating activities was $94.4 million for the nine months ended September 30, 2004, compared to $41.4 million for the nine months ended September 30, 2003. The increase in cash provided by operating activities was primarily due to a decrease in operating capital in the nine months ended September 30, 2004 versus an increase in operating capital in the comparable period last year. Of the $56.0 million comparable improvement, $19.5 million related to trade accounts receivable and $27.9 million related to inventories. The improvement in inventories results from a $35.2 million increase during last year's comparable period primarily to accommodate the consolidation of three manufacturing facilities in the second half of last year, versus a $7.3 million increase this year. The current year inventory increase includes a one-time purchase of approximately $6.5 million of dehydrated flavor inventory from a competitor that exited the market.

           Net cash used in investing activities was $28.6 million for the nine months ended September 30, 2004 compared to $68.5 million in the comparable period last year. Net cash used in investing activities in 2004 included capital expenditures of $32.5 million. Net cash used in investing activities in 2003 included capital expenditures of $56.0 million and acquisitions of $17.1 million.

           Net cash used in financing activities was $61.8 million for the nine months ended September 30, 2004, compared to $32.9 million of net cash provided by financing activities in the comparable period last year. During 2004, net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. During 2003, net borrowings were used to fund acquisitions and capital expenditures. Net repayments of debt were $43.5 million in 2004 compared to net borrowings of $66.6 million in 2003. On September 2, 2004, the Company obtained a new $150 million credit facility to replace the former facility scheduled to mature in June 2005. Additional information on the new facility is included in
           Note 6 to the consolidated condensed financial statements. At September 30, 2004, the Company had direct borrowings under the revolving loan agreement of $15.9 million. The Company also had $64.0 million of outstanding commercial paper obligations at September 30, 2004. Dividends of $21.1 million and $21.4 million were paid during the nine months ended September 30, 2004 and 2003, respectively.

           The Company believes that its financial position remains strong. The Company believes that its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.


           ISSUER PURCHASES OF EQUITY SECURITIES

           The Company did not purchase any shares of Company stock during the nine months ended September 30, 2004. On April 27, 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to 5.0 million shares of Company stock. As of September 30, 2004, 4.3 million shares were available under this authorization. The Company's share repurchase program has no expiration date.


           CONTRACTUAL OBLIGATIONS

           The Company is subject to certain contractual obligations, including long-term debt, operating leases and manufacturing purchases. The following table summarizes the Company's significant contractual obligations as of September 30, 2004.



           Payments due by period
          (In thousands)                                Total        1 year      1-3 years     3-5 years     5 years
                                                        -----       --------     ---------     ---------    ---------
           Long-term debt                             $526,083        $7,510     $233,600       $99,293     $185,680
           Operating lease obligations                  35,088         8,690       12,232         5,874        8,292
           Manufacturing purchase commitments           59,204        34,719       20,994         3,467           24
                                                      --------       -------     --------      --------     --------
           Total contractual obligations              $620,375       $50,919     $266,826      $108,634     $193,996
                                                      ========       =======     ========      ========     ========

           CRITICAL ACCOUNTING POLICIES

           In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. Management believes the Company's most critical accounting estimates and assumptions are in the following areas:

           Goodwill Valuation
           The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting segment's fair value and result in an impairment charge. However, the current fair values of the reporting segments are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment. The Company performed its annual evaluation of goodwill and indefinite life intangibles assets for impairment during the third quarter of 2004 and concluded that no impairments existed.

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

           Commitments and Contingencies
           The Company is subject to litigation and other legal proceedings arising in the ordinary course of its businesses or arising under provisions related to the protection of the environment. Estimating liabilities and costs associated with these matters requires the judgment of both management and Company counsel. When it is probable that the Company has incurred a liability associated with claims or pending or threatened litigation matters and the Company's exposure is reasonably estimable, the Company records a charge against earnings. The ultimate resolution of any exposure to the Company may change as further facts and circumstances become known.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the Company's market risk during the quarter ended September 30, 2004. For additional information about market risk, refer to pages 19 and 20 of the Company's 2003 Annual Report, portions of which were filed as Exhibit
           13.1 to the Company's Form 10-K for the year ended December 31, 2003.


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

           The Company maintains a system of internal control over financial reporting. There have been no changes that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended September 30, 2004.


           FORWARD-LOOKING STATEMENTS

            This document contains forward-looking statements that reflect management's current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense and statements including the terms "expect," "believe," "anticipate," and other similar terms which express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company's customers;

            results of newly acquired businesses; the Company's ability to successfully implement its growth strategies; the outcome of the Company's various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company's domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; changes in customer relationships; industry acceptance of price increases; currency exchange rate fluctuations; and the matters discussed above under
            Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                      -14

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

              In connection with the sale of Red Star Yeast on February 23, 2001, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 10 to the consolidated condensed financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. The Company met with the EPA and Lesaffre to discuss the NOV (and appropriate means to help resolve the matter) in September 2004 and expects to hear from the EPA within the next several months.

              Superfund Claim
              On July 6, 2004, the EPA notified the Company's Sensient Colors Inc. subsidiary that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company's 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The EPA has recently provided some of the additional information requested by Sensient and agreed to make other items available for inspection. The Company will review the information and assess the existence and solvency of other PRPs, potential insurance coverage, the nature of the alleged contamination, and the extent to which the EPA's activities satisfy the requirements for reimbursement under CERCLA, as well as the legal sufficiency of excluding this site from the 1988 transaction.

              Kraft Foods North America, Inc. v. Sensient Colors Inc.
              On April 11, 2003, Kraft Foods North America, Inc. ("Kraft") filed notice of its intention to arbitrate before the American Arbitration Association in Chicago, Illinois certain claims against Sensient Colors Inc. ("Sensient Colors"), a subsidiary of Sensient Technologies Corporation, in the amount of $5.375 million. Kraft asserted a claim against Sensient Colors for breach of contract and breach of warranty arising out of the sale of colorants to Kraft for use in food products for young children because they caused stains on the clothes, furniture and skin of the consumers. Kraft also asserted a claim against Sensient Colors based on its alleged breach of a settlement agreement. After Sensient Colors unsuccessfully contested Kraft's right to arbitrate these claims in Illinois state court, the arbitration proceedings began in August 2004. During the week of August 23-27, 2004, Kraft presented most of its case. Due to the scheduling conflicts of a member of the arbitration panel, the arbitration will not resume until late January 2005. Sensient Colors believes that Kraft's claims are without merit and intends to continue to defend this matter vigorously.

              Remmes v. Sensient Flavors, Inc. et al
              In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, has in the past and continues to sell butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit has been removed to Federal District Court for the Northern District of Iowa, Western Division. The Company believes that plaintiff's claims are without merit and has begun a vigorous defense.

              The Company is involved in various other claims and litigation arising in the normal course of business. In the opinion of management and Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.


ITEM 5.       OTHER INFORMATION

              On July 16, 2004, the Company announced that its Board of Directors has voted to submit to shareholders a proposal requiring every director to stand for election annually. Currently, each director is elected to a three-year term, and a third of the Board of Directors stands for election each year. If shareholders approve the proposal, all directors would be elected to one-year terms, beginning at the Company's annual meeting in 2006. Shareholders will be asked to vote on the proposal at the Company's annual meeting of shareholders scheduled to be held on April 21, 2005.


ITEM 6.       EXHIBITS

              See Exhibit Index following this report.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENSIENT TECHNOLOGIES CORPORATION


Date:         November 8, 2004          By:  /s/  John L. Hammond
                                        ----------------------------------------
                                        John L. Hammond, Vice President,
                                        Secretary & General Counsel






Date:         November 8, 2004          By:  /s/  Richard F. Hobbs
                                        ----------------------------------------
                                        Richard F. Hobbs, Vice President, Chief
                                        Financial Officer & Treasurer

                        SENSIENT TECHNOLOGIES CORPORATION
                                  EXHIBIT INDEX
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004





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

