Form 10-K
period 2004-12-31
SENSIENT TECHNOLOGIES CORP
filed 2005-03-15
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was $1,000,003,870. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 47,109,113 shares of Common Stock outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2005 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2004 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under Part II, including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1.	Business

General

Sensient Technologies Corporation (the “Company”) was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Act”), and, in accordance with the Act, has filed annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be read and copied at the public reference facilities of the Commission at its principal offices at 450 Fifth Street, N.W., Washington, D.C. 20549, and can also be accessed from the website maintained by the Commission at http://www.sec.gov. The public may obtain information on operations of the public reference room by calling the Commission at (800) SEC-0330.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The Company can also be reached at its website at www.sensient-tech.com. The Company’s web address is provided as an inactive textual reference only, and the contents of this website are not incorporated in or otherwise to be regarded as part of this annual report. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Standards of Conduct for International Employees, Code of Ethics for Senior Financial Officers, and Corporate Governance Guidelines are also available on the Company’s website, and are available in print to any shareholder upon request. If there are any amendments to the Code of Conduct, the Standards of Conduct, the Code of Ethics or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

Description of Business

Sensient Technologies Corporation is a global manufacturer and marketer of colors, flavors and fragrances. Sensient also employs advanced technologies at facilities around the world to develop specialty chemicals for inkjet inks, display imaging systems and other applications. The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

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

The Company’s operations, except for the Asia Pacific Group, are managed on a products and services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. Financial information regarding the Company’s two reportable segments is incorporated by reference to the information set forth on pages 40 through 42 of the Company’s 2004 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

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

During 2000, the Company integrated its former Dehydrated Products Division into the Flavors & Fragrances Group. Operating through its Sensient Dehydrated Flavors business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. In addition, Sensient Dehydrated Flavors is one of the leading dehydrators of specialty vegetables in Europe. Advanced dehydration technologies utilized by Sensient Dehydrated Flavors permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

Color Group

The Company is a developer, manufacturer and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in pharmaceuticals, foods and beverages; colors and other ingredients for cosmetics and pharmaceuticals; and technical colors for industrial applications and digital imaging.

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. The Company also makes inkjet inks and other high purity organic dyes used in a wide variety of non-food applications.

The Color Group operates principally through the Company’s subsidiary Sensient Colors Inc., which has its principal manufacturing plants in Missouri, California, New Jersey, Canada, Mexico, France, Germany, Hungary, Italy, Spain, Switzerland and the United Kingdom.

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

Strategic acquisitions enhanced product and process technology synergies, as well as the Color Group’s international presence. As noted above, in August 2003, the Company acquired Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications, for $13.0 million. In September 2002, the Company acquired the business of Cardre Inc., which expanded the Company’s technology and product offerings in cosmetic color systems. The acquisitions of ECS Specialty Inks and Dyes in March 2002 and SynTec GmbH in January 2002 have provided a strategic base for the Company’s technical colors business in Europe. Based on the financial performance of certain of these businesses since their acquisition, the Company paid additional cash consideration of $2.2 million in 2003.

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

As noted above, in March 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a former Japanese flavor producer, for $4.1 million, net of cash acquired. Also in 2003, the Company opened a sales office in Seoul, South Korea, and an office for research and development, as well as sales, in Jakarta, Indonesia. In 2001, the Asia Pacific Group incorporated Sensient India Private Limited and opened a new sales office in Mumbai, India. Additional sales offices are located in Australia, China, Hong Kong, Japan and Thailand.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2004, the Company employed approximately 428 people in research, development and quality assurance.

Expenditures for research and development related to continuing operations in calendar year 2004 were $24.3 million, compared with $22.9 million in the year ended December 31, 2003 and $21.2 million in the year ended December 31, 2002. As part of its commitment to quality as a competitive advantage, the Company has achieved certification under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom.

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

Lower calorie ingredients and sweeteners for dairy, food and beverage applications are subjects of development activity for the Flavors & Fragrances Group. Formulations for functional and textured beverages and flavors for snack and main meal items offer opportunities as well. Development of savory flavors accelerated with the integration of the Company’s BioProducts Division in 1998 and the Dehydrated Products Division in 2000. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

The natural food color market is an important target for the Color Group. The acquisitions of Reggiana, Forniciari and Dr. Marcus (as previously discussed) provided new technologies in the extraction and purification of natural colors and have enabled rapid growth in the beverage, dairy and snack food segments.

The Color Group also manufactures technical colors for industrial applications, specialty chemicals for digital imaging, and photographic chemicals. Through Sensient Imaging Technologies GmbH, the Color Group has expertise in the specialty chemicals used for organic light-emitting diodes (OLEDs).

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are primarily obtained from local vendors. Flavor enhancers and secondary flavors are produced from yeast and vegetable materials such as corn and soybeans. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe. The Company has expanded its sources of vegetables to include growers in China and expects to add growers in other Asian countries.

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

•	Flavors and Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors in other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

•	Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes or natural colors. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of inkjet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against a number of large and small suppliers of inkjet inks.

•	Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Group, the Company believes that it is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 11 to the Consolidated Financial Statements of the Company, which appears on page 42 of the 2004 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2004, the Company employed 3,728 persons worldwide.

Regulation

Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report. Current compliance is not expected to have a material adverse effect in the next two years. Certain legal proceedings discussed in Item 3 of this Report pertain to environmental compliance. The production, packaging, labeling and distribution of certain of the products of the Company are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration.

Item 2.	Properties

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION

UNITED STATES

California
Escondido	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis (2)*	Color	Production, R&D and sales/food colors

New Jersey
Elmwood Park	Color	Production and sales/colors, dyes and inkjet products
South Plainfield (3) **	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

North Carolina
Charlotte*	Color	R&D and sales/technical colors

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL

Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors
Sydney*	Asia Pacific	Sales/food colors and flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production and sales/food colors
São Paulo*	Flavors & Fragrances	Production and sales/flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors
Rexdale, Ontario *	Flavors & Fragrances	Production/ingredients and flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	Asia Pacific	Sales/colors and flavors
Guangzhou*	Asia Pacific	Production, R&D and sales/flavors and food and pharmaceutical colors
Hong Kong*	Asia Pacific	Sales/colors and flavors
Qingdao*	Asia Pacific	Production/dehydrated flavors
Shanghai*	Asia Pacific	R&D and sales/colors and flavors

Czech Republic
Prague*	Color	Sales/food colors

England
Kings Lynn *	Color	Production/food colors and dyes
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Paris*	Flavors & Fragrances	R&D and sales/fragrances

INTERNATIONAL (Continued)

Germany
Bremen *	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production and sales/natural colors

Japan
Osaka*	Asia Pacific	Sales/colors and flavors
Hitachi	Asia Pacific	Production/colors and flavors
Tokyo*	Asia Pacific	R&D and sales/colors and flavors

Korea
Seoul*	Asia Pacific	Sales/flavors, colors and display-imaging chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

The Netherlands
Amersfoort*	Color	Sales/food colors
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors

INTERNATIONAL (Continued)

Romania
Morazia*	Color	Sales/food colors

Serbia
Zenta	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production and sales/food colors

Spain
Barcelona	Color	Production, sales and R&D/inkjet products and specialty inks
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.

*	Indicates one leased property at the location.

**	Indicates two leased properties at the location.

Item 3.	Legal Proceedings

Clean Air Act NOV

On June 24, 2004, the United States Environmental Protection Agency (the “EPA”) issued a Notice of Violation/Finding of Violation (“NOV”) to Lesaffre Yeast Corporation (“Lesaffre”) for alleged violations of the Wisconsin air emission requirements. The NOV generally alleges that Lesaffre’s Milwaukee, Wisconsin facility violated air emissions limits for volatile organic compounds during certain periods from 1999 through 2003. Some of these violations allegedly occurred before Lesaffre purchased Red Star Yeast & Products (“Red Star Yeast”) from the Company.

In connection with the sale of Red Star Yeast, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 13 to the Company’s consolidated financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. The Company met with the EPA and Lesaffre to discuss the NOV (and appropriate means to help resolve the matter) in September 2004 and expects to resolve any obligation it may have directly with the EPA during 2005.

Superfund Claim

On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The Company’s legal defense costs are being paid by an insurer with a reservation of coverage rights. The Company continues to assess the existence and solvency of other PRPs, additional insurance coverage, the nature of the alleged contamination, and the extent to which the EPA’s activities satisfy the requirements for reimbursement under CERCLA, as well as the legal sufficiency of excluding this site from the 1988 transaction. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA is unwilling to discuss these legal challenges without prior conditions and may refer this matter to the Department of Justice.

Kraft Foods North America, Inc. v. Sensient Colors Inc.

On April 11, 2003, Kraft Foods North America, Inc. (“Kraft”) filed notice of its intention to arbitrate before the American Arbitration Association in Chicago, Illinois certain claims against Sensient Colors Inc. (“Sensient Colors”), a subsidiary of Sensient Technologies Corporation, in the amount of $6.5 million. Kraft asserted a claim against Sensient Colors for breach of contract and breach of warranty arising out of the sale of colorants to Kraft for use in food products for young children because they caused stains on the clothes, furniture and skin of the consumers. Kraft also asserted a claim against Sensient Colors based on its alleged breach of a settlement agreement. The evidentiary portion of the arbitration was conducted in August 2004 and January 2005. The parties have submitted final briefs and are awaiting the decision of the arbitrators.

Remmes v. Sensient Flavors, Inc. et al

In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, has sold and continues to sell butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit has been removed to Federal District Court for the Northern District of Iowa, Western Division. The Company believes that plaintiff’s claims are without merit and has begun a vigorous defense. The Company expects this matter to be set for trial in 2006.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2005 are as follows:

Name	Age	Position
Kenneth P. Manning	63	Chairman, President and Chief Executive Officer
Richard Carney	54	Vice President - Administration
John L. Hammond	58	Vice President, Secretary and General Counsel
Richard F. Hobbs	57	Vice President, Chief Financial Officer and Treasurer
Richard J. Malin	38	Assistant Treasurer
Charles A. Nicolais	44	President - Color Group
Ralph G. Pickles	58	President - Flavors & Fragrances Group
Stephen J. Rolfs	40	Vice President, Controller and Chief Accounting Officer
Dr. Ho-Seung Yang	57	Vice President - Marketing & Technology

The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Carney has held his present office since 2002 and previously served as Vice President-Human Resources (1993-2002). Mr. Hobbs has been an elected officer since 1983 and a Vice President since 1989; he was elected to the additional offices of Chief Financial Officer in 2000 and Treasurer in 2001. Mr. Malin has held his present office since 2001 and previously served as Controller (2001), Controller of Sensient Dehydrated Flavors Company (2000-2001) and Assistant Controller (1995-2000). Mr. Nicolais was elected President – Color Group on February 9, 2004. Prior to joining the Company, he was employed by Air Products and Chemicals Inc. of Allentown, Pennsylvania, serving as that organization’s Global Business Director – Epoxy Products and Industrial Coating Resins (2000-2003) and as its Global Business Manager – Amines and Derivatives (1998-2000). Mr. Pickles has held his present office since 2003 and previously served as President – Asia Pacific (2000-2003) and Managing Director, Color—Europe (1995-2000). Mr. Rolfs has held his current office since 2001 and previously served as Vice President—Corporate Development (1998 -2001) and Treasurer (2000). Dr. Yang has held his present office since 2003 and previously served as Vice President-Technologies (1998-2003).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange—Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2003 and 2004 appearing under “Common Stock Prices and Dividends” on page 47 of the 2004 Annual Report to Shareholders are incorporated by reference. In 2004, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of March 1, 2005, 702,400 shares had been repurchased under the latter authorization. No such repurchases were made in 2004.

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

The number of shareholders of record on March 5, 2005 was 3,906.

On April 24, 2003, the Company announced an increase in its cash dividend on its common stock from an annual rate of 56 cents per share to 60 cents per share, commencing with the quarterly dividend paid on June 2, 2003.

Information regarding the Company’s equity compensation plans appears in Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 48 and 49 of the 2004 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Analysis of Operations and Financial Condition” on pages 17 through 26 of the 2004 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 24 and 25 of the 2004 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 27 through 44 of the 2004 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls. The Company maintains a system of disclosure controls and procedures that is designed to ensure that all information required to be disclosed by the Company is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report, under the supervision of and with the participation of the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer. Based on that review, the Company has concluded that the current system of disclosure controls and procedures was not effective because of an internal control weakness described below. As a result of this conclusion, the Company has initiated the changes in internal control described below.

Report on Internal Control over Financial Reporting. The Company also maintains a system of internal control over financial reporting. Management’s report on internal control over financial reporting, which appears at page 45 of the 2004 Annual Report to Shareholders, is incorporated by reference.

As noted in the report on internal control over financial reporting, during the preparation of the Company’s financial statements as of and for the year ended December 31, 2004, and in conjunction with management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of that date, a material weakness was identified. The material weakness related to inadequate support for management’s estimates regarding the impairment of a receivable and the recording of an income tax benefit. Deloitte & Touche LLP did not agree with management’s documentation supporting the accounting for these two matters, because they believed the documentation in each instance was not sufficient to support the proposed accounting treatment. The Company agreed with this conclusion and recorded adjustments, which had the effect of lowering the net earnings for the fourth quarter and the year ended December 31, 2004.

Changes in Internal Control. In response to the matters discussed above, the Company is taking a number of actions to strengthen its internal control processes. These actions include:

•	Implementing a detailed policy to ensure that the Company promptly identifies, documents and communicates to our Chief Accounting Officer or our Chief Financial Officer any unusual or nonrecurring transactions or circumstances that could have more than an inconsequential impact on our annual or interim financial statements. Examples include changes in or updates to accounting estimates, judgments and discoveries of accounting errors. The policy will require that our Corporate Controller’s department perform and document any necessary research and that it document and report its conclusions and accounting treatment to the audit committee at least quarterly in advance of our public filings of interim or annual financial statements.

•	Implementing a detailed policy to ensure that the Company promptly identifies and evaluates contingent income tax liabilities and that all income tax accounts are reconciled and reviewed by tax department personnel at least quarterly to identify and quantify changes that could have more than an inconsequential impact on our annual or interim financial statements. The policy will require that prior to recognizing any income tax benefit or expense as a result of reducing or recording a contingent income tax liability or making any other significant income tax adjustments, the proposed adjustments and supporting documentation will be reviewed by our Chief Accounting Officer and our Chief Financial Officer. Any significant adjustments in the tax accounts will also be reported to the audit committee at least quarterly in advance of our public filings of interim or annual financial statements.

We believe that these actions will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will address the material weakness that was identified in our assessment as of December 31, 2004.

The attestation report on internal control over financial reporting of Deloitte & Touche LLP, set forth on page 46 of the 2004 Annual Report to Shareholders, is incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and officers appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages two through five and page 19, respectively, of the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2005 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation

Information relating to compensation of directors and officers is incorporated by reference from “Director Compensation and Benefits” on pages eight and nine of the Proxy Statement and “Executive Compensation” and “Employment Agreements and Other Arrangements” on pages 15 through 19 of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the third paragraph on page six of the Proxy Statement under the heading “Committees of the Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” on pages 11 and 12 of the Proxy Statement is incorporated by reference. The discussion appearing under “Equity Compensation Plan Information” on page 17 of the Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any business transaction of the Company or any subsidiary during the period January 1, 2004 through December 31, 2004, or in any such proposed transaction. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” on pages nine and ten of the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedules. See below for “List of Financial Statements and Financial Statement Schedules.”

3:	See Exhibit Index following this report. With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are exhibits hereto because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

List of Financial Statements and Financial Statement Schedules

Page Reference in 2004 Annual Report To Shareholders
1. Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2004:

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets - December 31, 2004 and 2003	28

Consolidated Statements of Earnings - Years ended December 31, 2004, 2003 and 2002	27

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2004, 2003 and 2002	30-31

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002	29

Notes to Consolidated Financial Statements	32-44

Page Reference in Form 10-K
2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	19

Schedule II - Valuation and Qualifying Accounts and Reserves	19

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 25, 2005, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting and does not express an opinion or any other form of assurance on management’s statement regarding the process taken by management to address the material weakness; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 25, 2005

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2004, 2003, 2002

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2002
Allowance for losses: Trade accounts receivable	$4,060	$1,294	$252	$721	$4,885
2003
Allowance for losses: Trade accounts receivable	$4,885	$2,044	$131	$2,217	$4,843
2004
Allowance for losses: Trade accounts receivable	$4,843	$4,773	$0	$2,987	$6,629

(A)	Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ JOHN L. HAMMOND
John L. Hammond
Vice President, Secretary & General Counsel

Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 15, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ KENNETH P. MANNING	/s/ FERGUS M. CLYDESDALE
Kenneth P. Manning	Fergus M. Clydesdale
Chairman of the Board, President and Chief Executive Officer	Director

/s/ RICHARD F. HOBBS	/s/ JAMES A.D. CROFT
Richard F. Hobbs	James A.D. Croft
Vice President, Chief Financial Officer and Treasurer	Director

/s/ STEPHEN J. ROLFS	/s/ ALBERTO FERNANDEZ
Stephen J. Rolfs	Alberto Fernandez
Vice President, Controller and Chief Accounting Officer	Director

/s/ MICHAEL E. BATTEN	/s/ WILLIAM V. HICKEY
Michael E. Batten	William V. Hickey
Director	Director

/s/ JOHN F. BERGSTROM	/s/ ESSIE WHITELAW
John F. Bergstrom	Essie Whitelaw
Director	Director

/s/ HANK BROWN
Hank Brown
Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of November 8, 2004	Exhibit 3.1 to Current Report on Form 8-K filed November 8, 2004 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of July 15, 2004	Exhibit 3.2 to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 (Commission File No.1-7626)

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract between Registrant and Kenneth P. Manning dated November 11, 1999	Exhibit 10.2(a) to Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers	Exhibit 10.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1990 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(d) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1990 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(d)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(g)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(i)	Amended and Restated Directors Deferred Compensation Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(i)(1)	Amendment No. 1 to the Directors Deferred Compensation Plan dated December 12, 2000	Exhibit 10.1(h)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 2 to the Directors Deferred Compensation Plan, dated July 17, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Management Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(k)	Amended and Restated Executive Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(m)	Trust Agreement, including Changes upon Appointment of Successor Trustee dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No-1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(o)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(p)	Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers dated as of February 12, 2004	Appendix D to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(q)	Form of Management Incentive Plan for Group and Division Presidents	Exhibit 10.2 (s) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(q)(1)	Amendment No. 1 to the Management Incentive Plan for Group and Division Presidents dated December 12, 2000	Exhibit 10.1(p)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(r)	Form of Management Incentive Plan for Corporate Management	Exhibit 10.2(t) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(r)(1)	Amendment No. 1 to Management Incentive Plan for Corporate Management dated December 12, 2000	Exhibit 10.1(q)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(s)	Form of Management Incentive Plan for Group and Division Management	Exhibit 10.2(u) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(s)(1)	Amendment No. 1 to Management Incentive Plan for Group and Division Management dated December 12, 2000	Exhibit 10.1(r)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A)	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(t)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan A dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(u)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B)	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(u)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan B dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(v)	Universal Foods Corporation Supplemental Benefit Plan, including Amendment No. 1 thereto dated September 10, 1998	Exhibit 10.2(w) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)	Amendment No. 2 to Supplemental Benefit Plan dated December 12, 2000	Exhibit 10.1(u)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)	Universal Foods Corporation Transition Retirement Plan, including Amendment No. 1 thereto, dated September 10, 1998	Exhibit 10.2(x) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(w)(1)	Amendment No. 2 to the Transition Retirement Plan dated December 12, 2000	Exhibit 10.1(v)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)(2)	Amendment No. 3 to the Transition Retirement Plan dated August 16, 2002	Exhibit 10.1(w)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith

10.1(w)(3)	Amendment No. 4 to the Transition Retirement Plan dated December 26, 2002	Exhibit 10.1(w)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of September 2, 2004	Exhibit 1.1 to Current Report on Form 8-K filed September 8, 2004 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2004		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

23	Consent of Deloitte & Touche LLP		X

31	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, pursuant to 18 United States Code § 1350		X