Form 10-Q
period 2005-03-31
SENSIENT TECHNOLOGIES CORP
filed 2005-05-09
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (414) 271-6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, par value $0.10 per share	47,241,646 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Revenue	$250,877	$254,140

Cost of products sold	176,297	179,775

Selling and administrative expenses (see Note 7)	49,702	45,782

Operating income	24,878	28,583

Interest expense	8,724	7,363

Earnings before income taxes	16,154	21,220

Income taxes	3,323	6,260

Net earnings	$12,831	$14,960

Average number of common shares outstanding:
Basic	46,735	46,475

Diluted	47,167	46,738

Earnings per common share:
Basic	$.27	$.32

Diluted	$.27	$.32

Dividends per common share	$.15	$.15

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2005	December 31,
	(Unaudited)	2004 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,578	$2,243
Trade accounts receivable, net	171,814	172,912
Inventories	317,980	328,191
Prepaid expenses and other current assets	36,085	32,898

TOTAL CURRENT ASSETS	530,457	536,244

OTHER ASSETS	64,824	66,352
INTANGIBLE ASSETS, NET	16,812	17,904
GOODWILL	440,991	452,427
PROPERTY, PLANT AND EQUIPMENT:
Land	32,204	33,203
Buildings	226,087	230,488
Machinery and equipment	521,852	530,922
Construction in progress	43,650	40,446

	823,793	835,059
Less accumulated depreciation	(422,746)	(419,408)

	401,047	415,651

TOTAL ASSETS	$1,454,131	$1,488,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$64,741	$75,066
Accrued salaries, wages and withholdings from employees	11,902	13,591
Other accrued expenses	63,653	58,133
Income taxes	16,400	18,392
Short-term borrowings	67,974	69,774
Current maturities of long-term debt	20,152	20,269

TOTAL CURRENT LIABILITIES	244,822	255,225

DEFERRED INCOME TAXES	9,175	10,470
OTHER LIABILITIES	4,417	4,461
ACCRUED EMPLOYEE AND RETIREE BENEFITS	36,529	34,571
LONG-TERM DEBT	507,885	525,153
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	72,136	72,117
Earnings reinvested in the business	726,392	720,625
Treasury stock, at cost	(139,656)	(140,507)
Unearned portion of restricted stock	(5,109)	(5,500)
Accumulated other comprehensive (loss) income	(7,856)	6,567

TOTAL SHAREHOLDERS’ EQUITY	651,303	658,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,454,131	$1,488,578

See accompanying notes to consolidated condensed financial statements.

* Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Net cash provided by operating activities	$20,285	$24,826

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,500)	(9,635)
Decrease in other assets	184	2,078

Net cash used in investing activities	(6,316)	(7,557)

Cash flows from financing activities:
Proceeds from additional borrowings	18,767	19,470
Debt and capital lease payments	(24,110)	(29,013)
Dividends paid	(7,063)	(7,009)
Proceeds from options exercised	891	326

Net cash used in financing activities	(11,515)	(16,226)

Effect of exchange rate changes on cash and cash equivalents	(119)	(276)

Net increase in cash and cash equivalents	2,335	767
Cash and cash equivalents at beginning of period	2,243	3,250

Cash and cash equivalents at end of period	$4,578	$4,017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,686	$2,704
Income taxes	5,710	3,068

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Expenses are charged to operations in the year incurred. However, for reporting purposes, certain expenses are charged to operations based on an estimate rather than as expenses are actually incurred.

Certain amounts as previously presented have been reclassified to conform to the current period presentation.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2004, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the item described below.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Stock options are granted at prices equal to the fair value of the Company’s common stock on the dates of grant. Accordingly, no significant compensation cost has been recognized for the grant of stock options under the Company’s stock option plans. The Securities and Exchange Commission deferred the required implementation of SFAS No. 123R (revised 2004) to fiscal years beginning after June 15, 2005. The impact of the adoption of the revised statement in 2006 is anticipated to reduce net earnings by approximately $0.03 per share. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

	Three Months
	Ended March 31,
(In thousands except per share information)	2005	2004
Net earnings:
As reported	$12,831	$14,960
Add: reported stock compensation expense – net of tax	242	180
Less: fair value stock compensation expense – net of tax	(1,588)	(663)

Pro forma net earnings	$11,485	$14,477

Earnings per common share:
Basic as reported	$.27	$.32
Less: net impact of fair value stock compensation expense – net of tax	(.02)	(.01)

Basic pro forma	$.25	$.31

Diluted as reported	$.27	$.32
Less: net impact of fair value stock compensation expense – net of tax	(.03)	(.01)

Diluted pro forma	$.24	$.31

The pro forma expense for the three months ended March 31, 2005, includes $1.0 million after-tax related to accelerated amortization of compensation expense for retirement eligible participants. Stock compensation expense for retirement eligible participants is reported in pro forma net earnings over six months. Previously, this expense was recognized over the vesting period, which is three years.

2.	Segment Information

Operating results and the related assets by segment for the periods presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2005:
Revenues from external customers	$147,106	$85,856	$17,915	$250,877
Intersegment revenues	6,470	4,204	387	11,061

Total revenue	$153,576	$90,060	$18,302	$261,938

Operating income (loss)	$20,105	$14,764	$(9,991)	$24,878
Interest expense	—	—	8,724	8,724

Earnings (loss) before income taxes	$20,105	$14,764	$(18,715)	$16,154

Assets at March 31, 2005	$703,349	$624,417	$126,365	$1,454,131

Three months ended March 31, 2004:
Revenues from external customers	$145,663	$91,618	$16,859	$254,140
Intersegment revenues	5,901	2,523	—	8,424

Total revenue	$151,564	$94,141	$16,859	$262,564

Operating income (loss)	$17,812	$15,649	$(4,878)	$28,583
Interest expense	—	—	7,363	7,363

Earnings (loss) before income taxes	$17,812	$15,649	$(12,241)	$21,220

Assets at March 31, 2004	$679,203	$618,375	$138,824	$1,436,402

3.	Inventories

At March 31, 2005 and December 31, 2004, inventories included finished and in-process products totaling $241.6 million and $242.8 million, respectively, and raw materials and supplies of $76.4 million and $85.4 million, respectively.

4.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Service cost	$263	$231
Interest cost	446	421
Expected return on plan assets	(83)	(83)
Amortization of prior service cost	320	320
Amortization of actuarial (gain)/loss	24	19
Settlement expense	15	14

Defined benefit expense	$985	$922

During the three months ended March 31, 2005, the Company made contributions to its defined benefit pension plans of $0.4 million. Total contributions to Company defined benefit pension plans are expected to be $1.6 million in 2005.

5.	Shareholders’ Equity

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2005 and March 31, 2004.

Comprehensive income (loss) is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was ($1.6) million and $6.6 million, respectively.

6.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash flows from operating activities:
Net earnings	$12,831	$14,960
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,011	12,247
Changes in operating assets and liabilities, net of effects of acquisitions of businesses	(4,557)	(2,381)

Net cash provided by operating activities	$20,285	$24,826

7.	Commitments and Contingencies

Litigation

The Company has accrued $4.5 million ($2.8 million after-tax, or $.06 per share) in the first quarter of 2005 related to an Interim Award of Arbitrators and associated costs in the matter of Kraft Foods North America, Inc. v. Sensient Colors Inc. This expense was recorded in Selling, General and Administrative Expense in the Corporate & Other Segment. Although the arbitrators in this matter determined that Sensient products forming the basis for the action performed as specified, the award requires the enforcement of a previously disputed settlement proposal. Under this settlement, Sensient will make a one-time up front payment and will receive multi-year contract extensions expected to total approximately $80 million in purchases. The award, which was issued March 24, 2005, is expected to be finalized in the second quarter of 2005.

Additional information on this matter and any other significant commercial cases pending against the Company is disclosed in Part II. Item 1. Legal Proceedings.

Guarantees

In connection with the sale of substantially all of the Company’s Yeast business on February 23, 2001, the Company has provided the buyer of these operations with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company’s liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. Liability related to certain matters, including claims relating to pre-closing environmental liabilities, is not capped. In cases where the Company believed it is probable that payments would be required under these provisions, the Company has recognized a liability. The Company believes that the probability of incurring payments under these provisions in excess of the amount of the liability recorded is remote.

Environmental Matters

The Company is involved in two significant environmental cases, which are described in Part II. Item 1. Legal Proceedings. The Company is also involved in other site closure and related environmental remediation and compliance activities at manufacturing sites primarily related to a 2001 acquisition for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required or necessary to prepare the sites for sale are currently being performed.

The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or as circumstances change. Estimated future expenditures are discounted to their present value when the timing and amount of future cash flows are fixed and readily determinable. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is assured. The Company has not recorded any potential recoveries related to these matters, as receipts are not yet assured. As of March 31, 2005, the liabilities related to environmental remediations could range from $3.4 million to $17.1 million. As of March 31, 2005, the Company has accrued $4.2 million, of which $3.8 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities. Although costs could be significantly higher, it is the opinion of Company management that the possibility that costs in excess of those accrued and disclosed will have a material adverse impact on the Company’s consolidated financial statements is remote. Further, there can be no assurance that additional environmental matters will not arise in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue for the quarter ended March 30, 2005, was $250.9 million compared to $254.1 million for the comparable quarter in 2004. Revenue for the Flavors & Fragrances segment increased 1.3% for the quarter ended March 31, 2005, over the comparable period last year. Revenue for the Color segment decreased 4.3% for the quarter ended March 31, 2005, over the comparable period last year. Revenue for Asia Pacific increased 8.6% for the quarter. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 40 basis points to 29.7% for the first three months of 2005 from 29.3% for the comparable period in 2004. Approximately one-half of the margin increase is due to lower costs in the dehydrated flavors business. The remainder is primarily due to the benefits of the cost reduction programs in Color.

Selling and administrative expenses as a percent of revenue were 19.8% for the three months ended March 31, 2005, versus 18.0% for the 2004 comparable period. The increase is primarily due to a one-time $4.5 million expense related to an interim order in an arbitration with a customer which was recorded in the Corporate and Other segment (for more information see Note 7 to the consolidated condensed financial statements). This item was partially offset by benefits from the prior year restructuring programs and reduced employee-related costs.

Operating income for the quarter ended March 31, 2005, was $24.9 million compared to $28.6 million for the comparable period in 2004. The change was due to the revenue, margin and expense changes discussed above.

Favorable foreign exchange rates increased revenue and operating income by approximately 2.2% and 2.9%, respectively, for the three months ended March 31, 2005, over the comparable period in the prior year.

Interest expense was $8.7 million for the three months ended March 31, 2005, and $7.4 million for the same quarter in 2004. The increase was due to higher average rates partially offset by a reduction in average debt balances.

The effective income tax rate was 20.6% and 29.5% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2005, was reduced by the revaluation of deferred tax liabilities in connection with a rate reduction in a foreign country and finalization of prior year income tax returns. The effective tax rate for the three months ended March 31, 2004, was reduced by the settlement of prior year items. The effective tax rate is expected to be approximately 30% for the remainder of 2005, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances –

Revenue for the Flavors & Fragrances segment increased 1.3% to $153.6 million for the quarter ended March 31, 2005, compared to $151.6 million for the same period last year. Favorable foreign exchange rates resulted in a 2.4% increase in revenue. Excluding exchange rates, revenue decreased 1.1%, or $1.6 million, because of decreased sales of fragrances ($1.0 million) and dehydrated flavors ($0.6 million).

Operating income in the quarter ended March 31, 2005, increased 12.9% to $20.1 million compared to $17.8 million last year. Excluding the favorable effect of exchange rates (1.9% or $0.3 million), operating income increased $2.0 million, primarily attributable to higher results for traditional flavors in North America and Europe ($1.3 million) and in the dehydrated flavors business ($0.9 million). Higher profit in traditional flavors was primarily due to lower selling, general and administrative costs. Increased profit in the dehydrated flavors business was caused by lower cost of sales and stable pricing. Operating income as a percent of revenue was 13.1%, an increase of 130 basis points from the comparable quarter last year.

Color –

For the three months ended March 31, 2005, revenue for the Color segment was $90.1 million compared to $94.1 million in the prior year. Excluding the favorable effect of exchange rates (2.1% or $2.0 million), revenue decreased 6.5%, or $6.1 million, primarily due to lower sales of technical colors ($8.9 million) partially offset by increased food and beverage colors ($2.7 million) and cosmetic colors and ingredients ($0.6 million). The decrease in technical colors of $8.9 million is primarily attributable to the previously disclosed winding up of a supply agreement with an original equipment manufacturer. Revenue from food and beverage colors and cosmetic colors and ingredients increased primarily because of higher volumes.

Operating income for the three months ended March 31, 2005, was $14.8 million versus $15.6 million for the comparable period last year. Excluding the favorable effect of exchange rates ($0.5 million), operating income decreased $1.3 million. The lower operating profit is primarily attributed to lower volumes in technical colors ($3.3 million) and the effect of a 2004 reduction of purchase accounting reserves ($1.8 million) related to lower than expected environmental costs associated with the closure of a manufacturing site. Declines in these areas were partially offset by increased volume and improved manufacturing costs for food and beverage colors ($3.7 million) and continued growth in the cosmetic color business ($0.2 million). Operating income as a percent of revenue was 16.4%, a decrease of 20 basis points from the comparable quarter last year, primarily due to the reasons provided above.

FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 47.8% as of March 31, 2005, from 48.3% as of December 31, 2004. The improvement resulted primarily from a $19.2 million reduction in debt levels since December 31, 2004.

Net cash provided by operating activities was $20.3 million for the quarter ended March 31, 2005, compared to $24.8 million for the quarter ended March 31, 2004. The decrease in cash provided by operating activities was primarily due to a tax refund received in the first quarter of 2004.

Net cash used in investing activities was $6.3 million for the three months ended March 31, 2005, compared to $7.6 million in the comparable period last year. Net cash used in investing activities in 2005 included capital expenditures of $6.5 million. Net cash used in investing activities in 2004 included capital expenditures of $9.6 million.

Net cash used in financing activities was $11.5 million for the three months ended March 31, 2005, compared to $16.2 million in the comparable period last year. During the first quarters of 2005 and 2004, net cash provided by operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. Net repayments of debt were $5.3 million and $9.5 million for the three months ended March 31, 2005 and 2004, respectively. In addition to net debt repayments, foreign exchange rates and the change in the fair market value of interest rate swaps reduced the reported debt on the balance sheet by $13.9 million from December 31, 2004, to March 31, 2005. Dividends of $7.1 million and $7.0 million were paid during the three months ended March 31, 2005 and 2004, respectively.

The Company believes that its financial position remains strong. The Company believes that, for the foreseeable future, its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not purchase any shares of Company stock during the three months ended March 31, 2005 and 2004. On April 27, 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to 5.0 million shares of Company stock. As of March 31, 2005, 4.3 million shares were available under this authorization. The Company’s share repurchase program has no expiration date.

CONTRACTUAL OBLIGATIONS

The Company is subject to certain contractual obligations, including long-term debt, operating leases and manufacturing purchases. The following table summarizes the Company’s significant contractual obligations as of March 31, 2005:

Payments due by period

(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt	$528,037	$20,152	$316,308	$186,080	$5,497
Interest payments on long-term debt	94,960	31,488	46,037	17,163	272
Operating lease obligations	32,143	8,667	11,637	4,616	7,222
Pension obligations	28,442	1,454	6,857	5,705	14,426
Manufacturing purchase commitments	69,591	29,529	21,626	9,492	8,944

Total contractual obligations	$753,173	$91,290	$402,465	$223,056	$36,361

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas:

Goodwill Valuation

The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting segment’s fair value and result in an impairment charge. However, the current fair values of the reporting segments are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment. The Company performed its annual evaluation of goodwill and indefinite life intangibles assets for impairment during the third quarter of 2004 and concluded that no impairments existed.

Income Taxes

The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes will vary by jurisdiction and will be recorded when known. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense.

Commitments and Contingencies

The Company is subject to litigation and other legal proceedings arising in the ordinary course of its businesses or arising under provisions related to the protection of the environment. Estimating liabilities and costs associated with these matters requires the judgment of both management and Company counsel. When it is probable that the Company has incurred a liability associated with claims or pending or threatened litigation matters and the Company’s exposure is reasonably estimable, the Company records a charge against earnings. The ultimate resolution of any exposure to the Company may change as further facts and circumstances become known.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the quarter ended March 31, 2005. For additional information about market risk, refer to pages 24 and 25 of the Company’s 2004 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls. The Company maintains a system of disclosure controls and procedures that is designed to ensure that all information the Company is required to disclose is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, including the new internal control procedures discussed below, as of the end of the period covered by this report, under the supervision of and with the participation of the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer. Based on that review, the Company has concluded that the current system of disclosure controls and procedures is effective.

Internal Control Over Financial Reporting. The Company also maintains a system of internal control over financial reporting. As noted in its 2004 Annual Report to Shareholders, a material weakness in internal control was identified during the preparation of the Company’s 2004 financial statements. The material weakness related to inadequate support for management’s estimates regarding the impairment of a receivable and the recording of an income tax benefit. In each instance, the documentation was not sufficient to support the Company’s initial accounting treatment and the Company recorded adjustments that had the effect of lowering its net earnings for the fourth quarter and the year ended December 31, 2004.

In response to the material weakness, the Company has implemented a number of procedures to strengthen its internal control processes. These procedures include:

•	A detailed policy to ensure that the Company promptly identifies, documents and communicates to the Chief Accounting Officer and the Chief Financial Officer any unusual or nonrecurring transactions or circumstances that could have more than an inconsequential impact on the Company’s annual or interim financial statements. Examples include changes in or updates to accounting estimates, or judgments and corrections of accounting errors. The policy requires that the Corporate Controller’s department perform and document any necessary research and that the Company document and report its conclusions and accounting treatment to the audit committee at least quarterly in advance of the Company’s public filings of interim or annual financial statements.

•	A detailed policy to ensure that the Company promptly identifies and evaluates contingent income tax liabilities and that all income tax accounts are reconciled and reviewed by tax department personnel at least quarterly to identify and quantify changes that could have more than an inconsequential impact on the Company’s annual or interim financial statements. The policy requires that prior to recognizing any income tax liability or making any other significant income tax adjustments, the proposed adjustments and supporting documentation will be reviewed by the Chief Accounting Officer and the Chief Financial Officer. Any significant adjustments in the tax accounts will also be reported to the audit committee at least quarterly in advance of the Company’s public filings of interim or annual financial statements.

Management has verified that the procedures outlined above are in place at March 31, 2005, and operating as intended for the reporting period ended March 31, 2005. As a result, the Company believes that the material weakness identified at the end of 2004 has been remediated and the new procedures have strengthened its disclosure controls and procedures, as well as its internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms which express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; results of newly acquired businesses; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; changes in customer relationships; industry acceptance of price increases; currency exchange rate fluctuations; results of litigation or other proceedings; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

In connection with the sale of Red Star Yeast on February 23, 2001, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 7 to the consolidated condensed financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. The Company met with the EPA and Lesaffre to discuss the NOV (and appropriate means to help resolve the matter) in September 2004 and expects to resolve any obligation it may have directly with the EPA during 2005.

Superfund Claim

On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The Company’s legal defense costs are being paid by an insurer with a reservation of coverage rights. The Company continues to assess the existence and solvency of other PRPs, additional insurance coverage, the nature of the alleged contamination, and the extent to which the EPA’s activities satisfy the requirements for reimbursement under CERCLA, as well as the legal sufficiency of excluding this site from the 1988 transaction. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed the Company that it is unwilling to discuss these legal challenges without prior conditions and may refer this matter to the Department of Justice, which would evaluate the referral for potential civil litigation under applicable environmental laws.

Kraft Foods North America, Inc. v. Sensient Colors Inc.

On April 11, 2003, Kraft Foods North America, Inc. (“Kraft”) filed notice of its intention to arbitrate before the American Arbitration Association in Chicago, Illinois certain claims against Sensient Colors Inc. (“Sensient Colors”), a subsidiary of Sensient Technologies Corporation, in the amount of $6.5 million. Kraft asserted a claim against Sensient Colors for breach of contract and breach of warranty arising out of the sale of colorants to Kraft for use in food products for young children because they caused stains on the clothes, furniture and skin of the consumers. Kraft also asserted a claim against Sensient Colors based on its alleged breach of a settlement agreement. The evidentiary portion of the arbitration was conducted in August 2004 and January 2005. An Interim Award of Arbitrators (“Award”) was issued on March 24, 2005. Although the arbitrators determined that the Sensient products forming the basis for the action performed as specified, the Award requires the enforcement of the previously disputed settlement proposal. Under this settlement, Sensient will make a one-time up front payment of $4 million. Sensient will receive multi-year contract extensions expected to total approximately $80 million in purchases. The Award is expected to be finalized in the second quarter of 2005.

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

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2005 Annual Meeting of Shareholders, held on April 21, 2005, the following actions were taken:

•	The following Directors were elected for three-year terms of office:

	Votes For	Votes Withheld
Expiring in April 2008
Hank Brown	42,925,241	1,123,385
James A.D. Croft	42,896,406	1,152,220
Alberto Fernandez	43,022,338	1,026,288

Pursuant to the terms of the Company’s Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees. The terms of office of the following Directors continued: Michael E. Batten, John F. Bergstrom, Dr. Fergus M. Clydesdale, William V. Hickey, Kenneth P. Manning and Essie Whitelaw. However, as disclosed below, since the proposed amendment to the Company’s Articles of Incorporation to eliminate the classification of the Board of Directors was approved by the shareholders, the terms of all of the Directors will expire at the 2006 Annual Meeting of Shareholders.

•	The shareholders approved a proposal by the Board of Directors to amend the Sensient Technologies Corporation Amended and Restated Articles of Incorporation to eliminate the classification of the Company’s Board of Directors. The shareholders cast 42,513,927 votes in favor of this proposal, 1,284,891 votes against, and there were 249,807 votes to abstain.

•	The shareholders approved a proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2005. The shareholders cast 42,603,479 votes in favor of this proposal, 1,276,376 votes against, and there were 168,771 votes to abstain.

     ITEM 6. EXHIBITS

See Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date: May 9, 2005	By: /s/ John L. Hammond

John L. Hammond, Vice President,
Secretary & General Counsel

Date: May 9, 2005	By: /s/ Richard F. Hobbs

Richard F. Hobbs, Vice President,
Chief Financial Officer & Treasurer

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

Incorporated by
Exhibit	Description	Reference From	Filed Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005		X

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of April 21, 2005		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to 18 United States Code § 1350		X