Form 10-Q
period 2005-06-30
SENSIENT TECHNOLOGIES CORP
filed 2005-08-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:           June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-7626
SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, par value $0.10 per share	47,265,947 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue	$263,750	$263,830	$514,627	$517,970

Cost of products sold	184,320	183,433	360,617	363,208

Selling and administrative expenses	48,824	46,373	98,526	92,155

Operating income	30,606	34,024	55,484	62,607

Interest expense	8,902	7,965	17,626	15,328

Earnings before income taxes	21,704	26,059	37,858	47,279

Income taxes	5,841	7,810	9,164	14,070

Net earnings	$15,863	$18,249	$28,694	$33,209

Average number of common shares outstanding:
Basic	46,855	46,510	46,795	46,493

Diluted	47,181	46,790	47,174	46,764

Earnings per common share:
Basic	$.34	$.39	$.61	$.71

Diluted	$.34	$.39	$.61	$.71

Dividends per common share	$.15	$.15	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,676	$2,243
Trade accounts receivable, net	167,646	172,912
Inventories	307,189	328,191
Prepaid expenses and other current assets	31,888	32,898

TOTAL CURRENT ASSETS	510,399	536,244

OTHER ASSETS	68,106	66,352

INTANGIBLE ASSETS, NET	15,806	17,904

GOODWILL	427,008	452,427

PROPERTY, PLANT AND EQUIPMENT:
Land	30,968	33,203
Buildings	220,535	230,488
Machinery and equipment	514,125	530,922
Construction in progress	45,842	40,446

	811,470	835,059
Less accumulated depreciation	(425,265)	(419,408)

	386,205	415,651

TOTAL ASSETS	$1,407,524	$1,488,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$73,146	$75,066
Accrued salaries, wages and withholdings from employees	11,913	13,591
Other accrued expenses	48,592	58,133
Income taxes	16,149	18,392
Short-term borrowings	41,376	69,774
Current maturities of long-term debt	20,204	20,269

TOTAL CURRENT LIABILITIES	211,380	255,225

DEFERRED INCOME TAXES	11,085	10,470

OTHER LIABILITIES	3,736	4,461

ACCRUED EMPLOYEE AND RETIREE BENEFITS	37,486	34,571

LONG-TERM DEBT	495,659	525,153

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	71,835	72,117
Earnings reinvested in the business	735,168	720,625
Treasury stock, at cost	(136,571)	(140,507)
Unearned portion of restricted stock	(4,729)	(5,500)
Accumulated other comprehensive (loss) income	(22,921)	6,567

TOTAL SHAREHOLDERS’ EQUITY	648,178	658,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,407,524	$1,488,578

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
Net cash provided by operating activities	$59,177	$52,899

Cash flows from investing activities:
Acquisition of property, plant and equipment	(14,125)	(20,688)
Proceeds from sale of assets	—	1,092
Decrease in other assets	223	2,348

Net cash used in investing activities	(13,902)	(17,248)

Cash flows from financing activities:
Proceeds from additional borrowings	30,110	27,457
Debt and capital lease payments	(62,734)	(48,215)
Dividends paid	(14,150)	(14,036)
Proceeds from options exercised	3,555	647

Net cash used in financing activities	(43,219)	(34,147)

Effect of exchange rate changes on cash and cash equivalents	(623)	(286)

Net increase in cash and cash equivalents	1,433	1,218
Cash and cash equivalents at beginning of period	2,243	3,250

Cash and cash equivalents at end of period	$3,676	$4,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,037	$14,737
Income taxes	10,048	3,981
See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies
In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, and the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands except per share information)	2005	2004	2005	2004
Net earnings:
As reported	$15,863	$18,249	$28,694	$33,209
Add: reported stock compensation expense – net of tax	326	175	568	355
Less: fair value stock compensation expense – net of tax	(820)	(519)	(2,408)	(1,181)

Pro forma net earnings	$15,369	$17,905	$26,854	$32,383

Earnings per common share:
Basic as reported	$.34	$.39	$.61	$.71
Less: net impact of fair value stock compensation expense – net of tax	(.01)	(.01)	(.04)	(.01)

Basic pro forma	$.33	$.38	$.57	$.70

Diluted as reported	$.34	$.39	$.61	$.71
Less: net impact of fair value stock compensation expense – net of tax	(.01)	(.01)	(.04)	(.02)

Diluted pro forma	$.33	$.38	$.57	$.69
The pro forma expense for the six months ended June 30, 2005, includes $1.0 million after-tax related to accelerated amortization of compensation expense for retirement eligible participants. Beginning in the first quarter of 2005, stock compensation expense for retirement eligible participants is reported in pro forma net earnings over six months. Previously, this expense was recognized over the vesting period, which is three years.

2.	Segment Information
Operating results and the related assets by segment for the periods presented are as follows:

	Flavors &
(In thousands)	Fragrances	Color	Corporate & Other	Consolidated
Three months ended June 30, 2005:
Revenues from external customers	$159,279	$85,876	$18,595	$263,750
Intersegment revenues	6,639	3,238	588	10,465

Total revenue	$165,918	$89,114	$19,183	$274,215

Operating income (loss)	$21,841	$14,692	$(5,927)	$30,606
Interest expense	—	—	8,902	8,902

Earnings (loss) before income taxes	$21,841	$14,692	$(14,829)	$21,704

Three months ended June 30, 2004:
Revenues from external customers	$154,024	$92,615	$17,191	$263,830
Intersegment revenues	6,492	2,891	—	9,383

Total revenue	$160,516	$95,506	$17,191	$273,213

Operating income (loss)	$21,976	$17,704	$(5,656)	$34,024
Interest expense	—	—	7,965	7,965

Earnings (loss) before income taxes	$21,976	$17,704	$(13,621)	$26,059

	Flavors &
(In thousands)	Fragrances	Color	Corporate & Other	Consolidated
Six months ended June 30, 2005:
Revenues from external customers	$306,385	$171,732	$36,510	$514,627
Intersegment revenues	13,109	7,442	975	21,526

Total revenue	$319,494	$179,174	$37,485	$536,153

Operating income (loss)	$41,946	$29,456	$(15,918)	$55,484
Interest expense	—	—	17,626	17,626

Earnings (loss) before income taxes	$41,946	$29,456	$(33,544)	$37,858

Assets at June 30, 2005	$680,854	$600,292	$126,378	$1,407,524

Six months ended June 30, 2004:
Revenues from external customers	$299,687	$184,233	$34,050	$517,970
Intersegment revenues	12,393	5,414	—	17,807

Total revenue	$312,080	$189,647	$34,050	$535,777

Operating income (loss)	$39,788	$33,353	$(10,534)	$62,607
Interest expense	—	—	15,328	15,328

Earnings (loss) before income taxes	$39,788	$33,353	$(25,862)	$47,279

Assets at June 30, 2004	$687,182	$618,633	$130,993	$1,436,808

3.	Inventories
At June 30, 2005 and December 31, 2004, inventories included finished and in-process products totaling $237.5 million and $242.8 million, respectively, and raw materials and supplies of $69.7 million and $85.4 million, respectively.

4.	Retirement Plans
The Company’s components of benefit cost for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Service cost	$263	$231	$525	$461
Interest cost	446	421	892	843
Expected return on plan assets	(83)	(83)	(167)	(167)
Amortization of prior service cost	320	320	641	641
Amortization of actuarial loss	29	19	60	38
Settlement expense	9	14	18	28

Defined benefit expense	$984	$922	$1,969	$1,844

During the three months and six months ended June 30, 2005, the Company made contributions to its pension plans of $0.4 million and $0.8 million, respectively. Total contributions to Company pension plans are expected to be $1.6 million in 2005.
5.	Shareholders’ Equity
The Company did not repurchase any shares of its common stock during the six months ended June 30, 2005 and June 30, 2004.
Comprehensive income (loss) is comprised of net earnings, foreign currency translation and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended June 30, 2005 and 2004 was $0.8 million and $18.1 million, respectively. Total comprehensive income (loss) for the six months ended June 30, 2005 and 2004 was ($0.8) million and $24.6 million, respectively.
6.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net earnings	$28,694	$33,209
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	23,879	23,922
Changes in operating assets and liabilities, net of effects of acquisitions of businesses	6,604	(4,232)

Net cash provided by operating activities	$59,177	$52,899

7.	Commitments and Contingencies
Litigation
The Company accrued $4.5 million ($2.8 million after-tax, or $.06 per share) in the first quarter of 2005 related to an Interim Award of Arbitrators and associated costs in the matter of Kraft Foods North America, Inc. v. Sensient Colors Inc. The award, issued March 24, 2005, was finalized and paid in the second quarter of 2005 for the approximate amount previously accrued. This expense was recorded in Selling and Administrative Expenses in the Corporate & Other Segment. Although the arbitrators in this matter determined that Sensient products forming the basis for the action performed as specified, the award requires the enforcement of a previously disputed settlement proposal. Under this settlement, Sensient was required to make a one-time up front payment and received multi-year contract extensions expected to total approximately $80 million in purchases.
Additional information on this matter and any other significant commercial cases pending against the Company is disclosed in Part II. Item 1. Legal Proceedings.
Guarantees
In connection with the sale of substantially all of the Company’s Yeast business on February 23, 2001, the Company has provided the buyer of these operations with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company’s liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. Liability related to certain matters, including claims relating to pre-closing environmental liabilities, is not capped. In cases where the Company believed it is probable that payments would be required under these provisions and the amounts can be estimated, the Company has recognized a liability.
Environmental Matters
The Company is involved in two significant environmental cases, which are described in Part II. Item 1. Legal Proceedings. The Company is also involved in other site closures and related environmental remediation and compliance activities at manufacturing sites primarily related to a 2001 acquisition for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required or necessary to prepare the sites for sale are currently being performed.
The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or as circumstances change. Estimated future expenditures are discounted to their present value when the timing and amount of future cash flows are fixed and readily determinable. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is assured. The Company has not recorded any potential recoveries related to these matters, as receipts are not yet assured. As of June 30, 2005, the liabilities related to environmental remediations could range from $3.2 million to $17.2 million. As of June 30, 2005, the Company has accrued $4.1 million, of which $3.6 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities. Although costs could be significantly higher, it is the opinion of Company management that the possibility that costs in excess of those accrued and disclosed will have a material adverse impact on the Company’s consolidated financial statements is remote. Further, there can be no assurance that additional environmental matters will not arise in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the quarter ended June 30, 2005, of $263.8 million was equal to the comparable quarter in 2004. For the six months ended June 30, 2005, revenue was $514.6 million, a decrease of 0.6%. Revenue for the Flavors & Fragrances segment increased by 3.4% for the quarter and by 2.4% for the six months ended June 30, 2005, over the comparable periods last year. Revenue for the Color segment decreased by 6.7% for the quarter and by 5.5% for the six months ended June 30, 2005, over the comparable periods last year. Revenue for Asia Pacific increased by 11.6% for the quarter and by 10.1% for the six months ended June 30, 2005, over the comparable periods last year. Additional information on group results can be found in the Segment Information section.
The gross profit margin was 30.1% and 30.5% for the three months ended June 30, 2005 and 2004, respectively. Improvements in North American food and beverage markets for both colors and flavors were offset by higher raw material and energy costs. An unfavorable sales mix in food and beverage flavors and a larger proportion of revenue attributable to the Flavors & Fragrances segment also contributed to the decrease in margin. For the six months ended June 30, 2005 and 2004, the gross profit margin was 29.9% for both periods.
Selling and administrative expenses as a percent of revenue were 18.5% and 17.6% for the three months ended June 30, 2005 and 2004, respectively. The increase was primarily attributable to net one-time benefits realized in 2004 from the reduction of purchase accounting reserves because of lower than expected costs in the closure of two facilities (See Segment Information on Color for additional information). Savings were realized in the quarter from past cost reduction initiatives, but these were offset by severance and other restructuring related expenses of $1 million recorded in the quarter and other cost increases in 2005. The severance expense incurred in the quarter is expected to produce cost benefits in the second half of the year. The other cost increases include higher legal and professional fees partly attributable to corporate compliance requirements.
Selling and administrative expenses as a percent of revenue were 19.1% and 17.8% for the six months ended June 30, 2005 and 2004, respectively. The increase was attributable to net one-time benefits realized in 2004 from the reduction of purchase accounting reserves and a one-time expense recorded in 2005 related to an order in an arbitration (See Note 7 for additional information). Increases attributable to these items were partially offset by net restructuring savings related to ongoing cost reduction initiatives.
Operating income for the three months ended June 30, 2005, was $30.6 million, compared to $34.0 million for the second quarter of 2004. Operating income for the six months ended June 30, 2005, was $55.5 million compared to $62.6 million for the six months ended June 30, 2004. The change in operating income for each period is attributable to the revenue, margin and expense changes discussed above.
Favorable foreign exchange rates increased revenue by 2.4% and 2.3% for the three and six months ended June 30, 2005, respectively, and increased operating income by 2.7% and 2.8% for the three and six months ended June 30, 2005, respectively, over the comparable periods last year.
Interest expense for the three months ended June 30, 2005, was $8.9 million, an increase of 11.8% over the prior year. Interest expense for the six months ended June 30, 2005, was $17.6 million compared to $15.3 million in the 2004 comparable period. The increase was a result of higher average rates partially offset by a reduction in average debt balances.
The effective income tax rate was 26.9% and 30.0% for the three months ended June 30, 2005 and 2004, respectively. The effective income tax rate was 24.2% and 29.8% for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate for the three and six months ended June 30, 2005, was reduced by the revaluation of deferred tax liabilities in connection with a rate reduction in a foreign country and finalization of prior year income tax returns. The effective tax rate for the three and six months ended June 30, 2004, was reduced by the favorable settlement of certain prior year tax matters. Management expects the effective tax rate for the remainder of 2005 to be 30%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION
Flavors & Fragrances –
For the three months ended June 30, 2005, revenue for the Flavors & Fragrances segment increased by 3.4%, to $165.9 million, compared to $160.5 million for the same period last year. Excluding the favorable impact of exchange rates, revenue increased 0.8%, or $1.3 million, primarily because of improvements in revenue from traditional flavors in North America and Latin America ($2.5 million) and dehydrated flavors ($0.6 million) partially offset by reduced sales of fragrances ($0.9 million) and traditional flavors in Europe ($0.9 million). Operating income in the quarter ended June 30, 2005, was $21.8 million compared to $22.0 million last year. Excluding the favorable effect of exchange rates (2.4% or $0.5 million), operating income decreased $0.7 million primarily attributable to higher energy costs ($0.4 million), an unfavorable mix in traditional flavor sales ($0.3 million) and reduced volume in Europe ($0.5 million) and in fragrances ($0.3 million). These decreases were partially offset by an increase in profit in dehydrated flavors ($0.8 million) due to improved pricing and lower costs, excluding the impact of energy discussed above. During the quarter, savings from new purchasing and supply chain initiatives were offset by an increase in certain raw material costs tied to higher energy costs. Operating income as a percent of revenue was 13.2%, a decrease of 50 basis points from the comparable quarter last year.
For the six months ended June 30, 2005, revenue for the Flavors & Fragrances segment was $319.5 million compared to $312.1 million for the same period last year. Excluding the favorable impact of exchange rates, revenue was equal to the prior year. Increased sales of traditional flavors in North America and Latin America ($2.8 million) were offset by decreased sales of traditional flavors in Europe ($1.2 million) and in fragrances ($1.9 million). Operating income for the six months ended June 30, 2005, increased 5.4% to $41.9 million from $39.8 million last year. Excluding the favorable effect of exchange rates of 2.2%, operating income increased $1.3 million, primarily attributable to increased profits in the dehydrated flavors business ($1.5 million) due to improved pricing and favorable product costs. Operating income as a percent of revenue was 13.1%, an increase of 40 basis points from the comparable period last year.
Color –
For the three months ended June 30, 2005, revenue for the Color segment decreased by $6.4 million, or 6.7%, to $89.1 million. Excluding the favorable effect of exchange rates of 2.1%, revenue decreased 8.8%, or $8.4 million, primarily the result of lower sales of technical colors ($9.2 million) partially offset by growth in sales of food and beverage colors ($1.1 million). Technical color sales were down due to the previously disclosed winding up of a supply agreement with an original equipment manufacturer and an increasingly competitive market for technical color products.
Operating income for the quarter ended June 30, 2005, was $14.7 million versus $17.7 million from the comparable period last year. Excluding the favorable effect of exchange rates of 2.2%, operating income decreased $3.4 million primarily as a result of declines in technical colors ($2.2 million), 2005 severance charges of $0.5 million and the 2004 reduction of purchase accounting reserves ($2.6 million) partially offset by an increase in food and beverage colors ($1.9 million). The 2005 severance relates to additional cost reduction programs put in place in the second quarter of 2005 that are expected to provide benefits beginning in the third quarter. The 2004 reduction of purchase accounting reserves related to lower than expected environmental costs, shutdown costs and inventory valuation write-downs associated with the closure of two manufacturing sites. In addition to the factors mentioned above, the Color segment has been adversely affected in 2005 by higher energy and raw material costs, which have reduced gross margins by approximately 85 basis points in the quarter. Operating income as a percent of revenue was 16.5%, a decrease of 200 basis points from the comparable quarter last year, primarily due to the reasons provided above.
For the six months ended June 30, 2005, revenue for the Color segment decreased 5.5% to $179.2 million. Excluding the favorable effect of exchange rates ($4.0 million or 2.1%), revenue decreased 7.7%, or $14.5 million, primarily due to lower sales of technical colors ($18.1 million) partially offset by increases in food and beverage color sales ($3.8 million). The decline in technical colors is due primarily to the previously disclosed winding up of the supply agreement with an original equipment manufacturer and an increasingly competitive market for technical color products.
Operating income for the six months ended June 30, 2005, was $29.5 million versus $33.4 million from the comparable period last year. Excluding the favorable effect of exchange rates of 2.5%, operating income decreased $4.7 million primarily due to lower sales of technical colors ($5.5 million) and the 2004 reduction of purchase accounting reserves ($4.4 million), partially offset by increases in food and beverage color sales ($5.6 million). The 2004 reduction of purchase accounting reserves related to lower than expected environmental costs, shutdown costs and inventory valuation write-downs associated with the closure of two manufacturing sites. Operating income as a percent of revenue was 16.4%, a decrease of 120 basis points from the comparable period last year, primarily due to the reasons provided above.
FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 46.2% as of June 30, 2005, from 48.3% as of December 31, 2004. The improvement resulted primarily from a $58.0 million reduction in total debt levels since December 31, 2004. The Company has reduced total debt by nearly $100 million in the last 18 months.
For the quarter ended June 30, 2005, cash provided by operating activities increased 38.5% to $38.9 million. Cash provided by operating activities was $59.2 million for the six months ended June 30, 2005, compared to $52.9 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to a reduction in working capital this year in comparison to an increase in working capital last year. These changes in working capital increased net cash from operating activities by $10.8 million. Net cash increased $5.4 million related to management of trade accounts receivable and $14.8 million related to inventories. These increases were partially offset by a reduction of $9.4 million related to other components of working capital primarily due to tax refunds received in 2004.
Net cash used in investing activities was $13.9 million for the six months ended June 30, 2005, compared to $17.2 million in the comparable period last year. Capital expenditures were $14.1 million and $20.7 million for the six months ended June 30, 2005 and 2004, respectively.
Net cash used in financing activities was $43.2 million for the six months ended June 30, 2005, compared to $34.1 million in the prior year period. During 2005 and 2004, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. Net repayments of debt were $32.6 million and $20.8 million in 2005 and 2004, respectively. Dividends of $14.2 million and $14.0 million were paid during the six months ended June 30, 2005 and 2004, respectively.
The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not purchase any shares of Company stock during the three months ended June 30, 2005. On April 27, 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to 5.0 million shares of Company stock. As of June 30, 2005, 4.3 million shares were available under this authorization. The Company’s share repurchase program has no expiration date.
CONTRACTUAL OBLIGATIONS
The Company is subject to certain contractual obligations, including long-term debt, operating leases and manufacturing purchases. The following table summarizes the Company’s significant contractual obligations as of June 30, 2005.
Payments due by period

(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt	$515,863	$20,204	$302,170	$188,776	$4,713
Interest payments on long-term debt	77,521	29,566	36,611	11,206	138
Operating lease obligations	27,098	7,083	9,605	4,046	6,364
Pension obligations	28,442	1,454	6,857	5,705	14,426
Manufacturing purchase commitments	63,128	27,802	16,890	9,492	8,944

Total contractual obligations	$712,052	$86,109	$372,133	$219,225	$34,585

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
There have been no material changes in the Company’s market risk during the quarter ended June 30, 2005. For additional information on market risk, refer to pages 24 and 25 of the Company’s 2004 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls. The Company maintains a system of disclosure controls and procedures that is designed to ensure that all information the Company is required to disclose is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, including the internal control procedures discussed below, as of the end of the period covered by this report, under the supervision of and with the participation of the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer. Based on that review, the Company has concluded that the current system of disclosure controls and procedures is effective.
Internal Control Over Financial Reporting. The Company also maintains a system of internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Certain changes were made to the Company’s internal controls in the first quarter of 2005, which were discussed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005. As a result, the Company believes that the material weakness identified at the end of 2004 has been remediated and the new procedures have strengthened its disclosure controls and procedures, as well as its internal control over financial reporting.
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
On June 30, 2005, the EPA issued a second NOV to Lesaffre and Sensient which alleged that certain operational changes were made during Sensient’s ownership of the Milwaukee facility which were undertaken without complying with new source review procedures and without the required air pollution control permit. While the Company’s evaluation is continuing, there appear to be significant legal defenses available to the Company in connection with the alleged violations.
In connection with the sale of Red Star Yeast on February 23, 2001, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 7 to the consolidated condensed financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. The Company met with the EPA and Lesaffre to discuss the June 2004 NOV (and appropriate means to help resolve the matter) in September 2004. The Company expects to meet with EPA and Lesaffre in August 2005 to discuss the June 2005 NOV and resolution of both NOVs.
Superfund Claim
On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The Company’s legal defense costs are being paid by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending. The Company continues to assess the existence and solvency of other PRPs, additional insurance coverage, the nature of the alleged contamination, and the extent to which the EPA’s activities satisfy the requirements for reimbursement under CERCLA, as well as the legal sufficiency of excluding this site from the 1988 transaction. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed the Company that it is unwilling to discuss these legal challenges without prior conditions and may refer this matter to the Department of Justice, which would evaluate the referral for potential civil litigation under applicable environmental laws.
Kraft Foods North America, Inc. v. Sensient Colors Inc.
On April 11, 2003, Kraft Foods North America, Inc. (“Kraft”) filed notice of its intention to arbitrate before the American Arbitration Association in Chicago, Illinois certain claims against Sensient Colors Inc. (“Sensient Colors”), a subsidiary of Sensient Technologies Corporation, in the amount of $6.5 million. Kraft asserted a claim against Sensient Colors for breach of contract and breach of warranty arising out of the sale of colorants to Kraft for use in food products for young children because they caused stains on the clothes, furniture and skin of the consumers. Kraft also asserted a claim against Sensient Colors based on its alleged breach of a settlement agreement. An Interim Award of Arbitrators (“Award”) was issued on March 24, 2005. Although the arbitrators determined that the Sensient products forming the basis for the action performed as specified, the Award required the enforcement of the previously disputed settlement proposal. Under this settlement, Sensient made a one-time up front payment of $4 million in the second quarter of 2005 and Sensient received multi-year contract extensions expected to total approximately $80 million in purchases.

Remmes v. Sensient Flavors, Inc. et al
In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, has sold and continues to sell butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit has been removed to Federal District Court for the Northern District of Iowa, Western Division. The Company believes that plaintiff’s claims are without merit and has begun a vigorous defense. This matter has been set for trial in March of 2006.
The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information responsive to this item was provided in, and is incorporated by reference from, Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005.

ITEM 6.	EXHIBITS
Exhibits. (See Exhibit Index following this report.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 8, 2005	By: /s/ John L. Hammond

John L. Hammond, Vice President,
Secretary & General Counsel

Date:	August 8, 2005	By: /s/ Richard F. Hobbs

Richard F. Hobbs, Vice President, Chief Financial Officer & Treasurer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit	Description	Incorporated by Reference From	Filed Herewith
31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to 18 United States Code § 1350		X