Form 10-Q
period 2005-09-30
SENSIENT TECHNOLOGIES CORP
filed 2005-11-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, par value $0.10 per share	47,061,947 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenue	$256,416	$256,849	$771,043	$774,819
Cost of products sold	183,370	179,287	543,987	542,495
Selling and administrative expenses	45,560	41,280	144,086	133,435

Operating income	27,486	36,282	82,970	98,889
Interest expense	8,820	7,646	26,446	22,974

Earnings before income taxes	18,666	28,636	56,524	75,915
Income taxes	4,538	7,044	13,702	21,114

Net earnings	$14,128	$21,592	$42,822	$54,801

Average number of common shares outstanding:
Basic	46,910	46,597	46,834	46,528

Diluted	47,170	46,896	47,173	46,808

Earnings per common share:
Basic	$.30	$.46	$.91	$1.18

Diluted	$.30	$.46	$.91	$1.17

Dividends per common share	$.15	$.15	$.45	$.45

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,580	$2,243
Trade accounts receivable, net	164,333	172,912
Inventories	311,671	328,191
Prepaid expenses and other current assets	31,294	32,898

TOTAL CURRENT ASSETS	511,878	536,244

OTHER ASSETS	66,534	66,352
INTANGIBLE ASSETS, NET	15,292	17,904
GOODWILL	425,185	452,427
PROPERTY, PLANT AND EQUIPMENT:
Land	31,919	33,203
Buildings	224,404	230,488
Machinery and equipment	520,651	530,922
Construction in progress	39,429	40,446

	816,403	835,059
Less accumulated depreciation	(434,905)	(419,408)

	381,498	415,651

TOTAL ASSETS	$1,400,387	$1,488,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$69,956	$75,066
Accrued salaries, wages and withholdings from employees	12,203	13,591
Other accrued expenses	57,714	58,133
Income taxes	15,269	18,392
Short-term borrowings	24,557	69,774
Current maturities of long-term debt	19,370	20,269

TOTAL CURRENT LIABILITIES	199,069	255,225

DEFERRED INCOME TAXES	10,010	10,470
OTHER LIABILITIES	4,107	4,461
ACCRUED EMPLOYEE AND RETIREE BENEFITS	41,290	34,571
LONG-TERM DEBT	491,897	525,153
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	71,808	72,117
Earnings reinvested in the business	742,206	720,625
Treasury stock, at cost	(136,463)	(140,507)
Unearned portion of restricted stock	(4,042)	(5,500)
Accumulated other comprehensive (loss) income	(24,891)	6,567

TOTAL SHAREHOLDERS’ EQUITY	654,014	658,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,400,387	$1,488,578

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Net cash provided by operating activities	$91,900	$94,424

Cash flows from investing activities:
Acquisition of property, plant and equipment	(22,342)	(32,535)
Proceeds from sale of assets	982	1,092
Decrease in other assets	616	2,822

Net cash used in investing activities	(20,744)	(28,621)

Cash flows from financing activities:
Proceeds from additional borrowings	40,540	188,664
Debt payments	(91,713)	(232,160)
Dividends paid	(21,240)	(21,067)
Proceeds from options exercised	3,855	2,756

Net cash used in financing activities	(68,558)	(61,807)

Effect of exchange rate changes on cash and cash equivalents	(261)	10

Net increase in cash and cash equivalents	2,337	4,006
Cash and cash equivalents at beginning of period	2,243	3,250

Cash and cash equivalents at end of period	$4,580	$7,256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,616	$17,526
Income taxes	14,702	8,816
See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies
In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
Expenses are charged to operations in the year incurred. However, for reporting purposes, certain expenses are charged to operations based on estimated amounts rather than as expenses are actually incurred.
Certain amounts as previously presented have been reclassified to conform to the current period presentation.
Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2004, for additional details of the Company’s financial condition and a description of the Company’s accounting policies.
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Stock options are granted at prices equal to the fair value of the Company’s common stock on the date of grant. Accordingly, no significant compensation cost has been recognized for the grant of stock options under the Company’s stock option plans. The Securities and Exchange Commission deferred the required implementation of SFAS No. 123R (revised 2004) to fiscal years beginning after June 15, 2005. The impact of the adoption of the revised statement in 2006 is anticipated to reduce net earnings by approximately $0.03 per share. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands except per share information)	2005	2004	2005	2004
Net earnings:
As reported	$14,128	$21,592	$42,822	$54,801
Add: reported stock compensation expense — net of tax	307	178	875	532
Less: fair value stock compensation expense — net of tax	(467)	(598)	(2,875)	(1,778)

Pro forma net earnings	$13,968	$21,172	$40,822	$53,555

Earnings per common share:
Basic as reported	$.30	$.46	$.91	$1.18
Less: net impact of fair value stock compensation expense — net of tax	(.00)	(.01)	(.04)	(.03)

Basic pro forma	$.30	$.45	$.87	$1.15

Diluted as reported	$.30	$.46	$.91	$1.17
Less: net impact of fair value stock compensation expense — net of tax	(.00)	(.01)	(.04)	(.03)

Diluted pro forma	$.30	$.45	$.87	$1.14
The pro forma expense for the nine months ended September 30, 2005, includes $1.0 million after-tax compensation expense related to accelerated amortization for retirement eligible participants. Beginning in the first quarter of 2005, stock compensation expense for retirement eligible participants is reported in pro forma net earnings over six months. Previously, this expense was recognized over the vesting period, which is three years.
2.	Segment Information
Operating results and the related assets by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended September 30, 2005:
Revenues from external customers	$165,420	$79,240	$11,756	$256,416
Intersegment revenues	5,771	2,876	490	9,137

Total revenue	$171,191	$82,116	$12,246	$265,553

Operating income (loss)	$20,241	$13,137	$(5,892)	$27,486
Interest expense	—	—	8,820	8,820

Earnings (loss) before income taxes	$20,241	$13,137	$(14,712)	$18,666

Three months ended September 30, 2004:
Revenues from external customers	$156,371	$89,040	$11,438	$256,849
Intersegment revenues	5,410	3,415	329	9,154

Total revenue	$161,781	$92,455	$11,767	$266,003

Operating income (loss)	$24,944	$17,033	$(5,695)	$36,282
Interest expense	—	—	7,646	7,646

Earnings (loss) before income taxes	$24,944	$17,033	$(13,341)	$28,636

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Nine months ended September 30, 2005:
Revenues from external customers	$486,311	$250,972	$33,760	$771,043
Intersegment revenues	18,191	10,318	2,392	30,901

Total revenue	$504,502	$261,290	$36,152	$801,944

Operating income (loss)	$63,542	$42,593	$(23,165)	$82,970
Interest expense	—	—	26,446	26,446

Earnings (loss) before income taxes	$63,542	$42,593	$(49,611)	$56,524

Assets at September 30, 2005	$697,777	$599,769	$102,841	$1,400,387

Nine months ended September 30, 2004:
Revenues from external customers	$469,781	$273,273	$31,765	$774,819
Intersegment revenues	16,080	8,829	892	25,801

Total revenue	$485,861	$282,102	$32,657	$800,620

Operating income (loss)	$66,486	$50,386	$(17,983)	$98,889
Interest expense	—	—	22,974	22,974

Earnings (loss) before income taxes	$66,486	$50,386	$(40,957)	$75,915

Assets at September 30, 2004	$715,218	$614,450	$120,581	$1,450,249

The Asia Pacific Group, which is reported in the Corporate and Other segment, was realigned during the third quarter. As a result, the operations in Japan and China, previously included within the Asia Pacific Group, are now reported as part of the Flavors & Fragrances Group. This change in reporting segments has been reflected in the results for the three and nine months ended September 30, 2005. Results for the comparable periods in 2004 have also been restated to reflect this change.
3.	Inventories
At September 30, 2005 and December 31, 2004, inventories included finished and in-process products totaling $236.7 million and $242.8 million, respectively, and raw materials and supplies of $75.0 million and $85.4 million, respectively.
4.	Debt
On August 18, 2005, the Company amended its unsecured revolving credit facility with a group of seven banks. The amendment increases the aggregate facility from $150 million to $225 million and extends the term to August 2010 from September 2007. The amendment also permits the Company to request an increase in the aggregate facility amount to $300 million subject to the banks’ approval. Interest rates are determined based upon LIBOR plus a margin subject to adjustment on the basis of the rating accorded the Company’s senior debt by S&P and Moody’s. In addition, the Company pays a facility fee on the total amount of the facility and a utilization fee. In addition to customary restrictions, the Company must maintain a minimum fixed charge coverage ratio and may not exceed a stated funded debt to capital ratio. The Company must also maintain a total funded debt to EBITDA ratio. The credit facility will be used for working capital, commercial paper back-up and other general corporate purposes.
5.	Retirement Plans
The components of the Company’s defined benefit plan costs for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Service cost	$264	$231	$789	$692
Interest cost	586	421	1,759	1,264
Expected return on plan assets	(202)	(83)	(607)	(250)
Amortization of prior service cost	320	320	961	961
Amortization of actuarial loss	54	19	164	58
Settlement expense	9	14	26	42

Defined benefit expense	$1,031	$922	$3,092	$2,767

During the three months and nine months ended September 30, 2005, the Company made contributions to its pension plans of $0.4 million and $1.2 million, respectively. Total contributions to Company pension plans are expected to be $2.2 million in 2005.
6.	Shareholders’ Equity
The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2005 and September 30, 2004. In the fourth quarter of 2005, the Company announced its intention to resume share repurchases. Additional information on the repurchase program is disclosed in the Issuer Purchases of Equity Securities section in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Comprehensive income is comprised of net earnings, foreign currency translation, minimum pension liability and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2005 and 2004 was $12.2 million and $25.3 million, respectively. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $11.4 million and $50.0 million, respectively.
7.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Nine Months Ended
	September 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net earnings	$42,822	$54,801
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	35,407	34,691
Gain on sale of assets	(488)	—
Changes in operating assets and liabilities	14,159	4,932

Net cash provided by operating activities	$91,900	$94,424

8.	Commitments and Contingencies
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
Information on any other significant commercial cases pending against the Company is disclosed in Part II. Item 1. Legal Proceedings.
Guarantees
In connection with the sale of substantially all of the Company’s Yeast business on February 23, 2001, the Company provided the buyer with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is either five years or the applicable statute of limitations. The maximum amount of the Company’s liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. Liability related to certain matters, including claims relating to pre-closing environmental liabilities, is not capped. In cases where the Company believes it is probable that payments will be required under these provisions and the amounts can be estimated, the Company has recognized a liability.
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

The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or as circumstances change. Estimated future expenditures are discounted to their present value when the timing and amount of future cash flows are fixed and readily determinable. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is assured. The Company has not recorded any potential recoveries related to these matters, as receipts are not yet assured. As of September 30, 2005, the liabilities related to environmental remediations could range from $1.8 million to $16.3 million. As of September 30, 2005, the Company has accrued $3.3 million, of which $2.8 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities. Although costs could be significantly higher, it is the opinion of Company management that the probability that costs in excess of those accrued will have a material adverse impact on the Company’s consolidated financial statements is remote. There can be no assurance, however, that additional environmental matters will not arise in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the quarter ended September 30, 2005 was $256.4 million, a decrease of 0.2% from $256.8 million for the comparable quarter of 2004. For the nine months ended September 30, 2005, revenue was $771.0 million compared to $774.8 million last year. Revenue for the Flavors & Fragrances segment increased 5.8% and 3.8% for the quarter and nine months ended September 30, 2005, respectively, over the comparable amounts last year. Revenue for the Color segment decreased 11.2% and 7.4% for the quarter and nine months ended September 30, 2005, respectively, from the comparable amounts last year. Additional information on group results can be found in the Segment Information section.
The gross profit margin was 28.5% and 30.2% for the three months ended September 30, 2005 and 2004, respectively. Higher energy and raw material costs in the quarter reduced margins by approximately 145 basis points and inventory provisions due in part to a fire and an equipment failure reduced margins by approximately 40 basis points. For the nine months ended September 30, 2005 and 2004, the gross profit margin was 29.4% and 30.0%, respectively. The decrease for the nine months was primarily caused by higher energy and raw material costs.
Selling and administrative expenses as a percent of revenue increased to 17.8% of revenue for the three months ended September 30, 2005, versus 16.1% for the 2004 comparable period. Selling and administrative expenses as a percent of revenue were 18.7% and 17.2% for the nine months ended September 30, 2005 and 2004, respectively. Selling and administrative expenses for the three months ended September 30, 2005 increased as a percentage of revenue largely due to 2005 severance costs versus the one-time benefits realized in 2004 from the reduction of purchase accounting reserves because of lower than expected costs in the closure of two facilities (See Segment Information on Color for additional information). The increase in the year-to-date percentage is due to the factors cited above in addition to a first quarter 2005 one-time expense related to an arbitration order in the matter of Kraft Foods North America, Inc. v. Sensient Colors Inc. (See Note 8 for additional information).
Operating income for the three months ended September 30, 2005 was $27.5 million versus $36.3 million for the comparable quarter in 2004. Operating income for the nine months ended September 30, 2005 was $83.0 million versus $98.9 million for the comparable period in 2004. The change in operating income for each period is attributable to the revenue, margin and expense changes discussed above. Additional information on operating income can be found in the Segment Information section.
Favorable foreign exchange rates increased revenue by 0.9% and 1.9% for the three and nine months ended September 30, 2005, respectively, and operating income by 1.7% and 2.4% for the three and nine months ended September 30, 2005, respectively, over the comparable periods last year.
Interest expense was $8.8 million for the three months ended September 30, 2005, compared to $7.6 million in the same period in 2004. Interest expense for the nine months ended September 30, 2005 was $26.4 million versus $23.0 million in the prior year comparable period. Higher average rates were partially offset by lower average debt balances.
The effective income tax rate was 24.3% and 24.6% for the three months ended September 30, 2005 and 2004, respectively. The effective income tax rate was 24.2% and 27.8% for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate for the quarter ended September 30, 2005 was reduced by tax audit settlements related to prior years and other items. The effective tax rate for the nine months ended September 30, 2005 was reduced by tax audit settlements, the revaluation of deferred tax liabilities in connection with a rate reduction in a foreign country, finalization of prior year income tax returns and other items. These items reduced the effective tax rate by 5.7% and 5.8% for the quarter and nine months ended September 30, 2005, respectively. The effective tax rate for the three months ended September 30, 2004 was reduced by the utilization of foreign tax losses resulting from a tax planning strategy implemented in 2004 and other nominal adjustments. The effective tax rate for the nine months ended September 30, 2004 was reduced by the items noted for the quarter and by the favorable settlement of certain prior year tax matters. These items reduced the effective tax rate by 6.7% and 3.3% for the quarter and nine months ended September 30, 2004, respectively. Management expects the effective tax rate for the fourth quarter of 2005 to be 30%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
The Company announced on October 17, 2005 that it is evaluating actions to reduce costs by lowering headcount and closing certain production facilities. These plans, which will target annual savings in excess of $10 million, are expected to be finalized in the fourth quarter of 2005. The Company expects to incur one-time expenses, primarily in the fourth quarter, estimated at $8 million once the program is finalized and executed.
SEGMENT INFORMATION
The Asia Pacific Group, which is reported in the Corporate and Other segment, was realigned during the third quarter. As a result, the operations in Japan and China, previously included within the Asia Pacific Group, are now reported as part of the Flavors & Fragrances Group. This change in reporting segments has been reflected in the results for the three and nine months ended September 30, 2005. Results for the comparable periods in 2004 have also been restated to reflect this change.
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment increased 5.8% to $171.2 million for the quarter ended September 30, 2005, compared to $161.8 million for the same period last year. Excluding the favorable impact of foreign exchange rates, revenue increased $7.8 million, or 4.8%, primarily from improvements in traditional flavors in North America, Latin America and Europe ($6.4 million) and in dehydrated flavors ($1.5 million).
Operating income in the quarter ended September 30, 2005 was $20.2 million compared to $24.9 million last year. Excluding the favorable effect of exchange rates, operating income decreased $5.2 million primarily attributable to traditional flavors in North America, Latin America and Europe ($3.2 million), dehydrated flavors ($1.1 million) and fragrances ($0.4 million). The traditional flavors decrease is due to higher energy and raw materials ($1.2 million), unfavorable mix ($0.6 million) and inventory provisions ($1.0 million) due in part to lost product from an equipment failure and a fire. In dehydrated flavors, the impact of a price increase ($1.2 million) was more than offset by raw material, energy and other processing cost increases associated with low 2005 crop yields. Operating income for fragrances was down primarily due to increased raw material costs.
For the nine months ended September 30, 2005, revenue for the Flavors & Fragrances segment increased 3.8% to $504.5 million, compared to $485.9 million for the same period last year. Excluding the favorable impact of foreign exchange rates, revenue increased $9.3 million, or 1.9%, primarily the result of higher sales of traditional flavors in North America and Latin America ($9.4 million) and higher dehydrated flavor sales ($1.5 million) partially reduced by lower fragrance sales ($1.6 million).
Operating income for the nine months ended September 30, 2005 was $63.5 million compared to $66.5 million last year. Excluding the favorable impact of foreign exchange rates, operating income decreased $4.3 million, or 6.5%, primarily attributable to traditional flavors ($3.7 million) and fragrances ($0.9 millon) partially offset by an increase in dehydrated flavors ($0.4 million). The traditional flavors decrease is due to higher energy, raw material and distribution costs ($2.3 million) and inventory provisions ($1.0 million). The decline in fragrances was primarily due to unfavorable mix. Although price increases did not offset the cost increases in the third quarter for dehydrated flavors, on a year-to-date basis price increases have offset the increase in raw material, energy and processing costs because the higher costs associated with the 2005 crop were not incurred until this year’s third quarter.
Color –
For the three months ended September 30, 2005, revenue for the Color segment was $82.1 million versus $92.5 million in the comparable period last year. Excluding the favorable impact of foreign exchange rates, revenue decreased $10.8 million, primarily the result of lower inkjet ink revenue ($11.6 million) which was largely due to the previously disclosed winding up of a supply agreement with an original equipment manufacturer at the end of 2004. Sales of food and beverage colors grew in the third quarter ($1.1 million) but were offset by lower pharmaceutical ($0.3 million) and cosmetic ($0.4 million) revenue.
Operating income for the three months ended September 30, 2005 was $13.1 million versus $17.0 million for the comparable period last year. Excluding the favorable impact of foreign exchange rates, operating income decreased $4.0 million primarily attributable to inkjet inks ($3.6 million) as a result of the end of the supply agreement mentioned above and lower pricing on other inkjet products, severance ($0.7 million) and a reduction of purchase accounting reserves in 2004 ($0.7 million) related to lower than expected environmental and shutdown costs associated with the closure of two manufacturing sites. These decreases were partially offset by increased food and beverage colors profit ($0.8 million) as the benefit of higher volumes and prior year restructuring benefits more than offset higher raw material costs.
For the nine months ended September 30, 2005, revenue for the Color segment was $261.3 million versus $282.1 million in the prior year comparable period. Excluding the favorable impact of foreign exchange rates, revenue decreased $25.3 million, primarily due to lower inkjet ink revenue ($30.7 million) partially offset by increases in food and beverage colors ($4.9 million). The lower inkjet ink revenue is primarily attributed to the winding up of the supply agreement mentioned above. The increase in food and beverage colors was a result of higher volumes in North America and Latin America.
Operating income for the nine months ended September 30, 2005 was $42.6 million versus $50.4 million in the comparable period last year. Excluding the favorable impact of foreign exchange rates, operating income decreased $8.8 million, primarily due to lower profit in inkjet inks ($8.0 million), higher 2005 severance charges ($0.8 million) and a reduction of purchase accounting reserves in 2004 ($5.1 million) related to lower than expected environmental, shutdown and inventory related costs associated with the closure of two manufacturing sites. Lower profit attributable to these factors was partially offset by increases in food and beverage colors ($6.1 million). The lower inkjet ink profit is primarily attributable to the end of the supply agreement mentioned above and lower pricing on other inkjet products. The food and beverage increase is due to higher volumes and savings from the prior year restructuring.
FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 45.0% as of September 30, 2005, from 48.3% as of December 31, 2004. The improvement resulted primarily from a $79.4 million reduction in total debt levels since December 31, 2004.
For the nine months ended September 30, 2005, cash provided by operating activities was $91.9 million versus $94.4 million in the prior year comparable period. Improvements in working capital ($9.2 million) partially offset the impact of lower earnings ($11.8 million) on this year’s cash provided by operations. The improvement in working capital was primarily the result of improved trade accounts receivable ($4.3 million) and inventories ($12.6 million). Higher cash provided by these sources was partially offset by a reduction of $7.7 million related to other components of working capital primarily due to tax refunds received in 2004.
Net cash used in investing activities was $20.7 million for the nine months ended September 30, 2005, compared to $28.6 million in the comparable period last year. Capital expenditures were $22.3 million and $32.5 million for the nine months ended September 30, 2005 and 2004, respectively.
Net cash used in financing activities was $68.6 million for the nine months ended September 30, 2005, compared to $61.8 million in the prior year period. During the first nine months of 2005 and 2004, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. Net repayments of debt were $51.2 million and $43.5 million during the nine months ended September 30, 2005 and 2004, respectively. Dividends of $21.2 million and $21.1 million were paid during the nine months ended September 30, 2005 and 2004, respectively.
The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not purchase any shares of Company stock during the nine months ended September 30, 2005. On April 27, 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to 5.0 million shares of Company stock. The Company’s share repurchase program has no expiration date. As of September 30, 2005, 4.3 million shares remain available under this authorization. In the fourth quarter of 2005, the Company announced its intention to resume share repurchases during the fourth quarter.

CONTRACTUAL OBLIGATIONS
The Company is subject to certain contractual obligations, including long-term debt, operating leases and manufacturing purchases. The following table summarizes the Company’s significant contractual obligations as of September 30, 2005.
Payments due by period

(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt	$511,267	$19,370	$299,991	$189,633	$2,273
Interest payments on long-term debt	79,130	29,906	44,201	4,950	73
Operating lease obligations	26,233	7,372	9,065	3,955	5,841
Pension obligations	30,066	1,529	7,039	5,961	15,537
Manufacturing purchase commitments	58,503	24,730	15,337	9,492	8,944

Total contractual obligations	$705,199	$82,907	$375,633	$213,991	$32,668

CRITICAL ACCOUNTING POLICIES
In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes that, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventories, property, plant and equipment, and prepaid expenses. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas:
Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting segment’s fair value and result in an impairment charge. However, the current fair values of the reporting segments are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment. The Company performed its annual evaluation of goodwill and indefinite-life intangible assets for impairment during the third quarter of 2005 and concluded that no impairment existed.
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
There were no material changes in the Company’s market risk during the quarter ended September 30, 2005. For additional information on market risk, refer to pages 24 and 25 of the Company’s 2004 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls. The Company maintains a system of disclosure controls and procedures that is designed to ensure that all information the Company is required to disclose is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, including the internal control over financial reporting procedures discussed below, as of the end of the period covered by this report, under the supervision of and with the participation of the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer. Based on that review, the Company has concluded that the current system of disclosure controls and procedures is effective.
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
The Company has met with the EPA in an attempt to resolve the NOVs. In September 2005, as follow up to one of those meetings, the Company submitted information to refute the allegations of the June 30, 2005 NOV and requested that the NOV be withdrawn. The Company is awaiting the EPA’s response to that submission.
In connection with the sale of Red Star Yeast on February 23, 2001, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 8 to the consolidated condensed financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. In September 2005, Lesaffre announced that it had tentatively decided to close the Milwaukee plant. The Company has informed the EPA of this development.
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
Remmes v. Sensient Flavors, Inc. et al
In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, has sold butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit was removed to the Federal District Court for the Northern District of Iowa, Western Division. The Company believes that plaintiff’s claims are without merit and is vigorously defending this case. A trial date in late 2006 or early 2007 is expected.

Fults et al. v. Sensient Flavors, Inc. et al.
In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster May Lee microwave popcorn plant in McBride, Missouri. At present, it is unclear whether and to what extent the Company ever sold butter flavoring products to this facility. The Company intends to file a motion to dismiss and will vigorously defend its interests in this case. A trial date has not been set in this matter.
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

SENSIENT TECHNOLOGIES CORPORATION
Date: November 8, 2005	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: November 8, 2005	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President,
Chief Financial Officer & Treasurer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Incorporated by
Exhibit	Description	Reference From	Filed Herewith
31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to 18 United States Code § 1350		X