Form 10-K
period 2005-12-31
SENSIENT TECHNOLOGIES CORP
filed 2006-03-15
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2005 was $967,341,562. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 46,181,497 shares of Common Stock outstanding as of March 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15 , 2006 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2005 INDEX

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

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Act”), and, in accordance with the Act, has filed annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be read and copied at the public reference facilities of the Commission at its principal offices at 100 F Street, N.E., Washington, D.C. 20549, and can also be accessed from the website maintained by the Commission at http://www.sec.gov. The public may obtain information on operations of the public reference room by calling the Commission at (800) SEC-0330.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The Company can also be reached at its website at www.sensient-tech.com. The Company’s web address is provided as an inactive textual reference only, and the contents of this website are not incorporated in or otherwise to be regarded as part of this annual report. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Standards of Conduct for International Employees, Code of Ethics for Senior Financial Officers, and Corporate Governance Guidelines are also available on the Company’s website, and are available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, the Standards of Conduct, the Code of Ethics or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

Description of Business

Sensient Technologies Corporation is a global manufacturer and marketer of colors, flavors and fragrances. Sensient uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic and pharmaceutical systems, inkjet and specialty inks and colors, and other specialty chemicals. The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products include:

•	flavors, flavor enhancers and bionutrients;

•	fragrances and aroma chemicals;

•	dehydrated vegetables and other food ingredients;

•	natural and synthetic food colors;

•	cosmetic and pharmaceutical additives;

•	technical colors, inkjet colors and aftermarket inks, and specialty dyes and pigments; and

•	chemicals for laser printing and flat screen displays.

The Company’s operations, except for the Asia Pacific Group, are managed on a products and services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. The Company realigned its segments in 2005. As a result, Japan and China, previously included in the Asia Pacific Group, are now reported as part of the Flavors & Fragrances Group. Financial information regarding the Company’s two reportable segments is incorporated by reference to the information set forth on pages 38 through 40 of the Company’s 2005 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

Flavors & Fragrances Group

The Company is a global developer, manufacturer and supplier of flavor and fragrance systems for the food, beverage, pharmaceutical, personal care and household-products industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors, Sensient Dehydrated Flavors and Sensient Fragrances, the Group is a supplier to multinational companies.

The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma and/or other characteristics to a broad range of consumer and other products. This Group includes the Company’s dehydrated flavors business, which produces ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and aroma chemicals. The Group serves food and non-food industries. In food industries, markets include savory, beverage, dairy, confectionery and bakery flavors. In non-food industries, the Group supplies fragrance products to the personal and home care-markets and supplies flavor products to the pharmaceuticals market.

The Flavors & Fragrances Group operates principally through the Company’s subsidiaries Sensient Flavors Inc. and Sensient Dehydrated Flavors Company. The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Wisconsin, Belgium, Canada, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain and the United Kingdom.

Strategic acquisitions have expanded the Company’s flavors and fragrances product lines and processing capabilities. In March 2003, the Company acquired certain assets of Kyowa Koryo Kagaku Kabushiki Kaisha, a Japanese flavor producer. In March 2002, the Company acquired the flavors and essential oil operations of C. Melchers GmbH & Company, a supplier of flavors for coffees and teas, as well as essential oils, aroma chemicals and other formulations for flavor, cosmetic and fragrance applications. In May 1998, the acquisition of substantially all of the assets of the beverage business of German flavor manufacturer Sundi GmbH, with its emphasis on all-natural flavor ingredients, provided the Company with a point of entry into Germany, Europe’s largest flavor market. In April 1998, the Company acquired DC Flavours Ltd., which further expanded the Company’s savory and flavor technology and worldwide market presence. In January 1998, the Company acquired Arancia Ingredientes Especiales, S.A. de C.V., a manufacturer of savory flavors and other food ingredients, improving access to the rapidly growing Latin American savory flavor market.

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

The Color Group operates principally through the Company’s subsidiary Sensient Colors Inc., which has its principal manufacturing plants in Missouri, California, New Jersey, Canada, Mexico, France, Germany, Hungary, Italy, Switzerland and the United Kingdom.

The Color Group operates under the following trade names:

•	Sensient Food Colors (food and beverage colors);

•	Sensient Pharmaceutical Technologies (pharmaceutical colors and coatings);

•	Sensient Paper Colors (paper dyes and colorants);

•	Sensient Cosmetic Technologies (cosmetic colors and ingredients and systems, a business which is currently known as LCW); and

•	Sensient Technical Colors (including paper colors; industrial colors for plastics, leather, wood stains, antifreeze and other uses; inkjet colors and aftermarket inks; specialty inks; and display imaging).

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, and a complete range of synthetic and natural color products constitute the basis for its market leadership position.

Strategic acquisitions enhanced product and process technology synergies, as well as the Color Group’s international presence. In August 2003, the Company acquired Formulabs Iberica S.A., a manufacturer and marketer of specialty inks, primarily for inkjet applications. In September 2002, the Company acquired the business of Cardre Inc., which expanded the Company’s technology and product offerings in cosmetic color systems. The acquisitions of ECS Specialty Inks and Dyes in March 2002 and SynTec GmbH in January 2002 have provided a strategic base for the Company’s technical colors business in Europe.

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

Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product line in the Pacific Rim under one name. Through its Asia Pacific Group, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Singapore. Manufacturing operations are located in Australia, New Zealand and the Philippines.

In 2003, the Company opened an office for research and development, as well as sales, in Jakarta, Indonesia. In 2001, the Asia Pacific Group incorporated Sensient India Private Limited and opened a new sales office in Mumbai, India. Additional sales offices are located in Australia and Thailand.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2005, the Company employed approximately 424 people in research, development and quality assurance.

Expenditures for research and development related to continuing operations in calendar year 2005 were $26.4 million, compared with $24.3 million in the year ended December 31, 2004 and $22.9 million in the year ended December 31, 2003. As part of its commitment to quality as a competitive advantage, the Company has achieved certification under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom.

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

Lower-calorie ingredients and sweeteners for dairy, food and beverage applications are subjects of development activity for the Flavors & Fragrances Group. Formulations for functional and textured beverages and flavors for snack and main meal items offer opportunities as well. Development of savory flavors accelerated with the integration of the Company’s BioProducts Division in 1998 and the Dehydrated Products Division in 2000. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

The natural food color market is an important target for the Color Group. The acquisitions of Reggiana, Fornaciari and Dr. Marcus (as previously discussed) provided new technologies in the extraction and purification of natural colors and have enabled rapid growth in the beverage, dairy and snack food segments.

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

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 10 to the Consolidated Financial Statements of the Company, which appears on page 40 of the 2005 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2005, the Company employed 3,518 persons worldwide.

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

Item 1A.	Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this Report, particularly those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference from pages 22 and 23 of the 2005 Annual Report to Shareholders and “Forward Looking Statements” on page 2 of this Report, the following factors should be considered:

•	In some product lines, most of our sales are made to a relatively small number of customers; if we lose any of those customers, sales and operating results could decline.

In some of our product lines, our sales are concentrated to a small number of customers. While we do not currently have any customer that we consider to be significant to us as a whole, the loss of a significant customer of a product line could substantially affect the sales and profitability of that line, which may cause us to need to re-evaluate that line. Those developments could affect our results.

•	Many of our products are used in items for human consumption and contact. We may be subject to product liability claims and product recalls, which could negatively impact our profitability and corporate image.

We sell flavors and colors which are used in foods, drugs, cosmetics, and other items for human consumption or contact. These products involve risks such as product contamination or spoilage, product tampering and other adulteration. We may be subject to liability if the consumption or use of our flavors and colors, or products which incorporate ingredients we manufacture, cause injury, illness or death. In addition, we or our customers may need to recall products in the event of contamination or damage.

A significant product defect, product liability judgment or product recall may negatively impact our profitability for a period of time depending on publicity, product availability, scope, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury or death could adversely affect our reputation with existing and potential customers and our corporate image.

•	Consolidation has resulted in customers with increased buying power, which can affect our profitability.

Many of our customers have consolidated in recent years and we expect the combination trend to continue. These consolidations have often produced large, sophisticated customers with increased buying power who are more capable of resisting price increases. If the larger size or greater buying power of those customers results in additional negotiating strength, the prices we are able to charge could be negatively affected and our profitability could decline.

•	Intense competition may result in reduced sales and profitability.

The industries and markets in which we operate are highly competitive. That competition can reduce both our sales and the prices at which we are able to sell our products, which can in turn negatively affect our profitability.

•	Our sales and profitability are affected by changing consumer preferences.

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies which develop and market consumer products. Sales of these flavors, fragrances, colors and inks depend in part upon our customers’ ability to identify and meet consumer preferences and their sales and marketing efforts, all of which are beyond our control. Therefore, we depend upon our customers’ ability to create markets for the consumer products which incorporate many of the flavors, fragrances, colors and inks which we manufacture.

•	If we do not maintain an appropriate cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure. We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations and information systems functions. If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease.

•	Commodity and energy price increases or material shortages may reduce our profits.

We use many different commodities as raw ingredients. We also use petroleum-based raw materials and other raw materials whose production is energy intensive. In addition, various energy sources are used in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.

Commodity and energy price increases will raise both our raw material costs and operating costs. We may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and profitability.

In addition, we obtain some of the raw materials that we use from a single supplier or a limited number of suppliers, and problems with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasional shortages. An unavailability or shortage of a raw material could negatively affect our operations using that raw material and thus our results.

•	There are many laws and regulations applicable to our industries. Compliance with those requirements is costly to us and can affect our operations. Failure to comply could also be costly and disruptive.

Our facilities and products are subject to many laws and regulations relating to the processing, packaging, storage, distribution, quality and safety of food, drugs and other consumer products. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, and other federal and state governmental agencies. We are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be costly and affect our operations. Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil remedies, fines and recalls of our products.

•	Environmental compliance may be costly to us.

Our operations are subject to extensive and increasingly stringent laws and regulations which pertain to the discharge of materials into the environment and the handling and disposition of wastes. These rules operate at both the federal and state levels in the United States, and there are analogous laws at many of our overseas locations. We are currently involved in disputes relating to compliance with environmental laws. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance and defense, interference with our operations, civil and administrative penalties and negative publicity.

•	We may not successfully complete and integrate future acquisitions, which could adversely affect our operating results.

We have acquired many companies and operations in the past and may resume growth by acquisition. Our future growth through acquisitions could involve significant risks that may have a material adverse effect on us. We may also be at risk for factors associated with acquisitions that the Company has made in the past. These risks include: inability to integrate successfully our acquired operations’ businesses and personnel; the inability to realize anticipated synergies, economies of scale or other value; difficulties coordinating management of operations at new sites; the strain placed on our personnel, systems and resources; possible loss of an acquired business’ customer base; and the loss of key employees of acquired businesses. Acquired companies may also have significant latent liabilities which may not be discovered before an acquisition or fully reflected in the price we pay.

We may also need to finance future acquisitions, and the terms of any financing, and the need to ultimately repay or refinance any indebtedness, may have negative effects on us. Acquisitions also could have a dilutive effect on our financial results. Acquisitions also generally result in goodwill, which would need to be written off against earnings in the future if it becomes impaired.

•	Operating in foreign countries exposes us to increased risks, including foreign currency risks.

We operate and sell our products in many foreign countries. The international aspects of our business subject us to risks that could materially impact our operating results, including: foreign exchange rate fluctuations; difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; and the effects of international political developments, and political and economic instability. In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes or limitations on currency or fund transfers.

•	We depend on certain key personnel, and the loss or retirement of these persons may harm our business.

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel. The competition for these individuals can be significant, and the loss of key employees could harm our business. In addition, as some of these persons approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

•	World events and natural disasters are beyond our control and could affect our results.

World events, such as the attacks of September 11, 2001 and their aftermath, the Iraq conflict and the situations in North Korea and Iran, can adversely affect national, international and local economies. Economies can also be affected by other events such as natural disasters, such as the Southeast Asian tsunami and Hurricane Katrina, or epidemics such as the avian flu. These events and conditions, which are beyond our control, could adversely affect our revenues and profitability if they affect the economy, and could particularly affect us if they occur in locations in which we or our customers have significant operations.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES

California
Escondido	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D and sales/food colors

New Jersey
South Plainfield (2) **	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL

Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors
Sydney*	Asia Pacific	Sales/food colors and flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production and sales/food colors
São Paulo*	Flavors & Fragrances	Production and sales/flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors
Rexdale, Ontario *	Flavors & Fragrances	Production/ingredients and flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	Flavors & Fragrances	Sales/colors and flavors
Guangzhou*	Flavors & Fragrances	Production, R&D and sales/flavors and food and pharmaceutical colors
Hong Kong*	Flavors & Fragrances	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	Flavors & Fragrances	R&D and sales/colors and flavors

Czech Republic
Prague*	Color	Sales/food colors

England
Kings Lynn *	Color	Production/food colors and dyes
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

INTERNATIONAL (Continued)

Germany
Bremen *	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia	Color	Production and sales/natural colors

Japan
Osaka*	Flavors & Fragrances	Sales/flavors and colors
Hitachi	Flavors & Fragrances	Production/flavors and colors
Tokyo*	Flavors & Fragrances	R&D and sales/flavors and colors

Korea
Seoul*	Flavors & Fragrances	Sales/flavors, colors and display-imaging chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

The Netherlands
Amersfoort*	Color	Sales/food colors
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors

INTERNATIONAL (Continued)

Romania
Morazia*	Color	Sales/food colors

Serbia
Zenta	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production and sales/food colors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/ technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.

*	Indicates one leased property at the location.

**	Indicates two leased properties at the location.

Item 3.	Legal Proceedings

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

On June 30, 2005, the EPA issued a second NOV to Lasaffre and Sensient which alleged that certain operational changes were made during Sensient’s ownership of the Milwaukee facility without complying with new-source review procedures and without the required air pollution control permit. While the Company’s evaluation is continuing, there appear to be significant legal defenses available to the Company in connection with the alleged violations.

The Company has met with the EPA in an attempt to resolve the NOVs. In September 2005, as follow-up to one of those meetings, the Company submitted information to refute the allegations of the June 30, 2005 NOV and requested that the NOV be withdrawn. The Company is awaiting the EPA’s response to that submission.

In connection with the sale of Red Star Yeast, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 12 to the Company’s consolidated financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. In December 2005, Lesaffre closed the Milwaukee plant. The Company informed the EPA of this development.

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

Remmes v. Sensient Flavors Inc. et al.

In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, sold butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit was removed to Federal District Court for the Northern District of Iowa, Western Division. The Company believes that plaintiff’s claims are without merit and is vigorously defending this case. A trial date has been set in March 2007. One of the Company’s insurers has acknowledged coverage and is paying defense costs since the deductible has been exceeded.

Fults et al. v. Sensient Flavors Inc. et al.

In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. At present, it is unclear whether and to what extent the Company ever sold butter flavoring products to this facility. The Company intends to file a motion to dismiss and will vigorously defend its interests in this case. A trial date has been set in this matter for May 2007.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company and certain other flavor manufacturers were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this Complaint are virtually identical to those contained in the Remmes Complaint. Plaintiffs’ counsel moved to consolidate the Kuiper case with the Remmes case for discovery purposes; the Court denied the motion on procedural grounds. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial date has not yet been set in this matter.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2006 are as follows:

Name	Age	Position
Kenneth P. Manning	64	Chairman, President and Chief Executive Officer
Richard Carney	55	Vice President - Administration
John F. Collopy	36	Assistant Treasurer
John L. Hammond	59	Vice President, Secretary and General Counsel
Richard F. Hobbs	58	Vice President, Chief Financial Officer and Treasurer
Richard J. Malin	39	Assistant Controller
Peter G. Bradley	46	President - Color Group
Ralph G. Pickles	59	President - Flavors & Fragrances Group
Stephen J. Rolfs	41	Vice President, Controller and Chief Accounting Officer
Dr. Ho-Seung Yang	58	Vice President - Marketing & Technology

The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Carney has held his present office since 2002 and previously served as Vice President-Human Resources (1993-2002). Mr. Collopy has held his present office since February 2006 and previously served as Director, Treasury Operations (2004-2006) and Manager, Corporate Development (1999-2004). Mr. Malin has held his present office since April 2005 and previously served as Assistant Treasurer (2001-2005), Controller (2001) and Controller of Sensient Dehydrated Flavors Company (2000-2001). Mr. Bradley has held his present office since July 2005 and previously served as President-Asia Pacific Group (2004-2005) and General Manager-Food Colors UK (2003-2004). Mr. Pickles has held his present office since 2003 and previously served as President-Asia Pacific Group (2000-2003) and Managing Director, Color-Europe (1995-2000). Dr. Yang has held his present office since 2003 and previously served as Vice President-Technologies (1998-2003).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2004 and 2005 appearing under “Common Stock Prices and Dividends” on page 45 of the 2005 Annual Report to Shareholders are incorporated by reference. In 2005, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of March 8, 2006, 1,965,890 shares had been repurchased under the latter authorization.

The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2005.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the recent plans or programs*
October 1 to 31, 2005	282,200	$17.6206	282,200	4,015,400
November 1 to 30, 2005	250,400	$17.8307	250,400	3,765,000
December 1 to 31, 2005	529,941	$17.8901	529,941	3,235,059

Total	1,062,541	$17.8045	1,062,541

*	At period end.

The number of shareholders of record on March 8, 2006 was 3,652.

Information regarding the Company’s equity compensation plans appears in Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 46 and 47 of the 2005 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Analysis of Operations and Financial Condition” on pages 15 through 24 of the 2005 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 22 and 23 of the 2005 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 25 through 42 and page 45 of the 2005 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is set forth under “Change in Independent Registered Public Accounting Firm” on page 45 of the 2005 Annual Report to Shareholders and is incorporated by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer, and its Vice President, Chief Financial Officer and Treasurer, of the effectiveness, as of December 31, 2005, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer, and its Vice President, Chief Financial Officer and Treasurer have concluded that the disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s report on internal control over financial reporting, which appears on page 43 of the 2005 Annual Report to Shareholders, is incorporated by reference.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. The attestation report on internal control over financial reporting, set forth on page 44 of the 2005 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and officers appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages two through eight and page 21, respectively, of the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2006 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation

Information relating to compensation of directors and officers is incorporated by reference from “Director Compensation and Benefits” on page eight of the Proxy Statement and “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements and Other Arrangements” on pages 16 through 20 of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the third paragraph under the heading “Committees of the Board of Directors” on page five of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” on pages 11 and 12 of the Proxy Statement is incorporated by reference. The discussion appearing under “Equity Compensation Plan Information” on page 18 of the Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2005 through December 31, 2005, or in any such proposed transaction. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” on pages eight through ten of the Proxy Statement is incorporated by reference.

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

List of Financial Statements and Financial Statement Schedules

Page Reference in 2005 Annual Report To Shareholders
1. Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2005:

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets - December 31, 2005 and 2004	26

Consolidated Statements of Earnings - Years ended December 31, 2005, 2004 and 2003	25

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2005, 2004 and 2003	28-29

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003	27

Notes to Consolidated Financial Statements	30-42

Page Reference in Form 10-K
2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	21

Schedule II - Valuation and Qualifying Accounts and Reserves	21

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 17, 2006. Such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, that consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February	17, 2006

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2005, 2004, 2003

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2003 Allowance for losses: Trade accounts receivable	$4,885	$2,044	$131	$2,217	$4,843
2004 Allowance for losses: Trade accounts receivable	$4,843	$4,773	$0	$2,987	$6,629
2005 Allowance for losses: Trade accounts receivable	$6,629	$2,465	$0	$1,767	$7,327

(A)	Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Vice President, Secretary & General Counsel

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 15, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ Fergus M. Clydesdale
Kenneth P. Manning Chairman of the Board, President and Chief Executive Officer	Fergus M. Clydesdale Director

/s/ Richard F. Hobbs	/s/ James A.D. Croft
Richard F. Hobbs Vice President, Chief Financial Officer and Treasurer	James A.D. Croft Director

/s/ Stephen J. Rolfs	/s/ William V. Hickey
Stephen J. Rolfs Vice President, Controller and Chief Accounting Officer	William V. Hickey Director

/s/ Michael E. Batten	/s/ Peter M. Salmon
Michael E. Batten Director	Peter M. Salmon Director

/s/ John F. Bergstrom	/s/ Essie Whitelaw
John F. Bergstrom Director	Essie Whitelaw Director

/s/ Hank Brown
Hank Brown Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of April 21, 2005	Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2(a)	Amendment to Section 3.2(a) of the By-Laws of Sensient Technologies Corporation, effective April 27, 2006	Exhibit 3.1(ii) to Current Report on Form 8-K dated February 14, 2006 (Commission File No. 1-7626)

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(2)	Executive Employment Contract between Registrant and Kenneth P. Manning dated December 1, 2005	Exhibit 10.2 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amendment No. 1 to Executive Change in Control Agreement, dated October 14, 2004	Exhibit 10.3 to Current Report on Form 8-K dated October 14, 2004 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendment No. 2 to Executive Change in Control Agreement, dated December 1, 2005	Exhibit 10.5 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1990 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(d) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1990 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(d)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(g)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(h)(1)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(i)	Amended and Restated Directors Deferred Compensation Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(i)(1)	Amendment No. 1 to the Directors Deferred Compensation Plan dated December 12, 2000	Exhibit 10.1(h)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 2 to the Directors Deferred Compensation Plan, dated July 17, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Management Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(k)	Amended and Restated Executive Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(m)	Trust Agreement, including Changes upon Appointment of Successor Trustee dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No- 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(o)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(p)	Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers dated as of February 12, 2004	Appendix D to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(q)	Form of Management Incentive Plan for Group and Division Presidents	Exhibit 10.2 (s) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(q)(1)	Amendment No. 1 to the Management Incentive Plan for Group and Division Presidents dated December 12, 2000	Exhibit 10.1(p)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(r)	Form of Management Incentive Plan for Corporate Management	Exhibit 10.2(t) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(r)(1)	Amendment No. 1 to Management Incentive Plan for Corporate Management dated December 12, 2000	Exhibit 10.1(q)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(s)	Form of Management Incentive Plan for Group and Division Management	Exhibit 10.2(u) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(s)(1)	Amendment No. 1 to Management Incentive Plan for Group and Division Management dated December 12, 2000	Exhibit 10.1(r)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A)	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(t)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan A dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(t)(2)	Amendment No. 2 to Supplemental Executive Retirement Plan A dated December 1, 2005	Exhibit 10.3 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(u)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B)	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(u)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan B dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(u)(2)	Amendment No. 2 to Supplemental Executive Retirement Plan B dated December 1, 2005	Exhibit 10.4 to current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(v)	Universal Foods Corporation Supplemental Benefit Plan, including Amendment No. 1 thereto dated September 10, 1998	Exhibit 10.2(w) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)	Amendment No. 2 to Supplemental Benefit Plan dated December 12, 2000	Exhibit 10.1(u)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)	Universal Foods Corporation Transition Retirement Plan, including Amendment No. 1 thereto, dated September 10, 1998	Exhibit 10.2(x) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(w)(1)	Amendment No. 2 to the Transition Retirement Plan dated December 12, 2000	Exhibit 10.1(v)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)(2)	Amendment No. 3 to the Transition Retirement Plan dated August 16, 2002	Exhibit 10.1(w)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(w)(3)	Amendment No. 4 to the Transition Retirement Plan dated December 26, 2002	Exhibit 10.1(w)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.2(a)	Credit Agreement dated as of September 2, 2004	Exhibit 1.1 to Current Report on Form 8-K filed September 8, 2004 (Commission File No. 1-7626)

10.2(b)	First Amendment to Credit Agreement dated as of August 18, 2005	Exhibit 10.1 to Current Report of Form 8-K dated August 18, 2005 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2005		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

23	Consent of Deloitte & Touche LLP		X

31	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, pursuant to 18 United States Code § 1350		X