Form 10-Q
period 2006-03-31
SENSIENT TECHNOLOGIES CORP
filed 2006-05-09
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
     Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006

Common Stock, par value $0.10 per share	46,346,697 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Revenue	$262,924	$250,877

Cost of products sold	183,485	176,185

Selling and administrative expenses	48,664	49,814

Operating income	30,775	24,878

Interest expense	8,708	8,724

Earnings before income taxes	22,067	16,154

Income taxes	6,449	3,323

Net earnings	$15,618	$12,831

Average number of common shares outstanding:
Basic	45,805	46,735

Diluted	45,972	47,167

Earnings per common share:
Basic	$.34	$.27

Diluted	$.34	$.27

Dividends per common share	$.15	$.15

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2006	December 31,
	(Unaudited)	2005 *
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,852	$7,068
Trade accounts receivable, net	173,765	163,724
Inventories	304,827	313,513
Prepaid expenses and other current assets	36,526	36,039

TOTAL CURRENT ASSETS	517,970	520,344

OTHER ASSETS	60,754	63,384

INTANGIBLE ASSETS, NET	14,665	14,964

GOODWILL	423,113	420,201

PROPERTY, PLANT AND EQUIPMENT:
Land	34,559	33,351
Buildings	233,749	232,301
Machinery and equipment	534,032	532,852
Construction in progress	18,051	13,779

	820,391	812,283
Less accumulated depreciation	(448,744)	(437,060)

	371,647	375,223

TOTAL ASSETS	$1,388,149	$1,394,116

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$73,091	$77,080
Accrued salaries, wages and withholdings from employees	13,454	15,249
Other accrued expenses	52,370	53,432
Income taxes	18,502	21,610
Short-term borrowings	56,229	63,218
Current maturities of long-term debt	209,406	207,341

TOTAL CURRENT LIABILITIES	423,052	437,930

DEFERRED INCOME TAXES	4,815	4,881

OTHER LIABILITIES	4,280	3,974

ACCRUED EMPLOYEE AND RETIREE BENEFITS	43,038	41,980

LONG-TERM DEBT	280,726	283,123

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	66,856	71,582
Earnings reinvested in the business	745,213	736,544
Treasury stock, at cost	(155,423)	(152,727)
Nonvested stock	—	(5,965)
Accumulated other comprehensive (loss) income	(29,804)	(32,602)

TOTAL SHAREHOLDERS’ EQUITY	632,238	622,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,388,149	$1,394,116

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Net cash provided by operating activities	$20,782	$20,285

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,383)	(6,500)
Proceeds from sale of assets	64	—
Decrease in other assets	512	184

Net cash used in investing activities	(3,807)	(6,316)

Cash flows from financing activities:
Proceeds from additional borrowings	22,624	18,767
Debt and capital lease payments	(32,455)	(24,110)
Purchase of treasury stock	(4,563)	—
Dividends paid	(6,949)	(7,063)
Proceeds from options exercised	—	891

Net cash used in financing activities	(21,343)	(11,515)

Effect of exchange rate changes on cash and cash equivalents	152	(119)

Net (decrease) increase in cash and cash equivalents	(4,216)	2,335
Cash and cash equivalents at beginning of period	7,068	2,243

Cash and cash equivalents at end of period	$2,852	$4,578

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financials statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on a proportionate share of estimated annual amounts rather than as they are actually incurred.

Certain amounts as previously presented have been reclassified to conform to the current period presentation. The effect of these reclassifications is not material to the condensed financial statements.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2005, for additional details of the Company’s financial condition and a description of the Company’s accounting policies.

2.	Stock-Based Compensation

The Company has various stock option plans under which employees and directors may be granted options to purchase common stock at 100% of the market price on the day the options are granted. As of March 31, 2006, there are 1.4 million shares available to be granted as future stock options under existing stock plans. Stock options become exercisable over a three-year vesting period or upon retirement and expire 10 years from the date of grant.

Awarded shares of nonvested stock become freely transferable at the earlier of five years from the date of grant or upon retirement after the participant attains age 65. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant-date fair value. The Company elected to adopt using the modified prospective transition method which does not result in the restatement of previously issued financial statements. The provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Significant assumptions used in estimating the fair value of awards granted during the first quarter ended March 31, 2006 and 2005, are as follows:

	2006	2005
Dividend yield	3.3%	2.8%
Volatility	27.4%	29.2%
Risk-free interest rate	4.8%	4.2%
Expected term (years)	5.2	5.1
Total pre-tax stock-based compensation recognized in the Consolidated Condensed Statements of Earnings was $1.3 million and $0.4 million for the first quarter ending March 31, 2006 and March 31, 2005, respectively. Tax related benefits of $0.4 million and $0.2 million were also recognized for the first quarter of 2006 and 2005, respectively. Amounts recorded in 2005 primarily represent expenses related to nonvested stock awards because no expense was recognized for stock options. There were no option exercises during the first quarter of 2006. Cash received from the exercise of stock options was $0.9 million for the first quarter of 2005 and is reflected in cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows.
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for the period ended March 31, 2006, are $0.5 million and $0.3 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the period ended March 31, 2006, both would have been $.35, if the Company had not adopted SFAS No. 123(R).
The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the quarter ended March 31, 2005:

Three Months
Ended
(in thousands except per share information)	March 31, 2005
Net earnings, as reported	$12,831
Add: reported stock compensation expense – net of tax	242
Less: fair value stock compensation expense – net of tax	(1,588)

Pro forma net earnings	$11,485

Earnings per share:
Basic as reported	$.27

Basic pro forma	$.25

Diluted as reported	$.27

Diluted pro forma	$.24

The pro forma expense for the three months ended March 31, 2005, included $1.0 million after-tax compensation expense related to accelerated amortization for retirement eligible participants, as the Company’s stock compensation plans provide for full vesting of awards at retirement. Beginning in the first quarter of 2005, stock compensation expense for retirement eligible participants was reported in pro forma net earnings over the lesser of three years or until the participant achieves early retirement age. Previously, this expense was recognized over the vesting period, which was three years.
The following table summarizes the transactions of the stock option plans for the quarter ended
March 31, 2006:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(In thousands except exercise price and life)	Options	Price	Life	Value
Outstanding at January 1, 2006	3,231	$20.62	5.8	$376
Granted	89	19.03
Exercised	—	—
Cancelled	(109)	20.45

Outstanding at March 31, 2006	3,211	$20.58	5.8	$410

Exercisable at March 31, 2006	2,532	$20.61	4.9	$410

The aggregate intrinsic value of stock options exercised during the first quarter ended March 31, 2005, was $88,000. There were no stock options exercised during the first quarter ended March 31, 2006.

As of March 31, 2006, total remaining unearned compensation related to unvested stock options was $1.4 million, which will be amortized over the weighted-average remaining service period of 2.1 years.

The Company had 456,100 shares of nonvested stock outstanding at January 1, 2006 and March 31, 2006. The weighted-average grant-date fair value of these shares was $20.26 per share. The fair value of the nonvested shares at the date of grant is amortized over the vesting period but not exceeding age 65 of the participant. As of March 31, 2006, total remaining unearned compensation related to nonvested stock was $5.2 million, which will be amortized over the weighted-average remaining service period of 2.3 years.

SFAS No. 123(R) requires the cash flows from the excess tax benefits the Company realizes on the exercise of stock options to be presented as cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows. Previously, the entire tax benefit related to the exercise of stock options was reported as cash flows from operating activities. The prior year statement of cash flows has not been restated. The tax benefits on the exercise of stock options for the quarter ended March 31, 2005, presented as cash flows from operating activities, were not material.

3.	Segment Information

Operating results and the related assets by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2006:
Revenues from external customers	$167,483	$85,797	$9,644	$262,924
Intersegment revenues	3,031	3,359	360	6,750

Total revenue	$170,514	$89,156	$10,004	$269,674

Operating income (loss)	$22,893	$15,845	$(7,963)	$30,775
Interest expense	—	—	8,708	8,708

Earnings (loss) before income taxes	$22,893	$15,845	$(16,671)	$22,067

Three months ended March 31, 2005:
Revenues from external customers	$155,000	$85,856	$10,021	$250,877
Intersegment revenues	3,385	4,204	520	8,109

Total revenue	$158,385	$90,060	$10,541	$258,986

Operating income (loss)	$20,539	$14,764	$(10,425)	$24,878
Interest expense	—	—	8,724	8,724

Earnings (loss) before income taxes	$20,539	$14,764	$(19,149)	$16,154

4.	Inventories

At March 31, 2006 and December 31, 2005, inventories included finished and in-process products totaling $224.7 million and $234.1 million, respectively, and raw materials and supplies of $80.1 million and $79.4 million, respectively.

5.	Restructuring Charges

In the fourth quarter of 2005, the Company announced a cost reduction plan intended to improve profitability and mitigate the impact of higher costs within its businesses. The plan also addressed the need to close facilities and reduce headcount. The Company recorded restructuring and other charges of $12.8 million ($9.8 million after tax, or $0.21 per share) primarily related to the cost reduction plan. During the three months ended March 31, 2006, approximately $3.8 million of payments, primarily for severance, have been applied to the restructuring and other charges reserve. The majority of the remaining payments are anticipated to be made later in 2006.

A rollforward of the restructuring and other charges reserve is included below:

(In thousands)
December 31, 2005	$5,639
Amounts paid	(3,823)

March 31, 2006	$1,816

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Service cost	$277	$263
Interest cost	579	446
Expected return on plan assets	(199)	(83)
Amortization of prior service cost	320	320
Amortization of actuarial (gain)/loss	84	24
Settlement expense	—	15

Defined benefit expense	$1,061	$985

During the three months ended March 31, 2006, the Company made contributions to its defined benefit pension plans of $0.6 million. Total contributions to Company defined benefit pension plans are expected to be $2.2 million in 2006.

7.	Shareholders’ Equity

During the three months ended March 31, 2006, the Company repurchased 200,949 shares of common stock for an aggregate price of $3.6 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2005.

Comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31,
(In thousands)	2006	2005
Net earnings	$15,618	$12,831
Currency translation adjustments	2,930	(15,434)
Net unrealized (loss) gain on cash flow hedges	(133)	1,012

Net comprehensive income (loss)	$18,415	$(1,591)

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net earnings	$15,618	$12,831
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	10,973	11,642
Stock-based compensation	1,336	369
Changes in operating assets and liabilities	(7,145)	(4,557)

Net cash provided by operating activities	$20,782	$20,285

9.	Commitments and Contingencies

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

Environmental Matters

The Company is involved in two significant environmental cases, which are described below. The Company is also involved in other site closures and related environmental remediation and compliance activities at manufacturing sites primarily related to a 2001 acquisition for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required or necessary to prepare the sites for sale are currently being performed.

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
As of March 31, 2006, the liabilities related to environmental remediation obligations could range from $1.4 million to $15.8 million. As of March 31, 2006, the Company has accrued $2.5 million for environmental matters, of which $2.1 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities. Although costs could be significantly higher, it is the opinion of Company management that the probability that costs in excess of those accrued will have a material adverse impact on the Company’s consolidated financial statements is remote. There can be no assurance, however, that additional environmental matters will not arise in the future. The Company has not recorded any potential recoveries related to these matters, as receipts are not yet assured.
Litigation
There are three significant commercial cases pending against the Company, which are disclosed below.
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
OVERVIEW
Revenue for the quarter ended March 31, 2006, increased 4.8% to $262.9 million from $250.9 million for the comparable quarter in 2005. Revenue for the Flavors & Fragrances segment increased 7.7% for the quarter ended March 31, 2006, over the comparable period last year. Revenue for the Color segment decreased 1.0% for the quarter ended March 31, 2006, over the comparable period last year. Revenue for Asia Pacific decreased 5.1% for the quarter. Additional information on group results can be found in the Segment Information section.
The gross profit margin increased 40 basis points to 30.2% for the first quarter of 2006 from 29.8% for the comparable period in 2005. Improved pricing and product mix increased gross profit margin by approximately 240 basis points. These increases were partially offset by higher raw material and energy costs.
Selling and administrative expenses as a percent of revenue were 18.5% for the three months ended March 31, 2006, versus 19.9% for the 2005 comparable period. The first quarter of 2005 included a $4.5 million expense related to an arbitration order in the matter of Kraft Foods North America, Inc. v. Sensient Colors Inc. This reduction was partially offset by an increase in accruals for performance-based incentives and stock-based compensation. The Company adopted SFAS No. 123(R) in the first quarter of 2006 which resulted in additional expense of approximately $0.5 million.
Operating income for the quarter ended March 31, 2006, was $30.8 million compared to $24.9 million for the comparable period in 2005. The improvement was due to the revenue, margin and expense changes discussed above.
Unfavorable foreign exchange rates decreased revenue and operating income by approximately 1.9% and 0.6%, respectively, for the three months ended March 31, 2006, over the comparable period in the prior year.
Interest expense was $8.7 million for the quarters ended March 31, 2006 and 2005. A reduction in interest expense due to lower average debt balances was offset by higher average rates.
The effective income tax rate was 29.2% and 20.6% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the three months ended March 31, 2006, was reduced by the settlement of prior years’ tax liabilities. The effective tax rate for the three months ended March 31, 2005, was reduced by the revaluation of deferred tax liabilities in connection with a rate reduction in a foreign country and finalization of prior year income tax returns. The effective tax rate is expected to be approximately 31% for the remainder of 2006, prior to the recording of any discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment increased 7.7% to $170.5 million for the quarter ended March 31, 2006, compared to $158.4 million for the same period last year. The increase in revenue is primarily due to higher sales of dehydrated flavors ($7.5 million), traditional flavors in North America ($3.8 million) and fragrances ($2.0 million). These items were partially offset by the impact of unfavorable exchange rates ($2.7 million).
Operating income in the quarter ended March 31, 2006, increased 11.5% to $22.9 million from $20.5 million last year. The increase in operating income is primarily due to higher profit in dehydrated flavors ($1.6 million), traditional flavors in North America ($0.5 million) and the impact of exchange rates ($0.3 million). Higher profit in dehydrated flavors was primarily due to improved pricing partially offset by higher raw material and energy costs. The increase in profit for traditional flavors in North America primarily related to higher sales and favorable product mix. Operating income as a percent of revenue was 13.4%, an increase of 40 basis points from the comparable quarter last year.

Color –
For the three months ended March 31, 2006, revenue for the Color segment was $89.2 million compared to $90.1 million in the prior year. The decrease primarily resulted from the impact of unfavorable foreign exchange rates ($2.1 million) and lower sales of technical colors ($1.2 million) partially offset by increased sales of cosmetic colors ($1.7 million) and food and beverage colors in Europe ($1.0 million). The decrease in sales of technical colors primarily related to lower demand for aftermarket inks and paper dyes.
Operating income for the quarter ended March 31, 2006, was $15.8 million, an increase of 7.3% from $14.8 million in the comparable period last year. The increase was primarily attributable to higher profit related to sales of food and beverage colors ($1.5 million) and cosmetic colors ($1.0 million) partially offset by lower profits from sales of technical colors ($1.1 million) and the impact of unfavorable exchange rates ($0.4 million). The improved profit in the food and beverage business relates to benefits from the 2005 restructuring program, favorable volume and favorable product mix. The improved profit in the cosmetic colors business was primarily attributable to higher volume. The lower profit in the technical colors business was primarily due to lower volume. Operating income as a percent of revenue was 17.8%, an increase of 140 basis points from the comparable quarter last year, primarily due to the reasons provided above.
FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 46.4% as of March 31, 2006, from 47.1% as of December 31, 2005. The improvement resulted primarily from a $7.3 million reduction in debt levels since December 31, 2005.
Net cash provided by operating activities was $20.8 million for the quarter ended March 31, 2006, compared to $20.3 million for the quarter ended March 31, 2005. The increase in earnings was offset by an unfavorable comparison on the changes in working capital.
Net cash used in investing activities was $3.8 million for the three months ended March 31, 2006, compared to $6.3 million in the comparable period last year. Capital expenditures were $4.4 million and $6.5 million in the first quarters of 2006 and 2005, respectively.
Net cash used in financing activities was $21.3 million for the quarter ended March 31, 2006, compared to $11.5 million in the comparable period last year. During the first quarters of 2006 and 2005, net cash provided by operating activities was sufficient to fund capital expenditures, pay dividends, purchase treasury shares and reduce borrowings. Net repayments of debt were $9.8 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively. Dividends of $6.9 million and $7.1 million were paid during the quarters ended March 31, 2006 and 2005, respectively.
The Company purchased 200,949 shares of Company stock during the three months ended March 31, 2006, at a total cost of $3.6 million. The Company did not purchase any shares of Company stock during the three months ended March 31, 2005. In 2001, the Company approved a share repurchase program under which it is authorized to repurchase up to 5.0 million             shares of Company stock. As of March 31, 2006, 3.0 million shares were available under this authorization. The Company’s share repurchase program has no expiration date.
The Company believes that its financial position remains strong, enabling it to meet cash requirements for operations, capital expenditure programs and dividend payments to shareholders. The Company intends to fund working capital requirements, principal and interest payments, acquisitions (if any) and other liabilities with cash provided by operations, to the extent available, and short-term and long-term borrowings under new and existing credit facilities. The Company intends to finance current maturities of long-term debt of $209.4 million by using existing bank facilities and by utilizing new sources of financing with banks and other financial institutions. However, the Company cannot assure that new sources of financing will be available or that the terms of any such financing will be attractive to the Company.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2006. For additional information about contractual obligations, refer to page 23 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2006. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the quarter ended March 31, 2006. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer, of the effectiveness, as of the end of the period covered by this report, of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President, Chief Financial Officer and Treasurer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2006, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry acceptance of price increases; currency exchange rate fluctuations; results of litigation or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
In connection with the sale of Red Star Yeast, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 9 to the Company’s consolidated condensed financial statements. The Company has not received a claim for indemnity from Lesaffre with respect to this matter. In December 2005, Lesaffre closed the Milwaukee plant. The Company informed the EPA of this development.
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

ITEM 1A.	RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the specified information about the repurchases of shares by the Company during the first quarter of 2006.

				Maximum number
			Total number of	of shares that
	Total		shares purchased	may be
	number of	Average	as part of publicly	purchased under
	shares	price paid	announced plans	the recent plans
Period	purchased	per share	or programs	or programs*
January 1 to 31, 2006	15,600	$18.5365	15,600	3,219,459
February 1 to 28, 2006	185,349	18.1286	185,349	3,034,110
March 1 to 31, 2006	—	—	—	3,034,110

Total	200,949	$18.1603	200,949

*	At period end.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2006 Annual Meeting of Shareholders, held on April 27, 2006, the following actions were taken:
•	The following Directors were each elected for a one-year term of office:

	Votes For	Votes Withheld
Hank Brown	41,240,383	1,679,495
Dr. Fergus M. Clydesdale	39,300,453	3,619,425
James A.D. Croft	38,717,339	4,202,540
William V. Hickey	37,588,148	5,331,731
Kenneth P. Manning	40,405,192	2,514,687
Peter M. Salmon	41,365,016	1,554,863
Dr. Elaine R. Wedral	41,362,928	1,556,950
Essie Whitelaw	39,153,302	3,766,576
In accordance with an amendment to the Company’s bylaws adopted at the 2005 Annual Meeting of Shareholders, the Company’s Board of Directors is no longer classified and directors are elected for one-year terms of office.

Pursuant to the terms of the Company’s Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.

•	The shareholders approved a proposal by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2006. The shareholders cast 42,197,727 votes in favor of this proposal, 559,775 votes against, and there were 162,376 votes to abstain.

ITEM 6.	EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: May 9, 2006	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: May 9, 2006	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President,
Chief Financial Officer & Treasurer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation effective as of April 27, 2006		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to 18 United States Code § 1350		X