Form 10-Q
period 2006-06-30
SENSIENT TECHNOLOGIES CORP
filed 2006-08-04
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Registrant’s telephone number, including area code: (414) 271-6755
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑       No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, par value $0.10 per share	46,365,845 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue	$282,212	$263,750	$545,136	$514,627
Cost of products sold	196,711	184,222	380,196	360,407
Selling and administrative expenses	50,373	48,922	99,037	98,736

Operating income	35,128	30,606	65,903	55,484
Interest expense	8,980	8,902	17,688	17,626

Earnings before income taxes	26,148	21,704	48,215	37,858
Income taxes	7,685	5,841	14,134	9,164

Net earnings	$18,463	$15,863	$34,081	$28,694

Average number of common shares outstanding:
Basic	45,853	46,855	45,829	46,795

Diluted	46,114	47,181	46,043	47,174

Earnings per common share:
Basic	$.40	$.34	$.74	$.61

Diluted	$.40	$.34	$.74	$.61

Dividends per common share	$.15	$.15	$.30	$.30

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2006	December 31,
	(Unaudited)	2005 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,039	$7,068
Trade accounts receivable, net	182,941	163,724
Inventories	308,322	313,513
Prepaid expenses and other current assets	36,400	36,039

TOTAL CURRENT ASSETS	532,702	520,344

OTHER ASSETS	59,139	63,384
INTANGIBLE ASSETS, NET	14,804	14,964
GOODWILL	433,776	420,201
PROPERTY, PLANT AND EQUIPMENT:
Land	35,410	33,351
Buildings	235,048	232,301
Machinery and equipment	542,460	532,852
Construction in progress	28,088	13,779

	841,006	812,283
Less accumulated depreciation	(461,658)	(437,060)

	379,348	375,223

TOTAL ASSETS	$1,419,769	$1,394,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$76,423	$77,080
Accrued salaries, wages and withholdings from employees	16,364	15,249
Other accrued expenses	45,858	53,432
Income taxes	19,032	21,610
Short-term borrowings	50,577	63,218
Current maturities of long-term debt	64,202	207,341

TOTAL CURRENT LIABILITIES	272,456	437,930

DEFERRED INCOME TAXES	4,055	4,881
OTHER LIABILITIES	4,262	3,974
ACCRUED EMPLOYEE AND RETIREE BENEFITS	44,920	41,980
LONG-TERM DEBT	433,854	283,123
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	67,241	71,582
Earnings reinvested in the business	756,723	736,544
Treasury stock, at cost	(151,960)	(152,727)
Nonvested stock	—	(5,965)
Accumulated other comprehensive loss	(17,178)	(32,602)

TOTAL SHAREHOLDERS’ EQUITY	660,222	622,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,419,769	$1,394,116

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
Net cash provided by operating activities	$43,635	$59,177

Cash flows from investing activities:
Acquisition of property, plant and equipment	(17,805)	(14,125)
Proceeds from sale of fixed assets and investments	3,150	—
Decrease in other assets	1,074	223

Net cash used in investing activities	(13,581)	(13,902)

Cash flows from financing activities:
Proceeds from additional borrowings	23,400	30,110
Debt and capital lease payments	(39,744)	(62,734)
Purchase of treasury stock	(4,563)	—
Dividends paid	(13,902)	(14,150)
Proceeds from options exercised	2,868	3,555

Net cash used in financing activities	(31,941)	(43,219)

Effect of exchange rate changes on cash and cash equivalents	(142)	(623)

Net (decrease) increase in cash and cash equivalents	(2,029)	1,433
Cash and cash equivalents at beginning of period	7,068	2,243

Cash and cash equivalents at end of period	$5,039	$3,676

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts as previously presented have been reclassified to conform to the current period presentation. The effect of these reclassifications is not material to the consolidated condensed financial statements.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2005, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the item discussed in Note 2.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard will be effective for the Company in the first quarter of 2007. The impact of FIN 48 on the Company’s financial results is currently being evaluated.

2.	Stock-Based Compensation

The Company has various stock option plans under which employees and directors may be granted options to purchase common stock at 100% of the market price on the day the options are granted. As of June 30, 2006, there are 1.4 million shares available to be granted as future stock options under existing stock plans. Stock options become exercisable over a three-year vesting period or upon retirement and expire 10 years from the date of grant.

The Company’s stock option plans also provide for the awarding of nonvested stock. Awarded shares of nonvested stock become freely transferable at the earlier of five years from the date of grant or upon retirement after the participant attains age 65. During the period of restriction, the holder of nonvested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the first six months of 2006 and 2005 had weighted-average fair values of $4.50 and $5.59, respectively. Significant assumptions used in estimating the fair value of awards granted during the six months ended
June 30, 2006 and 2005, are as follows:

	2006	2005
Dividend yield	3.3%	2.8%
Volatility	27.3%	29.1%
Risk-free interest rate	4.9%	4.1%
Expected term (years)	5.3	5.1
Total pre-tax stock-based compensation recognized in the Consolidated Condensed Statements of Earnings was $1.0 million and $0.5 million for the quarter ending June 30, 2006 and 2005, respectively. Tax related benefits of $0.3 million and $0.2 million were also recognized for the quarter ended June 30, 2006 and 2005, respectively. Total pre-tax stock-based compensation recognized in the Consolidated Condensed Statements of Earnings was $2.3 million and $0.9 million for the six months ending June 30, 2006 and 2005, respectively. Tax related benefits of $0.8 million and $0.4 million were also recognized for the six months ended June 30, 2006 and 2005, respectively. Amounts recorded in 2005 primarily represent expenses related to nonvested stock awards because no expense was recognized for stock options. Cash received from the exercise of stock options was $2.9 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively, and is reflected in cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for the quarter ended June 30, 2006, are $0.2 million and $0.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic earnings per share for the quarter ended June 30, 2006, are $.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25. There is no impact on diluted earnings per share. For the six months ended June 30, 2006, earnings before income taxes and net earnings were $0.7 million and $0.6 million, respectively, lower as a result of adopting SFAS No. 123(R). Basic and diluted earnings per share for the six months ended June 30, 2006, are $.02 and $.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
(in thousands except per share information)	June 30, 2005	June 30, 2005
Net earnings, as reported	$15,863	$28,694
Add: reported stock compensation expense – net of tax	326	568
Less: fair value of stock compensation expense – net of tax	(820)	(2,408)

Pro forma net earnings	$15,369	$26,854

Earnings per share:
Basic as reported	$0.34	$0.61

Basic pro forma	$0.33	$0.57

Diluted as reported	$0.34	$0.61

Diluted pro forma	$0.33	$0.57

The pro forma expense for the six months ended June 30, 2005, included $1.0 million after-tax compensation expense related to accelerated amortization for retirement eligible participants, as the Company’s stock compensation plans provide for full vesting of awards at retirement. Beginning in the first quarter of 2005, stock compensation expense for retirement eligible participants was reported in pro forma net earnings over the lesser of three years or until the participant achieves early retirement age. Previously, this expense was recognized over the vesting period, which was three years.

The following table summarizes the transactions involving the stock option plans for the six months ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(In thousands except exercise price and life)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2006	3,231	$20.62	5.8	$376
Granted	103	19.20
Exercised	(173)	15.94
Cancelled	(125)	20.46

Outstanding at June 30, 2006	3,036	$20.85	5.8	$2,631

Exercisable at June 30, 2006	2,359	$20.96	5.0	$1,836

The aggregate intrinsic values of stock options exercised during the six months ended June 30, 2006 and 2005, were $756,000 and $536,000, respectively.

As of June 30, 2006, total remaining unearned compensation, net of expected forfeitures, related to unvested stock options was $1.1 million, which will be amortized over the weighted-average remaining service period of 1.9 years.

The following table summarizes the nonvested stock activity for the six months ended June 30, 2006:

		Weighted-	Aggregate
		Average	Intrinsic
(In thousands except exercise price)	Shares	Fair Value	Value
Outstanding at January 1, 2006	456	$20.26	$8,164
Granted	6	20.25
Vested	(6)	20.64

Outstanding at June 30, 2006	456	$20.25	$9,531

The fair value of the nonvested shares at the date of grant is amortized over the vesting period but not exceeding age 65 of the participant. As of June 30, 2006, total remaining unearned compensation related to nonvested stock was $4.5 million, which will be amortized over the weighted-average remaining service period of 2.9 years.

SFAS No. 123(R) requires the cash flows from the excess tax benefits the Company realizes on the exercise of stock options to be presented as cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows. Previously, the entire tax benefit related to the exercise of stock options was reported as cash flows from operating activities. The prior year statement of cash flows has not been restated. The tax benefits on the exercise of stock options for the quarter and six months ended June 30, 2005, presented as cash flows from operating activities, were not material.

3.	Segment Information

Operating results and the related assets by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended June 30, 2006:
Revenue from external customers	$184,894	$87,454	$9,864	$282,212
Intersegment revenue	3,405	3,072	358	6,835

Total revenue	$188,299	$90,526	$10,222	$289,047

Operating income (loss)	$27,120	$15,836	$(7,828)	$35,128
Interest expense	—	—	8,980	8,980

Earnings (loss) before income taxes	$27,120	$15,836	$(16,808)	$26,148

Three months ended June 30, 2005:
Revenue from external customers	$169,436	$85,876	$8,438	$263,750
Intersegment revenue	3,072	3,238	1,383	7,693

Total revenue	$172,508	$89,114	$9,821	$271,443

Operating income (loss)	$22,782	$14,692	$(6,868)	$30,606
Interest expense	—	—	8,902	8,902

Earnings (loss) before income taxes	$22,782	$14,692	$(15,770)	$21,704

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Six months ended June 30, 2006:
Revenue from external customers	$352,377	$173,251	$19,508	$545,136
Intersegment revenue	6,436	6,431	718	13,585

Total revenue	$358,813	$179,682	$20,226	$558,721

Operating income (loss)	$50,013	$31,681	$(15,791)	$65,903
Interest expense	—	—	17,688	17,688

Earnings (loss) before income taxes	$50,013	$31,681	$(33,479)	$48,215

Six months ended June 30, 2005:
Revenue from external customers	$324,436	$171,732	$18,459	$514,627
Intersegment revenue	6,457	7,442	1,903	15,802

Total revenue	$330,893	$179,174	$20,362	$530,429

Operating income (loss)	$43,321	$29,456	$(17,293)	$55,484
Interest expense	—	—	17,626	17,626

Earnings (loss) before income taxes	$43,321	$29,456	$(34,919)	$37,858

4.	Inventories

At June 30, 2006 and December 31, 2005, inventories included finished and in-process products totaling $227.0 million and $234.1 million, respectively, and raw materials and supplies of $81.3 million and $79.4 million, respectively.

5.	Debt

On June 27, 2006, the Company entered into an agreement with a group of investors for the issuance of the U.S. dollar equivalent of approximately $152 million in senior notes denominated in both U.S. dollars and in Euros. The majority of the notes bear interest at fixed rates ranging from 5.78% to 5.85% for the Euro-denominated notes and 7.17% to 7.31% for the U.S.-dollar denominated notes. Approximately $103 million of the notes are due in 2011 and the remainder in 2013. Proceeds from the issuance, which will be received by the Company on November 28, 2006, will be used to refinance maturing debt. Accordingly, the maturing debt has been classified as long-term in the consolidated condensed balance sheet.

6.	Minority Interest Investment

In the second quarter of 2006, the Company sold its minority interest in a non-core investment to the majority shareholder, resulting in a pretax gain of approximately $1.2 million ($0.7 million after tax, or $.01 per share). The gain is recorded as a reduction of selling and administrative expenses in the Corporate and Other segment.

7.	Restructuring Charges

In the fourth quarter of 2005, the Company announced a cost reduction plan intended to improve profitability and mitigate the impact of higher costs within its businesses. The plan also addressed the need to close facilities and reduce headcount. The Company recorded restructuring and other charges of $12.8 million ($9.8 million after tax, or $0.21 per share) in the fourth quarter of 2005 primarily related to the cost reduction plan. During the six months ended June 30, 2006, approximately $4.7 million of payments, primarily for severance, have been applied to the restructuring and other charges reserve. The majority of the remaining payments are anticipated to be made later in 2006.

A rollforward of the restructuring and other charges reserve is included below:

(In thousands)
December 31, 2005	$5,639
Amounts paid	(4,540)

June 30, 2006	$1,099

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Service cost	$277	$263	$553	$525
Interest cost	579	446	1,159	892
Expected return on plan assets	(199)	(83)	(397)	(167)
Amortization of prior service cost	647	320	968	641
Amortization of actuarial loss	84	29	167	60
Settlement expense	—	9	—	18

Defined benefit expense	$1,388	$984	$2,450	$1,969

During the three and six months ended June 30, 2006, the Company made contributions to its defined benefit pension plans of $0.8 million and $1.2 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $2.2 million in 2006.

9.	Shareholders’ Equity

Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net earnings	$18,463	$15,863	$34,081	$28,694
Currency translation adjustments	12,539	(15,147)	15,470	(30,582)
Net unrealized gain (loss) on cash flow hedges	87	82	(46)	1,094

Net comprehensive income (loss)	$31,089	$798	$49,505	$(794)

10.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Six Months Ended June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net earnings	$34,081	$28,694
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	21,850	23,009
Stock-based compensation	2,316	870
Gain on sale of fixed assets and investments	(1,508)	—
Changes in operating assets and liabilities	(13,104)	6,604

Net cash provided by operating activities	$43,635	$59,177

11.	Commitments and Contingencies

Guarantees

In connection with the sale of substantially all of the Company’s Yeast business on February 23, 2001, the Company provided the buyer with indemnification against certain potential liabilities as is customary in transactions of this nature. The period provided for indemnification against most types of claims has now expired, but for specific types of claims, including but not limited to tax and environmental liabilities, the amount of time provided for indemnification is the applicable statute of limitations. The maximum amount of the Company’s liability related to certain of these provisions is capped at approximately 35% of the consideration received in the transaction. Liability related to certain matters, including claims relating to pre-closing environmental liabilities, is not capped. In cases where the Company believes it is probable that payments will be required under these provisions and the amounts can be estimated, the Company has recognized a liability.

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
On June 30, 2005, the EPA issued a second NOV to Lasaffre and Sensient which alleged that certain operational changes were made during Sensient’s ownership of the Milwaukee facility without complying with new-source review procedures and without the required air pollution control permit. The Company has raised significant legal defenses in response to the June 2005 NOV.

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

As of June 30, 2006, the liabilities related to environmental remediation obligations could range from $1.4 million to $15.9 million. As of June 30, 2006, the Company has accrued $2.6 million for environmental matters, of which $2.0 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities. Although costs could be significantly higher, it is the opinion of Company management that the probability that costs in excess of those accrued will have a material adverse impact on the Company’s consolidated financial statements is remote. There can be no assurance, however, that additional environmental matters will not arise in the future. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owners of Pleasant Gardens, an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for alleged contamination of Plaintiff’s property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. This area of Camden is now being redeveloped by a public agency, and any reduction in Pleasant Gardens’ sale or condemnation value due to the contamination may become a part of the damages claimed by plaintiff.

Litigation

There are three significant commercial cases pending against the Company, which are disclosed below.
Remmes v. Sensient Flavors Inc. et al.

In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, sold butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit was removed to Federal District Court for the Northern District of Iowa, Western Division. The plaintiff subsequently filed an Amended Complaint adding a flavor industry trade association and its management company as defendants. The Company believes that plaintiff’s claims are without merit and is vigorously defending this case. A trial date has been set in December of 2006. One of the Company’s insurers has acknowledged coverage and is paying defense costs since the deductible has been exceeded.
Fults et al. v. Sensient Flavors Inc. et al.

In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. At present, it does not appear that the Company ever sold butter flavoring products to this facility. The Company intends to file a motion to dismiss and will vigorously defend its interests in this case. A trial date has been set in this matter for May 2007. However, a motion for change of venue is currently pending and its disposition will likely cause the current scheduling order in the case to be amended.
Kuiper et al. v. Sensient Flavors Inc. et al

In late January 2006, the Company, certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this Complaint are virtually identical to those contained in the Remmes Complaint. Plaintiffs’ counsel moved to consolidate the Kuiper case with the Remmes case for discovery purposes; the Court denied the motion on procedural grounds. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.

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

OVERVIEW

Revenue for the quarter ended June 30, 2006, was $282.2 million, an increase of 7.0% from $263.8 million recorded in the comparable quarter in 2005. For the six months ended June 30, 2006, revenue was $545.1 million, an increase of 5.9% from the comparable period in 2005. Revenue for the Flavors & Fragrances segment increased by 9.2% for the quarter and by 8.4% for the six months ended June 30, 2006, over the comparable periods last year. Revenue for the Color segment increased by 1.6% for the quarter and by 0.3% for the six months ended June 30, 2006, over the comparable periods last year. Revenue for Asia Pacific increased by 4.1% for the quarter and decreased by 0.7% for the six months ended June 30, 2006, over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

The gross profit margin was 30.3% and 30.2% for the three months ended June 30, 2006 and 2005, respectively. Increased volumes and higher selling prices, especially in North America Flavors, more than offset the impact of higher raw material and energy costs. For the six months ended June 30, 2006 and 2005, the gross profit margin was 30.3% and 30.0%, respectively, and was impacted by the same items described for the quarter.

Selling and administrative expenses as a percent of revenue were 17.8% and 18.5% for the three months ended June 30, 2006 and 2005, respectively. The reduction was due to benefits from the 2005 cost reduction program and the gain on the sale of a non-core minority interest investment partially offset by higher benefit costs including an increase in expense for performance-based incentives and stock-based compensation. For the six months ended June 30, 2006 and 2005, selling and administrative expenses as a percent of revenue were 18.2% and 19.2%, respectively. In addition to the items in the second quarter of 2006 noted above, the first quarter of 2005 included a $4.5 million expense related to an arbitration order.

Operating income for the three months ended June 30, 2006, was $35.1 million, compared to $30.6 million for the second quarter of 2005. Operating income for the six months ended June 30, 2006, was $65.9 million compared to $55.5 million for the six months ended June 30, 2005. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.

Favorable foreign exchange rates increased revenue and operating profit by 0.6% and 2.1%, respectively, for the three months ended June 30, 2006. For the six months ended June 30, 2006, foreign exchange rates decreased revenue by 0.6% but increased operating income by 0.8% over the comparable period last year.

Interest expense for the three months ended June 30, 2006, was $9.0 million, an increase of 0.9% over the prior year’s quarter. Interest expense for the six months ended June 30, 2006, was $17.7 million compared to $17.6 million in the 2005 comparable period. The increase was a result of higher average rates partially offset by a reduction in average debt balances.

The effective income tax rates were 29.4% and 26.9% for the quarter ended June 30, 2006 and 2005, respectively. The effective income tax rates were 29.3% and 24.2% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rates for the three and six months ended June 30, 2006, were reduced by changes in estimates associated with the finalization of prior year income tax returns partially offset by a higher rate on the gain on the sale of a minority interest investment. The effective tax rate of the three and six months ended June 30, 2006, was also impacted by the resolution of prior years’ tax matters. The effective tax rates for the three and six months ended June 30, 2005, were reduced by the revaluation of deferred tax liabilities in connection with a rate reduction in a foreign country and changes in estimates associated with prior year income tax returns. Management expects the effective tax rate for the remainder of 2006 to be 31.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances –
For the three months ended June 30, 2006, revenue for the Flavors & Fragrances segment increased by 9.2%, to $188.3 million, compared to $172.5 million for the same period last year. The increase in revenue was primarily due to higher volumes and prices in North America ($12.6 million) and Fragrances ($1.9 million) combined with the favorable impact of foreign exchange rates ($1.6 million).

Operating income in the quarter ended June 30, 2006, increased 19.0% to $27.1 million from $22.8 million last year. The increase was primarily attributable to higher profit in North America ($2.6 million), Europe ($0.8 million) and Latin America ($0.4 million) combined with the favorable impact of exchange rates ($0.6 million). The increase in North America was primarily due to improved pricing, higher volumes and favorable product mix partially offset by higher raw material and energy costs. The increase in Europe and Latin America was primarily due to lower costs. Operating income as a percent of revenue was 14.4%, an increase of 120 basis points from the comparable quarter last year, primarily due to the reasons provided above.

For the six months ended June 30, 2006, revenue for the Flavors & Fragrances segment was $358.8 million compared to $330.9 million for the same period last year. The increase in revenue was primarily due to higher volumes and improved pricing in North America ($23.3 million) and higher volumes in Fragrances ($3.8 million) and Latin America ($1.0 million) partially offset by the impact of unfavorable foreign exchange rates ($1.1 million).

Operating income for the six months ended June 30, 2006, increased 15.4% to $50.0 million from $43.3 million last year. The increase in operating income was primarily due to improvements in North America ($4.5 million) and Europe ($1.1 million) and the favorable impact of foreign exchange rates ($0.8 million). The increase in North America was primarily due to improved pricing, higher volumes and favorable product mix partially offset by higher raw material and energy costs. The increase in Europe was primarily attributable to lower costs. Operating income as a percent of revenue was 13.9%, an increase of 80 basis points from the comparable period last year, primarily due to the reasons provided above.

Color –
For the three months ended June 30, 2006, revenue for the Color segment was $90.5 million compared to $89.1 million in the prior year. The increase in revenue was primarily due to higher sales of food and beverage colors in Latin America ($1.3 million) and Europe ($1.3 million) and higher sales of cosmetic colors ($0.7 million), partially offset by lower sales of technical colors ($2.1 million) and the unfavorable effect of foreign exchange rates ($0.2 million). The decrease in sales of technical colors primarily related to lower demand for inkjet inks and paper dyes.

Operating income for the quarter ended June 30, 2006, was $15.8 million versus $14.7 million from the comparable period last year. The increase was primarily due to higher profit from sales of food and beverage colors ($0.6 million) and cosmetic colors ($0.4 million). The improved profit in the food and beverage business relates to benefits from the 2005 restructuring program, favorable volume and favorable product mix. The higher profit in the cosmetic colors business was primarily attributable to higher volume. Operating income as a percent of revenue was 17.5%, an increase of 100 basis points from the comparable quarter last year, primarily due to the reasons provided above.

For the six months ended June 30, 2006, revenue for the Color segment was $179.7 million compared to $179.2 million in 2005. The increase in revenue was primarily due to increased sales volume of food and beverage colors in all markets ($3.8 million) and cosmetic colors ($2.4 million) partially offset by lower sales of technical colors ($3.3 million) and the unfavorable effect of foreign exchange rates ($2.3 million). The decline in technical colors was primarily due to lower demand for inkjet inks and paper dyes.

Operating income for the six months ended June 30, 2006, increased 7.6% to $31.7 million from $29.5 million in the comparable period last year. The increase was primarily due to higher profit from sales of food and beverage colors ($2.1 million) and cosmetic colors ($1.3 million) partially offset by lower profit from sales of technical colors ($1.2 million) and the unfavorable effect of foreign exchange rates ($0.3 million). The year-to-date changes in profit in the food and beverage business, cosmetic business and technical colors business were consistent with the reasons identified above for the quarter. Operating income as a percent of revenue was 17.6%, an increase of 120 basis points from the comparable quarter last year, primarily due to the reasons provided above.

FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 45.4% as of June 30, 2006, from 47.1% as of December 31, 2005. The improvement resulted from an increase in equity ($38.0 million) combined with a reduction in total debt levels ($5.0 million) since December 31, 2005.

Cash provided by operating activities was $43.6 million for the six months ended June 30, 2006, compared to $59.2 million for the comparable period last year. The increase in net earnings was more than offset by an unfavorable comparison of the changes in working capital. The majority of the unfavorable working capital comparison is due to accounts receivable ($13.7 million) and accounts payable and accrued expenses ($3.0 million). Accounts receivable increased in 2006 as expected due to higher sales but in 2005 there was a decrease in accounts receivable as a result of collecting balances from the December 2004 termination of a supply agreement. The impact of payables was primarily the result of $4.5 million of severance and other payments that were made in the first six months of 2006 under the December 2005 cost reduction program.

Net cash used in investing activities was $13.6 million for the six months ended June 30, 2006, compared to $13.9 million in the comparable period last year. Capital expenditures were $17.8 million and $14.1 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, there were proceeds from the sale of fixed assets and investments of $3.2 million primarily related to the sale of a minority interest investment.

Net cash used in financing activities was $31.9 million for the six months ended June 30, 2006, compared to $43.2 million in the prior year period. During 2006 and 2005, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. Net repayments of debt were $16.3 million and $32.6 million in the six months ended June 30, 2006 and 2005, respectively. Dividends of $13.9 million and $14.2 million were paid during the six months ended June 30, 2006 and 2005, respectively.

The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders. In June 2006, the Company entered into an agreement with a group of investors for the issuance of the U.S. dollar equivalent of approximately $152 million in senior notes denominated in both U.S. dollars and in Euros. Proceeds from the issuance, which will be received by the Company in November 2006, will be used to refinance maturing debt.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2006. For additional information about contractual obligations, refer to page 23 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2006. For 2006, the Company changed its method of accounting for stock-based compensation; see Note 2 in the Notes to the Consolidated Condensed Financial Statements. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2006. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2006, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry acceptance of price increases; currency exchange rate fluctuations; results of litigation or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On June 30, 2005, the EPA issued a second NOV to Lasaffre and Sensient which alleged that certain operational changes were made during Sensient’s ownership of the Milwaukee facility without complying with new-source review procedures and without the required air pollution control permit. The Company has raised significant legal defenses in response to the June 2005 NOV.

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

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owners of Pleasant Gardens, an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for alleged contamination of Plaintiff’s property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. This area of Camden is now being redeveloped by a public agency, and any reduction in Pleasant Gardens’ sale or condemnation value due to the contamination may become a part of the damages claimed by plaintiff.

Remmes v. Sensient Flavors Inc. et al.

In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. The Company, among others, sold butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit was removed to Federal District Court for the Northern District of Iowa, Western Division. The plaintiff subsequently filed an Amended Complaint adding a flavor industry trade association and its management company as defendants. The Company believes that plaintiff’s claims are without merit and is vigorously defending this case. A trial date has been set in December of 2006. One of the Company’s insurers has acknowledged coverage and is paying defense costs since the deductible has been exceeded.

Fults et al. v. Sensient Flavors Inc. et al.

In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. At present, it does not appear that the Company ever sold butter flavoring products to this facility. The Company intends to file a motion to dismiss and will vigorously defend its interests in this case. A trial date has been set in this matter for May 2007. However, a motion for change of venue is currently pending and its disposition will likely cause the current scheduling order in the case to be amended.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company, certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his lungs and respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this Complaint are virtually identical to those contained in the Remmes Complaint. Plaintiffs’ counsel moved to consolidate the Kuiper case with the Remmes case for discovery purposes; the Court denied the motion on procedural grounds. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.

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
ITEM 1A. RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information responsive to this item was provided in, and is incorporated by reference from, Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006.
ITEM 6. EXHIBITS

See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: August 4, 2006	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: August 4, 2006	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice
President, Chief Financial Officer & Treasurer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

Incorporated by
Exhibit	Description	Reference From	Filed Herewith
10.1	Note Purchase Agreement dated as of June 27, 2006	Current report on Form 8-K dated June 27, 2006

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President, Chief Financial Officer & Treasurer pursuant to 18 United States Code § 1350		X