Form 10-Q
period 2006-09-30
SENSIENT TECHNOLOGIES CORP
filed 2006-11-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock, par value $0.10 per share	46,466,551 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue	$280,878	$256,416	$826,014	$771,043

Cost of products sold	197,274	183,267	577,470	543,674

Selling and administrative expenses	50,063	45,663	149,100	144,399

Operating income	33,541	27,486	99,444	82,970

Interest expense	9,091	8,820	26,779	26,446

Earnings before income taxes	24,450	18,666	72,665	56,524

Income taxes	7,473	4,538	21,607	13,702

Net earnings	$16,977	$14,128	$51,058	$42,822

Average number of common shares outstanding:
Basic	45,909	46,910	45,856	46,834

Diluted	46,217	47,170	46,102	47,173

Earnings per common share:
Basic	$.37	$.30	$1.11	$.91

Diluted	$.37	$.30	$1.11	$.91

Dividends per common share	$.15	$.15	$.45	$.45

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2006	December 31,
	(Unaudited)	2005 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,400	$7,068
Trade accounts receivable, net	183,373	163,724
Inventories	317,219	313,513
Prepaid expenses and other current assets	37,221	36,039

TOTAL CURRENT ASSETS	542,213	520,344

OTHER ASSETS	54,721	63,384
INTANGIBLE ASSETS, NET	14,635	14,964
GOODWILL	441,291	420,201
PROPERTY, PLANT AND EQUIPMENT:
Land	36,041	33,351
Buildings	240,871	232,301
Machinery and equipment	539,258	532,852
Construction in progress	29,157	13,779

	845,327	812,283
Less accumulated depreciation	(464,619)	(437,060)

	380,708	375,223

TOTAL ASSETS	$1,433,568	$1,394,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$78,056	$77,080
Accrued salaries, wages and withholdings from employees	19,660	15,249
Other accrued expenses	54,700	53,432
Income taxes	15,335	21,610
Short-term borrowings	25,915	63,218
Current maturities of long-term debt	65,405	207,341

TOTAL CURRENT LIABILITIES	259,071	437,930
DEFERRED INCOME TAXES	2,887	4,881
OTHER LIABILITIES	4,440	3,974
ACCRUED EMPLOYEE AND RETIREE BENEFITS	46,433	41,980
LONG-TERM DEBT	436,385	283,123
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	68,171	71,582
Earnings reinvested in the business	766,745	736,544
Treasury stock, at cost	(151,863)	(152,727)
Nonvested stock	—	(5,965)
Accumulated other comprehensive loss	(4,097)	(32,602)

TOTAL SHAREHOLDERS’ EQUITY	684,352	622,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,433,568	$1,394,116

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Net cash provided by operating activities	$80,857	$91,900

Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,526)	(22,342)
Proceeds from sale of fixed assets and investments	3,164	982
Decrease in other assets	1,408	616

Net cash used in investing activities	(19,954)	(20,744)

Cash flows from financing activities:
Proceeds from additional borrowings	24,881	40,540
Debt and capital lease payments	(66,367)	(91,713)
Purchase of treasury stock	(4,563)	—
Dividends paid	(20,857)	(21,240)
Proceeds from options exercised	2,961	3,855

Net cash used in financing activities	(63,945)	(68,558)

Effect of exchange rate changes on cash and cash equivalents	374	(261)

Net (decrease) increase in cash and cash equivalents	(2,668)	2,337
Cash and cash equivalents at beginning of period	7,068	2,243

Cash and cash equivalents at end of period	$4,400	$4,580

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year end. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company as of December 31, 2006, while the requirement to measure the funded status as of fiscal year-end is not effective for the Company until December 31, 2008. The impact of SFAS No. 158 on the Company’s financial results is currently being evaluated.

2.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. SFAS No. 123(R) requires stock-based compensation to be expensed over the vesting period of the awards based on the grant-date fair value. The Company elected to adopt using the modified prospective transition method which does not result in the restatement of previously issued financial statements. Under the provisions of SFAS No. 123(R), expense is recognized on all awards granted or modified after the date of adoption and unvested awards at the date of adoption.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense had been recognized for stock options because all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

The Company has various stock plans under which employees and directors may be granted options to purchase common stock at 100% of the market price on the day the options are granted. As of September 30, 2006, there are 1.6 million shares available to be granted as future stock options under existing stock plans. Stock options become exercisable over a three-year vesting period, or earlier upon retirement, and expire 10 years from the date of grant. Expense for stock options is recognized over three years from the date of grant or over the period from the date of grant until the participant is retirement-eligible, whichever is less.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the first nine months of 2006 and 2005 had weighted-average fair values of $4.50 and $5.59, respectively. Significant assumptions used in estimating the fair value of awards granted during the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Dividend yield	3.3%	2.8%
Volatility	27.3%	29.1%
Risk-free interest rate	4.9%	4.1%
Expected term (years)	5.3	5.1
The Company’s stock plans also provide for the awarding of nonvested stock. Expense for shares of nonvested stock is recognized over five years from the date of grant or during the period from the date of grant until the participant attains age 65, whichever is less. During the period of restriction, the holder of nonvested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock.

Total pre-tax stock-based compensation recognized in the Consolidated Condensed Statements of Earnings was $0.9 million and $0.5 million for the quarters ended September 30, 2006 and 2005, respectively. Tax related benefits of $0.3 million and $0.2 million were also recognized for the quarters ended September 30, 2006 and 2005, respectively. Total pre-tax stock-based compensation recognized in the Consolidated Condensed Statements of Earnings was $3.3 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. Tax related benefits of $1.1 million and $0.5 million were also recognized for the nine months ended September 30, 2006 and 2005, respectively. Amounts recorded in 2005 primarily represent expenses related to nonvested stock awards because no expense was recognized for stock options. Cash received from the exercise of stock options was $3.0 million and $3.9 million for the nine months ended September 30, 2006 and 2005, respectively, and is reflected in cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for the quarter ended September 30, 2006, are $0.2 million and $0.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. For the quarter ended September 30, 2006, there is no impact on basic or diluted earnings per share as a result of adopting SFAS No. 123(R). For the nine months ended September 30, 2006, earnings before income taxes and net earnings were $0.9 million and $0.7 million lower, respectively, as a result of adopting SFAS No. 123(R). Basic and diluted earnings per share for the nine months ended September 30, 2006, are $.02 and $.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands except per share information)	2005	2005
Net earnings, as reported	$14,128	$42,822
Add: reported stock compensation expense — net of tax	307	875
Less: fair value of stock compensation expense — net of tax	(467)	(2,875)

Pro forma net earnings	$13,968	$40,822

Earnings per share:
Basic as reported	$0.30	$0.91

Basic pro forma	$0.30	$0.87

Diluted as reported	$0.30	$0.91

Diluted pro forma	$0.30	$0.87

The pro forma expense for the nine months ended September 30, 2005, included $1.0 million after-tax compensation expense for stock options related to accelerated amortization for retirement eligible participants, as the Company’s stock compensation plans provide for full vesting of option awards at retirement. Beginning in the first quarter of 2005, stock compensation expense for retirement eligible participants was reported in pro forma net earnings over the lesser of three years or until the participant achieves early retirement age. Previously, this expense was recognized over the vesting period, which was three years.

The following table summarizes the transactions involving the stock option plans for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Life	Intrinsic
(In thousands except exercise price and life)	Options	Price	(Years)	Value
Outstanding at January 1, 2006	3,231	$20.62	5.8	$376
Granted	103	19.20
Exercised	(178)	15.99
Cancelled	(129)	20.62

Outstanding at September 30, 2006	3,027	$20.85	5.6	$923

Exercisable at September 30, 2006	2,351	$20.95	4.8	$660

The aggregate intrinsic values of stock options exercised during the nine months ended September 30, 2006 and 2005, were $773,000 and $647,000, respectively.

As of September 30, 2006, total remaining unearned compensation, net of expected forfeitures, related to unvested stock options was $1.0 million, which will be amortized over the weighted-average remaining service period of 1.7 years.

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2006:

		Weighted-	Aggregate
		Average	Intrinsic
(In thousands except fair value)	Shares	Fair Value	Value
Outstanding at January 1, 2006	456	$20.26	$8,164
Granted	6	20.25
Vested	(6)	20.64

Outstanding at September 30, 2006	456	$20.25	$8,920

The fair value of the nonvested shares at the date of grant is amortized over the vesting period but not exceeding age 65 of the participant. As of September 30, 2006, total remaining unearned compensation related to nonvested stock was $3.7 million, which will be amortized over the weighted-average remaining service period of 2.9 years.

SFAS No. 123(R) requires the cash flows from the excess tax benefits the Company realizes on the exercise of stock options to be presented as cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows. Previously, the entire tax benefit related to the exercise of stock options was reported as cash flows from operating activities. The prior year statement of cash flows has not been restated. The tax benefits on the exercise of stock options for the quarter and nine months ended September 30, 2005, presented as cash flows from operating activities, were not material.

3.	Segment Information
Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended September 30, 2006:
Revenue from external customers	$185,802	$84,888	$10,188	$280,878
Intersegment revenue	3,760	2,232	215	6,207

Total revenue	$189,562	$87,120	$10,403	$287,085

Operating income (loss)	$27,443	$13,879	$(7,781)	$33,541
Interest expense	—	—	9,091	9,091

Earnings (loss) before income taxes	$27,443	$13,879	$(16,872)	$24,450

Three months ended September 30, 2005:
Revenue from external customers	$167,262	$79,240	$9,914	$256,416
Intersegment revenue	3,356	2,876	489	6,721

Total revenue	$170,618	$82,116	$10,403	$263,137

Operating income (loss)	$20,246	$13,137	$(5,897)	$27,486
Interest expense	—	—	8,820	8,820

Earnings (loss) before income taxes	$20,246	$13,137	$(14,717)	$18,666

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Nine months ended September 30, 2006:
Revenue from external customers	$538,179	$258,139	$29,696	$826,014
Intersegment revenue	10,196	8,663	933	19,792

Total revenue	$548,375	$266,802	$30,629	$845,806

Operating income (loss)	$77,456	$45,560	$(23,572)	$99,444
Interest expense	—	—	26,779	26,779

Earnings (loss) before income taxes	$77,456	$45,560	$(50,351)	$72,665

Nine months ended September 30, 2005:
Revenue from external customers	$491,698	$250,972	$28,373	$771,043
Intersegment revenue	9,813	10,318	2,392	22,523

Total revenue	$501,511	$261,290	$30,765	$793,566

Operating income (loss)	$63,567	$42,593	$(23,190)	$82,970
Interest expense	—	—	26,446	26,446

Earnings (loss) before income taxes	$63,567	$42,593	$(49,636)	$56,524

4.	Inventories

At September 30, 2006 and December 31, 2005, inventories included finished and in-process products totaling $230.2 million and $234.1 million, respectively, and raw materials and supplies of $87.0 million and $79.4 million, respectively.

5.	Debt

On June 27, 2006, the Company entered into an agreement with a group of investors for the issuance of the U.S. dollar equivalent of approximately $152 million in senior notes denominated in both U.S. dollars and in Euros. The majority of the notes bear interest at fixed rates ranging from 5.78% to 5.85% for the Euro-denominated notes and 7.17% to 7.31% for the U.S.-dollar denominated notes. Approximately $103 million of the notes are due in 2011 and the remainder in 2013. Proceeds from the issuance, which will be received by the Company on November 28, 2006, will be used to refinance maturing debt. Accordingly, that maturing debt has been classified as long-term in the consolidated condensed balance sheet.

6.	Minority Interest Investment

In the second quarter of 2006, the Company sold its minority interest in a non-core investment to the majority shareholder, resulting in a pretax gain of approximately $1.2 million ($0.7 million after tax, or $.01 per share). The gain is recorded as a reduction of selling and administrative expenses in the Corporate and Other segment.

7.	Restructuring Charges

In the fourth quarter of 2005, the Company announced a cost reduction plan intended to improve profitability and mitigate the impact of higher costs within its businesses. The plan also addressed the need to close facilities and reduce headcount. The Company recorded restructuring and other charges of $12.8 million ($9.8 million after tax, or $0.21 per share) in the fourth quarter of 2005 primarily related to the cost reduction plan. During the nine months ended September 30, 2006, approximately $4.8 million of payments, primarily for severance, have been applied to the restructuring and other charges reserve. The majority of the remaining payments are anticipated to be made in the next 12 to 18 months.

A rollforward of the restructuring and other charges reserve is included below:

(In thousands)
December 31, 2005	$5,639
Amounts paid	(4,768)

September 30, 2006	$871

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$277	$264	$830	$789
Interest cost	579	586	1,738	1,759
Expected return on plan assets	(199)	(202)	(596)	(607)
Amortization of prior service cost	484	320	1,452	961
Amortization of actuarial loss	84	54	251	164
Settlement expense	—	9	—	26

Defined benefit expense	$1,225	$1,031	$3,675	$3,092

During the three and nine months ended September 30, 2006, the Company made contributions to its defined benefit pension plans of $0.7 million and $1.9 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $2.2 million in 2006.

9.	Comprehensive Income

Comprehensive income is comprised of net earnings, foreign currency translation, minimum pension liability and unrealized gains and losses on cash flow hedges. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $30.1 million and $12.2 million, respectively. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $79.6 million and $11.4 million, respectively. The primary difference between net income and comprehensive income is due to foreign currency translation. For the quarter and nine months ended September 30, 2006, foreign currency translation increased comprehensive income by $13.2 million and $38.7 million, respectively. For the quarter and nine months ended September 30, 2005, foreign currency translation decreased comprehensive income by $0.2 million and $30.7 million, respectively.
10.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net earnings	$51,058	$42,822
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	32,635	34,070
Stock-based compensation	3,250	1,337
Loss (gain) on fixed assets and investments	720	(488)
Changes in operating assets and liabilities	(6,806)	14,159

Net cash provided by operating activities	$80,857	$91,900

11.	Commitments and Contingencies

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

Environmental Matters

The Company is involved in various significant environmental matters, which are described below. The Company is also involved in other site closures and related environmental remediation and compliance activities at manufacturing sites primarily related to a 2001 acquisition by the Company for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required or necessary to prepare the sites for sale are substantially complete.

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

Superfund Claim
On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending. The Company continues to assess the existence and solvency of other PRPs, additional insurance coverage, the nature of the alleged contamination, and the extent to which the EPA’s activities satisfy the requirements for reimbursement under CERCLA, as well as issues surrounding the manner in which the 1988 transaction was structured. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed the Company that it is unwilling to discuss these legal challenges without prior conditions. The Department of Justice must evaluate any referral by EPA for potential civil litigation under applicable environmental laws.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens, an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of plaintiff’s property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. This area of Camden is now being redeveloped by a public agency, which agency has notified plaintiff of its intent to condemn the Pleasant Gardens property in connection therewith. To the extent that there is a reduction in the sale or condemnation value of the Pleasant Gardens property due to the agency’s remediation of contamination for which Sensient Colors Inc is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

As of September 30, 2006, the liabilities related to environmental matters are estimated to be between $1.4 million and $15.8 million. As of September 30, 2006, the Company has accrued $2.5 million for environmental matters, of which $2.0 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.
Commercial Litigation

There are three significant commercial cases pending against the Company, which are disclosed below.

Remmes v. Sensient Flavors Inc. et al.
In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin

Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. The Company, among others, sold butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit was removed to Federal District Court for the Northern District of Iowa, Western Division. Plaintiff subsequently filed an Amended Complaint adding a flavor industry trade association and its management company as defendants. Two of the three counts in the Amended Complaint were ultimately dismissed by the Court and the final count was the subject of a motion for summary judgment. On November 7, 2006, the Court issued a Settlement Order indicating that the case is settled and is to be removed from the trial calender and closed for statistical purposes. Neither the Company nor its insurers were required to make any payment to any party as part of the settlement.

Fults et al. v. Sensient Flavors Inc. et al.
In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. At present, it does not appear that the Company ever sold butter flavoring products to this facility. Defendants filed a motion for change of venue from St. Louis to Perry County, Missouri, which was granted by the Court. Additional motions for change of venue and change of judge were subsequently filed by plaintiffs and as a consequence, a firm scheduling order has not yet been entered. Once these procedural issues are finalized, the Company intends to file a motion to dismiss and will vigorously defend its interests in this case.

Kuiper et al. v. Sensient Flavors Inc. et al.
In late January 2006, the Company, certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this Complaint are virtually identical to those contained in the Remmes Complaint. Plaintiffs’ counsel moved to consolidate the Kuiper case with the Remmes case for discovery purposes; but the Court denied the motion on procedural grounds. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.

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

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Revenue for the third quarter of 2006 was $280.9 million, an increase of 9.5% from $256.4 million recorded in the prior year third quarter. For the nine months ended September 30, 2006, revenue was $826.0 million, an increase of 7.1% from the comparable period in 2005. Revenue for the Flavors & Fragrances segment increased by 11.1% and 9.3% for the quarter and nine months ended September 30, 2006, respectively, over the comparable periods last year. Revenue for the Color segment increased by 6.1% and 2.1% for the quarter and nine months ended September 30, 2006, over the comparable periods last year. Revenue for Asia Pacific was flat for the quarter and decreased by 0.4% for the nine months ended September 30, 2006, from the comparable period last year. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased to 29.8% for the three months ended September 30, 2006, from 28.5% for the same period in 2005. Increased volumes and higher selling prices, especially in North America Flavors, more than offset the impact of higher raw material and energy costs. For the nine months ended September 30, 2006 and 2005, the gross profit margin was 30.1% and 29.5%, respectively, and was impacted by the same items described for the quarter.

Selling and administrative expenses as a percent of revenue were 17.8% in both quarters ended September 30, 2006 and 2005. Benefits from the 2005 cost reduction program were offset by a loss sustained due to typhoon related property damage in the Philippines in the third quarter of 2006 and higher benefit costs including an increase in expense for performance-based incentives and stock-based compensation. For the nine months ended September 30, 2006 and 2005, selling and administrative expenses as a percent of revenue were 18.1% and 18.7%, respectively. In addition to the items in the third quarter of 2006 noted above, expense comparisons for the nine month period are impacted by a $4.5 million expense in the first quarter of 2005 related to an arbitration order and a gain of $1.2 million in the second quarter of 2006 on the sale of a non-core minority interest investment.

Operating income for the quarter ended September 30, 2006, was $33.5 million, an increase of 22.0% from $27.5 million for the third quarter of 2005. Operating income for the nine months ended September 30, 2006, was $99.4 million compared to $83.0 million for the comparable period in 2005. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.

Favorable foreign exchange rates increased revenue and operating profit by 1.9% and 2.4%, respectively, for the three months ended September 30, 2006, over the same quarter of 2005. For the nine months ended September 30, 2006, foreign exchange rates increased revenue by 0.2% and operating income by 1.4% over the comparable period last year.

Interest expense for the quarter ended September 30, 2006, was $9.1 million, an increase of 3.1% over the prior year’s quarter. Interest expense for the nine months ended September 30, 2006, was $26.8 million compared to $26.4 million in the 2005 comparable period. The increase in both periods was a result of higher average rates partially offset by a reduction in average debt balances.

The effective income tax rates were 30.6% and 24.3% for the quarter ended September 30, 2006 and 2005, respectively. The effective income tax rates were 29.7% and 24.2% for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rates for the three and nine months ended September 30, 2006, were reduced by changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. For the nine months ended September 30, 2006, these reductions were partially offset by a higher rate on the gain on the sale of a minority interest investment. The effective tax rates for the three and nine months ended September 30, 2005, were reduced by the revaluation of deferred tax liabilities in connection with a rate reduction in a foreign country and changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. Management expects the effective tax rate for the remainder of 2006 to be 31.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances —
Revenue for the Flavors & Fragrances segment in the third quarter of 2006 increased 11.1% to $189.6 million from $170.6 million for the same period last year. The increase in revenue was primarily due to higher volumes and prices in the U.S. ($14.5 million) and in the fragrances product line ($2.9 million) combined with the favorable impact of foreign exchange rates ($3.4 million).

For the quarter ended September 30, 2006, operating income increased 35.5% to $27.4 million from $20.2 million last year. The increase was primarily attributable to higher profit in the U.S. ($4.4 million), Europe ($1.4 million) and Latin America ($1.0 million), combined with the favorable impact of exchange rates ($0.3 million). The increase in the U.S. was primarily due to improved pricing and higher volumes in dehydrated flavors and other flavors, and favorable product mix partially offset by higher raw material and energy costs. The increase in Europe and Latin America was primarily due to lower costs. Operating income as a percent of revenue was 14.5%, an increase of 260 basis points from the comparable quarter last year, primarily due to the reasons provided above.

For the nine months ended September 30, 2006, revenue for the Flavors & Fragrances segment was $548.4 million, an increase of 9.3% from $501.5 million reported in the same period last year. The increase in revenue was primarily due to higher volumes and improved pricing in the U.S. ($38.5 million), Latin America ($1.3 million) and in the fragrances product line ($6.7 million), higher volumes in Asia ($1.1 million) and the favorable impact of foreign exchange rates ($2.2 million).

Operating income for the nine months ended September 30, 2006, increased 21.8% to $77.5 million from $63.6 million last year. The increase in operating income was primarily due to improvements in the U.S. ($9.3 million), Europe ($2.5 million), Latin America ($1.2 million) and the favorable impact of foreign exchange rates ($1.2 million). The increase in the U.S. was primarily due to improved pricing and higher volumes in dehydrated flavors and other flavors, and favorable product mix partially offset by higher raw material and energy costs. The increases in Europe and Latin America were primarily attributable to lower costs. Operating income as a percent of revenue was 14.1%, an increase of 140 basis points from the comparable period last year, primarily due to the reasons provided above.

Color —
Revenue for the Color segment for the third quarter of 2006 was $87.1 million, an increase of 6.1% from $82.1 million reported in the prior year’s comparable period. The increase in revenue was primarily due to higher volumes of food and beverage colors in Latin America ($2.2 million) and Europe ($1.3 million), higher volumes of cosmetic colors worldwide ($1.5 million) and the favorable effect of foreign exchange rates ($1.4 million), partially offset by lower sales of technical colors ($1.2 million). The decrease in sales of technical colors primarily related to lower demand for inkjet inks and paper dyes.

Operating income for the quarter ended September 30, 2006, was $13.9 million versus $13.1 million in the comparable period last year. The increase was primarily due to higher profit from sales of food and beverage colors in Latin America ($0.3 million) and Europe ($0.2 million) and cosmetic colors worldwide ($0.6 million), net of changes in other markets. The improved profit in Latin America and Europe relates to benefits from the 2005 cost reduction program and favorable volume. The higher profit in the cosmetic colors business was primarily attributable to higher volume. Operating income as a percent of revenue was 15.9%, compared with the prior year’s 16.0%.

For the nine months ended September 30, 2006, revenue for the Color segment was $266.8 million compared to $261.3 million in 2005. The increase in revenue was primarily due to increased sales volume of food and beverage colors in all markets ($7.5 million) and increased volumes of cosmetic colors ($3.8 million) partially offset by lower sales of technical colors ($4.7 million) and the unfavorable effect of foreign exchange rates ($1.0 million). The decline in technical colors was primarily due to lower demand for inkjet inks and paper dyes.

Operating income for the nine months ended September 30, 2006, increased 7.0% to $45.6 million from $42.6 million in the comparable period last year. The increase was primarily due to higher profit from sales of food and beverage colors ($2.2 million) and cosmetic colors ($1.9 million) partially offset by reduced profit in the technical colors business ($1.2 million). The year-to-date changes in profit in the food and beverage business relates to higher volume and the 2005 cost reduction program. The higher profit in the cosmetic colors business was primarily attributable to higher volume. The reduced profit in technical colors business was due to lower demand for inkjet inks and paper dyes. Operating income as a percent of revenue was 17.1%, an increase of 80 basis points from the comparable quarter last year, primarily due to the reasons provided above.
FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 43.5% as of September 30, 2006, from 47.1% as of December 31, 2005. The improvement resulted from an increase in equity ($62.1 million) combined with a reduction in total debt levels ($26.0 million) since December 31, 2005.

Cash provided by operating activities was $80.9 million for the nine months ended September 30, 2006, compared to $91.9 million for the comparable period last year. The increase in net earnings was more than offset by an unfavorable comparison of the changes in working capital. The majority of the unfavorable working capital comparison is due to accounts receivable ($15.0 million) and income taxes ($2.5 million). Accounts receivable increased in 2006 as expected due to higher sales but in 2005 there was a decrease in accounts receivable due to collecting balances as a result of the December 2004 termination of a supply agreement. The impact of income taxes was primarily the result of higher domestic tax payments in 2006.

Net cash used in investing activities was $20.0 million for the nine months ended September 30, 2006, compared to $20.7 million in the comparable period last year. Capital expenditures were $24.5 million and $22.3 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, proceeds were received from the sale of fixed assets and investments of $3.2 million primarily related to the sale of a non-core minority interest investment.

Net cash used in financing activities was $63.9 million for the nine months ended September 30, 2006, compared to $68.6 million in the prior year period. During 2006 and 2005, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings. Net repayments of debt were $41.5 million and $51.2 million in the nine months ended September 30, 2006 and 2005, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $20.9 million and $21.2 million were paid during the nine months ended September 30, 2006 and 2005, respectively.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2006. For additional information about contractual obligations, refer to page 23 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2006. For 2006, the Company changed its method of accounting for stock-based compensation; see Note 2 in the Notes to the Consolidated Condensed Financial Statements. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2006. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2005 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2006, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Superfund Claim
On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending. The Company continues to assess the existence and solvency of other PRPs, additional insurance coverage, the nature of the alleged contamination, and the extent to which the EPA’s activities satisfy the requirements for reimbursement under CERCLA, as well as issues surrounding the manner in which the 1988 transaction was structured. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed the Company that it is unwilling to discuss these legal challenges without prior conditions. The Department of Justice must evaluate any referral by EPA for potential civil litigation under applicable environmental laws.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens, an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of plaintiff’s property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. This area of Camden is now being redeveloped by a public agency, which agency has notified plaintiff of its intent to condemn the Pleasant Gardens property in connection therewith. To the extent that there is a reduction in the sale or condemnation value of the Pleasant Gardens property due to the agency’s remediation of contamination for which Sensient Colors Inc is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

Remmes v. Sensient Flavors Inc. et al.
In June 2004, the Company and certain other flavor manufacturers were sued in Iowa state court by Kevin Remmes, who alleged that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. The Company, among others, sold butter flavoring used in the manufacture of microwave popcorn to American Popcorn Company. The suit was removed to Federal District Court for the Northern District of Iowa, Western Division. Plaintiff subsequently filed an Amended Complaint adding a flavor industry trade association and its management company as defendants. Two of the three counts in the Amended Complaint were ultimately dismissed by the Court and the final count was the subject of a motion for summary judgment. On November 7, 2006, the Court issued a Settlement Order indicating that the case is settled and is to be removed from the trial calender and closed for statistical purposes. Neither the Company nor its insurers were required to make any payment to any party as part of the settlement.
Fults et al. v. Sensient Flavors Inc. et al.
In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. At present, it does not appear that the Company ever sold butter flavoring products to this facility. Defendants filed a motion for change of venue from St. Louis to Perry County, Missouri, which was granted by the Court. Additional motions for change of venue and change of judge were subsequently filed by plaintiffs and as a consequence, a firm scheduling order has not yet been entered. Once these procedural issues are finalized, the Company intends to file a motion to dismiss and will vigorously defend its interests in this case.

Kuiper et al. v. Sensient Flavors Inc. et al.
In late January 2006, the Company, certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this Complaint are virtually identical to those contained in the Remmes Complaint. Plaintiffs’ counsel moved to consolidate the Kuiper case with the Remmes case for discovery purposes; but the Court denied the motion on procedural grounds. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.
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

SENSIENT TECHNOLOGIES CORPORATION

Date: November 8, 2006	By: /s/ John L. Hammond John L. Hammond, Vice President, Secretary & General Counsel

Date: November 8, 2006	By: /s/ Richard F. Hobbs Richard F. Hobbs, Vice President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1(h)(2)	Waiver Regarding Restricted Stock Grant Agreements		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X