Form 10-K
period 2006-12-31
SENSIENT TECHNOLOGIES CORP
filed 2007-03-01
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2006 was $961,686,738. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 46,766,828 shares of Common Stock outstanding as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2007 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2006 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On October 12, 2006 the Company announced an increase in its cash dividend on its common stock from an annual rate of 60 cents per share to 64 cents per share, commencing with the quarterly dividend paid on December 1, 2006 to shareholders of record on November 8, 2006.

The Company’s operations, except for the Asia Pacific Group, are managed on a products-and-services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. The Company realigned its segments in 2005. As a result, Japan and China, previously included in the Asia Pacific Group, are now reported as part of the Flavors & Fragrances Group. Financial information regarding the Company’s two reportable segments is incorporated by reference to the information set forth on pages 39 through 41 of the Company’s 2006 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

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

Color Group

The Company is a developer, manufacturer and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages and pharmaceuticals; colors and other ingredients for cosmetics and pharmaceuticals; and technical colors for industrial applications and digital imaging.

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. The Company also makes inkjet inks and other dyes and pigments used in a variety of non-food applications.

The Color Group operates principally through the Company’s subsidiary Sensient Colors Inc., which has its principal manufacturing plants in Missouri, California, New Jersey, Canada, Mexico, France, Germany, Hungary, Italy, Switzerland and the United Kingdom.

The Color Group operates under the following trade names:

•	Sensient Food Colors (food and beverage colors);

•	Sensient Pharmaceutical Technologies (pharmaceutical colors and coatings);

•	Sensient Paper Colors (paper dyes and colorants);

•	Sensient Cosmetic Technologies (cosmetic colors and ingredients and systems); and

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

Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product line in the Pacific Rim under one name. Through its Asia Pacific Group, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences. Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Australia. Manufacturing operations are located in Australia, New Zealand and the Philippines.

The Company maintains an office for research and development, as well as sales, in Jakarta, Indonesia. Additional sales offices are located in Australia, India, Singapore and Thailand.

As indicated above, operations in China and Japan are now included in the Company’s Flavors and Fragrances Group.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2006, the Company employed approximately 446 people in research, development and quality assurance.

Expenditures for research and development related to continuing operations in calendar year 2006 were $24.8 million, compared with $26.4 million in the year ended December 31, 2005 and $24.3 million in the year ended December 31, 2004. As part of its commitment to quality as a competitive advantage, the Company has achieved certification under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom.

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

Within the Flavors & Fragrances Group, development activity is focused on ingredients, flavors and flavor systems that are responsive to consumer trends and the processing needs of our food and beverage customers. These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery and other applications. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments and natural food and beverage colors and on color systems. The Company also produces a diverse line of colors and ingredients for cosmetics and pharmaceutical applications and technical colors for industrial applications, specialty chemicals for digital imaging, and photographic chemicals.

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

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 8 to the Consolidated Financial Statements of the Company, which appears on page 41 of the 2006 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2006, the Company employed 3,582 persons worldwide.

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

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this Report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 17 through 24 of the 2006 Annual Report to Shareholders and “Forward Looking Statements” on page 2 of this Report, the following factors should be considered:

• In some product lines, most of our sales are made to a relatively small number of customers; if we lose any of those customers, sales and operating results could decline.

In some of our product lines, our sales are concentrated to a small number of customers. While we do not currently have any single customer that we consider to be significant to us as a whole, the loss of a significant customer of a product line could substantially affect the sales and profitability of that line, which may cause us to need to re-evaluate that line. Those developments could affect our results.

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

We have acquired many companies and operations in the past and may resume growth by acquisition in the future. Our future growth through acquisitions could involve significant risks that may have a material adverse effect on us. We may also be at risk for factors associated with acquisitions that the Company has made in the past. These risks include: inability to integrate successfully our acquired operations’ businesses and personnel; the inability to realize anticipated synergies, economies of scale or other value; difficulties coordinating management of operations at new sites; the strain placed on our personnel, systems and resources; possible loss of an acquired business’ customer base; and the loss of key employees of acquired businesses. Acquired companies may also have significant latent liabilities which may not be discovered before an acquisition or fully reflected in the price we pay.

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

World events, such as the attacks of September 11, 2001 and their aftermath, the Iraq conflict and the situations in North Korea and Iran, can adversely affect national, international and local economies. Economies can also be affected by other events such as natural disasters, such as the recent typhoons in the Philippines, the Southeast Asian tsunami and Hurricane Katrina, or epidemics such as the avian flu. These events and conditions, which are beyond our control, could adversely affect our revenues and profitability if they affect the economy, and could particularly affect us if they occur in locations in which we or our customers have significant operations.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES

California
Escondido	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D and sales/food colors

UNITED STATES (Continued)

New Jersey
South Plainfield (2) **	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL

Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors
Sydney*	Asia Pacific	Sales/food colors and flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production and sales/food colors
São Paulo*	Flavors & Fragrances	Production and sales/flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production and sales/food colors
Mississauga, Ontario (2)	Flavors & Fragrances	R&D and sales/flavors
Rexdale, Ontario *	Flavors & Fragrances	Production/ingredients and flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	Flavors & Fragrances	Sales/colors and flavors
Guangzhou*	Flavors & Fragrances	Production, R&D and sales/flavors and food and pharmaceutical colors
Hong Kong*	Flavors & Fragrances	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	Flavors & Fragrances	R&D and sales/colors and flavors

Costa Rica
San Jose	Flavors & Fragrances	Sales/flavors

INTERNATIONAL (Continued)

Czech Republic
Prague*	Color	Sales/food colors

England
Kings Lynn *	Color	Production/food colors and dyes
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

Germany
Bremen *	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production and sales/natural colors

Japan
Osaka*	Flavors & Fragrances	Sales/flavors and colors
Hitachi	Flavors & Fragrances	Production/flavors and colors
Tokyo*	Flavors & Fragrances	R&D and sales/flavors and colors

Korea
Seoul*	Flavors & Fragrances	Sales/flavors, colors and display-imaging chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

INTERNATIONAL (Continued)

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors

Romania
Morazia*	Color	Sales/food colors

Serbia
Zenta	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production and sales/food colors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/ technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.
**	Indicates two leased properties at the location.

Item 3.	Legal Proceedings

Clean Air Act Notices of Violation

On June 24, 2004, the United States Environmental Protection Agency (the “EPA”) issued a Notice of Violation/Finding of Violation (“NOV”) to Lesaffre Yeast Corporation (“Lesaffre”) for alleged violations of the Wisconsin air emission requirements. The NOV generally alleges that Lesaffre’s Milwaukee, Wisconsin, facility violated air emissions limits for volatile organic compounds during certain periods from 1999 through 2003. Some of these violations allegedly occurred before Lesaffre purchased Red Star Yeast & Products (“Red Star Yeast”) from the Company.

On June 30, 2005, the EPA issued a second NOV to Lasaffre and Sensient which alleges that certain operational changes were made during Sensient’s ownership of the Milwaukee facility without complying with new-source review procedures and without the required air pollution control permit. The Company has raised significant legal defenses in response to the June 2005 NOV. The Company has met with the EPA in an attempt to resolve the NOVs. In September 2005, as follow-up to one of those meetings, the Company submitted information to refute the allegations of the June 30, 2005 NOV and requested that the NOV be withdrawn.

On December 18, 2006, the EPA initiated an administrative proceeding to assess a penalty for the alleged violations covered by the two NOVs. The EPA named LeSaffre as a respondent in that proceeding. The EPA did not name Sensient as a respondent in that proceeding. The EPA has proposed a penalty covering both NOVs of $488,000.

In connection with the sale of Red Star Yeast, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. See Note 10 to the Company’s consolidated financial statements. In December 2005, Lesaffre closed the Milwaukee plant. The Company informed the EPA of this development. On December 20, 2006, LeSaffre formally requested indemnification from Sensient for the portion of the civil penalty arising from the June 30, 2005 NOV. It is not clear what portion of the proposed penalty will be subject to the indemnification agreement. However, the amount subject to indemnification will likely be less than $488,000.

Superfund Claim

On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey. The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that this site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors Inc.). The selling shareholders had retained ownership of and liability for the site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending. The Company continues to assess the existence and solvency of other PRPs, additional insurance coverage, the nature of the alleged contamination, and the extent to which the EPA’s activities satisfy the requirements for reimbursement under CERCLA, as well as issues surrounding the manner in which the 1988 transaction was structured. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed the Company that it is unwilling to discuss these legal challenges without prior conditions. In 2006, the EPA issued a news release stating that a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with EPA, began redevelopment efforts at the Site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed alleged contaminated soil from the locations where the buildings once stood. Documents received pursuant to a Freedom of Information Act request indicate that the EPA incurred additional alleged response costs of approximately $4 million. The Department of Justice must evaluate any referral by the EPA for potential civil litigation under applicable environmental laws.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens, an apartment complex adjacent to the General Color Superfund Site (“the subject property”), filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of plaintiff’s property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (the “Agency”) filed condemnation litigation against Plaintiff (and other purported interested parties) to take the subject property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the subject property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection, at $7.5 million. Upon notice of such condemnation proceedings, the Court stayed the litigation between the Company and Pleasant Gardens to allow the parties to assess, among other things, the impact of such condemnation litigation upon the case. The stay is currently in effect until at least April 2007. In the interim, Sensient Colors is working with Plaintiff to pursue a reduction in the scope and cost of the Agency’s proposed environmental cleanup. To the extent that there is a reduction in the condemnation value of the Pleasant Gardens property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by Plaintiff.

Fults et al. v. Sensient Flavors Inc. et al.

In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. At present, it does not appear that the Company ever sold butter flavoring products to this facility. Both plaintiffs and defendants filed motions for change of venue from the City of St. Louis, Missouri, to neighboring counties. These motions were granted and the matter is now pending in Cape Girardeau County, Missouri state court. Because of these filings a firm scheduling order has not yet been entered. Once these procedural issues are finalized, the Company intends to conduct discovery, file a motion to dismiss, and will vigorously defend its interests in this case.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company and certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against the Company, involving another worker at the same facility, that ultimately was settled with the Company paying nothing to the plaintiff. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2007 are as follows:

Name	Age	Position
Kenneth P. Manning	65	Chairman, President and Chief Executive Officer
Richard Carney	56	Vice President - Administration
James J. Clarke II	57	Assistant Secretary and Assistant General Counsel
John F. Collopy	37	Treasurer
John L. Hammond	60	Vice President, Secretary and General Counsel
Richard F. Hobbs	59	Vice President and Chief Financial Officer
Richard J. Malin	40	Assistant Controller
Peter G. Bradley	47	President - Color Group
Ralph G. Pickles	60	President - Flavors & Fragrances Group
Stephen J. Rolfs	42	Vice President, Controller and Chief Accounting Officer
Dr. Ho-Seung Yang	59	Vice President - Marketing & Technology

The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Clarke has served as Assistant Secretary since October 2006 and as Assistant General Counsel since 2003 and previously practiced law in Illinois. Mr. Collopy has held his present office since October 2006, and previously served as Assistant Treasurer (February 2006—October 2006), Director, Treasury Operations (2004-2006), and Manager, Corporate Development (1999-2004). Mr. Malin has held his present office since April 2005 and previously served as Assistant Treasurer (2001-2005). Mr. Bradley has held his present office since July 2005 and previously served as President-Asia Pacific Group (2004-2005) and General Manager-Food Colors UK (2003-2004). Mr. Pickles has held his present office since 2003 and previously served as President-Asia Pacific Group (2000-2003) and Managing Director, Color-Europe (1995-2000). Dr. Yang has held his present office since 2003 and previously served as Vice President-Technologies (1998-2003).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange—Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2005 and 2006 appearing under “Common Stock Prices and Dividends” on page 47 of the 2006 Annual Report to Shareholders are incorporated by reference. In 2006, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of February 15, 2007, 1,965,890 shares had been repurchased under the latter authorization. The Company did not repurchase any shares during the fourth quarter of 2006.

The number of shareholders of record on February 15, 2007 was 3,398.

On October 12, 2006 the Company announced an increase in its cash dividend on its common stock from an annual rate of 60 cents per share to 64 cents per share, commencing with the quarterly dividend paid on December 1, 2006 to shareholders of record on November 8, 2006.

Information regarding the Company’s equity compensation plans appears in Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 48 and 49 of the 2006 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 17 through 24 of the 2006 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 22 and 23 of the 2006 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 25 through 44 and pages 46 and 47 of the 2006 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is set forth under “Change in Independent Registered Public Accounting Firm” on page 47 of the 2006 Annual Report to Shareholders and is incorporated by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer, and its Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2006, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer, and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s report on internal control over financial reporting, which appears on page 44 of the 2006 Annual Report to Shareholders, is incorporated by reference.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm. The attestation report on internal control over financial reporting, set forth on page 46 of the 2006 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and officers appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation

Information relating to compensation of directors and officers is incorporated by reference from the “Director Compensation and Benefits,” “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements and Other Arrangements” portions of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the third paragraph under the heading “Committees of the Board of Directors” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the Proxy Statement is incorporated by reference. The discussion appearing under “Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2006 through December 31, 2006, or in any such proposed transaction. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedules. See below for “List of Financial Statements and Financial Statement Schedules.”

3:	See Exhibit Index following this report. With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are exhibits hereto because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

List of Financial Statements and Financial Statement Schedules

1. Financial Statements	Page Reference in 2006 Annual Report To Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2006:

Reports of Independent Registered Public Accounting Firms	45-46

Consolidated Balance Sheets—December 31, 2006 and 2005	26

Consolidated Statements of Earnings—Years ended December 31, 2006, 2005 and 2004	25

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004	28-29

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004	27

Notes to Consolidated Financial Statements	30-44

2. Financial Statement Schedules	Page Reference in Form 10-K

Reports of Independent Registered Public Accounting Firms	21

Schedule II—Valuation and Qualifying Accounts	22

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2006 and for the year ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 8, 2007. Such consolidated financial statements and reports are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, that consolidated financial statement schedule is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 8, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2005, and for each of the two years in the period ended December 31, 2005, and have issued our report thereon dated February 17, 2006. Such consolidated financial statements and report are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, that consolidated financial statement schedule as it relates to information as of December 31, 2005, and for each of the two years in the period ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 17, 2006

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2006, 2005, 2004

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2004
Allowance for losses:	$4,843	$4,773	$0	$2,987	$6,629
Trade accounts receivable

2005
Allowance for losses:	$6,629	$2,465	$0	$1,767	$7,327
Trade accounts receivable

2006
Allowance for losses:	$7,327	$1,901	$0	$1,557	$7,671
Trade accounts receivable

(A) Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Vice President, Secretary & General Counsel

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 1, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Vice President and Chief Financial Officer	Director

/s/ Stephen J. Rolfs	/s/ Peter M. Salmon
Stephen J. Rolfs	Peter M. Salmon
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Elaine R. Wedral
Hank Brown	Elaine R. Wedral
Director	Director

/s/ Fergus M. Clydesdale	/s/ Essie Whitelaw
Fergus M. Clydesdale	Essie Whitelaw
Director	Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of April 27, 2006	Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No.1-7626)

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(2)	Executive Employment Contract between Registrant and Kenneth P. Manning dated December 1, 2005	Exhibit 10.2 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amendment No. 1 to Executive Change in Control Agreement, dated October 14, 2004	Exhibit 10.3 to Current Report on Form 8-K dated October 14, 2004 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendment No. 2 to Executive Change in Control Agreement, dated December 1, 2005	Exhibit 10.5 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1990 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(d) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1990 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(d)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1 (e)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(g)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(h)(1)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(i)	Amended and Restated Directors Deferred Compensation Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(i)(1)	Amendment No. 1 to the Directors Deferred Compensation Plan dated December 12, 2000	Exhibit 10.1(h)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 2 to the Directors Deferred Compensation Plan, dated July 17, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Management Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(k)	Amended and Restated Executive Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(m)	Trust Agreement, including Changes upon Appointment of Successor Trustee dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No- 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(o)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(p)	Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers dated as of February 12, 2004	Appendix D to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(q)	Form of Management Incentive Plan for Group and Division Presidents	Exhibit 10.2 (s) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(q)(1)	Amendment No. 1 to the Management Incentive Plan for Group and Division Presidents dated December 12, 2000	Exhibit 10.1(p)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(r)	Form of Management Incentive Plan for Corporate Management	Exhibit 10.2(t) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(r)(1)	Amendment No. 1 to Management Incentive Plan for Corporate Management dated December 12, 2000	Exhibit 10.1(q)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(s)	Form of Management Incentive Plan for Group and Division Management	Exhibit 10.2(u) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(s)(1)	Amendment No. 1 to Management Incentive Plan for Group and Division Management dated December 12, 2000	Exhibit 10.1(r)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A)	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(t)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan A dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(t)(2)	Amendment No. 2 to Supplemental Executive Retirement Plan A dated December 1, 2005	Exhibit 10.3 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(u)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B)	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(u)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan B dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(u)(2)	Amendment No. 2 to Supplemental Executive Retirement Plan B dated December 1, 2005	Exhibit 10.4 to current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(v)	Universal Foods Corporation Supplemental Benefit Plan, including Amendment No. 1 thereto dated September 10, 1998	Exhibit 10.2(w) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)	Amendment No. 2 to Supplemental Benefit Plan dated December 12, 2000	Exhibit 10.1(u)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)	Universal Foods Corporation Transition Retirement Plan, including Amendment No. 1 thereto, dated September 10, 1998	Exhibit 10.2(x) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(w)(1)	Amendment No. 2 to the Transition Retirement Plan dated December 12, 2000	Exhibit 10.1(v)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(w)(2)	Amendment No. 3 to the Transition Retirement Plan dated August 16, 2002	Exhibit 10.1(w)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(w)(3)	Amendment No. 4 to the Transition Retirement Plan dated December 26, 2002	Exhibit 10.1(w)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(x)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.2(a)	Credit Agreement dated as of September 2, 2004	Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2004 (Commission File No. 1-7626)

10.2(b)	First Amendment to Credit Agreement dated as of August 18, 2005	Exhibit 10.1 to Current Report on Form 8-K dated August 18, 2005 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2006		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant	Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

23.1	Consent of Ernst & Young LLP		X

23.2	Consent of Deloitte & Touche LLP		X

31	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X