Form 10-Q
period 2007-03-31
SENSIENT TECHNOLOGIES CORP
filed 2007-05-09
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, par value $0.10 per share	47,007,947 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Revenue	$285,268	$262,924

Cost of products sold	199,120	183,485

Selling and administrative expenses	51,936	48,664

Operating income	34,212	30,775

Interest expense	9,252	8,708

Earnings before income taxes	24,960	22,067

Income taxes	7,614	6,449

Net earnings	$17,346	$15,618

Average number of common shares outstanding:
Basic	46,402	45,805

Diluted	46,909	45,972

Earnings per common share:
Basic	$.37	$.34

Diluted	$.37	$.34

Dividends per common share	$.16	$.15

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2007	December 31,
	(Unaudited)	2006 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,927	$5,035
Trade accounts receivable, net	196,621	178,307
Inventories	330,074	333,070
Prepaid expenses and other current assets	36,894	35,290

TOTAL CURRENT ASSETS	568,516	551,702

OTHER ASSETS	47,924	47,208
INTANGIBLE ASSETS, NET	14,215	14,507
GOODWILL	450,434	449,194
PROPERTY, PLANT AND EQUIPMENT:
Land	40,051	39,762
Buildings	244,354	243,734
Machinery and equipment	571,381	567,057
Construction in progress	19,757	20,225

	875,543	870,778
Less accumulated depreciation	(488,124)	(479,322)

	387,419	391,456

TOTAL ASSETS	$1,468,508	$1,454,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$77,411	$80,916
Accrued salaries, wages and withholdings from employees	13,778	24,539
Other accrued expenses	52,999	49,620
Income taxes	5,864	14,309
Short-term borrowings	101,646	91,226

TOTAL CURRENT LIABILITIES	251,698	260,610
OTHER LIABILITIES	16,921	4,090
ACCRUED EMPLOYEE AND RETIREE BENEFITS	45,263	43,957
LONG-TERM DEBT	437,012	441,306
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	70,960	70,420
Earnings reinvested in the business	782,276	774,677
Treasury stock, at cost	(144,092)	(147,662)
Accumulated other comprehensive income	3,074	1,273

TOTAL SHAREHOLDERS’ EQUITY	717,614	704,104

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,468,508	$1,454,067

*	Condensed from audited financial statements.
See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Net cash provided by operating activities	$5,095	$20,782

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,827)	(4,383)
Proceeds from sale of assets	1,418	64
Decrease in other assets	252	512

Net cash used in investing activities	(5,157)	(3,807)

Cash flows from financing activities:
Proceeds from additional borrowings	24,679	22,624
Debt payments	(19,744)	(32,455)
Purchase of treasury stock	—	(4,563)
Dividends paid	(7,481)	(6,949)
Proceeds from options exercised	2,514	—

Net cash used in financing activities	(32)	(21,343)

Effect of exchange rate changes on cash and cash equivalents	(14)	152

Net decrease in cash and cash equivalents	(108)	(4,216)
Cash and cash equivalents at beginning of period	5,035	7,068

Cash and cash equivalents at end of period	$4,927	$2,852

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2006, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the item discussed in Note 3.

2.	Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006, using the modified prospective transition method. The Company recognized $1.5 million and $1.3 million of share-based compensation expense for the quarters ended March 31, 2007 and 2006, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the first quarters of 2007 and 2006 had weighted-average fair values of $5.73 per share and $4.39 per share, respectively. Significant assumptions used in estimating the fair value of awards granted during the quarters ended March 31, 2007 and 2006 are as follows:

	2007	2006
Dividend yield	2.7%	3.3%
Volatility	26.0%	27.4%
Risk-free interest rate	4.7%	4.8%
Expected term (years)	5.0	5.2
3.	Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the measurement, classification and derecognition of tax positions. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $2.3 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company’s liability for unrecognized tax benefits at January 1, 2007, recorded in accordance with FIN 48, was approximately $13.3 million. The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $11.4 million. The Company continues to recognize interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $2.0 million of interest and penalties is reported as an income tax liability as of January 1, 2007. The liability for unrecognized tax benefits is reported in other liabilities on the consolidated condensed balance sheet at March 31, 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $3.3 million during 2007. The potential decrease relates to various tax matters for which the statute of limitations may expire in 2007. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential examinations, settlements and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2007:
Revenue from external customers	$180,698	$92,786	$11,784	$285,268
Intersegment revenue	3,576	3,244	280	7,100

Total revenue	$184,274	$96,030	$12,064	$292,368

Operating income (loss)	$26,174	$17,232	$(9,194)	$34,212
Interest expense	—	—	9,252	9,252

Earnings (loss) before income taxes	$26,174	$17,232	$(18,446)	$24,960

Three months ended March 31, 2006:
Revenue from external customers	$167,483	$85,797	$9,644	$262,924
Intersegment revenue	3,031	3,359	360	6,750

Total revenue	$170,514	$89,156	$10,004	$269,674

Operating income (loss)	$22,893	$15,845	$(7,963)	$30,775
Interest expense	—	—	8,708	8,708

Earnings (loss) before income taxes	$22,893	$15,845	$(16,671)	$22,067

5.	Inventories

At March 31, 2007 and December 31, 2006, inventories included finished and in-process products totaling $235.7 million and $235.9 million, respectively, and raw materials and supplies of $94.4 million and $97.2 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Service cost	$262	$277
Interest cost	597	579
Expected return on plan assets	(159)	(199)
Amortization of prior service cost	484	320
Amortization of actuarial loss	48	84

Defined benefit expense	$1,232	$1,061

During the three months ended March 31, 2007, the Company made contributions to its defined benefit pension plans of $0.5 million. Total contributions to Company defined benefit pension plans are expected to be $3.9 million in 2007.

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended March 31,
(In thousands)	2007	2006
Net earnings	$17,346	$15,618
Currency translation adjustments	1,711	2,930
Net unrealized (loss) gain on cash flow hedges	90	(133)

Net comprehensive income	$19,147	$18,415

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net earnings	$17,346	$15,618
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	11,201	10,973
Stock-based compensation	1,488	1,336
Gain on assets	(538)	(78)
Deferred income taxes	1,190	982
Changes in operating assets and liabilities	(25,592)	(8,049)

Net cash provided by operating activities	$5,095	$20,782

9.	Commitments and Contingencies

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

On December 18, 2006, the EPA initiated an administrative proceeding to assess a penalty for the alleged violations covered by the two NOVs. The EPA named Lesaffre as a respondent in that proceeding. The EPA did not name Sensient as a respondent in that proceeding. The EPA proposed a penalty covering both NOVs of $488,000.

In connection with the sale of Red Star Yeast, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. On December 20, 2006, Lesaffre formally requested indemnification from Sensient for the portion of the civil penalty arising from the June 30, 2005 NOV. In January 2007, Sensient agreed to be responsible for and undertake the defense of the claim related to the June 30, 2005 NOV. Lesaffre agreed to be responsible for and undertake the defense of the claim related to the June 24, 2004 NOV.

In March 2007, Sensient reached a settlement with the EPA under which it agreed to pay an administrative penalty of $125,000 to resolve the liability in connection with the claim related to the June 30, 2005 NOV. The settlement documents are currently under review. Once finalized and entered, the settlement documents will resolve Sensient’s involvement with respect to the EPA NOV matters.

Superfund Claim

On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed Sensient Colors Inc. that it was unwilling to discuss these legal challenges without prior conditions. In 2006, the EPA issued a news release stating that a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood. Documents received pursuant to a Freedom of Information Act request indicate that the EPA incurred additional alleged response costs of approximately $4 million.

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. Sensient Colors Inc. intends to vigorously defend its interests in the litigation and is evaluating, among other things, motions to dismiss, the pursuit of additional PRPs, and the EPA’s right to recover its claimed response costs. A response to the complaint is due by May 21, 2007. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (the “Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (the “Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“the DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“the NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

As of March 31, 2007, the liabilities related to environmental matters are estimated to be between $1.6 million and $28.1 million. As of March 31, 2007, the Company has accrued $2.5 million for environmental matters, of which $1.9 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.

Commercial Litigation

The following are significant commercial cases involving the Company.

Fults et al. v. Sensient Flavors Inc. et al.

In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. Both plaintiffs and defendants filed motions for change of venue from the City of St. Louis, Missouri, to neighboring counties. These motions were granted and the matter was moved to Cape Girardeau County, Missouri state court. Once these procedural issues were resolved, the Company conducted focused discovery on the question of whether plaintiffs could prove that any of the Company’s products were ever sold to the McBride facility. According to the Company’s records, no such sales had ever taken place. Ultimately, the plaintiffs agreed and voluntarily dismissed the case without prejudice.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company and certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at the American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against the Company, involving another worker at the same facility, that was ultimately settled with the Company paying nothing to the plaintiff. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.

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
OVERVIEW

Revenue for the quarter ended March 31, 2007, was $285.3 million, an increase of 8.5% from $262.9 million recorded in the prior year first quarter. Revenue for the Flavors & Fragrances segment increased 8.1% for the first quarter of 2007 over the prior year first quarter. Revenue for the Color segment increased 7.7% for the quarter ended March 31, 2007 over the comparable period last year. Revenue for Asia Pacific increased 20.6% for the first quarter of 2007 from the prior year first quarter. Additional information on the Flavors & Fragrances Group and Color Group results can be found in the Segment Information section.

The gross profit margin was 30.2% in the first quarter of 2007, which was equal to the margin in the first quarter of 2006. Higher selling prices in the first quarter of 2007 offset the impact of increased raw material costs.

Selling and administrative expenses as a percent of revenue decreased to 18.2% for the quarter ended March 31, 2007, from 18.5% in the first quarter of 2006. Revenue increased at a higher rate than the increase in selling and administrative expenses in the first quarter of 2007 from the prior year first quarter.

Operating income for the quarter ended March 31, 2007, was $34.2 million, an increase of 11.2% from $30.8 million for the first quarter of 2006. The change in operating income was primarily due to the higher revenue discussed above.

Favorable foreign exchange rates increased revenue and operating profit by 3.1% and 3.3%, respectively, for the three months ended March 31, 2007, over the same quarter of 2006.

Interest expense for the first quarter of 2007 was $9.3 million, an increase of 6.2% over the prior year first quarter. The increase was a result of higher average rates partially offset by a reduction in the average debt balance.

The effective income tax rates were 30.5% and 29.2% for the quarter ended March 31, 2007 and 2006, respectively. The effective tax rates for both periods were reduced by the resolution of prior years’ tax matters. Management expects the effective tax rate for the remainder of 2007 to be 33%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the quarter ended March 31, 2007, increased 8.1% to $184.3 million from $170.5 million for the same period last year. The increase in revenue was primarily due to higher volumes and prices of dehydrated flavors in North America ($5.1 million), higher volumes and prices in Latin America ($1.0 million), higher volumes in Asia ($1.0 million) and in the fragrances product line ($1.8 million), and the favorable impact of foreign exchange rates ($4.5 million).

For the first quarter of 2007, operating income increased 14.3% to $26.2 million from $22.9 million last year. The increase was primarily attributable to higher profit in North America ($2.3 million), Latin America ($0.4 million) and Europe ($0.7 million). The increase in North America was primarily due to improved pricing and higher volumes of dehydrated flavors and favorable energy costs, partially offset by higher raw material and other costs. The increase in Latin America was primarily due to improved pricing and higher volumes. The increase in Europe was primarily due to lower costs. Operating income as a percent of revenue was 14.2%, an increase of 80 basis points from the comparable quarter last year, primarily due to the reasons provided above.

Color –
Revenue for the Color segment for the first quarter of 2007 increased 7.7% to $96.0 million from $89.2 million reported in the prior year’s comparable period. The increase in revenue was primarily due to higher volumes of food and beverage colors worldwide ($4.2 million), higher volumes of cosmetic colors worldwide ($1.9 million) and the favorable effect of foreign exchange rates ($3.0 million), partially offset by lower sales of technical colors ($2.4 million). The decrease in sales of technical colors is primarily related to lower demand for inkjet inks and industrial colors.

For the three months ended March 31, 2007, operating income was $17.2 million, an increase of 8.8% from $15.8 reported in the comparable period last year. The increase was primarily due to the impact of higher volumes of food and beverage colors ($0.7 million) and cosmetic colors ($0.8 million) and the favorable effect of foreign exchange rates ($0.7 million), partially offset by the impact of lower technical color sales ($0.7 million). Operating income as a percent of revenue was 17.9%, compared with the prior year’s 17.8%.

FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 42.9% as of March 31, 2007, from 43.1% as of December 31, 2006. The improvement resulted from an increase in equity ($13.5 million) partially offset by an increase in total debt ($6.1 million) since December 31, 2006.

Cash provided by operating activities was $5.1 million for the three months ended March 31, 2007, compared to $20.8 million for the comparable period last year. The increase in net earnings was more than offset by an unfavorable comparison of the changes in working capital. The majority of the unfavorable working capital comparison is due to accounts receivable and accrued salaries and wages. The impact of accounts receivable was primarily related to the higher sales in the quarter and the impact of accrued salaries and wages was primarily related to incentive and benefit plan payments earned in 2006.

Net cash used in investing activities was $5.2 million and $3.8 million for the quarter ended March 31, 2007 and 2006, respectively. Capital expenditures were $6.8 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively.

Net cash used in financing activities was $0.03 million for the three months ended March 31, 2007, compared to $21.3 million in the prior year period. Net borrowings of debt were $4.9 million for the first quarter of 2007 compared to net repayments of $9.8 million in the prior year quarter. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $7.5 million and $6.9 million were paid during the quarters ended March 31, 2007 and 2006, respectively. During the first quarter of 2007, the Company had to borrow to supplement cash provided from operations to fund capital expenditures and pay dividends but expects that cash from operations will improve for the remainder of 2007. During 2006, the net cash provided from operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings.

The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2007. For additional information about contractual obligations, refer to pages 23 and 24 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2007, except for the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” See Note 3 in the Notes to the Consolidated Condensed Financial Statements for additional information on the implementation of FIN 48. For additional information about critical accounting policies, refer to page 22 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2007. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting: There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2007, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On December 18, 2006, the EPA initiated an administrative proceeding to assess a penalty for the alleged violations covered by the two NOVs. The EPA named Lesaffre as a respondent in that proceeding. The EPA did not name Sensient as a respondent in that proceeding. The EPA proposed a penalty covering both NOVs of $488,000.

In connection with the sale of Red Star Yeast, the Company provided Lesaffre and certain of its affiliates with indemnification against environmental claims attributable to the operation, activities or ownership of Red Star Yeast prior to February 23, 2001, the closing date of the sale. On December 20, 2006, Lesaffre formally requested indemnification from Sensient for the portion of the civil penalty arising from the June 30, 2005 NOV. In January 2007, Sensient agreed to be responsible for and undertake the defense of the claim related to the June 30, 2005 NOV. Lesaffre agreed to be responsible for and undertake the defense of the claim related to the June 24, 2004 NOV.

In March 2007, Sensient reached a settlement with the EPA under which it agreed to pay an administrative penalty of $125,000 to resolve the liability in connection with the claim related to the June 30, 2005 NOV. The settlement documents are currently under review. Once finalized and entered, the settlement documents will resolve Sensient’s involvement with respect to the EPA NOV matters.

Superfund Claim

On July 6, 2004, the EPA notified the Company’s Sensient Colors Inc. subsidiary that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors Inc. advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA subsequently informed Sensient Colors Inc. that it was unwilling to discuss these legal challenges without prior conditions. In 2006, the EPA issued a news release stating that a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood. Documents received pursuant to a Freedom of Information Act request indicate that the EPA incurred additional alleged response costs of approximately $4 million.

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. Sensient Colors Inc. intends to vigorously defend its interests in the litigation and is evaluating, among other things, motions to dismiss, the pursuit of additional PRPs, and the EPA’s right to recover its claimed response costs. A response to the complaint is due by May 21, 2007. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (the “Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (the “Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“the DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“the NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

Fults et al. v. Sensient Flavors Inc. et al.

In August 2005, the Company and certain other flavoring manufacturers were sued in the City of St. Louis, Missouri, Circuit Court by Elizabeth Fults (as administrator for the Estate of Dixie Asbury), Nancy Lee Dudley and Jill Roth, all of whom allege that they suffered damage as a result of work-related exposure to butter flavoring vapors at the Gilster-Mary Lee microwave popcorn plant in McBride, Missouri. Both plaintiffs and defendants filed motions for change of venue from the City of St. Louis, Missouri, to neighboring counties. These motions were granted and the matter was moved to Cape Girardeau County, Missouri state court. Once these procedural issues were resolved, the Company conducted focused discovery on the question of whether plaintiffs could prove that any of the Company’s products were ever sold to the McBride facility. According to the Company’s records, no such sales had ever taken place. Ultimately, the plaintiffs agreed and voluntarily dismissed the case without prejudice.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company and certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at the American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against the Company, involving another worker at the same facility, that was ultimately settled with the Company paying nothing to the plaintiff. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A trial ready date of November 5, 2007, has been set in this matter.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Shareholders, held on April 26, 2006, the following actions were taken:
•	The following Directors were each elected for a one-year term of office:

	Votes For	Votes Withheld

Hank Brown	43,615,656	1,176,962
Dr. Fergus M. Clydesdale	42,963,105	1,829,513
James A.D. Croft	42,632,603	2,160,015
William V. Hickey	38,933,104	5,859,514
Kenneth P. Manning	43,126,506	1,666,112
Peter M. Salmon	43,773,361	1,019,257
Dr. Elaine R. Wedral	43,771,840	1,020,778
Essie Whitelaw	42,514,087	2,278,531
Pursuant to the terms of the Company’s Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.
•	The shareholders approved a proposal by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2007. The shareholders cast 44,009,114 votes in favor of this proposal, 727,513 votes against, and there were 55,991 votes to abstain.

•	The Sensient Technologies Corporation 2007 Restricted Stock Plan was also approved. The shareholders cast 28,760,549 votes in favor of this proposal, 12,814,001 votes against, and there were 245,652 votes to abstain and 2,972,416 broker non-votes.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 9, 2007	By:	/s/ John L. Hammond
John L. Hammond,
Vice President, Secretary & General Counsel

Date:	May 9, 2007	By:	/s/ Richard F. Hobbs
Richard F. Hobbs,
Vice President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit	Description	Incorporated by Reference From	Filed Herewith
3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of April 26, 2007		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X