Form 10-Q
period 2007-06-30
SENSIENT TECHNOLOGIES CORP
filed 2007-08-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, par value $0.10 per share	47,116,446 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenue	$304,310	$282,212	$589,578	$545,136

Cost of products sold	209,834	196,711	408,954	380,196

Selling and administrative expenses	54,485	50,373	106,421	99,037

Operating income	39,991	35,128	74,203	65,903

Interest expense	9,470	8,980	18,722	17,688

Earnings before income taxes	30,521	26,148	55,481	48,215

Income taxes	9,288	7,685	16,902	14,134

Net earnings	$21,233	$18,463	$38,579	$34,081

Average number of common shares outstanding:
Basic	46,655	45,853	46,529	45,829

Diluted	47,149	46,114	47,029	46,043

Earnings per common share:
Basic	$.46	$.40	$.83	$.74

Diluted	$.45	$.40	$.82	$.74

Dividends per common share	$.16	$.15	$.32	$.30

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2007	December 31,
	(Unaudited)	2006 *
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,920	$5,035
Trade accounts receivable, net	197,072	178,307
Inventories	331,347	333,070
Prepaid expenses and other current assets	34,591	35,290

TOTAL CURRENT ASSETS	568,930	551,702

OTHER ASSETS	47,360	47,208
INTANGIBLE ASSETS, NET	13,963	14,507
GOODWILL	456,228	449,194

PROPERTY, PLANT AND EQUIPMENT:
Land	40,928	39,762
Buildings	247,203	243,734
Machinery and equipment	582,067	567,057
Construction in progress	24,238	20,225

	894,436	870,778
Less accumulated depreciation	(503,490)	(479,322)

	390,946	391,456

TOTAL ASSETS	$1,477,427	$1,454,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$83,697	$80,916
Accrued salaries, wages and withholdings from employees	17,095	24,539
Other accrued expenses	49,340	49,620
Income taxes	4,723	14,309
Short-term borrowings	69,689	91,226

TOTAL CURRENT LIABILITIES	224,544	260,610

OTHER LIABILITIES	17,176	4,090

ACCRUED EMPLOYEE AND RETIREE BENEFITS	46,326	43,957

LONG-TERM DEBT	438,515	441,306

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	72,451	70,420
Earnings reinvested in the business	795,987	774,677
Treasury stock, at cost	(139,386)	(147,662)
Accumulated other comprehensive income	16,418	1,273

TOTAL SHAREHOLDERS’ EQUITY	750,866	704,104

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,477,427	$1,454,067

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
Net cash provided by operating activities	$48,817	$43,635

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,629)	(17,805)
Proceeds from sale of assets	1,420	3,150
Decrease in other assets	462	1,074

Net cash used in investing activities	(13,747)	(13,581)

Cash flows from financing activities:
Proceeds from additional borrowings	25,191	23,400
Debt payments	(52,876)	(39,744)
Purchase of treasury stock	—	(4,563)
Dividends paid	(15,003)	(13,902)
Proceeds from options exercised	7,985	2,868

Net cash used in financing activities	(34,703)	(31,941)

Effect of exchange rate changes on cash and cash equivalents	518	(142)

Net increase (decrease) in cash and cash equivalents	885	(2,029)
Cash and cash equivalents at beginning of period	5,035	7,068

Cash and cash equivalents at end of period	$5,920	$5,039

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006, using the modified prospective transition method. The Company recognized $0.3 million and $1.0 million of share-based compensation expense for the quarters ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized $1.8 million and $2.3 million of share-based compensation expense, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the six months ended June 30, 2007 and 2006 had weighted-average fair values of $5.81 per share and $4.50 per share, respectively. Significant assumptions used in estimating the fair value of awards granted during the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Dividend yield	2.7%	3.3%
Volatility	26.0%	27.3%
Risk-free interest rate	4.8%	4.9%
Expected term (years)	5.0	5.3
3.	Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the measurement, classification and derecognition of tax positions. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $2.3 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company’s liability for unrecognized tax benefits at January 1, 2007, recorded in accordance with FIN 48, was approximately $13.3 million. The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $11.4 million. The Company continues to recognize interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $2.0 million of accrued interest and penalties is reported as an income tax liability as of January 1, 2007. The liability for unrecognized tax benefits is reported in other liabilities on the consolidated condensed balance sheet at June 30, 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $4.0 million during 2007. The potential decrease relates to various tax matters for which the statute of limitations may expire in 2007. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential examinations, settlements and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate &
(In thousands)	Fragrances	Color	Other	Consolidated
Three months ended June 30, 2007:
Revenue from external customers	$199,051	$92,454	$12,805	$304,310
Intersegment revenue	3,841	3,099	345	7,285

Total revenue	$202,892	$95,553	$13,150	$311,595

Operating income (loss)	$31,187	$17,185	$(8,381)	$39,991
Interest expense	—	—	9,470	9,470

Earnings (loss) before income taxes	$31,187	$17,185	$(17,851)	$30,521

Three months ended June 30, 2006:
Revenue from external customers	$184,894	$87,454	$9,864	$282,212
Intersegment revenue	3,405	3,072	358	6,835

Total revenue	$188,299	$90,526	$10,222	$289,047

Operating income (loss)	$27,120	$15,836	$(7,828)	$35,128
Interest expense	—	—	8,980	8,980

Earnings (loss) before income taxes	$27,120	$15,836	$(16,808)	$26,148

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Six months ended June 30, 2007:
Revenue from external customers	$379,749	$185,240	$24,589	$589,578
Intersegment revenue	7,417	6,343	625	14,385

Total revenue	$387,166	$191,583	$25,214	$603,963

Operating income (loss)	$57,361	$34,417	$(17,575)	$74,203
Interest expense	—	—	18,722	18,722

Earnings (loss) before income taxes	$57,361	$34,417	$(36,297)	$55,481

Six months ended June 30, 2006:
Revenue from external customers	$352,377	$173,251	$19,508	$545,136
Intersegment revenue	6,436	6,431	718	13,585

Total revenue	$358,813	$179,682	$20,226	$558,721

Operating income (loss)	$50,013	$31,681	$(15,791)	$65,903
Interest expense	—	—	17,688	17,688

Earnings (loss) before income taxes	$50,013	$31,681	$(33,479)	$48,215

5.	Inventories

At June 30, 2007 and December 31, 2006, inventories included finished and in-process products totaling $245.7 million and $235.9 million, respectively, and raw materials and supplies of $85.6 million and $97.2 million, respectively.

6.	Debt

On June 15, 2007, the Company completed a new $300 million revolving credit facility with a group of eight banks. The new facility, which replaced the Company’s $225 million facility, matures in June 2012 and is unsecured. The agreement also permits the Company to request an increase in the aggregate facility amount to $375 million subject to the banks’ approval. Interest rates on borrowings with three days notice are determined based upon LIBOR plus a margin subject to adjustment based on the Company’s debt to EBITDA ratio, as defined, and the rating accorded the Company’s senior debt by Standards & Poor’s and Moody’s. Without the three days notice, interest is based on the higher of the prime rate or the federal funds rate plus 0.50%. A facility fee is payable on the total amount of the commitment. The facility will be used for general corporate purposes and to refinance approximately $90 million of notes that mature in late 2007. Accordingly, that maturing debt has been classified as long-term debt in the Consolidated Condensed Balance Sheet.

7.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Service cost	$261	$277	$523	$553
Interest cost	599	579	1,196	1,159
Expected return on plan assets	(160)	(199)	(319)	(397)
Amortization of prior service cost	484	647	968	968
Amortization of actuarial loss	49	84	97	167

Defined benefit expense	$1,233	$1,388	$2,465	$2,450

During the three and six months ended June 30, 2007, the Company made contributions to its defined benefit pension plans of $0.9 million and $1.4 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $2.7 million in 2007.

8.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net earnings	$21,233	$18,463	$38,579	$34,081
Currency translation adjustments	13,353	12,539	15,064	15,470
Net unrealized (loss) gain on cash flow hedges	(9)	87	81	(46)

Net comprehensive income	$34,577	$31,089	$53,724	$49,505

9.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Six Months Ended
	June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net earnings	$38,579	$34,081
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	22,216	21,850
Stock-based compensation	1,805	2,316
Gain on assets	(501)	(1,508)
Deferred income taxes	1,460	1,341
Changes in operating assets and liabilities	(14,742)	(14,445)

Net cash provided by operating activities	$48,817	$43,635

10.	Commitments and Contingencies

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

Clean Air Act Notices of Violation
On June 24, 2004, the United States Environmental Protection Agency (the “EPA”) issued a Notice of Violation/Finding of Violation (“NOV”) to Lesaffre Yeast Corporation (“Lesaffre”) for alleged violations of the Wisconsin air emission requirements. The NOV generally alleged that Lesaffre’s Milwaukee, Wisconsin, facility violated air emissions limits for volatile organic compounds during certain periods from 1999 through 2003. Some of these violations allegedly occurred before Lesaffre purchased Red Star Yeast & Products (“Red Star Yeast”) from the Company.

On June 30, 2005, the EPA issued a second NOV to Lesaffre and Sensient which alleged that certain operational changes were made during Sensient’s ownership of the Milwaukee facility without complying with new-source review procedures and without the required air pollution control permit. The Company raised significant legal defenses in response to the June 2005 NOV. The Company met with the EPA in an attempt to resolve the NOVs. In September 2005, as follow-up to one of those meetings, the Company submitted information to refute the allegations of the June 30, 2005 NOV and requested that the NOV be withdrawn. In December 2005, Lesaffre closed the Milwaukee plant. The Company informed the EPA of this development.

On December 18, 2006, the EPA issued an Administrative Complaint to assess a penalty for the alleged violations covered by the two NOVs. The EPA named Lesaffre as a respondent in that proceeding. The EPA did not name Sensient as a respondent in that proceeding. The EPA proposed a penalty covering both NOVs of $488,000.

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

In June 2007, Lesaffre entered into a comprehensive settlement agreement with the EPA under which Lesaffre agreed to pay an administrative penalty of $202,500 to resolve the liability under the Administrative Complaint in connection with both the June 24, 2004 and June 30, 2005 NOVs. As a part of the settlement, Sensient agreed to pay Lesaffre $125,000 for the portion of the penalty attributable to the June 30, 2005 NOV. Sensient made the payment to Lesaffre on July 9, 2007. Sensient’s payment fully resolved its liability to Lesaffre under the February 23, 2001 Asset Purchase Agreement as it relates to all matters arising under EPA’s Administrative Complaint.
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
On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. The motion was fully briefed in anticipation of a July 6, 2007 motion return date. The Company now awaits a response from the Court. Sensient Colors, Inc. intends to vigorously defend its interests in the litigation and is evaluating, among other things, the pursuit of additional PRPs, and additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.
Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (the “Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (the “Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“the DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“the NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Company expects the DEP and the NJSCC to file answers to the complaint and cross claims in the near future. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

As of June 30, 2007, the liabilities related to environmental matters are estimated to be between $1.4 million and $28.0 million. As of June 30, 2007, the Company has accrued $2.3 million for environmental matters, of which $1.8 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.
Commercial Litigation
The following is a significant commercial case involving the Company.
Kuiper et al. v. Sensient Flavors Inc. et al.
In late January 2006, the Company’s Sensient Flavors Inc. subsidiary and certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at the American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against Sensient Flavors Inc., involving another worker at the same facility. That lawsuit was ultimately settled and Sensient Flavors Inc. paid nothing to the plaintiff. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A motion for summary judgment has been filed and discovery is continuing. A trial ready date of November 5, 2007, has been set in this matter.
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
OVERVIEW
Revenue for the second quarter of 2007 was $304.3 million, an increase of 7.8% from $282.2 million recorded in the prior year second quarter. For the six months ended June 30, 2007, revenue was $589.6 million, an increase of 8.2% from the comparable period in 2006. Revenue for the Flavors & Fragrances segment increased by 7.7% and 7.9% for the quarter and six months ended June 30, 2007, respectively, over the comparable periods last year. Revenue for the Color segment increased by 5.6% and 6.6% for the quarter and six months ended June 30, 2007, respectively, over the comparable periods last year. Revenue for Asia Pacific increased by 28.6% and 24.7% for the quarter and six months ended June 30, 2007, respectively, over the comparable periods last year. Additional information on group results can be found in the Segment Information section.
The gross profit margin increased 70 basis points to 31.0% for the three months ended June 30, 2007, from 30.3% for the same period in 2006. Higher selling prices and favorable product mix more than offset the impact of higher raw material costs. For the six months ended June 30, 2007 and 2006, the gross profit margin was 30.6% and 30.3%, respectively. Higher selling prices and lower energy costs more than offset the impact of higher raw material costs.
Selling and administrative expenses as a percent of revenue were 17.9% and 17.8% in the quarters ended June 30, 2007 and 2006, respectively. Selling and administrative expenses in the second quarter of 2006 were reduced by a gain of approximately $1.2 million on the sale of a non-core investment. For the six months ended June 30, 2007 and 2006, selling and administrative expenses as a percent of revenue were 18.1% and 18.2%, respectively. The reduction in the percent of revenue was primarily a result of revenues increasing at a higher rate than expenses, which more than offset the impact of the aforementioned $1.2 million gain on the sale of a non-core investment in 2006.
Operating income for the quarter ended June 30, 2007, was $40.0 million, an increase of 13.8% from $35.1 million for the second quarter of 2006. Operating income for the six months ended June 30, 2007, was $74.2 million compared to $65.9 million for the comparable period in 2006. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.
Favorable foreign exchange rates increased revenue and operating profit by 3.3% and 3.4%, respectively, for the three months ended June 30, 2007, over the same quarter of 2006. For the six months ended June 30, 2007, foreign exchange rates increased revenue by 3.2% and operating income by 3.4% over the comparable period last year.
Interest expense for the quarter ended June 30, 2007, was $9.5 million, an increase of 5.5% over the prior year’s quarter. Interest expense for the six months ended June 30, 2007, was $18.7 million compared to $17.7 million in the prior year period. The increase in both periods was a result of higher average rates partially offset by a reduction in average debt balances.
The effective income tax rates were 30.4% and 29.4% for the quarter ended June 30, 2007 and 2006, respectively. The effective income tax rates were 30.5% and 29.3% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rates for the three and six month periods in both years were reduced by changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. For the three and six months ended June 30, 2006, these reductions were partially offset by a higher rate on the gain on the sale of a non-core investment. Management expects the effective tax rate for the remainder of 2007 to be 33%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the second quarter of 2007 increased 7.7% to $202.9 million from $188.3 million for the same period last year. The increase in revenue was primarily due to higher volumes and prices in North America ($4.8 million) and higher volumes in the fragrances product line ($2.6 million) combined with the favorable impact of foreign exchange rates ($5.2 million).

For the quarter ended June 30, 2007, operating income increased 15.0% to $31.2 million from $27.1 million last year. The increase was primarily attributable to higher profit in North America ($1.9 million), Europe ($1.2 million) and Latin America ($0.5 million), combined with the favorable impact of exchange rates ($0.4 million). The increase in North America was primarily due to improved pricing in dehydrated flavors and other flavors, higher volumes and favorable product mix partially offset by higher raw material costs. The increase in Europe was primarily due to lower costs. The increase in Latin America was primarily due to higher volumes and prices partially offset by increased raw material costs. Operating income as a percent of revenue was 15.4%, an increase of 100 basis points from the comparable quarter last year, primarily due to the reasons provided above.
For the six months ended June 30, 2007, revenue for the Flavors & Fragrances segment was $387.2 million, an increase of 7.9% from $358.8 million reported in the same period last year. The increase in revenue was primarily due to higher volumes and prices in North America ($9.9 million) and higher volumes in the fragrances product line ($4.3 million) combined with the favorable impact of foreign exchange rates ($9.6 million).
Operating income for the six months ended June 30, 2007, increased 14.7% to $57.4 million from $50.0 million last year. The increase in operating income was primarily due to improvements in North America ($4.2 million), Europe ($1.8 million) and Latin America ($0.9 million) combined with the favorable impact of foreign exchange rates ($0.6 million). The increase in North America was primarily due to improved pricing and higher volumes in dehydrated flavors and other flavors, and favorable product mix partially offset by higher raw material costs. The increase in Europe was primarily attributable to higher selling prices and lower costs. The increase in Latin America was primarily due to higher selling prices and favorable volumes. Operating income as a percent of revenue was 14.8%, an increase of 90 basis points from the comparable period last year, primarily due to the reasons provided above.
Color –
Revenue for the Color segment for the second quarter of 2007 was $95.6 million, an increase of 5.6% from $90.5 million reported in the prior year’s comparable period. The increase in revenue was primarily due to higher volumes of food and beverage colors ($3.0 million), higher volumes of cosmetic colors ($1.2 million) and the favorable effect of foreign exchange rates ($3.2 million), partially offset by lower sales of technical colors ($2.2 million). The decrease in sales of technical colors primarily related to lower demand for inkjet inks and colors for industrial applications.
Operating income for the quarter ended June 30, 2007, was $17.2 million versus $15.8 million in the comparable period last year. The increase was primarily due to higher profit from sales of food and beverage colors ($1.0 million) and cosmetic colors ($0.7 million), and the favorable effect of foreign exchange rates ($0.6 million), partially offset by lower profit from reduced sales of technical colors ($0.8 million). The improved profits from food and beverage colors and cosmetic colors primarily relate to higher volumes. Operating income as a percent of revenue increased 50 basis points from the prior year’s quarter to 18.0%.
For the six months ended June 30, 2007, revenue for the Color segment was $191.6 million compared to $179.7 million in 2006. The increase in revenue was primarily due to increased sales volume of food and beverage colors ($7.2 million), increased volumes of cosmetic colors ($3.2 million) and the favorable effect of foreign exchange rates ($6.1 million) partially offset by lower sales of technical colors ($4.6 million). The decline in technical colors was primarily due to lower demand for inkjet inks and colors for industrial applications.
Operating income for the six months ended June 30, 2007, increased 8.6% to $34.4 million from $31.7 million in the comparable period last year. The increase was primarily due to the impact of higher volumes of food and beverage colors ($1.7 million), the impact of increased volumes of cosmetic colors ($1.5 million) and the favorable effect of foreign exchange rates ($1.3 million). These items were partially reduced by the impact of lower volumes of technical colors ($1.5 million). Operating income as a percent of revenue was 18.0%, an increase of 40 basis points from the comparable quarter last year, primarily due to the reasons provided above.

FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 40.4% as of June 30, 2007, from 43.1% as of December 31, 2006. The improvement resulted from an increase in equity and a decrease in total debt since December 31, 2006.
Net cash provided by operating activities was $48.8 million for the six months ended June 30, 2007, compared to $43.6 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to higher net earnings.
Net cash used in investing activities was $13.7 million and $13.6 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures were $15.6 million and $17.8 million for the six months ended June 30, 2007 and 2006, respectively.
Net cash used in financing activities was $34.7 million and $31.9 million for the six months ended June 30, 2007 and 2006, respectively. Net repayments of debt were $27.7 million and $16.3 million for the first six months of 2007 and 2006, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $15.0 million and $13.9 million were paid during the six months ended June 30, 2007 and 2006, respectively. For the first six months of 2007 and 2006, the net cash provided by operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings.
The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders. The Company increased its quarterly cash dividend on its common stock from 16 cents per share to 18 cents per share effective for the quarterly dividend to shareholders of record on August 9, 2007.
In June 2007, the Company completed a new $300 million revolving credit facility with eight banks. The new facility replaces the Company’s $225 million facility, matures in 2012 and is unsecured. The facility will be used for general corporate purposes and to refinance approximately $90 million of notes that mature at the end of 2007.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2007. For additional information about contractual obligations, refer to pages 23 and 24 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of June 30, 2007.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2007. For additional information about critical accounting policies, refer to page 22 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2007. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2007, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Clean Air Act Notices of Violation
On June 24, 2004, the United States Environmental Protection Agency (the “EPA”) issued a Notice of Violation/Finding of Violation (“NOV”) to Lesaffre Yeast Corporation (“Lesaffre”) for alleged violations of the Wisconsin air emission requirements. The NOV generally alleged that Lesaffre’s Milwaukee, Wisconsin, facility violated air emissions limits for volatile organic compounds during certain periods from 1999 through 2003. Some of these violations allegedly occurred before Lesaffre purchased Red Star Yeast & Products (“Red Star Yeast”) from the Company.
On June 30, 2005, the EPA issued a second NOV to Lesaffre and Sensient which alleged that certain operational changes were made during Sensient’s ownership of the Milwaukee facility without complying with new-source review procedures and without the required air pollution control permit. The Company raised significant legal defenses in response to the June 2005 NOV. The Company met with the EPA in an attempt to resolve the NOVs. In September 2005, as follow-up to one of those meetings, the Company submitted information to refute the allegations of the June 30, 2005 NOV and requested that the NOV be withdrawn. In December 2005, Lesaffre closed the Milwaukee plant. The Company informed the EPA of this development.
On December 18, 2006, the EPA issued an Administrative Complaint to assess a penalty for the alleged violations covered by the two NOVs. The EPA named Lesaffre as a respondent in that proceeding. The EPA did not name Sensient as a respondent in that proceeding. The EPA proposed a penalty covering both NOVs of $488,000.
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
In June 2007, Lesaffre entered into a comprehensive settlement agreement with the EPA under which Lesaffre agreed to pay an administrative penalty of $202,500 to resolve the liability under the Administrative Complaint in connection with both the June 24, 2004 and June 30, 2005 NOVs. As a part of the settlement, Sensient agreed to pay Lesaffre $125,000 for the portion of the penalty attributable to the June 30, 2005 NOV. Sensient made the payment to Lesaffre on July 9, 2007. Sensient’s payment fully resolved its liability to Lesaffre under the February 23, 2001 Asset Purchase Agreement as it relates to all matters arising under EPA’s Administrative Complaint.
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

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. The motion was fully briefed in anticipation of a July 6, 2007 motion return date. The Company now awaits a response from the Court. Sensient Colors, Inc. intends to vigorously defend its interests in the litigation and is evaluating, among other things, the pursuit of additional PRPs, and additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.
Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (the “Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (the “Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“the DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“the NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Company expects the DEP and the NJSCC to file answers to the complaint and cross claims in the near future. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.
Kuiper et al. v. Sensient Flavors Inc. et al.
In late January 2006, the Company’s Sensient Flavors Inc. subsidiary and certain other flavor manufacturers, and a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at the American Popcorn Company of Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against Sensient Flavors Inc., involving another worker at the same facility. That lawsuit was ultimately settled and Sensient Flavors Inc. paid nothing to the plaintiff. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. A motion for summary judgment has been filed and discovery is continuing. A trial ready date of November 5, 2007, has been set in this matter.
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

ITEM 1A. RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information responsive to this item was provided in, and is incorporated by reference from, Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007.
ITEM 6. EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: August 8, 2007	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: August 8, 2007	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President &
Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2007

Incorporated by Reference
Exhibit	Description	From	Filed Herewith

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X