Form 10-Q
period 2007-09-30
SENSIENT TECHNOLOGIES CORP
filed 2007-11-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, par value $0.10 per share	47,406,980 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue	$294,311	$280,878	$883,889	$826,014

Cost of products sold	205,326	197,274	614,280	577,470

Selling and administrative expenses	50,856	50,063	157,277	149,100

Operating income	38,129	33,541	112,332	99,444

Interest expense	8,640	9,091	27,362	26,779

Earnings before income taxes	29,489	24,450	84,970	72,665

Income taxes	8,706	7,473	25,608	21,607

Net earnings	$20,783	$16,977	$59,362	$51,058

Average number of common shares outstanding:
Basic	46,818	45,909	46,627	45,856

Diluted	47,306	46,217	47,123	46,102

Earnings per common share:
Basic	$.44	$.37	$1.27	$1.11

Diluted	$.44	$.37	$1.26	$1.11

Dividends per common share	$.18	$.15	$.50	$.45

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,019	$5,035
Trade accounts receivable, net	196,293	178,307
Inventories	349,693	333,070
Prepaid expenses and other current assets	36,268	35,290

TOTAL CURRENT ASSETS	589,273	551,702

OTHER ASSETS	45,410	47,208
INTANGIBLE ASSETS, NET	14,681	14,507
GOODWILL	469,120	449,194
PROPERTY, PLANT AND EQUIPMENT:
Land	42,494	39,762
Buildings	252,938	243,734
Machinery and equipment	596,237	567,057
Construction in progress	29,263	20,225

	920,932	870,778
Less accumulated depreciation	(520,553)	(479,322)

	400,379	391,456

TOTAL ASSETS	$1,518,863	$1,454,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$83,630	$80,916
Accrued salaries, wages and withholdings from employees	19,773	24,539
Other accrued expenses	56,715	49,620
Income taxes	2,681	14,309
Short-term borrowings	56,298	91,226

TOTAL CURRENT LIABILITIES	219,097	260,610
OTHER LIABILITIES	18,851	4,090
ACCRUED EMPLOYEE AND RETIREE BENEFITS	46,948	43,957
LONG-TERM DEBT	445,180	441,306
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	73,585	70,420
Earnings reinvested in the business	808,289	774,677
Treasury stock, at cost	(135,892)	(147,662)
Accumulated other comprehensive income	37,409	1,273

TOTAL SHAREHOLDERS’ EQUITY	788,787	704,104

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,518,863	$1,454,067

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006

Net cash provided by operating activities	$80,660	$80,857

Cash flows from investing activities:
Acquisition of property, plant and equipment	(25,499)	(24,526)
Proceeds from sale of assets	2,114	3,164
Other investing activity	(176)	1,408

Net cash used in investing activities	(23,561)	(19,954)

Cash flows from financing activities:
Proceeds from additional borrowings	38,977	24,881
Debt payments	(83,110)	(66,367)
Purchase of treasury stock	—	(4,563)
Dividends paid	(23,484)	(20,857)
Proceeds from options exercised and other equity transactions	12,024	2,961

Net cash used in financing activities	(55,593)	(63,945)

Effect of exchange rate changes on cash and cash equivalents	478	374

Net increase (decrease) in cash and cash equivalents	1,984	(2,668)
Cash and cash equivalents at beginning of period	5,035	7,068

Cash and cash equivalents at end of period	$7,019	$4,400

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006, using the modified prospective transition method. The Company recognized $0.5 million and $0.9 million of share-based compensation expense for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized $2.3 million and $3.3 million of share-based compensation expense, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the nine months ended September 30, 2007 and 2006 had weighted-average fair values of $5.81 per share and $4.50 per share, respectively. Significant assumptions used in estimating the fair value of awards granted during the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006

Dividend yield	2.7%	3.3%
Volatility	26.0%	27.3%
Risk-free interest rate	4.8%	4.9%
Expected term (years)	5.0	5.3
3.	Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes the minimum recognition threshold which a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the measurement, classification and derecognition of tax positions. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $2.3 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company’s liability for unrecognized tax benefits at January 1, 2007, recorded in accordance with FIN 48, was approximately $13.3 million. The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $11.4 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $2.0 million of accrued interest and penalties is reported as an income tax liability as of January 1, 2007. The liability for unrecognized tax benefits is reported in Other Liabilities on the consolidated condensed balance sheet at September 30, 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of January 1, 2007, will decrease by approximately $4.0 million during 2007. The potential decrease relates to various tax matters for which the statute of limitations may expire in 2007. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential examinations, settlements and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended September 30, 2007:
Revenue from external customers	$193,406	$88,001	$12,904	$294,311
Intersegment revenue	3,758	2,660	109	6,527

Total revenue	$197,164	$90,661	$13,013	$300,838

Operating income (loss)	$29,884	$15,905	$(7,660)	$38,129
Interest expense	—	—	8,640	8,640

Earnings (loss) before income taxes	$29,884	$15,905	$(16,300)	$29,489

Three months ended September 30, 2006:
Revenue from external customers	$185,802	$84,888	$10,188	$280,878
Intersegment revenue	3,760	2,232	215	6,207

Total revenue	$189,562	$87,120	$10,403	$287,085

Operating income (loss)	$27,443	$13,879	$(7,781)	$33,541
Interest expense	—	—	9,091	9,091

Earnings (loss) before income taxes	$27,443	$13,879	$(16,872)	$24,450

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Nine months ended September 30, 2007:
Revenue from external customers	$573,155	$273,241	$37,493	$883,889
Intersegment revenue	11,175	9,003	734	20,912

Total revenue	$584,330	$282,244	$38,227	$904,801

Operating income (loss)	$87,245	$50,322	$(25,235)	$112,332
Interest expense	—	—	27,362	27,362

Earnings (loss) before income taxes	$87,245	$50,322	$(52,597)	$84,970

Nine months ended September 30, 2006:
Revenue from external customers	$538,179	$258,139	$29,696	$826,014
Intersegment revenue	10,196	8,663	933	19,792

Total revenue	$548,375	$266,802	$30,629	$845,806

Operating income (loss)	$77,456	$45,560	$(23,572)	$99,444
Interest expense	—	—	26,779	26,779

Earnings (loss) before income taxes	$77,456	$45,560	$(50,351)	$72,665

5.	Inventories

At September 30, 2007 and December 31, 2006, inventories included finished and in-process products totaling $258.9 million and $235.9 million, respectively, and raw materials and supplies of $90.8 million and $97.2 million, respectively.

6.	Debt

On June 15, 2007, the Company completed a new $300 million revolving credit facility with a group of eight banks. The new facility, which replaced the Company’s $225 million facility, matures in June 2012 and is unsecured. The agreement also permits the Company to request an increase in the aggregate facility amount to $375 million subject to the banks’ approval. Interest rates on borrowings with three days notice are determined based upon LIBOR plus a margin subject to adjustment based on the Company’s debt to EBITDA ratio, as defined, and the rating accorded the Company’s senior debt by Standards & Poor’s and Moody’s. Without the three days notice, interest is based on the higher of the prime rate or the federal funds rate plus 0.50%. A facility fee is payable on the total amount of the commitment. The facility will be used for general corporate purposes and to refinance approximately $90 million of notes that mature in the fourth quarter of 2007. Accordingly, that maturing debt has been classified as long-term debt in the Consolidated Condensed Balance Sheet.

7.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Service cost	$261	$277	$784	$830
Interest cost	601	579	1,797	1,738
Expected return on plan assets	(161)	(199)	(480)	(596)
Amortization of prior service cost	484	484	1,452	1,452
Amortization of actuarial loss	49	84	146	251

Defined benefit expense	$1,234	$1,225	$3,699	$3,675

During the three and nine months ended September 30, 2007, the Company made contributions to its defined benefit pension plans of $1.1 million and $2.5 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $2.7 million in 2007.

8.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Net earnings	$20,783	$16,977	$59,362	$51,058
Currency translation adjustments	20,679	13,172	35,743	28,642
Net unrealized gain (loss) on cash flow hedges	312	(91)	393	(137)

Net comprehensive income	$41,774	$30,058	$95,498	$79,563

9.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net earnings	$59,362	$51,058
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	33,154	32,635
Stock-based compensation	2,344	3,250
(Gain) loss on assets	(469)	720
Deferred income taxes	8,545	1,192
Changes in operating assets and liabilities	(22,276)	(7,998)

Net cash provided by operating activities	$80,660	$80,857

10.	Commitments and Contingencies.

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

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. The motion was fully briefed in anticipation of a July 6, 2007 motion return date. On October 30, 2007, the Court issued a memorandum opinion and order denying the motion. Sensient Colors, Inc. will file a timely answer to the complaint and intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the

Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors Inc. has responded to all three cross-claims. Fact discovery is on-going and, pursuant to court order, will close on February 29, 2008. A Case Management Conference has been scheduled for March 3, 2008 to establish a schedule for, among other things, expert discovery. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.
As of September 30, 2007, the liabilities related to environmental matters are estimated to be between $1.4 million and $28.1 million. As of September 30, 2007, the Company has accrued $2.3 million for environmental matters, of which $1.8 million is related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.

Commercial Litigation

The following are significant commercial cases involving the Company.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company’s subsidiary, Sensient Flavors Inc., certain other flavor manufacturers, a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at the American Popcorn Company in Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against Sensient Flavors Inc., involving another worker at the same facility. That lawsuit was ultimately dismissed and Sensient Flavors Inc. paid nothing to the plaintiff. In late October of 2007, Sensient settled the Kuipers’ claim for a confidential amount with Sensient making no admission of liability.

Gill et al. v. Sensient Flavors Inc. et al.

On August 2, 2007, the Company’s subsidiary, Sensient Flavors Inc., certain other flavor manufacturers, certain manufacturers of the chemical diacetyl, and a flavor industry trade association were sued in the Marion County State Court in Indianapolis, Indiana, by Sarah Gill, Judy and Wayne Hults, Shelly Moore, Matthew Niebauer, Terry Reynolds, and Betty and Paul Stapleton. Plaintiffs Gill, Judy Hults, Moore, Niebauer, Reynolds and Betty Stapleton claim that while working at the Weaver Popcorn Company of Van Buren, Indiana, they were exposed to vapors from butter flavoring and other products that contain the chemical diacetyl. They allege that this exposure caused injury to their respiratory systems. Wayne Hults and Paul Stapleton’s claims are for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors Inc., in other jurisdictions over the use of diacetyl in butter flavoring for microwave popcorn. The defendants, including Sensient Flavors Inc., have removed the matter to Federal Court and filed motions for dismissal. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. An analysis of its sales records by Sensient Flavors Inc. reveals that it did not sell any diacetyl containing products to the Weaver Popcorn facility. Because this case is in its very early stages, no trial date has been set.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Revenue for the third quarter of 2007 was $294.3 million, an increase of 4.8% from $280.9 million recorded in the prior year third quarter. For the nine months ended September 30, 2007, revenue was $883.9 million, an increase of 7.0% from the comparable period in 2006. Revenue for the Flavors & Fragrances segment increased by 4.0% and 6.6% for the quarter and nine months ended September 30, 2007, respectively, over the comparable periods last year. Revenue for the Color segment increased by 4.1% and 5.8% for the quarter and nine months ended September 30, 2007, respectively, over the comparable periods last year. Revenue for Asia Pacific increased by 25.1% and 24.8% for the quarter and nine months ended September 30, 2007, respectively, over the comparable periods last year. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 40 basis points to 30.2% for the three months ended September 30, 2007, from 29.8% for the same period in 2006. In the quarter, higher selling prices more than offset the impact of higher raw material costs. For the nine months ended September 30, 2007 and 2006, the gross profit margin was 30.5% and 30.1%, respectively. For the nine-month period, higher selling prices and favorable product mix more than offset the impact of higher raw material costs.

Selling and administrative expenses as a percent of revenue decreased 50 basis points to 17.3% in the quarter ended September 30, 2007, from 17.8% in the quarter ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, selling and administrative expenses as a percent of revenue were 17.8% and 18.1%, respectively. The reduction in the percent of revenue was primarily a result of revenues increasing at a higher rate than expenses. The Company continues to focus on controlling selling and administrative expenses.

Operating income for the quarter ended September 30, 2007, was $38.1 million, an increase of 13.7% from $33.5 million for the third quarter of 2006. Operating income for the nine months ended September 30, 2007, was $112.3 million compared to $99.4 million for the comparable period in 2006. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.

Favorable foreign exchange rates increased revenue and operating profit by 3.9% and 4.5%, respectively, for the three months ended September 30, 2007, over the same quarter of 2006. For the nine months ended September 30, 2007, foreign exchange rates increased revenue by 3.4% and operating income by 3.7% over the comparable period last year.

Interest expense for the quarter ended September 30, 2007, was $8.6 million, a decrease of 5.0% from the prior year’s quarter. The decrease in the quarter was the result of lower average debt balances partially offset by higher interest rates. Interest expense for the nine months ended September 30, 2007, was $27.4 million compared to $26.8 million in the prior year period. The increase in the year-to-date period was a result of higher average rates partially offset by a reduction in average debt balances.

The effective income tax rates were 29.5% and 30.6% for the quarter ended September 30, 2007 and 2006, respectively. The effective income tax rates were 30.1% and 29.7% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rates for the three and nine month periods in both years were reduced by changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. These reductions were partially offset by a tax rate change for a foreign operation for the three and nine months ended September 30, 2007, and by a higher rate on the gain on the sale of a non-core investment for the nine months ended September 30, 2006. Management expects the effective tax rate for the remainder of 2007 to be 33.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances —

Revenue for the Flavors & Fragrances segment in the third quarter of 2007 increased 4.0% to $197.2 million from $189.6 million for the same period last year. The increase in revenue was primarily due to the favorable impact of foreign exchange rates ($6.5 million) and higher revenue in North America ($2.0 million) partially offset by lower revenue in Europe ($1.1 million). The increase in North America was primarily related to higher prices in dehydrated flavors and other flavors. The lower revenue in Europe was primarily due to lower volumes.

For the quarter ended September 30, 2007, operating income increased 8.9% to $29.9 million from $27.4 million last year. The increase was primarily attributable to higher profit in North America ($2.4 million) and Europe ($0.6 million) and the favorable impact of exchange rates ($0.7 million) partially offset by lower profit in Fragrances ($0.8 million). The increase in North America was primarily due to improved pricing in dehydrated flavors and other flavors, and improved efficiencies, partially offset by higher raw material costs. The increase in Europe was primarily due to lower costs. The decrease in Fragrances was primarily due to lower selling prices. Operating income as a percent of revenue was 15.2%, an increase of 70 basis points from the comparable quarter last year, primarily due to the reasons provided above.

For the nine months ended September 30, 2007, revenue for the Flavors & Fragrances segment was $584.3 million, an increase of 6.6% from $548.4 million reported in the same period last year. The increase in revenue was primarily due to the favorable impact of foreign exchange rates ($16.5 million) combined with higher volumes and prices in North America ($11.8 million), higher volumes in the fragrances product line ($3.9 million) and higher volumes and prices in Latin America ($2.1 million).

Operating income for the nine months ended September 30, 2007, increased 12.6% to $87.2 million from $77.5 million last year. The increase in operating income was primarily due to improvements in North America ($6.5 million), Europe ($2.4 million) and Latin America ($0.6 million) combined with the favorable impact of foreign exchange rates ($1.3 million). The increase in North America was primarily due to improved pricing and higher volumes in dehydrated flavors and other flavors, and favorable product mix, partially offset by higher raw material costs. The increase in Europe was primarily attributable to higher selling prices and lower costs partially offset by unfavorable product mix. The increase in Latin America was primarily due to higher selling prices partially offset by higher costs. Operating income as a percent of revenue was 14.9%, an increase of 80 basis points from the comparable period last year, primarily due to the reasons provided above.

Color —

Revenue for the Color segment for the third quarter of 2007 was $90.7 million, an increase of 4.1% from $87.1 million reported in the prior year’s comparable period. The increase in revenue was primarily due to the favorable effect of foreign exchange rates ($3.5 million) and higher volumes of food and beverage colors ($2.4 million), partially offset by lower sales of technical colors ($1.8 million). The decrease in sales of technical colors primarily related to lower demand for inkjet products and colors for industrial applications.

Operating income for the quarter ended September 30, 2007, was $15.9 million versus $13.9 million in the comparable period last year. The increase was primarily due to higher profit from increased volumes of food and beverage colors ($1.6 million) and the favorable effect of foreign exchange rates ($0.7 million), partially offset by lower profit from reduced sales of technical colors ($0.2 million). Operating income as a percent of revenue increased 160 basis points from the prior year’s quarter to 17.5%.

For the nine months ended September 30, 2007, revenue for the Color segment was $282.2 million compared to $266.8 million in 2006. The increase in revenue was primarily due to the favorable effect of foreign exchange rates ($9.8 million), increased sales volumes of food and beverage colors ($9.5 million) and increased volumes of cosmetic colors ($2.6 million), partially offset by lower sales of technical colors ($6.4 million). The decline in technical colors was primarily due to lower demand for inkjet products and colors for industrial applications.

Operating income for the nine months ended September 30, 2007, increased 10.5% to $50.3 million from $45.6 million in the comparable period last year. The increase was primarily due to the impact of higher volumes of food and beverage colors ($3.4 million), the impact of increased volumes of cosmetic colors ($1.5 million) and the favorable effect of foreign exchange rates ($1.9 million). These items were partially reduced by the impact of lower volumes of technical colors ($1.7 million). Operating income as a percent of revenue was 17.8%, an increase of 70 basis points from the comparable quarter last year, primarily due to the reasons provided above.

FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 38.9% as of September 30, 2007, from 43.1% as of December 31, 2006. The improvement resulted from an increase in equity, primarily from current year earnings, and a decrease in total debt funded by cash provided by operating activities.

Net cash provided by operating activities was $80.7 million for the nine months ended September 30, 2007, compared to $80.9 million for the comparable period last year. The increase in cash provided by operating activities as a result of higher net earnings was offset by an increase in net working capital.

Net cash used in investing activities was $23.6 million and $20.0 million for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures were $25.5 million and $24.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Net cash used in financing activities was $55.6 million and $63.9 million for the nine months ended September 30, 2007 and 2006, respectively. Net repayments of debt were $44.1 million and $41.5 million for the first nine months of 2007 and 2006, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $23.5 million and $20.9 million were paid during the nine months ended September 30, 2007 and 2006, respectively, reflecting the Company’s increase in the dividend to $0.50 per share in the first nine months of 2007 compared to $0.45 in the same period of 2006. The Company increased its quarterly dividend to $0.18 per share effective for the quarterly dividend paid on September 4, 2007, from the previous rate of $0.16 per share which had been in effect since the fourth quarter of 2006. For the first nine months of 2007 and 2006, the net cash provided by operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings.

The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.

In June 2007, the Company completed a new $300 million revolving credit facility with eight banks. The new facility replaces the Company’s $225 million facility, matures in 2012 and is unsecured. The facility will be used for general corporate purposes and to refinance approximately $90 million of notes that mature in the fourth quarter of 2007.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2007. For additional information about contractual obligations, refer to pages 23 and 24 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2007. For additional information about critical accounting policies, refer to page 22 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2007. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2006 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting: There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2007, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. The motion was fully briefed in anticipation of a July 6, 2007 motion return date. On October 30, 2007, the Court issued a memorandum opinion and order denying the motion. Sensient Colors, Inc. will file a timely answer to the complaint and intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors Inc. has responded to all three cross-claims. Fact discovery is on-going and, pursuant to court order, will close on February 29, 2008. A Case Management Conference has been scheduled for March 3, 2008 to establish a schedule for, among other things, expert discovery. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

Kuiper et al. v. Sensient Flavors Inc. et al.

In late January 2006, the Company’s subsidiary, Sensient Flavors Inc., certain other flavor manufacturers, a flavor industry trade association and its management company were sued in the Federal District Court for the Northern District of Iowa, Western Division, by Ronald Kuiper and his spouse, Conley Kuiper. Mr. Kuiper claims that while working at the American Popcorn Company in Sioux City, Iowa, he was exposed to butter flavoring vapors that caused injury to his respiratory system. Ms. Kuiper’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in another complaint that was filed against Sensient Flavors Inc., involving another worker at the same facility. That lawsuit was ultimately dismissed and Sensient Flavors Inc. paid nothing to the plaintiff. In late October of 2007, Sensient settled the Kuipers’ claim for a confidential amount with Sensient making no admission of liability.

Gill et al. v. Sensient Flavors Inc. et al.

On August 2, 2007, the Company’s subsidiary, Sensient Flavors Inc., certain other flavor manufacturers, certain manufacturers of the chemical diacetyl, and a flavor industry trade association were sued in the Marion County State Court in Indianapolis, Indiana, by Sarah Gill, Judy and Wayne Hults, Shelly Moore, Matthew Niebauer, Terry Reynolds, and Betty and Paul Stapleton. Plaintiffs Gill, Judy Hults, Moore, Niebauer, Reynolds and Betty Stapleton claim that while working at the Weaver Popcorn Company of Van Buren, Indiana, they were exposed to vapors from butter flavoring and other products that contain the chemical diacetyl. They allege that this exposure caused injury to their respiratory systems. Wayne Hults and Paul Stapleton’s claims are for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors Inc., in other jurisdictions over the use of diacetyl in butter flavoring for microwave popcorn. The defendants, including Sensient Flavors Inc., have removed the matter to Federal Court and filed motions for dismissal. The Company believes that plaintiffs’ claims are without merit and is vigorously defending this case. An analysis of its sales records by Sensient Flavors Inc. reveals that it did not sell any diacetyl containing products to the Weaver Popcorn facility. Because this case is in its very early stages, no trial date has been set.

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

SENSIENT TECHNOLOGIES CORPORATION
Date: November 8, 2007	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: November 8, 2007	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President &
Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2007

Exhibit	Description	Incorporated by Reference From	Filed Herewith

31	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X