Form 10-K
period 2007-12-31
SENSIENT TECHNOLOGIES CORP
filed 2008-02-29
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2007 was $1,179,372,101. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 47,820,632 shares of Common Stock outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 14, 2008 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2007 INDEX

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

The Company can also be reached at its website at www.sensient-tech.com. The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this annual report. The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Standards of Conduct for International Employees, Code of Ethics for Senior Financial Officers, and Corporate Governance Guidelines are also available on the Company’s website, and are available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, the Standards of Conduct, the Code of Ethics or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

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

The Company’s principal products include:

•	flavors, flavor enhancers and bionutrients;

•	fragrances and aroma chemicals;

•	dehydrated vegetables and other food ingredients;

•	natural and synthetic food colors;

•	cosmetic and pharmaceutical additives;

•	technical colors, inkjet colors and inks, and specialty dyes and pigments; and

•	chemicals for laser printing and flat screen displays.

On July 19, 2007, the Company announced an increase in its cash dividend on its common stock from an annual rate of 64 cents per share to an annual rate of 72 cents per share, commencing with the quarterly dividend paid on September 4, 2007 to shareholders of record on August 9, 2007.

The Company’s operations, except for the Asia Pacific Group, are managed on a products-and-services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. The Company realigned its segments in 2005. As a result, Japan and China, previously included in the Asia Pacific Group, are now reported as part of the Flavors & Fragrances Group. Financial information regarding the Company’s two reportable segments is incorporated by reference to the information set forth on pages 39 through 41 of the Company’s 2007 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

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

In 2000, the Company integrated its former Dehydrated Products Division into the Flavors & Fragrances Group. Operating through its Sensient Dehydrated Flavors business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. In addition, Sensient Dehydrated Flavors is one of the leading dehydrators of specialty vegetables in Europe. Advanced dehydration technologies utilized by Sensient Dehydrated Flavors permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

The Flavors & Fragrances Group operates principally through the Company’s subsidiaries Sensient Flavors LLC and Sensient Dehydrated Flavors LLC. The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Wisconsin, Belgium, Canada, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain and the United Kingdom.

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

The Color Group operates under the following trade names:

•	Sensient Food Colors (food and beverage colors);

•	Sensient Pharmaceutical Technologies (pharmaceutical colors and coatings);

•	Sensient Paper Colors (paper dyes and colorants);

•	Sensient Cosmetic Technologies (cosmetic colors and ingredients and systems); and

•	Sensient Technical Colors (including paper colors; industrial colors for plastics, leather, wood stains, antifreeze and other uses; inkjet colors and inks; specialty inks; and display imaging).

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

As indicated above, operations in China and Japan are included in the Company’s Flavors and Fragrances Group.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2007, the Company employed approximately 447 people in research, development and quality assurance.

Expenditures for research and development related to continuing operations in calendar year 2007 were $25.7 million, compared with $24.8 million in the year ended December 31, 2006 and $26.4 million in the year ended December 31, 2005. As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom. In December 2007, the Flavors & Fragrances Group plant in Spain received additional certification through the ISO 14001 and 18001 quality standards.

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

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 8 to the Consolidated Financial Statements of the Company, which appears on page 41 of the 2007 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2007, the Company employed 3,623 persons worldwide.

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

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this Report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 17 through 24 of the 2007 Annual Report to Shareholders and “Forward Looking Statements” on page 2 of this Report, the following factors should be considered:

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

Commodity and energy price increases will raise both our raw material costs and operating costs. We may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and related profitability.

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

None.

Item 2.	Properties

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES

California
Escondido	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D and sales/food colors

UNITED STATES (Continued)

New Jersey
South Plainfield (2) **	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL

Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors
Sydney*	Asia Pacific	Sales/food colors and flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production and sales/food colors
São Paulo*	Flavors & Fragrances	Production and sales/flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production and sales/food colors
Mississauga, Ontario (2)	Flavors & Fragrances	R&D and sales/flavors
Rexdale, Ontario *	Flavors & Fragrances	Production/ingredients and flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	Flavors & Fragrances	Sales/colors and flavors
Guangzhou*	Flavors & Fragrances	Production, R&D and sales/flavors and food and pharmaceutical colors
Hong Kong*	Flavors & Fragrances	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	Flavors & Fragrances	R&D and sales/colors and flavors

Costa Rica
San Jose*	Flavors & Fragrances	Sales/flavors

INTERNATIONAL (Continued)

Czech Republic
Prague*	Color	Sales/food colors

England
Kings Lynn *	Color	Production/food colors and dyes
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

Germany
Bremen *	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production and sales/natural colors

Japan
Osaka*	Flavors & Fragrances	Sales/flavors and colors
Hitachi	Flavors & Fragrances	Production/flavors and colors
Tokyo*	Flavors & Fragrances	R&D and sales/flavors and colors

Korea
Seoul*	Flavors & Fragrances	Sales/flavors, colors and display-imaging chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

INTERNATIONAL (Continued)

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors

Romania
Morazia*	Color	Sales/food colors

Serbia
Zenta	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production and sales/food colors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/ technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.
**	Indicates two leased properties at the location.

Item 3.	Legal Proceedings

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

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. The motion was fully briefed in anticipation of a July 6, 2007 motion return date. On October 30, 2007, the Court issued a memorandum opinion and order denying the motion. Sensient Colors, Inc. filed a timely answer to the complaint and a third-party complaint against the current owner and former owner and operator of the site. More recently, the United States moved to dismiss Sensient Colors Inc.’s affirmative defenses. Sensient Colors Inc. has opposed the motion and awaits the Court’s determination. The Court has ordered that requests for written discovery be served by March 17, 2008, with responses to be served by May 2, 2008. The deadline for completion of all discovery is currently set for October 31, 2008. A case management conference has been scheduled for June 12, 2008. Sensient Colors Inc. intends to vigorously defend its interests in the litigation. It is evaluating, among other things, additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors Inc. has responded to all three cross-claims. Fact discovery is on-going. A case management conference has been scheduled for March 3, 2008 to establish a schedule for, among other things, expert discovery. To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff.

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

On August 2, 2007, the Company’s subsidiary, Sensient Flavors Inc., certain other flavor manufacturers, certain manufacturers of the chemical diacetyl, and a flavor industry trade association were sued in the Marion County State Court in Indianapolis, Indiana, by Sarah Gill, Judy and Wayne Hults, Shelly Moore, Matthew Niebauer, Terry Reynolds, and Betty and Paul Stapleton. Plaintiffs Gill, Judy Hults, Moore, Niebauer, Reynolds and Betty Stapleton claim that while working at the Weaver Popcorn Company of Van Buren, Indiana, they were exposed to vapors from butter flavoring and other products that contain the chemical diacetyl. They allege that this exposure caused injury to their respiratory systems. Wayne Hults and Paul Stapleton’s claims are for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors Inc., in other jurisdictions over the use of diacetyl in butter flavoring for microwave popcorn. The defendants, including Sensient Flavors Inc., removed the matter to Federal Court and filed motions for dismissal. An analysis of its sales records by Sensient Flavors Inc. reveals that it did not sell any diacetyl containing products to the Weaver Popcorn facility. By order dated January 15, 2008, the District Court dismissed Sensient Flavors Inc. from the case, without prejudice.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of February 29, 2008 are as follows:

Name	Age	Position
Kenneth P. Manning	66	Chairman and Chief Executive Officer
Peter G. Bradley	49	President - Color Group
James J. Clarke	58	Assistant Secretary and Assistant General Counsel
John F. Collopy	38	Treasurer
Neil G. Cracknell	46	President - Flavors & Fragrances Group
Robert J. Edmonds	51	President and Chief Operating Officer
John L. Hammond	61	Vice President, Secretary and General Counsel
Richard F. Hobbs	60	Vice President and Chief Financial Officer

Richard J. Malin	41	Assistant Controller
Douglas S. Pepper	55	Vice President - Administration
Stephen J. Rolfs	43	Vice President, Controller and Chief Accounting Officer

The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Bradley has held his present office since July 2005 and previously served as President-Asia Pacific Group (2004-2005) and General Manager-Food Colors UK (2003-2004). Mr. Clarke has served as Assistant Secretary since October 2006 and as Assistant General Counsel since 2003 and previously practiced law in Illinois. Mr. Collopy has held his present office since October 2006, and previously served as Assistant Treasurer (February 2006 - October 2006), Director, Treasury Operations (2004-2006), and Manager, Corporate Development (1999-2004). Mr. Cracknell has held his present office since December 20, 2007 and previously served as Vice President and Deputy Group Executive of the Flavors & Fragrances Group (October 18 - December 19, 2007) and as President - Dehydrated Flavors (February 2002 - October 2007). Mr. Edmonds has held his present position since August 2007 and previously served as General Manager - Food Colors North America (July 2005 - August 2007) and as a consultant to Sensient Colors Inc. (September 2004 - July 2005) and as a Vice President for Marketing and Process Technologies of Engelhard Corporation (January 2003 - September 2004). Mr. Malin has held his present office since April 2005 and previously served as Assistant Treasurer (2001-2005). Mr. Pepper has held his current position since February 7, 2008 and previously served as Vice President - Human Resources (September 2007 - January 2008), Chief Financial Officer - Color Group (December 2005 - September 2007), and as regional Chief Financial Officer for Omnicare, Inc. (January 2000 - December 2005).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2006 and 2007 appearing under “Common Stock Prices and Dividends” on page 47 of the 2007 Annual Report to Shareholders are incorporated by reference. In 2007, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of February 15, 2008, 2,012,990 shares had been repurchased under the latter authorization. The following table provides the specified information about share repurchases by the Company during the fourth quarter of 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under recent plans or programs
October 2007	—	—	—	3,034,110
November 2007	47,100	$26.8577	47,100	2,987,010
December 2007	—	—	—	2,987,010

Total	47,100	$26.8577	47,100

The number of shareholders of record on February 15, 2008 was 3,259.

On July 19, 2007, the Company announced an increase in its cash dividend on its common stock from an annual rate of 64 cents per share to an annual rate of 72 cents per share, commencing with the quarterly dividend paid on September 4, 2007 to shareholders of record on August 9, 2007.

Information regarding the Company’s equity compensation plans appears in Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 48 and 49 of the 2007 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 17 through 24 of the 2007 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 22 and 23 of the 2007 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 25 through 43 and page 47 of the 2007 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer, and its Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management’s report on internal control over financial reporting, which appears on page 44 of the 2007 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting, set forth on page 46 of the 2007 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and officers appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 14, 2008 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

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

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2007 through December 31, 2007, or in any such proposed transaction. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedules. See below for “List of Financial Statements and Financial Statement Schedules.”

3:	See Exhibit Index following this report. With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are exhibits hereto because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

List of Financial Statements and Financial Statement Schedules

1. Financial Statements	Page Reference in 2007 Annual Report To Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2007:

Reports of Independent Registered Public Accounting Firms	45-46

Consolidated Balance Sheets - December 31, 2007 and 2006	26

Consolidated Statements of Earnings - Years ended December 31, 2007, 2006 and 2005	25

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2007, 2006 and 2005	28-29

Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005	27

Notes to Consolidated Financial Statements	30-43

2. Financial Statement Schedules	Page Reference in Form 10-K

Reports of Independent Registered Public Accounting Firms	20

Schedule II - Valuation and Qualifying Accounts	21

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and for the years then ended and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 13, 2008. Such consolidated financial statements and reports are included in your 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated statements of earnings, shareholders’ equity, and cash flows of Sensient Technologies Corporation and subsidiaries (the “Company”) for the year ended December 31, 2005, and have issued our report thereon dated February 17, 2006. Such consolidated financial statements and report are included in your 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, that consolidated financial statement schedule as it relates to information for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 17, 2006

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2007, 2006, 2005

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2005 Allowance for losses: Trade accounts receivable	$6,629	$2,465	$0	$1,767	$7,327

2006 Allowance for losses: Trade accounts receivable	$7,327	$1,901	$0	$1,557	$7,671

2007 Allowance for losses: Trade accounts receivable	$7,671	$646	$0	$4,075	$4,242

(A)	Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Vice President, Secretary & General Counsel

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 29, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board and Chief Executive Officer	Director

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Vice President and Chief Financial Officer	Director

/s/ Stephen J. Rolfs	/s/ Peter M. Salmon
Stephen J. Rolfs	Peter M. Salmon
Vice President, Controller and Chief Accounting Officer	Director

/s/ Hank Brown	/s/ Elaine R. Wedral
Hank Brown	Elaine R. Wedral
Director	Director

/s/ Fergus M. Clydesdale	/s/ Essie Whitelaw
Fergus M. Clydesdale	Essie Whitelaw
Director	Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of April 26, 2007	Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No.1-7626)

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Executive Employment Contract between Registrant and Kenneth P. Manning dated December 1, 2005 (superseded)	Exhibit 10.2 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated August 17, 2007 between Registrant and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1(b) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amendment No. 1 to Executive Change in Control Agreement, dated October 14, 2004	Exhibit 10.3 to Current Report on Form 8-K dated October 14, 2004 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendment No. 2 to Executive Change in Control Agreement, dated December 1, 2005	Exhibit 10.5 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1990 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(d) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1990 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(d)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1 (e)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(g)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(h)(1)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(i)	Amended and Restated Directors Deferred Compensation Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(i)(1)	Amendment No. 1 to the Directors Deferred Compensation Plan dated December 12, 2000	Exhibit 10.1(h)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 2 to the Directors Deferred Compensation Plan, dated July 17, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-7626)

10. 1(j)	Amended and Restated Management Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(j) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10.1(k)	Amended and Restated Executive Income Deferral Plan, dated December 31, 2002	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-7626)

10. 1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(m)	Trust Agreement, including Changes upon Appointment of Successor Trustee dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No- 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(o)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(o)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(p)	Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers dated as of February 12, 2004	Appendix D to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(q)	Form of Management Incentive Plan for Group and Division Presidents	Exhibit 10.2 (s) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(q)(1)	Amendment No. 1 to the Management Incentive Plan for Group and Division Presidents dated December 12, 2000	Exhibit 10.1(p)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(r)	Form of Management Incentive Plan for Corporate Management	Exhibit 10.2(t) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(r)(1)	Amendment No. 1 to Management Incentive Plan for Corporate Management dated December 12, 2000	Exhibit 10.1(q)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(s)	Form of Management Incentive Plan for Group and Division Management	Exhibit 10.2(u) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(s)(1)	Amendment No. 1 to Management Incentive Plan for Group and Division Management dated December 12, 2000	Exhibit 10.1(r)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A)	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(t)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan A dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(t)(2)	Amendment No. 2 to Supplemental Executive Retirement Plan A dated December 1, 2005	Exhibit 10.3 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(u)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B)	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

10.1(u)(1)	Amendment No. 1 to Supplemental Executive Retirement Plan B dated October 14, 2004	Exhibit 10.1 to Current Report on Form 8 K filed October 14, 2004 (Commission File No. 1-7626)

10.1(u)(2)	Amendment No. 2 to Supplemental Executive Retirement Plan B dated December 1, 2005	Exhibit 10.4 to current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(v)	Universal Foods Corporation Supplemental Benefit Plan, including Amendment No. 1 thereto dated September 10, 1998	Exhibit 10.2(w) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(v)(1)	Amendment No. 2 to Supplemental Benefit Plan dated December 12, 2000	Exhibit 10.1(u)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(x)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(y)	Letter Agreement dated December 18, 2007 between Registrant and Ralph G. Pickles		X

10.1(z)	Retirement Agreement and Release dated January 14, 2008 between Registrant and Richard Carney		X

10.2(a)	Credit Agreement dated as of September 2, 2004 (superseded)	Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2004 (Commission File No. 1-7626)

10.2(b)	First Amendment to Credit Agreement dated as of August 18, 2005 (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 18, 2005 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2007		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

23.2	Consent of Deloitte & Touche LLP		X

31	Certifications of Sensient’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X