Form 10-Q
period 2008-03-31
SENSIENT TECHNOLOGIES CORP
filed 2008-05-09
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, par value $0.10 per share	48,057,255

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Revenue	$307,419	$285,268

Cost of products sold	211,777	199,120

Selling and administrative expenses	56,009	51,936

Operating income	39,633	34,212

Interest expense	8,578	9,252

Earnings before income taxes	31,055	24,960

Income taxes	10,378	7,614

Net earnings	$20,677	$17,346

Average number of common shares outstanding:
Basic	47,299	46,402

Diluted	47,806	46,909

Earnings per common share:
Basic	$.44	$.37

Diluted	$.43	$.37

Dividends per common share	$.18	$.16

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2008	December 31,
	(Unaudited)	2007 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,808	$10,522
Trade accounts receivable, net	216,825	196,458
Inventories	371,264	361,534
Prepaid expenses and other current assets	48,605	41,530

TOTAL CURRENT ASSETS	649,502	610,044

OTHER ASSETS	45,186	44,404

INTANGIBLE ASSETS, NET	15,266	14,789

GOODWILL	493,200	476,611

PROPERTY, PLANT AND EQUIPMENT:
Land	48,651	46,013
Buildings	266,873	259,830
Machinery and equipment	630,994	612,265
Construction in progress	35,597	30,335

	982,115	948,443
Less accumulated depreciation	(551,977)	(530,109)

	430,138	418,334

TOTAL ASSETS	$1,633,292	$1,564,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$85,118	$88,812
Accrued salaries, wages and withholdings from employees	16,628	23,684
Other accrued expenses	63,595	56,948
Income taxes	5,790	2,342
Short-term borrowings	68,727	57,487

TOTAL CURRENT LIABILITIES	239,858	229,273

OTHER LIABILITIES	28,131	26,670

ACCRUED EMPLOYEE AND RETIREE BENEFITS	45,573	44,197

LONG-TERM DEBT	459,255	449,621

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	76,442	75,233
Earnings reinvested in the business	830,270	818,180
Treasury stock, at cost	(127,362)	(132,358)
Accumulated other comprehensive income	75,729	47,970

TOTAL SHAREHOLDERS’ EQUITY	860,475	814,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,633,292	$1,564,182

*	Condensed from audited financial statements.
See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Net cash provided by operating activities	$9,734	$5,095

Cash flows from investing activities:
Acquisition of property, plant and equipment	(12,113)	(6,827)
Proceeds from sale of assets	23	1,418
Other investing activity	1,462	252

Net cash used in investing activities	(10,628)	(5,157)

Cash flows from financing activities:
Proceeds from additional borrowings	9,052	24,679
Debt payments	(3,071)	(19,744)
Dividends paid	(8,587)	(7,481)
Proceeds from options exercised and other equity transactions	5,478	2,514

Net cash provided by (used in) financing activities	2,872	(32)

Effect of exchange rate changes on cash and cash equivalents	308	(14)

Net increase (decrease) in cash and cash equivalents	2,286	(108)
Cash and cash equivalents at beginning of period	10,522	5,035

Cash and cash equivalents at end of period	$12,808	$4,927

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2007, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the item discussed in Note 3.

2.	Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006, using the modified prospective transition method. The Company recognized $0.2 million and $1.5 million of share-based compensation expense for the quarters ended March 31, 2008 and 2007, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. For the three months ended March 31, 2008, the Company did not issue any stock options. The weighted-average fair value of stock options awarded during the three months ended March 31, 2007 was $5.73 per share. Significant assumptions used in estimating the fair value of the awards granted during the three months ended March 31, 2007 are as follows:

2007
Dividend yield	2.7%
Volatility	26.0%
Risk-free interest rate	4.7%
Expected term (years)	5.0
3.	Fair Value Measurements

On January 1, 2008 the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements. This Statement defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. As of March 31, 2008, the Company’s only assets and liabilities subject to this statement are forward contracts (all currently accounted for as cash flow hedges) and mutual fund investments. Both of these financial instruments were previously being recorded by the Company at fair value that meets the requirements as defined by FASB Statement No. 157. Accordingly, there is no impact on the Company’s net earnings and financial position as a result of adopting this standard. The fair value of the forward contracts based on current pricing obtained for comparable derivative products (Level 2 inputs per Statement No. 157) at March 31, 2008 was an asset of $0.6 million. The fair value of the investments based on March 31, 2008 market quotes (Level 1 inputs per Statement No. 157) was an asset of $16.3 million.

The Company reviewed FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to choose to measure many financial instruments and certain other items at fair value. The Company chose not to elect the fair value option for any assets and liabilities not currently valued at fair value and determined that this statement does not have an impact on its financial statements and disclosures.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2008:
Revenue from external customers	$190,908	$98,501	$18,010	$307,419
Intersegment revenue	4,295	4,270	581	9,146

Total revenue	$195,203	$102,771	$18,591	$316,565

Operating income (loss)	$28,795	$18,505	$(7,667)	$39,633
Interest expense	—	—	8,578	8,578

Earnings (loss) before income taxes	$28,795	$18,505	$(16,245)	$31,055

Three months ended March 31, 2007:
Revenue from external customers	$176,622	$93,143	$15,503	$285,268
Intersegment revenue	3,891	3,049	641	7,581

Total revenue	$180,513	$96,192	$16,144	$292,849

Operating income (loss)	$25,437	$17,113	$(8,338)	$34,212
Interest expense	—	—	9,252	9,252

Earnings (loss) before income taxes	$25,437	$17,113	$(17,590)	$24,960

Beginning in the first quarter of 2008, the Company’s operations in China, previously reported in Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2007 have been restated to reflect this change.

5.	Inventories

At March 31, 2008 and December 31, 2007, inventories included finished and in-process products totaling $269.8 million and $266.3 million, respectively, and raw materials and supplies of $101.5 million and $95.2 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Service cost	$331	$262
Interest cost	747	597
Expected return on plan assets	(287)	(159)
Amortization of prior service cost	487	484
Amortization of actuarial loss	58	48

Defined benefit expense	$1,336	$1,232

During the three months ended March 31, 2008, the Company made contributions to its defined benefit pension plans of $1.4 million. Total contributions to Company defined benefit pension plans are expected to be $8.9 million in 2008.

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net earnings	$20,677	$17,346
Currency translation adjustments	27,179	1,711
Net unrealized gain on cash flow hedges	580	90

Net comprehensive income	$48,436	$19,147

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$20,677	$17,346
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	11,483	11,201
Stock-based compensation	180	1,488
Loss (gain) on assets	191	(538)
Deferred income taxes	1,041	1,190
Changes in operating assets and liabilities	(23,838)	(25,592)

Net cash provided by operating activities	$9,734	$5,095

9.	Commitments and Contingencies

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
On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. On October 30, 2007, the Court issued a memorandum opinion and order denying the motion. Sensient Colors Inc. filed a timely answer to the complaint and a third-party complaint against the current owner and former owner and operator of the site. More recently, the United States moved to dismiss Sensient Colors Inc.’s affirmative defenses. Sensient Colors Inc. has opposed the motion and awaits the Court’s determination. By order of the Court, all fact discovery is to be completed by October 31, 2008. A case management conference has been scheduled for June 12, 2008, at which time a deposition schedule is expected to be set. Sensient Colors Inc. intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.
Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors Inc. has responded to all three cross-claims. Fact discovery is on-going and, by order of the Court, must be completed by June 1, 2008. The parties are to exchange expert reports in June and July, and expert depositions are to be completed by September 1, 2008. A case management conference has been scheduled for July 1, 2008.
As of March 31, 2008, the liabilities related to environmental matters are estimated to be between $0.8 million and $27.6 million. As of March 31, 2008, the Company has accrued $1.8 million, which is all related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.

Commercial Litigation
The following is a significant commercial case involving the Company.
Smead et al. v. Sensient Flavors Inc. et al.
On April 14, 2008, the Company’s subsidiary, Sensient Flavors Inc. (“Sensient Flavors”), certain other flavor manufacturers, a flavor industry trade association and its management company were sued in Milwaukee County Circuit Court in Milwaukee, Wisconsin, by a former employee of International Flavors & Fragrances, Inc. (“IFF”), Richard Smead, and his spouse, Kathy Smead. Mr. Smead claims that while working in various positions at IFF he was exposed to “butter flavors and/or their constituents” allegedly sold by Sensient Flavors and the other manufacturer defendants, which caused him to suffer “severe and permanent” injury to his respiratory system and other damages. Mrs. Smead’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors in other jurisdictions over the presence of diacetyl in butter flavoring for use in microwave popcorn production. The Company believes that plaintiffs’ claims are without merit and will vigorously defend this case. A preliminary analysis of Sensient Flavors’ sales records suggests that it never sold any butter flavoring to IFF. Because this case is in the very early stages, no trial date has been set.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the first quarter of 2008 was $307.4 million, an increase of 7.8% from $285.3 million recorded in the prior year first quarter. Revenue for the Flavors & Fragrances segment increased 8.1% for the quarter ended March 31, 2008, from the comparable quarter last year. First quarter revenue for the Color segment increased 6.8% from the first quarter of 2007. Corporate and Other revenue increased 15.2% for the quarter ended March 31, 2008. Additional information on group results can be found in the Segment Information section.
The gross profit margin increased 90 basis points to 31.1% for the quarter ended March 31, 2008, from 30.2% for the same period in 2007. Higher selling prices were the primary driver for the increase in margin.
Selling and administrative expenses as a percent of revenue were 18.2% in both the first quarter of 2008 and in the first quarter of 2007. The Company continues to focus on controlling selling and administrative expenses.
Operating income for the quarter ended March 31, 2008, was $39.6 million, an increase of 15.8% from $34.2 million for the first quarter of 2007. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.
Favorable foreign exchange rates increased revenue and operating income by 6.0% and 8.4%, respectively, for the quarter ended March 31, 2008, over the same quarter of 2007.
Interest expense for the first quarter of 2008, was $8.6 million, a decrease of 7.3% from the prior year’s quarter. The decrease in the quarter was the result of lower average debt balances and lower interest rates.
The effective income tax rates were 33.4% and 30.5% for the quarters ended March 31, 2008 and 2007, respectively. The effective tax rate for the first quarter of 2008 was increased by changes in estimates associated with the finalization of prior year income tax returns. The effective tax rate for the first quarter of 2007 was reduced by changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. Management expects the effective tax rate for the remainder of 2008 to be 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Beginning in the first quarter of 2008, the Company’s operations in China, previously reported in Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2007 have been restated to reflect this change.
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the first quarter of 2008 increased 8.1% to $195.2 million from $180.5 million for the same period last year. The increase in revenue was primarily due to the favorable impact of foreign exchange rates ($10.5 million) and higher revenue in North America ($5.6 million). Revenue gains in these areas were offset by lower fragrance revenue and lower flavor sales in Europe and Asia. The increase in North America was primarily related to higher prices in dehydrated flavors and other flavors.
For the quarter ended March 31, 2008, operating income increased 13.2% to $28.8 million from $25.4 million last year. The increase was primarily attributable to higher profit in North America ($2.3 million) and Europe ($0.7 million) and the favorable impact of exchange rates ($1.1 million) partially offset by lower profit in Latin America ($0.4 million). The increase in North America was primarily due to improved pricing and higher volumes in dehydrated flavors and other flavors partially offset by higher manufacturing costs. The increase in Europe was primarily due to favorable product mix. The decrease in Latin America was primarily due to higher raw material and manufacturing costs. Operating income as a percent of revenue was 14.8%, an increase of 70 basis points from the comparable quarter last year, primarily due to the reasons provided above.

Color –
Revenue for the Color segment for the first quarter of 2008 was $102.8 million, an increase of 6.8% from $96.2 million reported in the prior year’s comparable period. The increase in revenue was primarily due to the favorable effect of foreign exchange rates ($5.7 million) and higher sales of food and beverage colors ($1.5 million), partially offset by lower sales of technical colors ($0.7 million). The increase in sales of food and beverage colors was related to both increased volume and higher selling prices. The decrease in sales of technical colors primarily related to lower demand for inkjet products and colors for industrial applications.
Operating income for the quarter ended March 31, 2008, was $18.5 million versus $17.1 million in the comparable period last year. The increase was primarily due to the favorable effect of foreign exchange rates ($1.5 million) and increased profit in technical colors ($0.5 million), partially offset by lower profit in cosmetic colors ($0.6 million). Higher profit in technical colors was primarily due to favorable product mix and lower manufacturing costs. Lower profit in cosmetic colors was primarily due to lower volumes and higher costs. Operating income as a percent of revenue increased 20 basis points from the prior year’s quarter to 18.0%.
LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 38.0% as of March 31, 2008, from 38.4% as of December 31, 2007. The improvement resulted from an increase in equity primarily from current year earnings and the impact of currency translation, partially offset by an increase in total debt. The increase in total debt was primarily due to the impact of currency translation and capital spending.
Net cash provided by operating activities was $9.7 million for the quarter ended March 31, 2008, compared to $5.1 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to higher net earnings.
Net cash used in investing activities was $10.6 million and $5.2 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures were $12.1 million and $6.8 million for the quarter ended March 31, 2008 and 2007, respectively.
Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2008, compared to net cash used in financing activities of $0.03 million in the prior year comparable quarter. Net proceeds from additional borrowings of debt were $6.0 million and $4.9 million for the first three months of 2008 and 2007, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $8.6 million and $7.5 million were paid during the three months ended March 31, 2008 and 2007, respectively, reflecting the Company’s increase in the dividend to $0.18 per share in the first quarter of 2008 compared to $0.16 in the same period of 2007. Consistent with 2007, the Company utilized additional borrowings in the first quarter of 2008 to supplement cash provided from operations to fund capital expenditures and pay dividends.
The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
CONTRACTUAL OBLIGATIONS
There has been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2008. For additional information about contractual obligations, refer to page 23 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of March 31, 2008.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2008. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2008. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2008, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors Inc. claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On May 21, 2007, Sensient Colors Inc. filed a motion to dismiss the complaint. On October 30, 2007, the Court issued a memorandum opinion and order denying the motion. Sensient Colors Inc. filed a timely answer to the complaint and a third-party complaint against the current owner and former owner and operator of the site. More recently, the United States moved to dismiss Sensient Colors Inc.’s affirmative defenses. Sensient Colors Inc. has opposed the motion and awaits the Court’s determination. By order of the Court, all fact discovery is to be completed by October 31, 2008. A case management conference has been scheduled for June 12, 2008, at which time a deposition schedule is expected to be set. Sensient Colors Inc. intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. The Company’s legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.
Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors Inc.), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors Inc. filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors Inc. is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors Inc. and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors Inc. is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors Inc. filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors Inc. has responded to all three cross-claims. Fact discovery is on-going and, by order of the Court, must be completed by June 1, 2008. The parties are to exchange expert reports in June and July, and expert depositions are to be completed by September 1, 2008. A case management conference has been scheduled for July 1, 2008.
Smead et al. v. Sensient Flavors Inc. et al.
On April 14, 2008, the Company’s subsidiary, Sensient Flavors Inc. (“Sensient Flavors”), certain other flavor manufacturers, a flavor industry trade association and its management company were sued in Milwaukee County Circuit Court in Milwaukee, Wisconsin, by a former employee of International Flavors & Fragrances, Inc. (“IFF”), Richard Smead, and his spouse, Kathy Smead. Mr. Smead claims that while working in various positions at IFF he was exposed to “butter flavors and/or their constituents” allegedly sold by Sensient Flavors and the other manufacturer defendants, which caused him to suffer “severe and permanent” injury to his respiratory system and other damages. Mrs. Smead’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors in other jurisdictions over the presence of diacetyl in butter flavoring for use in microwave popcorn production. The Company believes that plaintiffs’ claims are without merit and will vigorously defend this case. A preliminary analysis of Sensient Flavors’ sales records suggests that it never sold any butter flavoring to IFF. Because this case is in the very early stages, no trial date has been set.
The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2008 Annual Meeting of Shareholders, held on April 24, 2008, the following actions were taken:
•	The following Directors were each elected for a one-year term of office:

	Votes For	Votes Withheld
Hank Brown	43,392,785	2,074,884
Dr. Fergus M. Clydesdale	43,554,265	1,913,404
James A.D. Croft	42,676,285	2,791,383
William V. Hickey	38,582,049	6,885,620
Kenneth P. Manning	43,377,127	2,090,542
Peter M. Salmon	43,690,080	1,777,588
Dr. Elaine R. Wedral	43,675,635	1,792,034
Essie Whitelaw	42,656,025	2,811,643
Pursuant to the terms of the Company’s Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.

•	The shareholders approved a proposal by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2008. The shareholders cast 44,452,469 votes in favor of this proposal, 851,471 votes against, and there were 163,728 votes to abstain.
ITEM 6. EXHIBITS
     See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: May 9, 2008	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: May 9, 2008	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President
& Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1 (a)	Sensient Technologies Corporation 2007 Restricted Stock Plan, as amended April 24, 2008		X

10.1 (b)	Form of Restricted Stock Unit Agreement Under 2007 Restricted Stock Plan		X

10.2 (a)	Sensient Technologies Corporation 2002 Stock Option Plan, as amended and restated on April 24, 2008		X

10.2 (b)	Form of Restricted Stock Unit Agreement under 2002 Stock Option Plan		X

31	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X