Form 10-Q
period 2008-06-30
SENSIENT TECHNOLOGIES CORP
filed 2008-08-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, par value $0.10 per share	48,297,687

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue	$332,795	$304,310	$640,214	$589,578

Cost of products sold	231,073	209,834	442,850	408,954

Selling and administrative expenses	56,869	54,485	112,878	106,421

Operating income	44,853	39,991	84,486	74,203

Interest expense	8,480	9,470	17,058	18,722

Earnings before income taxes	36,373	30,521	67,428	55,481

Income taxes	10,913	9,288	21,291	16,902

Net earnings	$25,460	$21,233	$46,137	$38,579

Average number of common shares outstanding:
Basic	47,569	46,655	47,434	46,529

Diluted	48,166	47,149	47,986	47,029

Earnings per common share:
Basic	$.54	$.46	$.97	$.83

Diluted	$.53	$.45	$.96	$.82

Dividends per common share	$.18	$.16	$.36	$.32

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2008	December 31,
	(Unaudited)	2007 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,280	$10,522
Trade accounts receivable, net	230,558	196,458
Inventories	382,711	361,534
Prepaid expenses and other current assets	45,250	41,530

TOTAL CURRENT ASSETS	668,799	610,044

OTHER ASSETS	43,800	44,404

INTANGIBLE ASSETS, NET	14,960	14,789

GOODWILL	493,366	476,611

PROPERTY, PLANT AND EQUIPMENT:
Land	50,231	46,013
Buildings	269,084	259,830
Machinery and equipment	640,416	612,265
Construction in progress	37,337	30,335

	997,068	948,443
Less accumulated depreciation	(564,318)	(530,109)

	432,750	418,334

TOTAL ASSETS	$1,653,675	$1,564,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$96,960	$88,812
Accrued salaries, wages and withholdings from employees	20,071	23,684
Other accrued expenses	56,440	56,948
Income taxes	7,026	2,342
Short-term borrowings	51,056	57,487

TOTAL CURRENT LIABILITIES	231,553	229,273

OTHER LIABILITIES	29,504	26,670

ACCRUED EMPLOYEE AND RETIREE BENEFITS	46,493	44,197

LONG-TERM DEBT	458,381	449,621

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	78,197	75,233
Earnings reinvested in the business	847,082	818,180
Treasury stock, at cost	(122,229)	(132,358)
Accumulated other comprehensive income	79,298	47,970

TOTAL SHAREHOLDERS’ EQUITY	887,744	814,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,653,675	$1,564,182

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
Net cash provided by operating activities	$38,486	$48,817

Cash flows from investing activities:
Acquisition of property, plant and equipment	(22,876)	(15,629)
Proceeds from sale of assets	25	1,420
Decrease in other assets	1,410	462

Net cash used in investing activities	(21,441)	(13,747)

Cash flows from financing activities:
Proceeds from additional borrowings	9,052	25,191
Debt payments	(21,562)	(52,876)
Dividends paid	(17,235)	(15,003)
Proceeds from options exercised	11,785	7,985

Net cash used in financing activities	(17,960)	(34,703)

Effect of exchange rate changes on cash and cash equivalents	673	518

Net (decrease) increase in cash and cash equivalents	(242)	885
Cash and cash equivalents at beginning of period	10,522	5,035

Cash and cash equivalents at end of period	$10,280	$5,920

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006, using the modified prospective transition method. The Company recognized $0.6 million and $0.3 million of share-based compensation expense for the quarters ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized $0.8 million and $1.8 million of share-based compensation expense, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the six months ended June 30, 2008 and 2007 had weighted-average fair values of $6.77 and $5.81 per share, respectively. Significant assumptions used in estimating the fair value of the awards granted during the six months ended June 30 are as follows:

	2008	2007

Dividend yield	2.3%	2.7%
Volatility	26.3%	26.0%
Risk-free interest rate	3.1%	4.8%
Expected term (years)	5.3	5.0
3.	Fair Value Measurements

On January 1, 2008 the Company adopted FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. As of June 30, 2008, the Company’s only assets and liabilities subject to this statement are forward contracts (all currently accounted for as cash flow hedges) and mutual fund investments. Both of these financial instruments were previously being recorded by the Company at fair value that meets the requirements as defined by FASB Statement No. 157. Accordingly, there is no impact on the Company’s net earnings and financial position as a result of adopting this standard. The fair value of the forward contracts based on current pricing obtained for comparable derivative products (Level 2 inputs per Statement No. 157) at June 30, 2008 was an asset of $0.9 million. The fair value of the investments based on June 30, 2008 market quotes (Level 1 inputs per Statement No. 157) was an asset of $16.4 million.

The Company reviewed Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to choose to measure many financial instruments and certain other items at fair value. The Company chose not to elect the fair value option for any assets and liabilities not currently valued at fair value and determined that this statement does not have an impact on its financial statements and disclosures.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended June 30, 2008:
Revenue from external customers	$209,675	$103,794	$19,326	$332,795
Intersegment revenue	4,747	3,547	937	9,231

Total revenue	$214,422	$107,341	$20,263	$342,026

Operating income (loss)	$33,944	$19,288	$(8,379)	$44,853
Interest expense	—	—	8,480	8,480

Earnings (loss) before income taxes	$33,944	$19,288	$(16,859)	$36,373

Three months ended June 30, 2007:
Revenue from external customers	$194,630	$92,987	$16,693	$304,310
Intersegment revenue	4,214	2,831	708	7,753

Total revenue	$198,844	$95,818	$17,401	$312,063

Operating income (loss)	$30,341	$17,157	$(7,507)	$39,991
Interest expense	—	—	9,470	9,470

Earnings (loss) before income taxes	$30,341	$17,157	$(16,977)	$30,521

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Six months ended June 30, 2008:
Revenue from external customers	$400,583	$202,296	$37,335	$640,214
Intersegment revenue	9,042	7,816	1,519	18,377

Total revenue	$409,625	$210,112	$38,854	$658,591

Operating income (loss)	$62,739	$37,793	$(16,046)	$84,486
Interest expense	—	—	17,058	17,058

Earnings (loss) before income taxes	$62,739	$37,793	$(33,104)	$67,428

Six months ended June 30, 2007:
Revenue from external customers	$371,253	$186,129	$32,196	$589,578
Intersegment revenue	8,104	5,881	1,349	15,334

Total revenue	$379,357	$192,010	$33,545	$604,912

Operating income (loss)	$55,778	$34,270	$(15,845)	$74,203
Interest expense	—	—	18,722	18,722

Earnings (loss) before income taxes	$55,778	$34,270	$(34,567)	$55,481

Beginning in the first quarter of 2008, the Company’s operations in China, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2007 have been restated to reflect this change.

5.	Inventories

At June 30, 2008 and December 31, 2007, inventories included finished and in-process products totaling $279.0 million and $266.3 million, respectively, and raw materials and supplies of $103.7 million and $95.2 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$338	$261	$669	$523
Interest cost	751	599	1,498	1,196
Expected return on plan assets	(291)	(160)	(578)	(319)
Amortization of prior service cost	488	484	975	968
Amortization of actuarial loss	58	49	116	97

Defined benefit expense	$1,344	$1,233	$2,680	$2,465

During the three and six months ended June 30, 2008, the Company made contributions to its defined benefit pension plans of $0.9 million and $2.3 million. Total contributions to Company defined benefit pension plans are expected to be $5.9 million in 2008.

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net earnings	$25,460	$21,233	$46,137	$38,579

Currency translation adjustments	2,966	13,353	30,145	15,064
Net unrealized gain (loss) on cash flow hedges	603	(9)	1,183	81

Net comprehensive income	$29,029	$34,577	$77,465	$53,724

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$46,137	$38,579
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	22,784	22,216
Stock-based compensation	763	1,805
Loss (gain) on assets	878	(501)
Deferred income taxes	481	1,460
Changes in operating assets and liabilities	(32,557)	(14,742)

Net cash provided by operating activities	$38,486	$48,817

9.	Commitments and Contingencies

Environmental Matters

The Company is involved in various significant environmental matters, which are described below. The Company is also involved in other site closure and related environmental remediation and compliance activities at a manufacturing site related to a 2001 acquisition by the Company for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required or necessary to prepare the site for sale are substantially complete.

Superfund Claim

On July 6, 2004, the EPA notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”) that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA informed Sensient Colors that it was unwilling to discuss these legal challenges without prior conditions. In 2006, a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood.

On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On October 30, 2007, the Court issued a memorandum opinion and order denying Sensient Colors’ motion to dismiss the complaint. Sensient Colors filed a timely answer to the complaint and a third-party complaint against the current owner and former owner and operator of the site. The United States moved to strike Sensient Colors’ affirmative defenses. On July 17, 2008, the parties presented oral arguments on the motion to strike. The court has not yet issued its ruling. On July 29, 2008, Sensient Colors filed a third-party complaint adding Kohnstamm Inc. (a Canadian affiliate of General Color Company) and its president Avtar Singh as defendants. By order of the Court, all fact discovery is to be completed by December 5, 2008. On October 3, 2008, the magistrate judge will meet with the parties to address unresolved discovery issues. These are likely to include Sensient Colors’ motion for a protective order and the EPA’s motion to limit discovery to the administrative record along with objections to particular responses to interrogatories, document demands and requests for admissions. Fact depositions have been tentatively scheduled to begin in September. Sensient Colors intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. Sensient Colors’ legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Fact discovery has been completed. Initial expert reports and most rebuttal expert reports have been exchanged, and remaining rebuttal expert reports, if any, will be exchanged shortly. Expert depositions are to be completed by September 1, 2008. The trial is scheduled to begin on October 6, 2008.

As of June 30, 2008, the liabilities related to environmental matters are estimated to be between $0.8 million and $27.6 million. As of June 30, 2008, the Company has accrued $1.8 million, which is all related to the environmental reserves established in connection with the 2001 acquisition discussed above. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.

Commercial Litigation

The following is a significant commercial case involving the Company.

Smead et al. v. Sensient Flavors Inc. et al.

On April 14, 2008, the Company’s subsidiary Sensient Flavors Inc. (“Sensient Flavors”), certain other flavor manufacturers, a flavor industry trade association and its management company were sued in Milwaukee County Circuit Court in Milwaukee, Wisconsin, by a former employee of International Flavors & Fragrances, Inc. (“IFF”), Richard Smead, and his spouse, Kathy Smead. Mr. Smead claims that while working in various positions at IFF he was exposed to “butter flavors and/or their constituents” allegedly sold by Sensient Flavors and the other manufacturer defendants, which caused him to suffer “severe and permanent” injury to his respiratory system and other damages. Mrs. Smead’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors in other jurisdictions over the presence of diacetyl in butter flavoring for use in microwave popcorn production.

The Company believes that plaintiffs’ claims are without merit and will vigorously defend this case. The Company has responded to the Complaint, denying all liability and joining numerous motions to dismiss that have been filed by some of the other flavor manufacturers. Briefing on those motions is not yet complete. A preliminary analysis of Sensient Flavors’ sales records suggests that it never sold any butter flavoring to IFF. This case is in the very early stages and no trial date has been set.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the second quarter of 2008 was $332.8 million, an increase of 9.4% from $304.3 million recorded in the prior year second quarter. For the six months ended June 30, 2008, revenue increased 8.6% to $640.2 million from $589.6 million in the prior year comparable period. Revenue for the Flavors & Fragrances segment increased 7.8% and 8.0% for the quarter and six months ended June 30, 2008, respectively, over the comparable periods last year. Revenue for the Color segment increased 12.0% and 9.4% for the quarter and six months ended June 30, 2008, respectively, over the comparable periods last year. Corporate and Other revenue increased 16.4% and 15.8% for the quarter and six months ended June 30, 2008, respectively. Additional information on group results can be found in the Segment Information section.
The gross profit margin decreased 40 basis points to 30.6% for the quarter ended June 30, 2008, from 31.0% for the second quarter of 2007. Increased selling prices were offset by higher raw material costs, energy costs and unfavorable product mix. For the six months ended June 30, 2008, gross profit margin increased 20 basis points to 30.8% from 30.6% in the 2007 comparable period. Higher selling prices more than offset the increase in raw material and energy costs.
Selling and administrative expenses as a percent of revenue were 17.1% in the second quarter of 2008, an improvement of 80 basis points. For the six months ended June 30, 2008, selling and administrative expenses as a percent of revenue improved 50 basis points to 17.6%. The improvement for both periods was due to revenue increasing at a rate greater than the increase in selling and administrative expenses.
Operating income for the quarter ended June 30, 2008, was $44.9 million, an increase of 12.2% from $40.0 million for the second quarter of 2007. Operating income for the six months ended June 30, 2008, was $84.5 million compared to $74.2 million for the comparable period in 2007. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.
Favorable foreign exchange rates increased revenue and operating income by 5.8% and 6.5%, respectively, for the quarter ended June 30, 2008, over the same quarter of 2007. For the six months ended June 30, 2008, foreign exchange rates increased revenue and operating income by 5.9% and 7.4%, respectively, over the comparable period last year.
Interest expense for the second quarter of 2008 was $8.5 million, a decrease of 10.5% from the prior year’s quarter. Interest expense for the six months ended June 30, 2008, was $17.1 million compared to $18.7 million in the prior year period. The decrease in the quarter and six months was the result of lower interest rates and lower average debt balances.
The effective income tax rates were 30.0% and 30.4% for the quarters ended June 30, 2008 and 2007, respectively. The effective tax rates were 31.6% and 30.5% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates for the three and six month periods of both years were decreased by changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. The 2008 rate for the quarter and six months also benefited from a change in tax rates in a foreign jurisdiction. Management expects the effective tax rate for the remainder of 2008 to be 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Beginning in the first quarter of 2008, the Company’s operations in China, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2007 have been restated to reflect this change.
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the second quarter of 2008 increased $15.6 million, or 7.8%, to $214.4 million from $198.8 million for the same period last year. The increase in revenue was due to higher revenue in North America ($3.4 million) and Europe ($2.0 million) partially offset by lower revenues in Latin America ($1.1 million). Favorable foreign currency translation also increased revenue ($10.9 million). The increase in North America was primarily attributable to higher selling prices in dehydrated flavors and other flavors. The increase in Europe was due to both higher selling prices and volumes.
For the quarter ended June 30, 2008, operating income increased $3.6 million, or 11.9%, to $33.9 million from $30.3 million last year. The increase was primarily attributable to higher profit in North America ($2.5 million) and Europe ($0.6 million) partially offset by lower profits in Latin America ($0.8 million). Favorable foreign currency translation also increased operating profit ($1.1 million). The increase in North America was primarily due to improved pricing in dehydrated flavors and other flavors partially offset by higher raw material and energy costs. The increase in Europe was primarily due to higher selling prices and volumes. The lower profits in Latin America were primarily due to lower volumes and increased raw material costs partially offset by higher selling prices. Operating income as a percent of revenue was 15.8%, an increase of 50 basis points from the comparable quarter last year, primarily due to the reasons provided above.
For the six months ended June 30, 2008, revenue for the Flavors & Fragrances segment was $409.6 million, an increase of $30.3 million, or 8.0%, from $379.4 million reported in the same period last year. The increase in revenue was primarily due to increased revenue in North America ($9.0 million) and Europe ($1.8 million) partially offset by lower revenue in Latin America ($1.3 million). Favorable foreign currency translation also increased revenue ($21.4 million). The increased revenue in North America and Europe is primarily due to higher selling prices in dehydrated flavors and other flavors as well as volume growth in certain markets. The decrease in Latin America is primarily due to lower volumes partially offset by higher selling prices.
Operating income for the six months ended June 30, 2008, increased $7.0 million, or 12.5%, to $62.7 million from $55.8 million last year. The increase in operating income was primarily due to improvements in North America ($4.8 million) and Europe ($1.3 million) partially offset by lower operating income in Latin America ($1.3 million). Favorable foreign currency translation also increased operating profit ($2.2 million). The increase in North America was primarily due to improved pricing in dehydrated flavors and other flavors and volume growth in certain markets partially offset by higher raw material and energy costs. The increase in Europe was primarily attributable to higher selling prices. The decrease in Latin America was primarily due to lower volumes and higher raw material costs partially offset by higher selling prices. Operating income as a percent of revenue was 15.3%, an increase of 60 basis points from the comparable period last year, primarily due to the reasons provided above.
Color –
Revenue for the Color segment for the second quarter of 2008 was $107.3 million, an increase of $11.5 million, or 12.0%, from $95.8 million reported in the prior year’s comparable period. The increase in revenue was due to higher volumes of cosmetic colors ($3.3 million), higher volumes of technical colors ($0.8 million), higher sales of food and beverage colors ($0.7 million) and higher volumes of pharmaceutical colors ($0.6 million). Favorable foreign currency translation also increased revenue ($6.1 million). The higher sales of food and beverage colors primarily related to higher selling prices in North America and higher volumes and selling prices in Europe.
Operating income for the quarter ended June 30, 2008, increased $2.1 million, or 12.4%, to $19.3 million from $17.2 million in the comparable period last year. The increase was due to higher profit from sales of technical colors ($1.0 million) and cosmetic colors ($0.5 million) partially offset by lower profit from food and beverage colors ($1.0 million). Favorable foreign currency translation also increased operating profit ($1.5 million). The improved profits from technical colors and cosmetic colors primarily relate to favorable costs and volumes, respectively. The lower profit from food and beverage colors is primarily due to higher raw material costs and lower volumes partially offset by increased selling prices. Operating income as a percent of revenue was 18.0%, an increase of 10 basis points from the prior year’s quarter.
For the six months ended June 30, 2008, revenue for the Color segment increased $18.1 million, or 9.4%, to $210.1 million from $192.0 million in 2007. The increase in revenue was due to increased volumes of cosmetic colors ($2.9 million) and higher sales of food and beverage colors ($2.2 million) and pharmaceutical colors ($1.1 million). Favorable foreign currency translation also increased revenue ($11.8 million). The higher sales of food and beverage colors were primarily due to higher selling prices in North America and higher selling prices and volumes in Europe. The higher pharmaceutical sales were due to both higher volumes and selling prices.
Operating income for the six months ended June 30, 2008, increased $3.5 million, or 10.3%, to $37.8 million from $34.3 million in the comparable period last year. The increase was due to increased profit from technical colors ($1.5 million) partially offset by lower profit from food and beverage colors ($0.9 million). Favorable foreign currency translation also increased operating profit ($3.0 million). The increased profit from technical colors was due to favorable product mix and lower costs. The lower profit from food and beverage colors was primarily due to higher raw material costs and lower volumes partially offset by higher selling prices. Operating income as a percent of revenue was 18.0%, an increase of 20 basis points from the comparable period last year, primarily due to the reasons provided above.
LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 36.5% as of June 30, 2008, from 38.4% as of December 31, 2007. The improvement resulted from an increase in equity primarily from current year earnings and the impact of currency translation partially offset by an increase in total debt. The increase in total debt was primarily due to the impact of currency translation and financed capital spending partially offset by cash provided by operating activities. The Company’s debt to EBITDA ratio has improved to 2.5 as of June 30, 2008 from 2.6 as of December 31, 2007.
Net cash provided by operating activities was $38.5 million for the six months ended June 30, 2008, compared to $48.8 million for the same period last year. The decrease in cash provided by operating activities was due to a larger increase in working capital this year compared to 2007 partially offset by higher earnings. The increase in working capital was primarily due to an increase in accounts receivable as a result of this quarter’s strong sales and an increase in inventory partially due to strategic purchases of key raw materials.
Net cash used in investing activities was $21.4 million and $13.7 million for the six months ended June 30, 2008 and 2007, respectively. Capital expenditures were $22.9 million and $15.6 million for the quarter ended June 30, 2008 and 2007, respectively.
Net cash used in financing activities was $18.0 million for the six months ended June 30, 2008, compared to $34.7 million in the same period last year. Net payments of debt were $12.5 million and $27.7 million for the first six months of 2008 and 2007, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $17.2 million and $15.0 million were paid during the six months ended June 30, 2008 and 2007, respectively, reflecting the Company’s increase in the dividend to $0.36 per share for the first six months of 2008 compared to $0.32 in the same period of 2007. The Company’s cash from operating activities during the first six months of 2008 and 2007 funded capital expenditures, payment of dividends and a net reduction in debt.
The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
On July 17, 2008, the Company’s Board of Directors voted to increase the Company’s quarterly cash dividend from $0.18 per share to $0.19 per share effective for the quarterly dividend payable on September 2, 2008, to shareholders of record on August 8, 2008.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2008. For additional information about contractual obligations, refer to page 23 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of June 30, 2008.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2008. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2008. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2007 Annual report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Change in Internal Control Over Financial Reporting:
During the quarter ended June 30, 2008, the company implemented a new enterprise resource planning software application at one significant location in its Color segment. The implementation included the order taking, manufacturing, general ledger and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design and testing. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2008, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Superfund Claim
On July 6, 2004, the EPA notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”) that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA dated January 31, 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA informed Sensient Colors that it was unwilling to discuss these legal challenges without prior conditions. In 2006, a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood.
On March 16, 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. On October 30, 2007, the Court issued a memorandum opinion and order denying Sensient Colors’ motion to dismiss the complaint. Sensient Colors filed a timely answer to the complaint and a third-party complaint against the current owner and former owner and operator of the site. The United States moved to strike Sensient Colors’ affirmative defenses. On July 17, 2008, the parties presented oral arguments on the motion to strike. The court has not yet issued its ruling. On July 29, 2008, Sensient Colors filed a third-party complaint adding Kohnstamm Inc. (a Canadian affiliate of General Color Company) and its president Avtar Singh as defendants. By order of the Court, all fact discovery is to be completed by December 5, 2008. On October 3, 2008, the magistrate judge will meet with the parties to address unresolved discovery issues. These are likely to include Sensient Colors’ motion for a protective order and the EPA’s motion to limit discovery to the administrative record along with objections to particular responses to interrogatories, document demands and requests for admissions. Fact depositions have been tentatively scheduled to begin in September. Sensient Colors intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. Sensient Colors’ legal defense costs are being paid, in part, by an insurer with a reservation of coverage rights. Litigation to resolve coverage rights is pending.
Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. On March 29, 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. On April 20, 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Fact discovery has been completed. Initial expert reports and most rebuttal expert reports have been exchanged, and remaining rebuttal expert reports, if any, will be exchanged shortly. Expert depositions are to be completed by September 1, 2008. The trial is scheduled to begin on October 6, 2008.
Smead et al. v. Sensient Flavors Inc. et al.
On April 14, 2008, the Company’s subsidiary Sensient Flavors Inc. (“Sensient Flavors”), certain other flavor manufacturers, a flavor industry trade association and its management company were sued in Milwaukee County Circuit Court in Milwaukee, Wisconsin, by a former employee of International Flavors & Fragrances, Inc. (“IFF”), Richard Smead, and his spouse, Kathy Smead. Mr. Smead claims that while working in various positions at IFF he was exposed to “butter flavors and/or their constituents” allegedly sold by Sensient Flavors and the other manufacturer defendants, which caused him to suffer “severe and permanent” injury to his respiratory system and other damages. Mrs. Smead’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors in other jurisdictions over the presence of diacetyl in butter flavoring for use in microwave popcorn production.
The Company believes that plaintiffs’ claims are without merit and will vigorously defend this case. The Company has responded to the Complaint, denying all liability and joining numerous motions to dismiss that have been filed by some of the other flavor manufacturers. Briefing on those motions is not yet complete. A preliminary analysis of Sensient Flavors’ sales records suggests that it never sold any butter flavoring to IFF. This case is in the very early stages and no trial date has been set.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information responsive to this item was provided in, and is incorporated by reference from, Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.
ITEM 6. EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: August 8, 2008	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: August 8, 2008	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President
& Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Sensient Technologies Corporation 1999 Non-Employee Director Stock Option Plan (as amended through July 17, 2008)*		X

10.2	Sensient Technologies Corporation 2002 Director’s Stock Plan (as amended through July 17, 2008)*		X

31	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

*	These copies of the plans being filed reflect changes which, taken together, are not considered material. The amendments to the plans were adopted by resolution of the Sensient Board of Directors; therefore, rather than filing of an amendment document, the company is filing copies of the plans as amended.