Form 10-Q
period 2008-09-30
SENSIENT TECHNOLOGIES CORP
filed 2008-11-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Registrant’s telephone number, including area code: (414) 271-6755
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $0.10 per share	48,346,337 shares

SENSIENT TECHNOLOGIES CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:
Consolidated Condensed Statements of Earnings - Three and Nine Months Ended September 30, 2008 and 2007	1

Consolidated Condensed Balance Sheets - September 30, 2008 and December 31, 2007	2

Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 30, 2008 and 2007	3

Notes to Consolidated Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	15

Item 6. Exhibits	16

Signatures	17

Exhibit Index	18
EX-10.1
EX-10.2
EX-10.3
EX-10.4.A
EX-10.4.B
EX-10.5.A
EX-10.5.B
EX-10.6.A
EX-10.6.B
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-31
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue	$318,601	$294,311	$958,815	$883,889

Cost of products sold	222,705	205,326	665,555	614,280

Selling and administrative expenses	55,041	50,856	167,919	157,277

Operating income	40,855	38,129	125,341	112,332

Interest expense	7,977	8,640	25,035	27,362

Earnings before income taxes	32,878	29,489	100,306	84,970

Income taxes	8,776	8,706	30,067	25,608

Net earnings	$24,102	$20,783	$70,239	$59,362

Average number of common shares outstanding:
Basic	47,792	46,818	47,554	46,627

Diluted	48,320	47,306	48,098	47,123

Earnings per common share:
Basic	$.50	$.44	$1.48	$1.27

Diluted	$.50	$.44	$1.46	$1.26

Dividends per common share	$.19	$.18	$.55	$.50

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2008	December 31,
	(Unaudited)	2007 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,099	$10,522
Trade accounts receivable, net	215,906	196,458
Inventories	399,427	361,534
Prepaid expenses and other current assets	44,083	41,530

TOTAL CURRENT ASSETS	669,515	610,044

OTHER ASSETS	42,607	44,404
INTANGIBLE ASSETS, NET	14,148	14,789
GOODWILL	471,138	476,611

PROPERTY, PLANT AND EQUIPMENT:
Land	47,794	46,013
Buildings	258,641	259,830
Machinery and equipment	623,661	612,265
Construction in progress	42,560	30,335

	972,656	948,443
Less accumulated depreciation	(555,817)	(530,109)

	416,839	418,334

TOTAL ASSETS	$1,614,247	$1,564,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$99,158	$88,812
Accrued salaries, wages and withholdings from employees	22,752	23,684
Other accrued expenses	64,655	56,948
Income taxes	4,708	2,342
Short-term borrowings	33,451	57,487

TOTAL CURRENT LIABILITIES	224,724	229,273
OTHER LIABILITIES	28,934	26,670
ACCRUED EMPLOYEE AND RETIREE BENEFITS	45,275	44,197
LONG-TERM DEBT	450,437	449,621
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	80,262	75,233

Earnings reinvested in the business	862,007	818,180
Treasury stock, at cost	(119,531)	(132,358)
Accumulated other comprehensive income	36,743	47,970

TOTAL SHAREHOLDERS’ EQUITY	864,877	814,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,614,247	$1,564,182

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Net cash provided by operating activities	$66,288	$80,660

Cash flows from investing activities:
Acquisition of property, plant and equipment	(34,384)	(25,499)
Proceeds from sale of assets	1,946	2,114
Other investing activities	1,293	(176)

Net cash used in investing activities	(31,145)	(23,561)

Cash flows from financing activities:
Proceeds from additional borrowings	40,330	38,977
Debt payments	(65,420)	(83,110)
Dividends paid	(26,412)	(23,484)
Proceeds from options exercised	15,959	12,024

Net cash used in financing activities	(35,543)	(55,593)

Effect of exchange rate changes on cash and cash equivalents	(23)	478

Net (decrease) increase in cash and cash equivalents	(423)	1,984
Cash and cash equivalents at beginning of period	10,522	5,035

Cash and cash equivalents at end of period	$10,099	$7,019

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006, using the modified prospective transition method. The Company recognized $0.6 million and $0.5 million of share-based compensation expense for the quarters ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized $1.4 million and $2.3 million of share-based compensation expense, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. Grants during the nine months ended September 30, 2008 and 2007 had weighted-average fair values of $6.77 and $5.81 per share, respectively. Significant assumptions used in estimating the fair value of the awards granted during the nine months ended September 30 are as follows:

	2008	2007
Dividend yield	2.3%	2.7%
Volatility	26.3%	26.0%
Risk-free interest rate	3.1%	4.8%
Expected term (years)	5.3	5.0
3.	Fair Value Measurements

On January 1, 2008 the Company adopted FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. As of September 30, 2008, the Company’s only assets and liabilities subject to this statement are forward contracts (all currently accounted for as cash flow hedges) and mutual fund investments. Both of these financial instruments were previously being recorded by the Company at fair value that meets the requirements as defined by FASB Statement No. 157. Accordingly, there is no impact on the Company’s net earnings and financial position as a result of adopting this standard. The fair value of the forward contracts based on current pricing obtained for comparable derivative products (Level 2 inputs per Statement No. 157) at September 30, 2008 was an asset of $0.3 million. The fair value of the investments based on September 30, 2008 market quotes (Level 1 inputs per Statement No. 157) was an asset of $16.3 million.

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

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended September 30, 2008:
Revenue from external customers	$200,493	$99,424	$18,684	$318,601
Intersegment revenue	5,975	3,235	630	9,840

Total revenue	$206,468	$102,659	$19,314	$328,441

Operating income (loss)	$31,565	$17,738	$(8,448)	$40,855
Interest expense	—	—	7,977	7,977

Earnings (loss) before income taxes	$31,565	$17,738	$(16,425)	$32,878

Three months ended September 30, 2007:
Revenue from external customers	$189,008	$88,576	$16,727	$294,311
Intersegment revenue	3,979	2,509	425	6,913

Total revenue	$192,987	$91,085	$17,152	$301,224

Operating income (loss)	$29,232	$15,752	$(6,855)	$38,129
Interest expense	—	—	8,640	8,640

Earnings (loss) before income taxes	$29,232	$15,752	$(15,495)	$29,489

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Nine months ended September 30, 2008:
Revenue from external customers	$601,076	$301,720	$56,019	$958,815
Intersegment revenue	15,017	11,051	2,149	28,217

Total revenue	$616,093	$312,771	$58,168	$987,032

Operating income (loss)	$94,304	$55,531	$(24,494)	$125,341
Interest expense	—	—	25,035	25,035

Earnings (loss) before income taxes	$94,304	$55,531	$(49,529)	$100,306

Nine months ended September 30, 2007:
Revenue from external customers	$560,261	$274,705	$48,923	$883,889
Intersegment revenue	12,083	8,390	1,774	22,247

Total revenue	$572,344	$283,095	$50,697	$906,136

Operating income (loss)	$85,010	$50,022	$(22,700)	$112,332
Interest expense	—	—	27,362	27,362

Earnings (loss) before income taxes	$85,010	$50,022	$(50,062)	$84,970

Beginning in the first quarter of 2008, the Company’s operations in China, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2007 have been restated to reflect this change.

5.	Inventories

At September 30, 2008 and December 31, 2007, inventories included finished and in-process products totaling $294.6 million and $266.3 million, respectively, and raw materials and supplies of $104.8 million and $95.2 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$335	$261	$1,004	$784
Interest cost	738	601	2,236	1,797
Expected return on plan assets	(283)	(161)	(861)	(480)
Amortization of prior service cost	488	484	1,463	1,452
Amortization of actuarial loss	55	49	171	146

Defined benefit expense	$1,333	$1,234	$4,013	$3,699

During the three and nine months ended September 30, 2008, the Company made contributions to its defined benefit pension plans of $2.7 million and $4.7 million. Total contributions to Company defined benefit pension plans are expected to be $5.9 million in 2008.

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net earnings	$24,102	$20,783	$70,239	$59,362
Currency translation adjustments	(41,967)	20,679	(11,822)	35,743
Net unrealized (loss) gain on cash flow hedges	(588)	312	595	393

Net comprehensive (loss) income	$(18,453)	$41,774	$59,012	$95,498

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$70,239	$59,362
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	33,828	33,154
Stock-based compensation	1,353	2,344
Loss (gain) on assets	969	(469)
Deferred income taxes	1,557	8,545
Changes in operating assets and liabilities	(41,658)	(22,276)

Net cash provided by operating activities	$66,288	$80,660

9.	Debt

On October 7, 2008, the Company entered into an $85 million senior unsecured term loan credit agreement (“Term Loan”) with a group of four banks. Subsequently, on October 31, 2008, an additional bank joined the Term Loan agreement, bringing the overall Term Loan to $105 million with five banks. The Term Loan allows the Company to make one or more borrowings on or before April 1, 2009. The Term Loan matures on June 15, 2012. The interest rate on the Term Loan is based on floating rates at the Company’s election of either (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% or (2) a Eurodollar base rate derived from LIBOR plus a margin (initially 225 basis points but subject to adjustment as the Company’s leverage ratio changes). The Company may prepay the Term Loan in whole or in part prior to the maturity date without any penalty. The Term Loan contains a number of requirements and financial covenants similar to those in the Company’s current loan agreements. The Term Loan will be used to retire the Company’s public debt when it matures in April 2009. Accordingly, that maturing debt has been classified as long-term debt on the Consolidated Condensed Balance Sheet.

10.	Commitments and Contingencies

Environmental Matters

The Company is involved in various significant environmental matters, which are described below. The Company is also involved in other site closure and related environmental remediation and compliance activities at a manufacturing site related to a 2001 acquisition by the Company for which reserves for environmental matters were established as of the date of purchase. Actions that are legally required are substantially complete.
Superfund Claim
In July 2004, the Environmental Protection Agency (“EPA”) notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”) that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA in January 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA informed Sensient Colors that it was unwilling to discuss these legal challenges without prior conditions. In 2006, a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the Site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood.
In March 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. Sensient Colors moved to dismiss the United States’ complaint, which motion was denied by the Court in October 2007. Sensient Colors timely filed its answer and affirmative defenses to the United States’ complaint, as well as a third-party complaint against current and former owners and/or operators of the Site. The United States moved to strike Sensient Colors’ affirmative defenses. In an August 12, 2008 Opinion and Order, following briefs and oral argument, the Court partly granted and partly denied the United States’ motion, effectively preserving most of Sensient Colors’ affirmative defenses, either as originally pled or with changes outlined by the Court. Sensient Colors promptly filed an amended pleading incorporating the revised affirmative defenses. On July 29, 2008, Sensient Colors filed a third-party complaint adding Kohnstamm Inc. (a Canadian affiliate of General Color Company) and its president Avtar Singh as defendants.
In late August 2008, in the course of reviewing documents produced by the EPA, Sensient Colors discovered an e-mail exchange between EPA officials that Sensient Colors believes supports many of the legal theories and affirmative defenses advanced by Sensient Colors in the litigation and undermines key United States cost recovery claims. By letter dated August 26, 2008, based on the above document and other evidence adduced in the case, Sensient Colors demanded that the United States dismiss its case with prejudice and reimburse Sensient Colors for attorneys’ fees and costs incurred. In response to the August 26, 2008 letter, the United States withdrew, without prejudice, its then-pending motion to limit the scope of review to EPA’s administrative record and told the Court that it would respond to Sensient’s letter by September 10, 2008. The United States then sought additional time for its review of Sensient Colors’ demand. In an October 3, 2008 Letter Order, the Court directed the United States to provide Sensient with notice of its decision with respect to the demand for dismissal by October 31, 2008. In a letter to Sensient Colors dated October 31, 2008, the United States declined to voluntarily dismiss the case but agreed, with certain conditions, not to oppose depositions of current and former EPA employees on the issues raised in Sensient Colors’ letter of August 26, 2008. The United States reserved its rights to seek limitations on discovery and to seek to limit review of EPA’s choice of response action to the administrative record.
Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. All outstanding motions are scheduled to be resolved at a November 18, 2008 status conference. Deposition discovery is currently stayed; however, pursuant to the Court’s October 3, 2008 Letter Order, deposition notices may be served on or after November 3, 2008, and the depositions themselves may be scheduled on or after December 8, 2008.
Sensient Colors intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. A portion of Sensient Colors’ legal defense costs is being paid by insurers with a reservation of coverage rights. Litigation to resolve coverage issues is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Fact discovery was completed in mid-July, and expert and rebuttal expert reports have been exchanged. Depositions of experts are on-going.
Sensient Colors has advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors recently served subpoenas and deposition notices upon several current and former EPA officials, and will re-depose the DEP witnesses regarding such issues. EPA, though not a party to the Pleasant Gardens action, has filed a motion to quash the subpoenas of the current and former EPA officials. Sensient Colors will oppose this motion, which has a return date of November 21, 2008. Under the current case management order, fact and expert discovery is to be completed by December 19, 2008, with trial to begin on March 16, 2009.
As of September 30, 2008, the liabilities related to environmental matters are estimated to be between $1.5 million and $25.7 million. As of September 30, 2008, the Company has accrued $1.8 million, which is all related to the environmental reserves established in connection with a 2001 acquisition. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.
Commercial Litigation
The following is a significant commercial case involving the Company.
Smead et al. v. Sensient Flavors Inc. et al.
On April 14, 2008, the Company’s subsidiary Sensient Flavors Inc., now known as Sensient Flavors LLC (“Sensient Flavors”), certain other flavor manufacturers, a flavor industry trade association and its management company were sued in Milwaukee County Circuit Court in Milwaukee, Wisconsin, by a former employee of International Flavors & Fragrances, Inc. (“IFF”), Richard Smead, and his spouse, Kathy Smead. Mr. Smead claims that while working in various positions at IFF he was exposed to “butter flavors and/or their constituents” allegedly sold by Sensient Flavors and the other manufacturer defendants, which caused him to suffer “severe and permanent” injury to his respiratory system and other damages. Mrs. Smead’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors in other jurisdictions over the presence of diacetyl in butter flavoring for use in microwave popcorn production.

The Company believes that plaintiffs’ claims are without merit and will vigorously defend this case. The Company has responded to the Complaint, denying all liability and joining numerous motions to dismiss that have been filed by some of the other flavor manufacturers. Briefing on those motions is complete and the parties are awaiting a decision from the Court. A preliminary analysis of Sensient Flavors’ sales records suggests that it never sold any butter flavoring to IFF. This case is in the very early stages and no trial date has been set.
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
OVERVIEW
Revenue for the third quarter of 2008 was $318.6 million, an increase of 8.3% from $294.3 million recorded in the prior year third quarter. For the nine months ended September 30, 2008, revenue was $958.8 million, an increase of 8.5% from the comparable period in 2007. Revenue for the Flavors & Fragrances segment increased by 7.0% and 7.6% for the quarter and nine months ended September 30, 2008, respectively, over the comparable periods last year. Revenue for the Color segment increased by 12.7% and 10.5% for the quarter and nine months ended September 30, 2008, respectively, over the comparable periods last year. Corporate and Other revenue increased by 12.6% and 14.7% for the quarter and nine months ended September 30, 2008, respectively, over the comparable periods last year. Additional information on group results can be found in the Segment Information section.
For the three months ended September 30, 2008 and 2007, the gross profit margin was 30.1% and 30.2%, respectively. For the nine months ended September 30, 2008 and 2007, the gross profit margin was 30.6% and 30.5%, respectively. In both the quarter and nine months, increased selling prices offset the impact of higher energy and raw material costs.
Selling and administrative expenses as a percent of revenue were 17.3% in both the quarters ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, selling and administrative expenses as a percent of revenue improved 30 basis points to 17.5% as revenue increased at a rate greater than the increase in selling and administrative expenses.
Operating income for the quarter ended September 30, 2008, was $40.9 million, an increase of 7.1% from $38.1 million for the third quarter of 2007. Operating income for the nine months ended September 30, 2008, was $125.3 million compared to $112.3 million for the comparable period in 2007. The change in operating income for each period was due to the revenue, margin and expense changes discussed above.
Favorable foreign exchange rates increased revenue and operating profit by 2.4% and 1.6%, respectively, for the three months ended September 30, 2008, over the same quarter of 2007. For the nine months ended September 30, 2008, foreign exchange rates increased revenue by 4.7% and operating income by 5.4% over the comparable period last year.
Interest expense for the quarter ended September 30, 2008, was $8.0 million, a decrease of 7.7% from the prior year’s quarter. Interest expense for the nine months ended September 30, 2008, was $25.0 million compared to $27.4 million in the prior year period. The decreases in the quarter and year-to-date period were the result of lower interest rates combined with lower average debt balances.
The effective income tax rates were 26.7% and 29.5% for the quarters ended September 30, 2008 and 2007, respectively. The effective income tax rates were 30.0% and 30.1% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates for the three and nine month periods in both years were reduced by changes in estimates associated with the finalization of prior year income tax returns and the resolution of prior years’ tax matters. These reductions were partially offset by a tax rate change for a foreign operation for the three and nine months ended September 30, 2007. Management expects the effective tax rate for the remainder of 2008 to be 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported in the quarter in which they occur.
SEGMENT INFORMATION
Beginning in the first quarter of 2008, the Company’s operations in China, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2007 have been restated to reflect this change.
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the third quarter of 2008 increased $13.5 million, or 7.0%, to $206.5 million from $193.0 million for the same period last year. The increase in revenue was primarily due to higher revenue in North America ($7.9 million) and improved pricing on sales of fragrances ($1.1 million).

Favorable foreign currency translation also increased revenue ($4.3 million). The increase in North America was primarily related to higher prices and increased volumes.
For the quarter ended September 30, 2008, operating income increased $2.3 million, or 8.0%, to $31.6 million from $29.2 million last year. The increase was primarily attributable to higher profit in North America as a result of the higher revenue. Operating income as a percent of revenue was 15.3%, an increase of 20 basis points from the comparable quarter last year, primarily due to the reasons provided above.
For the nine months ended September 30, 2008, revenue for the Flavors & Fragrances segment was $616.1 million, an increase of $43.7 million, or 7.6%, from $572.3 million reported in the same period last year. The increase in revenue was primarily due to higher volumes and prices in North America ($16.9 million) and Europe ($2.2 million). Favorable foreign currency translation also increased revenue ($25.7 million). These increases were partially offset by lower volume in Latin America ($1.5 million).
Operating income for the nine months ended September 30, 2008, increased $9.3 million, or 10.9%, to $94.3 million from $85.0 million last year. The increase in operating income was primarily due to improvements in North America ($7.0 million) and Europe ($1.1 million). Favorable foreign currency translation also increased operating profit ($2.2 million). These improvements were partially offset by the impact of lower volumes in Latin America ($1.5 million). The increases in North America and Europe were primarily due to improved pricing and higher volumes in dehydrated flavors and other flavors partially offset by higher energy and raw material costs. Operating income as a percent of revenue was 15.3%, an increase of 40 basis points from the comparable period last year, primarily due to the reasons provided above.
Color –
Revenue for the Color segment for the third quarter of 2008 was $102.7 million, an increase of $11.6 million, or 12.7%, from $91.1 million reported in the prior year’s comparable period. The increase in revenue was primarily due to both higher volumes and prices of food and beverage colors ($3.6 million), cosmetic colors ($2.4 million), technical colors ($1.9 million) and pharmaceutical colors ($0.8 million). Favorable foreign currency translation also increased revenue ($2.9 million).
Operating income for the quarter ended September 30, 2008, was $17.7 million, an increase of $2.0 million, or 12.6%, from $15.8 million reported in the comparable period last year. The increase was primarily due to higher profit in technical colors ($1.5 million) partially offset by lower profit from sales of food and beverage colors due to unfavorable product mix ($0.5 million). Favorable foreign currency translation also increased operating profit ($0.6 million). The higher profit in technical colors was due to the impact of increased sales combined with lower costs and the favorable product mix. Operating income as a percent of revenue of 17.3% was equal to last year’s third quarter.
For the nine months ended September 30, 2008, revenue for the Color segment increased $29.7 million, or 10.5%, to $312.8 million compared to $283.1 million in 2007. The increase in revenue was primarily due to increased sales of food and beverage colors ($5.8 million), cosmetic colors ($5.2 million), pharmaceutical colors ($1.9 million) and technical colors ($2.1 million). Favorable foreign currency translation also increased revenue ($14.7 million). The revenue increases described above were due to both higher prices and volume increases.
Operating income for the nine months ended September 30, 2008, increased $5.5 million, or 11.0%, to $55.5 million from $50.0 million in the comparable period last year. The increase was primarily due to the impact of increased prices, higher volumes and favorable product mix in technical colors ($3.0 million), and increased prices and higher volumes of pharmaceutical colors ($0.6 million). Favorable foreign currency translation also increased operating profit ($3.5 million). These items were partially reduced by the lower profit in food in beverage colors ($1.4 million) primarily due to unfavorable product mix. Operating income as a percent of revenue was 17.8%, an increase of 10 basis points from the comparable period last year, primarily due to the reasons provided above.
LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 35.9% as of September 30, 2008, from 38.4% as of December 31, 2007. The improvement resulted from an increase in equity, primarily from current year earnings, and a decrease in total debt funded by cash provided by operating activities. The Company’s debt to EBITDA ratio has improved to 2.3 as of September 30, 2008 from 2.6 as of December 31, 2007.

Net cash provided by operating activities was $66.3 million for the nine months ended September 30, 2008, compared to $80.7 million for the comparable period last year. The decrease in cash provided by operating activities was primarily due to a larger increase in net working capital this year compared to 2007 partially offset by higher earnings. The increase in working capital was primarily due to strategic purchases of key raw materials and higher accounts receivable as a result of strong sales.
Net cash used in investing activities was $31.1 million and $23.6 million for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures were $34.4 million and $25.5 million for the nine months ended September 30, 2008 and 2007, respectively.
Net cash used in financing activities was $35.5 million and $55.6 million for the nine months ended September 30, 2008 and 2007, respectively. Net repayments of debt were $25.1 million and $44.1 million for the first nine months of 2008 and 2007, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $26.4 million and $23.5 million were paid during the nine months ended September 30, 2008 and 2007, respectively, reflecting the Company’s increase in the dividend to $0.55 per share in the first nine months of 2008 compared to $0.50 in the same period of 2007. The Company increased its quarterly dividend to $0.19 per share effective for the quarterly dividend paid on September 2, 2008, from the previous rate of $0.18 per share which had been in effect since the third quarter of 2007. For the first nine months of 2008 and 2007, the net cash provided by operating activities was sufficient to fund capital expenditures, pay dividends and reduce borrowings.
The Company’s financial position remains strong. Its expected cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
In October 2008, the Company completed a new $105 million term loan agreement with five banks. The term loan allows the Company to make one or more borrowings on or before April 1, 2009. The proceeds from the term loan will be used to retire debt that matures in April 2009. The term loan matures on June 15, 2012. For additional information on the term loan, refer to Note 9 on page 7.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2008. For additional information about contractual obligations, refer to page 23 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of September 30, 2008.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2008. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2007 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2008. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2007 Annual report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2008, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color and flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Superfund Claim
In July 2004, the Environmental Protection Agency (“EPA”) notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”) that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA in January 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA informed Sensient Colors that it was unwilling to discuss these legal challenges without prior conditions. In 2006, a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the Site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood.
In March 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. Sensient Colors moved to dismiss the United States’ complaint, which motion was denied by the Court in October 2007. Sensient Colors timely filed its answer and affirmative defenses to the United States’ complaint, as well as a third-party complaint against current and former owners and/or operators of the Site. The United States moved to strike Sensient Colors’ affirmative defenses. In an August 12, 2008 Opinion and Order, following briefs and oral argument, the Court partly granted and partly denied the United States’ motion, effectively preserving most of Sensient Colors’ affirmative defenses, either as originally pled or with changes outlined by the Court. Sensient Colors promptly filed an amended pleading incorporating the revised affirmative defenses. On July 29, 2008, Sensient Colors filed a third-party complaint adding Kohnstamm Inc. (a Canadian affiliate of General Color Company) and its president Avtar Singh as defendants.
In late August 2008, in the course of reviewing documents produced by the EPA, Sensient Colors discovered an e-mail exchange between EPA officials that Sensient Colors believes supports many of the legal theories and affirmative defenses advanced by Sensient Colors in the litigation and undermines key United States cost recovery claims. By letter dated August 26, 2008, based on the above document and other evidence adduced in the case, Sensient Colors demanded that the United States dismiss its case with prejudice and reimburse Sensient Colors for attorneys’ fees and costs incurred. In response to the August 26, 2008 letter, the United States withdrew, without prejudice, its then-pending motion to limit the scope of review to EPA’s administrative record and told the Court that it would respond to Sensient’s letter by September 10, 2008. The United States then sought additional time for its review of Sensient Colors’ demand. In an October 3, 2008 Letter Order, the Court directed the United States to provide Sensient with notice of its decision with respect to the demand for dismissal by October 31, 2008. In a letter to Sensient Colors dated October 31, 2008, the United States declined to voluntarily dismiss the case but agreed, with certain conditions, not to oppose depositions of current and former EPA employees on the issues raised in Sensient Colors’ letter of August 26, 2008. The United States reserved its rights to seek limitations on discovery and to seek to limit review of EPA’s choice of response action to the administrative record.
Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. All outstanding motions are scheduled to be resolved at a November 18, 2008 status conference. Deposition discovery is currently stayed; however, pursuant to the Court’s October 3, 2008 Letter Order, deposition notices may be served on or after November 3, 2008, and the depositions themselves may be scheduled on or after December 8, 2008.
Sensient Colors intends to vigorously defend its interests in the litigation. It is evaluating, among other things, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. A portion of Sensient Colors’ legal defense costs is being paid by insurers with a reservation of coverage rights. Litigation to resolve coverage issues is pending.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Fact discovery was completed in mid-July, and expert and rebuttal expert reports have been exchanged. Depositions of experts are on-going.
Sensient Colors has advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors recently served subpoenas and deposition notices upon several current and former EPA officials, and will re-depose the DEP witnesses regarding such issues. EPA, though not a party to the Pleasant Gardens action, has filed a motion to quash the subpoenas of the current and former EPA officials. Sensient Colors will oppose this motion, which has a return date of November 21, 2008. Under the current case management order, fact and expert discovery is to be completed by December 19, 2008, with trial to begin on March 16, 2009.
Smead et al. v. Sensient Flavors Inc. et al.
On April 14, 2008, the Company’s subsidiary Sensient Flavors Inc., now known as Sensient Flavors LLC (“Sensient Flavors”), certain other flavor manufacturers, a flavor industry trade association and its management company were sued in Milwaukee County Circuit Court in Milwaukee, Wisconsin, by a former employee of International Flavors & Fragrances, Inc. (“IFF”), Richard Smead, and his spouse, Kathy Smead. Mr. Smead claims that while working in various positions at IFF he was exposed to “butter flavors and/or their constituents” allegedly sold by Sensient Flavors and the other manufacturer defendants, which caused him to suffer “severe and permanent” injury to his respiratory system and other damages. Mrs. Smead’s claim is for loss of consortium. The allegations of this complaint are virtually identical to those contained in other complaints that have been filed against Sensient Flavors in other jurisdictions over the presence of diacetyl in butter flavoring for use in microwave popcorn production.
The Company believes that plaintiffs’ claims are without merit and will vigorously defend this case. The Company has responded to the Complaint, denying all liability and joining numerous motions to dismiss that have been filed by some of the other flavor manufacturers. Briefing on those motions is complete and the parties are awaiting a decision from the Court. A preliminary analysis of Sensient Flavors’ sales records suggests that it never sold any butter flavoring to IFF. This case is in the very early stages and no trial date has been set.
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

SENSIENT TECHNOLOGIES CORPORATION
Date: November 7, 2008	By:	/s/ John L. Hammond
John L. Hammond, Vice President,
Secretary & General Counsel

Date: November 7, 2008	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Vice President
& Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit	Description	Incorporated by Reference From	Filed Herewith
10.1*	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)		X

10.2*	Amended and Restated Executive Employment Contract dated as of October 27, 2008 between the Company and Kenneth P. Manning		X

10.3*	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005		X

10.4(a) *	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)		X

10.4(b) *	Executive Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)		X

10.5(a) *	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)		X

10.5(b) *	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)		X

10.6(a) *	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)		X

10.6(b) *	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)		X

10.7*	Management Incentive Plan for Corporate Management		X

10.8*	Management Incentive Plan for Group/Division Management		X

10.9*	Management Incentive Plan for Group Presidents		X

10.10*	Incentive Compensation Plan for Elected Corporate Officers		X

Exhibit	Description	Incorporated by Reference From	Filed Herewith
10.11	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan		X

10.12	Amendment No. 1. to the Sensient Technologies Corporation 2007 Restricted Stock Plan		X

31	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

*	These copies of the plans and agreements being filed reflect changes which, taken together, are not considered material. The amendments to the plans, agreements and trust were adopted by resolution of the Sensient Board of Directors; therefore, rather than filing of an amendment document, the Company is filing copies of the documents as amended.