Form 10-K
period 2008-12-31
SENSIENT TECHNOLOGIES CORP
filed 2009-03-02
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2008 was $1,340,293,501.00. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 48,623,862 shares of Common Stock outstanding as of February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 13, 2009 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2008 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies incorporated by reference from p 23 of the Company’s 2008 Annual Report to Shareholders. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The Company’s principal products include:

•	flavors, flavor enhancers and bionutrients;

•	fragrances and aroma chemicals;

•	dehydrated vegetables and other food ingredients;

•	natural and synthetic food and beverage colors;

•	cosmetic and pharmaceutical colors and additives; and

•	technical colors, inkjet colors and inks, and specialty dyes and pigments.

On July 17, 2008, the Company announced an increase in its cash dividend on its common stock from an annual rate of 72 cents per share to an annual rate of 76 cents per share, commencing with the quarterly dividend paid on September 2, 2008 to shareholders of record on August 8, 2008.

The Company’s operations, except for the Asia Pacific and China Groups, are managed on a products-and-services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. Because of a segment realignment in 2008, China’s color and flavor operations (except dehydrated flavors) are no longer included in the Flavors and Fragrances Group. The China Group is now included in the “Corporate and Other” category, along with the Asia Pacific Group and the Company’s corporate expenses. Financial information regarding the Company’s two reportable segments and the operations included within Corporate and Other is incorporated by reference to the information set forth on pages 39 through 41 of the Company’s 2008 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

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

Operating through its Sensient Dehydrated Flavors business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. In addition, Sensient Dehydrated Flavors is one of the leading dehydrators of specialty vegetables in Europe and it has a growing presence in China. Advanced dehydration technologies utilized by Sensient Dehydrated Flavors permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

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

Asia Pacific and China Groups

The Asia Pacific Group and the China Group focus on marketing the Company’s diverse product line in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Australia. Manufacturing operations are located in Australia, New Zealand and the Philippines. The Asia Pacific Group maintains offices for research and development, as well as sales, in Indonesia, India, Singapore and Thailand. An additional sales office is located in Australia.

The China Group’s operations include a manufacturing facility in China and multiple sales and technical offices.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. As of December 31, 2008, the Company employed approximately 436 people in research, development and quality assurance.

Expenditures for research and development related to continuing operations in calendar year 2008 were $28.3 million, compared with $25.7 million in the year ended December 31, 2007 and $24.8 million in the year ended December 31, 2006. As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom,

Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom. In December 2007, the Flavors & Fragrances Group plant in Spain received additional certification through the ISO 14001 and 18001 quality standards.

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

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments and natural food and beverage colors and on color systems. The Company also produces a diverse line of colors and ingredients for cosmetics and pharmaceutical applications and technical colors for industrial applications and specialty chemicals for digital imaging.

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

•

Asia Pacific and China. Because of the broad array of products available to customers of the Asia Pacific Group and the China Group, the Company believes that it is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 8 to the Consolidated Financial Statements of the Company, which appears on page 41 of the 2008 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2008, the Company employed 3,613 persons worldwide.

Regulation

Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report. Current compliance is not expected to have a material adverse effect in the next two years. Certain legal proceedings discussed in Item 3 of this Report pertain to environmental compliance. The production, packaging, labeling and distribution of certain of the products of the Company in the U.S. are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration. The Company is subject to similar regulations in many international markets.

Item 1A.	Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this Report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 17 through 24 of the 2008 Annual Report to Shareholders and “Forward Looking Statements” on page 24 of this Report, the following factors should be considered:

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

We operate and sell our products in many foreign countries. The international aspects of our business subject us to risks that could materially impact our operating results, including: foreign exchange rate fluctuations; difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; and the effects of international political developments and political and economic instability. In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes or limitations on currency or fund transfers.

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

•	Our ability to successfully maintain and upgrade our information technology systems may affect our competitiveness and our profits could decrease.

Our success depends in part on our ability to maintain a current information technology platform for our business to operate. We routinely review and upgrade our information technology systems in order to better manage and report the sales, manufacturing and other operations of our business. If we do not continue to maintain our information technology platform and successfully implement upgrades to the system, our competitiveness and profits could decrease.

•	World events and natural disasters are beyond our control and could affect our results.

World events, such as the attacks of September 11, 2001 and their aftermath, the conflicts in Iraq and Afghanistan, and the situations in North Korea and Iran, can adversely affect national, international and local economies. Economies can also be affected by natural disasters, such as the recent typhoons in the Philippines, the Southeast Asian tsunami and Hurricane Katrina, or by epidemics such as the avian flu. Such events and conditions, as well as the current impairment of financial markets, increased unemployment and decreased consumer spending, could adversely affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES

California
Carlsbad	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors

UNITED STATES (Continued)

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D and sales/food colors

New Jersey
South Plainfield (2) **	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL

Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors
Sydney*	Asia Pacific	Sales/food colors and flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production and sales/food colors and flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production and sales/food colors
Mississauga, Ontario (2)	Flavors & Fragrances	R&D and sales/flavors
Rexdale, Ontario *	Flavors & Fragrances	Production/ingredients and flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	China	Sales/colors and flavors
Guangzhou*	China	Production, R&D and sales/flavors and food and pharmaceutical colors
Hong Kong*	China	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	China	R&D and sales/colors and flavors

INTERNATIONAL (Continued)

Costa Rica
San Jose*	Flavors & Fragrances	Sales/flavors

Czech Republic
Prague*	Color	Sales/food colors

England
Kings Lynn *	Color	Production/food colors and dyes
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

Germany
Bremen *	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production and sales/natural colors

Japan
Hitachi	Asia Pacific	Production/flavors and colors
Tokyo*	Asia Pacific	R&D and sales/flavors and colors

Korea
Seoul*	Asia Pacific	Sales/flavors, colors and display-imaging chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks

INTERNATIONAL (Continued)

Mexico (continued)
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors

Romania
Morazia*	Color	Sales/food colors

Serbia
Zenta	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production and sales/food colors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/ technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.
**	Indicates two leased properties at the location.

Item 3.	Legal Proceedings

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

Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. After briefing, the motion for leave to amend was argued before the magistrate judge on November 18, 2008. On February 13, 2009, the magistrate issued an opinion and order denying Sensient Colors’ motion for leave to amend. Sensient Colors has until March 2, 2009 to appeal the magistrate’s decision to the district court judge and intends to do so.

Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. Those motions have been fully briefed. On January 28, 2009, the magistrate judge issued an opinion and order denying or delaying Sensient Colors’ ability to conduct the foregoing depositions. Sensient Colors has exercised its right to appeal the magistrate’s decision to the district court judge.

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

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Document discovery was completed in July 2008, and expert and rebuttal expert reports have been exchanged. Depositions of fact and expert witnesses are on-going.

Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas, which the court has indicated an intent to consider before considering the merits of the motions to quash.

On December 3, 2008, Sensient Colors moved for a 120-day stay of the trial date and commensurate adjustment of case schedule. There has as yet been no ruling on that motion.

On January 8, 2009, the judge recused himself from the Pleasant Gardens case (as well as the related insurance-coverage case) because of a conflict of interest and the Pleasant Gardens case has been reassigned to another judge. In light of the recusal and reassignment, the new judge has re-scheduled the trial to commence no earlier than June 1, 2009 and, depending on how certain outstanding discovery issues are resolved, the trial may be deferred further.

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

The Company believed that plaintiffs’ claims were without merit and vigorously defended this case. The Company responded to the Complaint, denying all liability and joining numerous motions to dismiss that were filed by some of the other flavor manufacturers. An analysis of Sensient Flavors’ sales records indicated that it never sold any butter flavoring to IFF. On January 6, 2009, the Court entered an Order dismissing Sensient Flavors from this case, without prejudice and without costs.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 2, 2009 are as follows:

Name	Age	Position
Kenneth P. Manning	67	Chairman and Chief Executive Officer
Peter G. Bradley	49	President - Color Group
John F. Collopy	39	Vice President and Treasurer
Neil G. Cracknell	47	President - Flavors & Fragrances Group
Robert J. Edmonds	52	President and Chief Operating Officer
John L. Hammond	62	Senior Vice President, General Counsel and Secretary
Richard F. Hobbs	61	Senior Vice President and Chief Financial Officer
Richard J. Malin	42	Assistant Controller
Douglas S. Pepper	56	Vice President - Administration
Stephen J. Rolfs	44	Vice President, Controller and Chief Accounting Officer

The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Edmonds is expected to leave the Company in the near future to pursue other opportunities, and will not be re-elected as an executive officer by the Board at its annual meeting in April. Since February 2009, Mr. Manning has assumed the duties of Chief

Operating Officer. Mr. Bradley has held his present office since July 2005 and previously served as President-Asia Pacific Group (2004-2005) and General Manager-Food Colors UK (2003-2004). Mr. Collopy has held his present office since October 2006, and previously served as Assistant Treasurer (February 2006 - October 2006), Director, Treasury Operations (2004-2006), and Manager, Corporate Development (1999-2004). Mr. Cracknell has held his present office since December 20, 2007 and previously served as Vice President and Deputy Group Executive of the Flavors & Fragrances Group (October 18 - December 19, 2007) and as President - Dehydrated Flavors (February 2002 - October 2007). Mr. Edmonds has held his present position since August 2007 and previously served as General Manager - Food Colors North America (July 2005 - August 2007) and as a consultant to Sensient Colors Inc. (September 2004 - July 2005) and as a Vice President for Marketing and Process Technologies of Engelhard Corporation (January 2003 - September 2004). Mr. Hammond and Mr. Hobbs were Vice Presidents before being named Senior Vice Presidents in December 2008. Mr. Malin has held his present office since April 2005 and previously served as Assistant Treasurer (2001-2005). Mr. Pepper has held his current position since February 2008 and previously served as Vice President - Human Resources (September 2007 - January 2008), Chief Financial Officer - Color Group (December 2005 - September 2007), and as regional Chief Financial Officer for Omnicare, Inc. (January 2000 - December 2005).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2007 and 2008 appearing under “Common Stock Prices and Dividends” on page 47 of the 2008 Annual Report to Shareholders are incorporated by reference. In 2008, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of February 15, 2009, 2,012,990 shares had been repurchased under the latter authorization. The Company did not repurchase any shares during the fourth quarter of 2008.

The number of shareholders of record on February 17, 2009 was 3,158.

On July 17, 2008, the Company announced an increase in its cash dividend on its common stock from an annual rate of 72 cents per share to an annual rate of 76 cents per share, commencing with the quarterly dividend paid on September 2, 2008 to shareholders of record on August 8, 2008.

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this annual report.

The graph found on page 47 of the Company’s 2008 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard and Poor’s indices is incorporated by reference.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 48 and 49 of the 2008 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 17 through 24 of the 2008 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 22 and 23 of the 2008 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 25 through 44 and page 47 of the 2008 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Management’s report on internal control over financial reporting, which appears on page 45 of the 2008 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting, set forth on page 46 of the 2008 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and officers appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 13, 2009 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation

Information relating to compensation of directors and officers is incorporated by reference from the “Director Compensation and Benefits,” “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements” portions of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the fifth paragraph under the heading “Committees of the Board of Directors” in the Proxy Statement.

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

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2008 through December 31, 2008, or in any such proposed transaction. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

The discussion appearing under “Transactions with Related Persons” in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report. With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are exhibits hereto because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

List of Financial Statements and Financial Statement Schedule

1. Financial Statements	Page Reference in 2008 Annual Report To Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2008:

Reports of Independent Registered Public Accounting Firm	45-46

Consolidated Balance Sheets - December 31, 2008 and 2007	26

Consolidated Statements of Earnings - Years ended December 31, 2008, 2007 and 2006	25

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2008, 2007 and 2006	28-29

Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006	27

Notes to Consolidated Financial Statements	30-44

2. Financial Statement Schedule	Page Reference in Form 10-K

Report of Independent Registered Public Accounting Firm	21

Schedule II - Valuation and Qualifying Accounts	22

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the consolidated financial statements of Sensient Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and for the three years in the period ended December 31, 2008, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 16, 2009. Such consolidated financial statements and reports are included in your 2008 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 16, 2009

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2008, 2007, 2006

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2006 Allowance for losses: Trade accounts receivable	$7,327	$1,901	$0	$1,557	$7,671

2007 Allowance for losses: Trade accounts receivable	$7,671	$646	$0	$4,075	$4,242

2008 Allowance for losses: Trade accounts receivable	$4,242	$725	$0	$672	$4,295

(A)	Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary

Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 2, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board and Chief Executive Officer	Director

/s/ Richard F. Hobbs	/s/ Robert J. Edmonds
Richard F. Hobbs	Robert J. Edmonds
Senior Vice President and Chief Financial Officer	Director, President and Chief Operating Officer

/s/ Stephen J. Rolfs	/s/ William V. Hickey
Stephen J. Rolfs	William V. Hickey
Vice President, Controller and Chief Accounting Officer	Director

/s/ Hank Brown	/s/ Peter M. Salmon
Hank Brown	Peter M. Salmon
Director	Director

/s/ Fergus M. Clydesdale	/s/ Elaine R. Wedral
Fergus M. Clydesdale	Elaine R. Wedral
Director	Director

/s/ Essie Whitelaw
Essie Whitelaw
Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of December 4, 2008		X

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333-67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Amended and Restated Executive Employment Contract dated August 17, 2007 between Registrant and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated as of October 27, 2008 between the Company and Kenneth P. Manning (superseded)	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(a)(3)	Amended and Restated Executive Employment Contract dated as of February 5, 2009 between the Company and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 (Commission File Number 1-7626)

10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(e)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report of Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(g)(1)	Amendment of No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(1)	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(k)(1)	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.4(a) to Quarterly Report on Form 10-Q the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Executive Income Deferral Plan, as Amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.4(b) to Quarterly Report on From 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated March 1, 2002 between the Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.1(l)(2)	Amendment No. 1 to Rabbi Trust A dated December 18, 2008 between Registrant and Marshall & Ilsley Trust Company		X

10.1(m)(1)	Trust Agreement, including Changes upon Appointment of Successor Trustee February 1, 1998 between Registrant and Firstar Bank, Milwaukee, N.A. (“Rabbi Trust B”)	Exhibit 10.2(p) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(m)(2)	Amendment No. 1 to Rabbi Trust B dated January 1, 2000 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(m)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(m)(3)	Changes upon Appointment of Successor Trustee for Rabbi Trust B dated as of January 1, 2000	Exhibit 10.1(m)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(m)(4)	Amendment No. 2 to Rabbi Trust B dated December 18, 2008 between Registrant and Marshall and Ilsley Trust Company		X

10.1(n)	Trust Agreement, including Changes upon Appointment of Successor Trustee, dated as of February 1, 1998 between Registrant and Firstar Bank, Milwaukee N.A. (“Rabbi Trust C”)	Exhibit 10.2(q) to Annual Report of Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(n)(1)	Amendment No. 1 to Rabbi Trust C dated as of January 1, 2001 between Registrant and Marshall & Ilsley Trust Company	Exhibit 10.1(n)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(n)(2)	Changes upon Appointment of Successor Trustee for Rabbi Trust C dated as of January 1, 2001	Exhibit 10.1(n)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(n)(3)	Amendment No. 2 to Rabbi Trust C dated December 18, 2008 between Registrant and Marshall & Ilsley Trust Company		X

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(o)	Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008(Commission File No. 1-7626)

10.1(r)	Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A), as amended and restated effective as of January 1, 2005		X

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B), as amended and restated effective as of January 1, 2005		X

10.1(u)(1)	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Letter Agreement dated December 18, 2007 between Registrant and Ralph G. Pickles	Exhibit 10.1(y) to Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-7626)

10.1(w)	Retirement Agreement and Release dated January 14, 2008 between Registrant and Richard Carney	Exhibit 10.1(z) to Annual Report on Form 10-K for fiscal year ended December 31, 2007 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Quarterly Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
13.1	Annual Report to Shareholders for the year ended December 31, 2008		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X