Form 10-Q
period 2009-03-31
SENSIENT TECHNOLOGIES CORP
filed 2009-05-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Registrant’s telephone number, including area code: (414) 271-6755
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, par value $0.10 per share	48,712,698

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Revenue	$282,824	$307,419

Cost of products sold	196,294	211,777

Selling and administrative expenses	48,146	56,009

Operating income	38,384	39,633

Interest expense	7,246	8,578

Earnings before income taxes	31,138	31,055

Income taxes	9,531	10,378

Net earnings	$21,607	$20,677

Average number of common shares outstanding:
Basic	48,145	47,299

Diluted	48,351	47,806

Earnings per common share:
Basic	$.45	$.44

Diluted	$.45	$.43

Dividends per common share	$.19	$.18

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2009	December 31,
	(Unaudited)	2008 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,358	$8,498
Trade accounts receivable, net	199,720	198,903
Inventories	369,073	381,246
Prepaid expenses and other current assets	39,461	38,876

TOTAL CURRENT ASSETS	616,612	627,523

OTHER ASSETS	39,261	40,878
INTANGIBLE ASSETS, NET	13,059	13,754
GOODWILL	426,780	440,416
PROPERTY, PLANT AND EQUIPMENT:
Land	45,444	47,315
Buildings	242,335	248,366
Machinery and equipment	584,466	594,858
Construction in progress	43,620	40,200

	915,865	930,739
Less accumulated depreciation	(526,581)	(527,873)

	389,284	402,866

TOTAL ASSETS	$1,484,996	$1,525,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$75,329	$82,976
Accrued salaries, wages and withholdings from employees	14,701	24,269
Other accrued expenses	49,002	52,825
Income taxes	4,692	1,988
Short-term borrowings	47,562	34,213

TOTAL CURRENT LIABILITIES	191,286	196,271
OTHER LIABILITIES	26,446	27,272
ACCRUED EMPLOYEE AND RETIREE BENEFITS	38,539	37,616
LONG-TERM DEBT	420,919	445,682
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	83,130	82,261
Earnings reinvested in the business	885,830	873,444
Treasury stock, at cost	(113,402)	(116,217)
Accumulated other comprehensive loss	(53,148)	(26,288)

TOTAL SHAREHOLDERS’ EQUITY	807,806	818,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,484,996	$1,525,437

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Net cash provided by operating activities	$17,536	$9,734

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,836)	(12,113)
Proceeds from sale of assets	4	23
Other investing activity	(91)	1,462

Net cash used in investing activities	(8,923)	(10,628)

Cash flows from financing activities:
Proceeds from additional borrowings	120,237	9,052
Debt payments	(122,234)	(3,071)
Dividends paid	(9,220)	(8,587)
Proceeds from options exercised and other equity transactions	2,261	5,478

Net cash (used in) provided by financing activities	(8,956)	2,872

Effect of exchange rate changes on cash and cash equivalents	203	308

Net (decrease) increase in cash and cash equivalents	(140)	2,286
Cash and cash equivalents at beginning of period	8,498	10,522

Cash and cash equivalents at end of period	$8,358	$12,808

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2008, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Share-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006, using the modified prospective transition method. The Company recognized $0.8 million and $0.2 million of share-based compensation expense for the quarters ended March 31, 2009 and 2008, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. For the three months ended March 31, 2009 and 2008, the Company did not issue any stock options. The weighted-average fair value of stock options awarded during the year ended December 31, 2008 was $6.77 per share. Significant assumptions used in estimating the fair value of the awards granted during the year ended December 31, 2008 are as follows:

2008
Dividend yield	2.3%
Volatility	26.3%
Risk-free interest rate	3.1%
Expected term (years)	5.3
3.	Fair Value Measurements

On January 1, 2008 the Company adopted FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. As of March 31, 2009 and 2008, the Company’s only assets and liabilities subject to this statement are forward contracts (all currently accounted for as cash flow hedges) and mutual fund investments. Both of these financial instruments were previously being recorded by the Company at fair value that meets the requirements as defined by FASB Statement No. 157. There was no impact on the Company’s net earnings and financial position as a result of adopting this standard. The fair value of the forward contracts based on current pricing obtained for comparable derivative products (Level 2 inputs per Statement No. 157) at March 31, 2009 and 2008 was an asset of $0.5 million and $0.6 million, respectively. The fair value of the investments based on March 31, 2009 and 2008 market quotes (Level 1 inputs per Statement No. 157) was an asset of $13.1 million and $16.3 million, respectively.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2009:
Revenue from external customers	$180,724	$83,677	$18,423	$282,824
Intersegment revenue	3,824	3,413	248	7,485

Total revenue	$184,548	$87,090	$18,671	$290,309

Operating income (loss)	$29,957	$13,731	$(5,304)	$38,384
Interest expense	—	—	7,246	7,246

Earnings (loss) before income taxes	$29,957	$13,731	$(12,550)	$31,138

Three months ended March 31, 2008:
Revenue from external customers	$188,343	$98,501	$20,575	$307,419
Intersegment revenue	4,897	4,270	379	9,546

Total revenue	$193,240	$102,771	$20,954	$316,965

Operating income (loss)	$28,816	$18,505	$(7,688)	$39,633
Interest expense	—	—	8,578	8,578

Earnings (loss) before income taxes	$28,816	$18,505	$(16,266)	$31,055

Beginning in the first quarter of 2009, the Company’s operations in Japan, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2008 have been restated to reflect this change.

5.	Inventories

At March 31, 2009 and December 31, 2008, inventories included finished and in-process products totaling $257.1 million and $269.8 million, respectively, and raw materials and supplies of $112.0 million and $111.4 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Service cost	$340	$331
Interest cost	731	747
Expected return on plan assets	(263)	(287)
Amortization of prior service cost	456	487
Amortization of actuarial loss	50	58

Defined benefit expense	$1,314	$1,336

During the three months ended March 31, 2009, the Company made contributions to its defined benefit pension plans of $0.9 million. Total contributions to Company defined benefit pension plans are expected to be $4.3 million in 2009.

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Net earnings	$21,607	$20,677
Currency translation adjustments	(26,980)	27,179
Net gain on cash flow hedges	120	580

Net comprehensive (loss) income	$(5,253)	$48,436

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net earnings	$21,607	$20,677
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	10,517	11,483
Stock-based compensation	781	180
Loss on assets	329	191
Deferred income taxes	959	1,041
Changes in operating assets and liabilities	(16,657)	(23,838)

Net cash provided by operating activities	$17,536	$9,734

9.	Debt

In October 2008, the Company entered into a $105 million senior unsecured term loan agreement (“Term Loan”) with a group of five banks. As of March 31, 2009, the Company had borrowed the entire $105 million available and used the proceeds to repay amounts outstanding under the Company’s committed revolving credit facility. On April 1, 2009, the Company borrowed under its revolving credit facility to retire the entire portion of the Company’s public debt. The Term Loan matures on June 15, 2012 and the interest rate on the Term Loan is based on floating rates at the Company’s election of either (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% or (2) a Eurodollar base rate derived from LIBOR plus a margin (initially 225 basis points but subject to adjustment as the Company’s leverage ratio changes). The Company may prepay the Term Loan in whole or in part prior to the maturity date without any penalty.

10.	Derivative Instruments and Hedging Activity

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement provides disclosure requirements pertaining to a Company’s use of derivative instruments and its hedging activities. There is no impact on the Company’s net earnings or financial position as a result of adopting this standard.

The Company may use derivative instruments for the purpose of hedging currency, commodity and interest rate exposures, which exist as part of ongoing business operations. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged transaction. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the transaction and on an ongoing basis. Any ineffective portions are recognized in earnings immediately.

The Company manages its exposure to foreign exchange risk by the use of forward exchange contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases and other known foreign currency exposures. These derivatives may or may not be designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These forward exchange contracts have maturities of less than twelve months. The Company’s primary hedging activities and their accounting treatment are summarized below:
Forward contracts designated as cash flow hedges — The forward exchange contracts that have been designated as hedges, are accounted for as cash flow hedges. The Company had $106 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2009. The gains or losses on these instruments are deferred in accumulated other comprehensive income (“OCI”) until the underlying transaction is recognized in net earnings.
Forward contracts not designated as cash flow hedges — The Company also utilizes forward exchange contracts that are not designated as cash flow hedges under SFAS No. 133. These contracts are marked-to-market in net earnings immediately, at the same time as the non-functional asset or liability is marked-to-market in net earnings. The Company had $34.3 million of forward exchange contracts, not designated as hedges, outstanding as of March 31, 2009 and recognized a loss of $0.3 million in net earnings for the three month period ended March 31, 2009.
Net Investment Hedges — The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of March 31, 2009, the total value of the Company’s Euro and Swiss Franc debt was $130.6 million. A gain of $7.5 million has been recorded as foreign currency translation in OCI for the three month period ended March 31, 2009.

The fair values of the Company’s derivatives are recorded in the Company’s consolidated balance sheet as follows:

	As of March 31, 2009
	Balance		Balance
	Sheet		Sheet
(In thousands)	Location of		Location of
Derivatives	Assets	Fair Value	Liabilities	Fair Value

Foreign exchange contracts designated as cash flow hedges	Other Assets	$767	Other Liabilities	$268

Foreign exchange contracts not designated as cash flow hedges	Other Assets	157	Other Liabilities	297

Total		$924		$565

The effect of the Company’s cash flow hedges on the Company’s Statement of Earnings is as follows:

As of March 31, 2009
Gain (Loss)
		Gain reclassified	reclassified into
(In thousands)	Amount of	into earnings	earnings
Cash flow hedges	Gain in OCI	(effective portion)	(ineffective portion)

Foreign exchange contracts	$106	$1,263	$—
Over the next twelve months, the Company expects to reclassify $106,000 from OCI into net earnings.
11.	Commitments and Contingencies

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

Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. After briefing, the motion for leave to amend was argued before the magistrate judge on November 18, 2008. On February 13, 2009, the magistrate issued an opinion and order denying Sensient Colors’ motion for leave to amend. Sensient Colors has appealed the magistrate’s decision to the district court judge, the appeal is fully briefed, and the district judge has scheduled oral argument on June 17, 2009.

Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. On January 28, 2009, the magistrate judge issued an opinion and order denying or delaying Sensient Color’s ability to conduct the foregoing depositions. Sensient Colors has exercised its right to appeal the magistrate’s decision to the district court judge. That appeal is fully briefed and will also be heard on June 17, 2009.

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

Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Document discovery was completed in July 2008, and expert and rebuttal expert reports have been exchanged. Depositions are on-going.

Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas. Briefing on the issue of standing and on the merits of the motion to quash has been completed and the parties await a decision from the magistrate judge.

On January 8, 2009, the judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009 the court further extended the pretrial schedule and set a trial date for October 5, 2009.

As of March 31, 2009, the liabilities related to environmental matters are estimated to be between $0.8 million and $25.0 million. As of March 31, 2009, the Company has accrued $1.1 million, which is all related to the environmental reserves established in connection with a 2001 acquisition. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.

Commercial Litigation

The Company is involved in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the first quarter of 2009 was $282.8 million, a decrease of 8.0% from $307.4 million recorded in the prior year first quarter. The impact of foreign exchange rates reduced consolidated revenue by 9.4% in the current quarter. Revenue for the Flavors & Fragrances segment decreased 4.5% for the quarter ended March 31, 2009, from the comparable quarter last year. First quarter revenue for the Color segment decreased 15.3% from the first quarter of 2008. Corporate and Other revenue decreased 10.9% for the quarter ended March 31, 2009, from the comparable quarter last year. The impact of foreign exchange rates decreased revenue for the Flavors & Fragrances Group by 8.7%, the Color Group by 10.7% and Corporate and Other by 10.5%. Additional information on group results can be found in the Segment Information section.
The gross profit margin decreased 50 basis points to 30.6% for the quarter ended March 31, 2009, from 31.1% for the same period in 2008. The Color Group experienced increased raw material costs in the quarter that were not fully offset by increases in selling prices. The Group expects to realize increases in selling prices and improvements in raw material costs beginning in the second quarter.
Selling and administrative expenses as a percent of revenue were 17.0% in the first quarter of 2009 compared to 18.2% in the comparable 2008 quarter. The decrease is due to the Company’s continued focus on controlling selling and administrative expenses combined with lower expense for performance based compensation.
Operating income for the quarter ended March 31, 2009, was $38.4 million, a decrease of 3.2% from $39.6 million for the first quarter of 2008. The impact of foreign exchange rates reduced operating income by 11.6% in the quarter. The change in operating income was due to the revenue, margin and expense changes discussed above. Additional information can be found in the Segment Information section.
Interest expense for the first quarter of 2009 was $7.2 million, a decrease of 15.5% from the prior year’s quarter. The decrease in the quarter was the result of lower average debt balances and lower interest rates.
The effective income tax rates were 30.6% and 33.4% for the quarters ended March 31, 2009 and 2008, respectively. The effective tax rate for the first quarter of 2009 was reduced by changes in estimates associated with the finalization of prior year foreign income tax returns. The effective tax rate for the first quarter of 2008 was increased by changes in estimates associated with the finalization of prior year income tax returns. Management expects the effective tax rate for the remainder of 2009 to be 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Beginning in the first quarter of 2009, the Company’s operations in Japan, previously reported in Flavors & Fragrances Group, are reported with the Asia Pacific Group. The Asia Pacific Group is included in the Corporate and Other segment. Results for 2008 have been restated to reflect this change.
Flavors & Fragrances —
Revenue for the Flavors & Fragrances segment in the first quarter of 2009 decreased 4.5% to $184.5 million from $193.2 million for the same period last year. The unfavorable impact of foreign exchange rates reduced Group revenue by $16.8 million, or 8.7%, in the quarter. Excluding the impact of foreign exchange rates, increased revenue was reported in North America ($4.6 million), Europe ($2.0 million) and Latin America ($1.5 million) primarily as a result of higher selling prices and volumes in certain markets including Canada and Europe.
For the quarter ended March 31, 2009, operating income increased 4.0% to $30.0 million from $28.8 million last year. The increase was primarily attributable to higher profit in North America ($1.6 million), Europe ($0.7 million) and Latin America ($0.7 million). The unfavorable impact of exchange rates decreased operating income by approximately $2.3 million, or 8.1%. The increased profit in the above markets was primarily due to improved pricing partially offset by higher raw material and energy costs. Operating income as a percent of revenue was 16.2%, an increase of 130 basis points from the comparable quarter last year, primarily due to the reasons provided above.

Color —
Revenue for the Color segment for the first quarter of 2009 was $87.1 million compared to $102.8 million reported in the prior year’s first quarter. The decrease in revenue was primarily due to the unfavorable effect of foreign exchange rates ($11.0 million), lower sales of technical colors ($3.2 million) and lower sales of cosmetic colors ($1.7 million). Sales of food and beverage colors were up slightly in the quarter. The lower sales of technical and cosmetic colors were primarily due to lower volumes as a result of the current economic conditions.
Operating income for the quarter ended March 31, 2009, was $13.7 million versus $18.5 million in the comparable period last year. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($2.1 million), lower profit from the sale of food and beverage colors ($1.8 million) and lower profit in cosmetic colors ($0.6 million). The lower profit in food and beverage colors was primarily driven by increased raw material costs. The Group expects margins will improve over the remainder of 2009 as a result of increased selling prices and reduced raw material costs. Operating income as a percent of revenue was 15.8% compared to 18.0% in the prior year’s quarter.
LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 36.7% as of March 31, 2009, from 37.0% as of December 31, 2008. The improvement was due to lower outstanding debt balances partially offset by lower equity.
Net cash provided by operating activities was $17.5 million for the quarter ended March 31, 2009, compared to $9.7 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to less cash required to fund working capital increases in the first quarter of 2009 compared to the same period in 2008.
Net cash used in investing activities was $8.9 million and $10.6 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures were $8.8 million and $12.1 million for the quarters ended March 31, 2009 and 2008, respectively.
Net cash used in financing activities was $9.0 million in the first quarter of 2009 compared to net cash provided by financing activities of $2.9 million for the quarter ended March 31, 2008. In the first quarter of 2009, net repayments on debt were $2.0 million compared to net proceeds from additional borrowings of debt $6.0 million for the first three months of 2008. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $9.2 million and $8.6 million were paid during the three months ended March 31, 2009 and 2008, respectively, reflecting the Company’s higher dividend of $0.19 per share in the first quarter of 2009 compared to $0.18 per share in the same period in 2008. In the first quarter of 2009, the Company’s cash provided from operations was able to fund capital expenditures and pay dividends.
The Company’s financial position remains strong. In the first quarter of 2009, the Company borrowed under its term loan that was completed in October 2008. The proceeds from this term loan were used to retire maturing debt. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2009. For additional information about contractual obligations, refer to page 23 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of March 31, 2009.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2009. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2009. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
Change in Internal Control Over Financial Reporting: There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2009, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. After briefing, the motion for leave to amend was argued before the magistrate judge on November 18, 2008. On February 13, 2009, the magistrate issued an opinion and order denying Sensient Colors’ motion for leave to amend. Sensient Colors has appealed the magistrate’s decision to the district court judge, the appeal is fully briefed, and the district judge has scheduled oral argument on June 17, 2009.
Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. On January 28, 2009,

the magistrate judge issued an opinion and order denying or delaying Sensient Color’s ability to conduct the foregoing depositions. Sensient Colors has exercised its right to appeal the magistrate’s decision to the district court judge. That appeal is fully briefed and will also be heard on June 17, 2009.
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
Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.
The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. Limited discovery has occurred. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Document discovery was completed in July 2008, and expert and rebuttal expert reports have been exchanged. Depositions are on-going.
Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas. Briefing on the issue of standing and on the merits of the motion to quash has been completed and the parties await a decision from the magistrate judge.
On January 8, 2009, the judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009 and, indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009 the court further extended the pretrial schedule and set a trial date of October 5, 2009.
The Company is involved in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 1A. RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended
December 31, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s 2009 Annual Meeting of Shareholders, held on April 23, 2009, the following actions were taken:
•	The following Directors were each elected for a one-year term of office:

	Votes For	Votes Withheld

Hank Brown	43,487,829	2,601,540
Dr. Fergus M. Clydesdale	33,297,376	12,791,993
James A.D. Croft	33,146,685	12,942,684
William V. Hickey	34,405,559	11,683,810
Kenneth P. Manning	41,955,230	4,134,139
Peter M. Salmon	43,943,838	2,145,531
Dr. Elaine R. Wedral	43,945,721	2,143,648
Essie Whitelaw	31,720,193	14,369,176
Pursuant to the terms of the Company’s Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the nominees.
•	The shareholders approved the Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers. The shareholders cast 43,113,727 votes in favor of this proposal, 2,715,095 votes against, and there were 260,547 votes to abstain.

•	The shareholders approved a proposal by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors to conduct the annual audit of the consolidated financial statements of the Company and its subsidiaries for the year ending December 31, 2009. The shareholders cast 44,882,315 votes in favor of this proposal, 1,106,459 votes against, and there were 100,595 votes to abstain.
ITEM 6. EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: May 8, 2009	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: May 8, 2009	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

Incorporated by Reference
Exhibit	Description	From	Filed Herewith

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X