Form 10-Q
period 2009-06-30
SENSIENT TECHNOLOGIES CORP
filed 2009-08-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   June 30, 2009
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
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, par value $0.10 per share	48,771,948

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue	$303,959	$332,795	$586,783	$640,214

Cost of products sold	209,269	231,073	405,563	442,850

Selling and administrative expenses	51,433	56,869	99,579	112,878

Operating income	43,257	44,853	81,641	84,486

Interest expense	5,650	8,480	12,896	17,058

Earnings before income taxes	37,607	36,373	68,745	67,428

Income taxes	11,788	10,913	21,319	21,291

Net earnings	$25,819	$25,460	$47,426	$46,137

Average number of common shares outstanding:
Basic	48,301	47,569	48,223	47,434

Diluted	48,554	48,166	48,453	47,986

Earnings per common share:
Basic	$.53	$.54	$.98	$.97

Diluted	$.53	$.53	$.98	$.96

Dividends per common share	$.19	$.18	$.38	$.36

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2009	December 31,
	(Unaudited)	2008 *
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,589	$8,498
Trade accounts receivable, net	209,197	198,903
Inventories	378,126	381,246
Prepaid expenses and other current assets	41,721	38,876

TOTAL CURRENT ASSETS	644,633	627,523

OTHER ASSETS	39,030	40,878

INTANGIBLE ASSETS, NET	13,541	13,754

GOODWILL	449,706	440,416

PROPERTY, PLANT AND EQUIPMENT:
Land	48,009	47,315
Buildings	251,650	248,366
Machinery and equipment	607,546	594,858
Construction in progress	54,102	40,200

	961,307	930,739
Less accumulated depreciation	(553,894)	(527,873)

	407,413	402,866

TOTAL ASSETS	$1,554,323	$1,525,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$82,009	$82,976
Accrued salaries, wages and withholdings from employees	18,549	24,269
Other accrued expenses	43,449	52,825
Income taxes	3,720	1,988
Short-term borrowings	37,646	34,213

TOTAL CURRENT LIABILITIES	185,373	196,271

OTHER LIABILITIES	28,887	27,272

ACCRUED EMPLOYEE AND RETIREE BENEFITS	39,385	37,616

LONG-TERM DEBT	427,231	445,682

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	83,307	82,261
Earnings reinvested in the business	902,393	873,444
Treasury stock, at cost	(111,106)	(116,217)
Accumulated other comprehensive loss	(6,543)	(26,288)

TOTAL SHAREHOLDERS’ EQUITY	873,447	818,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,554,323	$1,525,437

*	Condensed from audited financial statements.
See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
Net cash provided by operating activities	$55,445	$38,486

Cash flows from investing activities:
Acquisition of property, plant and equipment	(19,602)	(22,876)
Proceeds from sale of assets	4	25
Other investing activity	(366)	1,410

Net cash used in investing activities	(19,964)	(21,441)

Cash flows from financing activities:
Proceeds from additional borrowings	216,138	9,052
Debt payments	(228,695)	(21,562)
Dividends paid	(18,476)	(17,235)
Proceeds from options exercised and other equity transactions	4,522	11,785

Net cash used in financing activities	(26,511)	(17,960)

Effect of exchange rate changes on cash and cash equivalents	(1,879)	673

Net increase (decrease) in cash and cash equivalents	7,091	(242)
Cash and cash equivalents at beginning of period	8,498	10,522

Cash and cash equivalents at end of period	$15,589	$10,280

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006, using the modified prospective transition method. The Company recognized $0.3 million and $0.6 million of share-based compensation expense for the quarters ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized $1.0 million and $0.8 million of share-based compensation expense, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. For the six months ended June 30, 2009, the Company did not issue any stock options. The weighted-average fair value of stock options awarded during the six months ended June 30, 2008 was $6.77 per share. Significant assumptions used in estimating the fair value of the awards granted during the six months ended June 30, 2008 are as follows:

2008
Dividend yield	2.3%
Volatility	26.3%
Risk-free interest rate	3.1%
Expected term (years)	5.3
3.	Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. This Statement defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. As of June 30, 2009 and 2008, the Company’s only assets and liabilities subject to this statement are forward contracts (all currently accounted for as cash flow hedges) and mutual fund investments. Both of these financial instruments were previously being recorded by the Company at fair value that meets the requirements as defined by SFAS No. 157. There was no impact on the Company’s net earnings and financial position as a result of adopting this standard. The fair value of the forward contracts based on current pricing obtained for comparable derivative products (Level 2 inputs per SFAS No. 157) at June 30, 2009 and 2008 was an asset of $0.1 million and $0.9 million, respectively. The fair value of the investments based on June 30, 2009 and 2008 market quotes (Level 1 inputs per SFAS No. 157) was an asset of $13.1 million and $16.4 million, respectively.

On June 30, 2009, the Company adopted Financial Accounting Standards Board Staff Position (“FSP”) No. 107-1, which extends the disclosure requirements of SFAS No. 107, Disclosure about Fair Value of

Financial Instruments, to interim financial statements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of June 30, 2009. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at June 30, 2009 was $427.2 million. The fair value of the long-term debt at June 30, 2009 was $430.8 million. There is no impact on the Company’s net earnings or financial position as a result of adopting FSP No. 107-1.
4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate &
(In thousands)	Fragrances	Color	Other	Consolidated
Three months ended June 30, 2009:
Revenue from external customers	$193,663	$89,305	$20,991	$303,959
Intersegment revenue	3,892	4,419	226	8,537

Total revenue	$197,555	$93,724	$21,217	$312,496

Operating income (loss)	$34,249	$15,001	$(5,993)	$43,257
Interest expense	—	—	5,650	5,650

Earnings (loss) before income taxes	$34,249	$15,001	$(11,643)	$37,607

Three months ended June 30, 2008:
Revenue from external customers	$205,988	$103,794	$23,013	$332,795
Intersegment revenue	5,490	3,547	617	9,654

Total revenue	$211,478	$107,341	$23,630	$342,449

Operating income (loss)	$33,700	$19,288	$(8,135)	$44,853
Interest expense	—	—	8,480	8,480

Earnings (loss) before income taxes	$33,700	$19,288	$(16,615)	$36,373

	Flavors &		Corporate &
(In thousands)	Fragrances	Color	Other	Consolidated
Six months ended June 30, 2009:
Revenue from external customers	$374,387	$172,982	$39,414	$586,783
Intersegment revenue	7,716	7,832	474	16,022

Total revenue	$382,103	$180,814	$39,888	$602,805

Operating income (loss)	$64,206	$28,732	$(11,297)	$81,641
Interest expense	—	—	12,896	12,896

Earnings (loss) before income taxes	$64,206	$28,732	$(24,193)	$68,745

Six months ended June 30, 2008:
Revenue from external customers	$394,329	$202,296	$43,589	$640,214
Intersegment revenue	10,389	7,816	995	19,200

Total revenue	$404,718	$210,112	$44,584	$659,414

Operating income (loss)	$62,516	$37,793	$(15,823)	$84,486
Interest expense	—	—	17,058	17,058

Earnings (loss) before income taxes	$62,516	$37,793	$(32,881)	$67,428

Beginning in the first quarter of 2009, the Company’s operations in Japan, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2008 have been restated to reflect this change.
5.	Inventories
At June 30, 2009 and December 31, 2008, inventories included finished and in-process products totaling $275.3 million and $269.8 million, respectively, and raw materials and supplies of $102.8 million and $111.4 million, respectively.
6.	Retirement Plans
The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Service cost	$311	$338	$615	$669
Interest cost	747	751	1,470	1,498
Expected return on plan assets	(271)	(291)	(522)	(578)
Amortization of prior service cost	456	488	911	975
Amortization of actuarial loss	52	58	102	116

Defined benefit expense	$1,295	$1,344	$2,576	$2,680

During the three and six months ended June 30, 2009, the Company made contributions to its defined benefit pension plans of $0.9 million and $1.9 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $4.5 million in 2009.
7.	Comprehensive Income
Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net earnings	$25,819	$25,460	$47,426	$46,137

Currency translation adjustments	46,665	2,966	19,685	30,145
Net unrealized (loss) gain on cash flow hedges	(60)	603	60	1,183

Net comprehensive income	$72,424	$29,029	$67,171	$77,465

8.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net earnings	$47,426	$46,137
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	21,015	22,784
Share-based compensation	1,047	763
Loss on assets	616	878
Deferred income taxes	1,374	481
Changes in operating assets and liabilities	(16,033)	(32,557)

Net cash provided by operating activities	$55,445	$38,486

9.	Debt
In October 2008, the Company entered into a $105 million senior unsecured term loan agreement (“Term Loan”) with a group of five banks. In March 2009, the Company borrowed the entire $105 million available and used the proceeds to repay amounts outstanding under the Company’s committed revolving credit facility. On April 1, 2009, the Company retired the entire portion of the Company’s public debt with proceeds from the Company’s revolving credit facility. The Term Loan matures on June 15, 2012 and the interest rate on the Term Loan is based on floating rates at the Company’s election of either (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% or (2) a Eurodollar base rate derived from LIBOR plus a margin (initially 225 basis points but subject to adjustment as the Company’s leverage ratio changes). The Company may prepay the Term Loan in whole or in part prior to the maturity date without any penalty.
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
The Company may use derivative instruments for the purpose of hedging currency, commodity and interest rate exposures, which exist as part of ongoing business operations. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged transaction. Hedge accounting, which generally results in the deferral of derivative gains and losses until such time as the underlying transaction is recognized in net earnings, is permitted only if the hedging relationship is expected to be highly effective at the inception of the transaction and on an ongoing basis. Any ineffective portions are recognized in earnings immediately.
The Company manages its exposure to foreign exchange risk by the use of forward exchange contracts and foreign currency denominated debt to reduce the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases, non-functional currency sales and other known foreign currency exposures. These derivatives may or may not be designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These forward exchange contracts have maturities of less than twelve months. The Company’s primary hedging activities and their accounting treatment are summarized below:
Forward contracts designated as cash flow hedges – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $6.3 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2009. The fair value of these forward exchange contracts as of June 30, 2009 was an asset of $0.1 million classified in Other Assets in the Company’s consolidated balance sheet. The gains or losses on these instruments are deferred in accumulated other comprehensive income (“OCI”) until the underlying transaction is recognized in net earnings. As of June 30, 2009, a loss of $60,000 was deferred in OCI in the Company’s consolidated balance sheet. For the three and six month period ended June 30, 2009, a loss of $5,000 and a gain of $1.3 million, respectively, were reclassified into earnings in the Company’s consolidated statement of earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. Over the next twelve months, the Company expects to reclassify a loss of $60,000 from OCI into net earnings.
Forward contracts not designated as cash flow hedges – The Company also utilizes forward exchange contracts that are not designated as cash flow hedges under SFAS No. 133. These contracts are marked-to-market in net earnings immediately, at the same time as the non-functional asset or liability is marked-

to-market in net earnings. The Company had $19.8 million of forward exchange contracts, not designated as hedges, outstanding as of June 30, 2009 and recognized gains of $1.3 million and $0.5 million in net earnings for the three and six month period ended June 30, 2009, respectively, which offset the earnings impact of the related non-functional asset or liability in each of the same periods. As of June 30, 2009, the fair values of these forward contracts were an asset of $20,000 and a liability of $40,000 which were classified in Other Assets and Other Liabilities, respectively, in the Company’s consolidated balance sheet.
Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of June 30, 2009, the total value of the Company’s Euro and Swiss Franc debt was $138.0 million. A loss of $7.4 million and a gain of $10,000 have been recorded as foreign currency translation in OCI for the three and six month period ended June 30, 2009.
11.	Subsequent Events
On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events. This statement provides disclosure requirements regarding subsequent events. There is no impact on the Company’s net earnings or financial position as a result of adopting this statement. As of August 7, 2009, the issue date of these interim financial statements, there have been no events or transactions that have occurred since June 30, 2009 or are pending that have a material effect on the Company’s interim financial statements for the period ended June 30, 2009.
12.	Commitments and Contingencies
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
Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. After briefing, the motion for leave to amend was argued before the magistrate judge on November 18, 2008. On February 13, 2009, the magistrate issued an opinion and order denying Sensient Colors’ motion for leave to amend. Sensient Colors appealed the magistrate’s decision to the district court judge. On July 22, 2009, the district court judge issued a decision affirming the magistrate’s opinion and order, largely on sovereign immunity grounds.
Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. On January 28, 2009, the magistrate judge issued an opinion and order denying or delaying Sensient Color’s ability to conduct the foregoing depositions. Sensient Colors exercised its right to appeal the magistrate’s decision to the district court judge. On July 22, 2009, the district court judge issued a decision reversing the magistrate and ordering the depositions of Kenny and Rosoff to proceed.
On May 8, 2009, Sensient Colors filed a motion for summary judgment seeking dismissal with prejudice of the United States’ claims. That motion is fully briefed and awaits action by the district court judge.
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
On January 8, 2009, the judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009 the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious.
As of June 30, 2009, the liabilities related to environmental matters are estimated to be between $0.7 million and $29.0 million, excluding accrued interest and enforcement costs. As of June 30, 2009, the Company has accrued $1.0 million, which is all related to the environmental reserves established in connection with a 2001 acquisition. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.
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
OVERVIEW

Revenue for the second quarter of 2009 was $304.0 million compared to $332.8 million recorded in the prior year’s second quarter. For the six months ended June 30, 2009, revenue was $586.8 million compared to $640.2 million in the prior year’s first half. The impact of foreign exchange rates reduced consolidated revenue by 8.2% and 8.8% in the quarter and six months ended June 30, 2009, respectively. Revenue for the Flavors & Fragrances segment decreased 6.6% and 5.6% for the three and six months ended June 30, 2009, respectively, from the comparable periods last year. Color segment revenue decreased 12.7% and 13.9% for the second quarter and six months ended June 30, 2009, respectively, from the comparable periods last year. Corporate and Other revenue decreased 10.2% and 10.5% for the quarter and six months ended June 30, 2009, respectively, from the comparable periods last year. The impact of foreign exchange rates decreased quarterly revenue for the Flavors & Fragrances Group by 7.7%, the Color Group by 9.8% and Corporate and Other by 6.7%. The impact of foreign exchange rates decreased year-to-date revenue for the Flavors & Fragrances Group by 8.2%, the Color Group by 10.2% and Corporate and Other by 8.5%. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 60 basis points to 31.2% for the quarter ended June 30, 2009, from 30.6% for the same period in 2008. For the six months ended June 30, 2009 and 2008, the gross profit margin was 30.9% and 30.8%, respectively. Higher selling prices more than offset the increased cost of raw materials and unfavorable product mix in both periods.

Selling and administrative expenses as a percent of revenue were 16.9% and 17.1% in the quarters ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, selling and administrative expenses as a percent of revenue improved 60 basis points to 17.0%. Lower expense for performance based compensation and professional fees were partially offset by an increase in other employee related costs.

Operating income was $43.3 million and $44.9 million for the quarters ended June 30, 2009 and 2008, respectively. Operating income was $81.6 million and $84.5 million for the six months ended June 30, 2009 and 2008, respectively. The impact of foreign exchange rates reduced operating income by 9.5% and 10.5% in the quarter and six months ended June 30, 2009, respectively. The change in operating income was due to the revenue, margin and expense changes discussed above. Additional information can be found in the Segment Information section.

Interest expense for the second quarter of 2009 was $5.7 million, a decrease of 33.4% from the prior year’s quarter. Interest expense was $12.9 million and $17.1 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was the result of lower interest rates combined with lower average debt balances.

The effective income tax rates were 31.3% and 30.0% for the quarters ended June 30, 2009 and 2008, respectively. The effective income tax rates were 31.0% and 31.6% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rates in both 2009 and 2008 were reduced by changes in estimates associated with the finalization of prior year foreign tax items. The Company expects the effective tax rate for the remainder of 2009 to be 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Beginning in the first quarter of 2009, the Company’s operations in Japan, previously reported in Flavors & Fragrances Group, are reported with the Asia Pacific Group. The Asia Pacific Group is included in the Corporate and Other segment. Results for 2008 have been restated to reflect this change.

Flavors & Fragrances –

Revenue for the Flavors & Fragrances segment in the second quarters of 2009 and 2008 was $197.6 million and $211.5 million, respectively. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($16.3 million) and lower revenue in Europe ($4.3 million). These items were partially offset by higher revenue in North America ($5.4 million) and Latin America ($1.3 million). The lower revenue in Europe was primarily due to lower volumes partially offset by higher selling prices. The increased revenue in North America and Latin America was primarily related to higher selling prices. Increased volumes of dehydrated flavors and dairy flavors were offset by decreased volumes of other products.
For the quarter ended June 30, 2009, operating income increased 1.6% to $34.2 million from $33.7 million last year. The increase was primarily attributable to higher profit in North America ($2.7 million) and Latin America ($0.4 million). The unfavorable impact of exchange rates decreased operating income by approximately $2.2 million, or 6.7%. The increased operating income in the above markets was primarily due to improved pricing partially offset by higher raw material and unfavorable product mix. Operating income as a percent of revenue was 17.3%, an increase of 140 basis points from the comparable quarter last year, primarily due to the reasons provided above.

For the six months ended June 30, 2009 and 2008, revenue for the Flavors & Fragrances segment was $382.1 million and $404.7 million, respectively. The decrease in revenue was primarily due to the unfavorable impact of exchange rates ($33.2 million) and lower revenue in Europe ($2.3 million). These items were partially offset by higher revenue in North America ($10.1 million) and Latin America ($2.8 million). The lower revenue in Europe was primarily due to lower volumes partially offset by higher selling prices. The increased revenue in North America and Latin America was primarily due to higher selling prices. Increased volumes of dehydrated flavors and dairy flavors were offset by decreased volumes of other products.

Operating income was $64.2 million and $62.5 million for the six months ended June 30, 2009 and 2008, respectively. The increase in operating income was primarily related to North America ($4.8 million) and Latin America ($1.2 million). The unfavorable impact of exchange rates decreased operating profit by $4.6 million, or 7.3%. The increases in North America and Latin America were primarily due to improved pricing partially offset by higher raw material costs and unfavorable product mix.

Color –

Revenue for the Color segment for the second quarter of 2009 was $93.7 million compared to $107.3 million reported in the prior year’s second quarter. The decrease in revenue was primarily due to the unfavorable effect of foreign exchange rates ($10.6 million) and lower sales of non-food colors ($5.3 million). Sales of food and beverage colors were up $2.2 million in the quarter, primarily due to higher selling prices. The lower sales of non-food colors were primarily due to lower volumes as a result of current economic conditions.

Operating income for the quarter ended June 30, 2009, was $15.0 million versus $19.3 million in the comparable period last year. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($1.9 million) and lower profit in non-food colors ($2.4 million). The lower profit in non-food colors was primarily driven by lower volumes combined with increased raw material costs. The Group expects margins will improve over the remainder of 2009 as a result of increased selling prices and reduced raw material costs. Operating income as a percent of revenue was 16.0% compared to 18.0% in the prior year’s quarter.

The Color Group revenue was $180.8 million and $210.1 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($21.5 million) and lower sales of non-food colors ($10.3 million). Sales of food and beverage colors were up $2.5 million for the six months ended June 30, 2009, primarily related to higher selling prices. The lower sales of non-food colors were primarily due to lower volumes as a result of current economic conditions.

Operating income was $28.7 million and $37.8 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($3.9 million), lower profit in non-food colors ($3.4 million) and lower profit on sales of food and beverage colors ($1.7 million). The lower profit in non-food colors was primarily due to reduced volumes and higher raw material costs. The lower profit from sales of food and beverage colors was primarily due to higher raw material costs and lower volumes partially offset by higher selling prices. Operating income as a percent of revenue was 15.9% compared to 18.0% in the prior year’s first six months.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 34.7% as of June 30, 2009, from 37.0% as of December 31, 2008. The improvement was due to higher equity and lower outstanding debt balances.

Net cash provided by operating activities was $55.4 million for the six months ended June 30, 2009, compared to $38.5 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to less cash required to fund working capital increases in the first six months of 2009 compared to the same period in 2008.

Net cash used in investing activities was $20.0 million and $21.4 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures were $19.6 million and $22.9 million for the year-to-date periods ended June 30, 2009 and 2008, respectively.

Net cash used in financing activities was $26.5 million in the first six months of 2009 and $18.0 million in the comparable period of 2008. In the first six months of 2009, net repayments on debt were $12.6 million compared to $12.5 million for the first six months of 2008. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $18.5 million and $17.2 million were paid during the six months ended June 30, 2009 and 2008, respectively, reflecting the Company’s higher dividend of $0.38 per share in the first half of 2009 compared to $0.36 per share in the same period in 2008. In the first six months of 2009 and 2008, the Company’s cash provided from operations was able to fund capital expenditures and pay dividends.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2009. For additional information about contractual obligations, refer to page 23 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2009. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2009. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2009, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008; and the matters discussed above under Item 2 including the critical accounting policies described therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
Using the evidence that supports its demand for dismissal, Sensient Colors moved for leave to amend its responsive pleading to include a new affirmative defense, a counterclaim against the United States and the EPA, and third-party claims against certain EPA employees or agents. After briefing, the motion for leave to amend was argued before the magistrate judge on November 18, 2008. On February 13, 2009, the magistrate issued an opinion and order denying Sensient Colors’ motion for leave to amend. Sensient Colors appealed the magistrate’s decision to the district court judge. On July 22, 2009, the district court judge issued a decision affirming the magistrate’s opinion and order, largely on sovereign immunity grounds.
Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. On January 28, 2009,

the magistrate judge issued an opinion and order denying or delaying Sensient Color’s ability to conduct the foregoing depositions. Sensient Colors exercised its right to appeal the magistrate’s decision to the district court judge. On July 22, 2009, the district court judge issued a decision reversing the magistrate and ordering the depositions of Kenny and Rosoff to proceed.
On May 8, 2009, Sensient Colors filed a motion for summary judgment seeking dismissal with prejudice of the United States’ claims. That motion is fully briefed and awaits action by the district court judge.
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
On January 8, 2009, the judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and, indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009 the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious.
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
The information responsive to this item was provided in, and is incorporated by reference from, Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009.

ITEM 6.	EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: August 7, 2009	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: August 7, 2009	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Separation Agreement with Former Officer		X

31	Certifications of the Company’s		X
Chairman & Chief Executive Officer and
Senior Vice President & Chief Financial
Officer pursuant to Rule 13a-14(a) of
the Exchange Act

32	Certifications of the Company’s		X
Chairman & Chief Executive Officer and
Senior Vice President & Chief Financial
Officer pursuant to 18 United States
Code § 1350