Form 10-Q
period 2009-09-30
SENSIENT TECHNOLOGIES CORP
filed 2009-11-04
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock, par value $0.10 per share	48,935,599

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue	$303,179	$318,601	$889,962	$958,815

Cost of products sold	210,103	222,705	615,666	665,555

Selling and administrative expenses	54,104	55,041	153,683	167,919

Operating income	38,972	40,855	120,613	125,341

Interest expense	5,483	7,977	18,379	25,035

Earnings before income taxes	33,489	32,878	102,234	100,306

Income taxes	10,660	8,776	31,979	30,067

Net earnings	$22,829	$24,102	$70,255	$70,239

Average number of common shares outstanding:
Basic	48,447	47,792	48,299	47,554

Diluted	48,750	48,320	48,553	48,098

Earnings per common share:
Basic	$.47	$.50	$1.45	$1.48

Diluted	$.47	$.50	$1.45	$1.46

Dividends per common share	$.19	$.19	$.57	$.55

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2009	December 31,
	(Unaudited)	2008 *
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,078	$8,498
Trade accounts receivable, net	203,491	198,903
Inventories	396,273	381,246
Prepaid expenses and other current assets	44,283	38,876

TOTAL CURRENT ASSETS	655,125	627,523

OTHER ASSETS	38,462	40,878

INTANGIBLE ASSETS, NET	13,820	13,754

GOODWILL	459,047	440,416

PROPERTY, PLANT AND EQUIPMENT:
Land	49,886	47,315
Buildings	274,532	248,366
Machinery and equipment	621,484	594,858
Construction in progress	45,703	40,200

	991,605	930,739
Less accumulated depreciation	(571,063)	(527,873)

	420,542	402,866

TOTAL ASSETS	$1,586,996	$1,525,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$89,318	$82,976
Accrued salaries, wages and withholdings from employees	21,313	24,269
Other accrued expenses	50,150	52,825
Income taxes	3,008	1,988
Short-term borrowings	33,245	34,213

TOTAL CURRENT LIABILITIES	197,034	196,271

OTHER LIABILITIES	29,659	27,272

ACCRUED EMPLOYEE AND RETIREE BENEFITS	40,685	37,616

LONG-TERM DEBT	411,259	445,682

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	83,861	82,261
Earnings reinvested in the business	915,956	873,444
Treasury stock, at cost	(107,722)	(116,217)
Accumulated other comprehensive income (loss)	10,868	(26,288)

TOTAL SHAREHOLDERS’ EQUITY	908,359	818,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,586,996	$1,525,437

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
Net cash provided by operating activities	$98,583	$66,288

Cash flows from investing activities:
Acquisition of property, plant and equipment	(30,933)	(34,384)
Proceeds from sale of assets	4	1,946
Other investing activity	(615)	1,293

Net cash used in investing activities	(31,544)	(31,145)

Cash flows from financing activities:
Proceeds from additional borrowings	216,608	40,330
Debt payments	(256,991)	(65,420)
Dividends paid	(27,743)	(26,412)
Proceeds from options exercised and other equity transactions	8,452	15,959

Net cash used in financing activities	(59,674)	(35,543)

Effect of exchange rate changes on cash and cash equivalents	(4,785)	(23)

Net increase (decrease) in cash and cash equivalents	2,580	(423)
Cash and cash equivalents at beginning of period	8,498	10,522

Cash and cash equivalents at end of period	$11,078	$10,099

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company recognized $0.04 million and $0.6 million of share-based compensation expense for the quarters ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized $1.1 million and $1.4 million of share-based compensation expense, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. For the nine months ended September 30, 2009, the Company did not issue any stock options. The weighted-average fair value of stock options awarded during the nine months ended September 30, 2008 was $6.77 per share. Significant assumptions used in estimating the fair value of the awards granted during the nine months ended September 30, 2008 are as follows:

2008
Dividend yield	2.3%
Volatility	26.3%
Risk-free interest rate	3.1%
Expected term (years)	5.3
3.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. As of September 30, 2009 and 2008, the Company’s only assets and liabilities subject to this standard are forward contracts (all currently accounted for as cash flow hedges) and mutual fund investments. Both of these financial instruments were previously being recorded by the Company at fair value that meets the requirements as defined by ASC 820. The fair value of the forward contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) at September 30, 2009 and 2008 was a liability of $0.2 million and an asset of $0.3 million, respectively. The fair value of the investments based on September 30, 2009 and 2008 market quotes (Level 1 inputs) was an asset of $13.7 million and $16.3 million, respectively.

On June 30, 2009, the Company adopted the interim disclosure requirements under ASC 825, Financial Instruments. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of September 30, 2009. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at September 30, 2009 was $411.3 million. The fair value of the long-term debt at September 30, 2009 was $416.9 million. There is no impact on the Company’s net earnings or financial position as a result of adopting this standard.
4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended September 30, 2009:
Revenue from external customers	$189,996	$90,261	$22,922	$303,179
Intersegment revenue	4,809	3,899	369	9,077

Total revenue	$194,805	$94,160	$23,291	$312,256

Operating income (loss)	$30,678	$14,573	$(6,279)	$38,972
Interest expense	—	—	5,483	5,483

Earnings (loss) before income taxes	$30,678	$14,573	$(11,762)	$33,489

Three months ended September 30, 2008:
Revenue from external customers	$198,056	$99,424	$21,121	$318,601
Intersegment revenue	6,495	3,235	445	10,175

Total revenue	$204,551	$102,659	$21,566	$328,776

Operating income (loss)	$31,774	$17,738	$(8,657)	$40,855
Interest expense	—	—	7,977	7,977

Earnings (loss) before income taxes	$31,774	$17,738	$(16,634)	$32,878

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Nine months ended September 30, 2009:
Revenue from external customers	$564,383	$263,243	$62,336	$889,962
Intersegment revenue	12,525	11,731	843	25,099

Total revenue	$576,908	$274,974	$63,179	$915,061

Operating income (loss)	$94,884	$43,305	$(17,576)	$120,613
Interest expense	—	—	18,379	18,379

Earnings (loss) before income taxes	$94,884	$43,305	$(35,955)	$102,234

Nine months ended September 30, 2008:
Revenue from external customers	$592,387	$301,720	$64,708	$958,815
Intersegment revenue	16,882	11,051	1,442	29,375

Total revenue	$609,269	$312,771	$66,150	$988,190

Operating income (loss)	$94,290	$55,531	$(24,480)	$125,341
Interest expense	—	—	25,035	25,035

Earnings (loss) before income taxes	$94,290	$55,531	$(49,515)	$100,306

Beginning in the first quarter of 2009, the Company’s operations in Japan, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2008 have been restated to reflect this change.
5.	Inventories

At September 30, 2009 and December 31, 2008, inventories included finished and in-process products totaling $292.3 million and $269.8 million, respectively, and raw materials and supplies of $104.0 million and $111.4 million, respectively.
6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$321	$335	$936	$1,004
Interest cost	860	738	2,330	2,236
Expected return on plan assets	(353)	(283)	(875)	(861)
Amortization of prior service cost	457	488	1,368	1,463
Amortization of actuarial loss	66	55	168	171

Defined benefit expense	$1,351	$1,333	$3,927	$4,013

During the three and nine months ended September 30, 2009, the Company made contributions to its defined benefit pension plans of $1.0 million and $2.8 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $3.9 million in 2009.
7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net earnings	$22,829	$24,102	$70,255	$70,239
Currency translation adjustments	17,590	(41,967)	37,274	(11,822)
Net unrealized (loss) gain on cash flow hedges	(178)	(588)	(118)	595

Net comprehensive income (loss)	$40,241	$(18,453)	$107,411	$59,012

8.	Cash Flows from Operating Activities

Cash flows from operating activities are detailed below:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net earnings	$70,255	$70,239
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	31,458	33,828
Share-based compensation	1,087	1,353
Loss on assets	1,596	969
Deferred income taxes	1,847	1,557
Changes in operating assets and liabilities	(7,660)	(41,658)

Net cash provided by operating activities	$98,583	$66,288

9.	Debt

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
10.	Derivative Instruments and Hedging Activity

On January 1, 2009, the Company adopted the disclosure requirements of ASC 815, Derivatives and Hedging. This standard provides disclosure requirements pertaining to a Company’s use of derivative instruments and its hedging activities. There is no impact on the Company’s net earnings or financial position as a result of adopting this standard.

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

The Company manages its exposure to foreign exchange risk by the use of forward exchange contracts and foreign currency denominated debt to reduce the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases, non-functional currency sales and other known foreign currency exposures. These derivatives may or may not be designated as hedges under ASC 815. These forward exchange contracts have maturities of less than twelve months. The Company’s primary hedging activities and their accounting treatment are summarized below:
Forward contracts designated as cash flow hedges — The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $9.7 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2009. The fair value of these forward exchange contracts as of September 30, 2009 was a liability of $0.1 million classified in Other Liabilities in the Company’s consolidated balance sheet. The gains or losses on these instruments are deferred in accumulated other comprehensive income (“OCI”) until the underlying transaction is recognized in net earnings. As of September 30, 2009, a loss of $0.1 million was deferred in OCI in the Company’s consolidated balance sheet. For the three and nine month period ended September 30, 2009, a loss of $0.02 million and a gain of $1.2 million, respectively, were reclassified into earnings in the Company’s consolidated statement of earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. Over the next twelve months, the Company expects to reclassify a loss of $0.1 million from OCI into net earnings.

Forward contracts not designated as cash flow hedges — The Company also utilizes forward exchange contracts that are not designated as cash flow hedges under ASC 815. These contracts are marked-to-

market in net earnings immediately, at the same time as the non-functional asset or liability is marked-to-market in net earnings. The Company had $22.2 million of forward exchange contracts, not designated as hedges, outstanding as of September 30, 2009 and recognized gains of $0.1 million and $0.6 million in net earnings for the three and nine month period ended September 30, 2009, respectively, which offset the earnings impact of the related non-functional asset or liability in each of the same periods. As of September 30, 2009, the fair values of these forward contracts were an asset of $0.03 million and a liability of $0.06 million which were classified in Other Assets and Other Liabilities, respectively, in the Company’s consolidated balance sheet.
Net investment hedges — The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of September 30, 2009, the total value of the Company’s Euro and Swiss Franc debt was $144.1 million. A loss of $6.1 million has been recorded as foreign currency translation in OCI for the three and the nine month periods ended September 30, 2009.
11.	Income Taxes

The effective income tax rates for the quarters ended September 30, 2009 and 2008 were 31.8% and 26.7%, respectively. For the nine months ended September 30, 2009 and 2008, the effective income tax rates were 31.3% and 30.0%, respectively. The effective tax rates in both 2009 and 2008 were reduced by changes in estimates associated with the finalization of prior year foreign tax items.
12.	Subsequent Events

As of November 4, 2009, the issue date of these interim financial statements, there have been no events or transactions that have occurred since September 30, 2009 or are pending that have a material effect on the Company’s interim financial statements for the period ended September 30, 2009.
13.	Commitments and Contingencies

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

Superfund Claim

In July 2004, the Environmental Protection Agency (“EPA”) notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”) that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA in January 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA informed Sensient Colors that it was unwilling to discuss these legal challenges without prior conditions. In 2005, a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the Site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood.

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

Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. On January 28, 2009, the magistrate judge issued an opinion and order denying or delaying Sensient Color’s ability to conduct the foregoing depositions. Sensient Colors exercised its right to appeal the magistrate’s decision to the district court judge. On July 22, 2009, the district court judge issued a decision reversing the magistrate and ordering the depositions of Kenny and Rosoff to proceed. Those depositions have not yet occurred.

On May 8, 2009, Sensient Colors filed a motion for summary judgment seeking dismissal with prejudice of the United States’ claims. That motion is fully briefed. A hearing date has not been set.

Sensient Colors intends to vigorously defend its interests in the litigation. It is evaluating, among other things, settlement opportunities in an effort to minimize the expenses of litigating the matter, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. A portion of Sensient Colors’ legal defense costs is being paid by insurers with a reservation of coverage rights. Litigation to resolve coverage issues is pending.

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

Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas. In September 2009, the federal magistrate judge ordered that former EPA officials could be deposed but only as to “individual” and not “official” matters. Sensient Colors is appealing this decision to the district court judge.

On January 8, 2009, the state court judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009 the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious.

At a conference held on September 18, 2009 the state court judge ordered that discovery be completed before November 15, 2009, that dispositive motions be heard on December 11, 2009, and that the trial commence January 11, 2010. One of the plaintiffs has requested that trial be commenced on February 8, 2010. Sensient Colors did not object to this request. The judge also ordered that mediation occur before November 15, 2009.

As of September 30, 2009, the liabilities related to environmental matters are estimated to be between $0.7 million and $29.0 million, excluding accrued interest and enforcement costs. As of September 30, 2009, the Company has accrued $1.0 million, which is all related to the environmental reserves established in connection with a 2001 acquisition. This accrual represents management’s best estimate of these liabilities; however, the actual liabilities may be above the levels reserved or estimated, in which case the Company would need to take charges or establish reserves in later periods. Also, the Company has not been able to make a reasonable estimate of the liabilities, if any, related to some of the environmental matters discussed above. The Company has not recorded any potential insurance recoveries related to these liabilities, as receipts are not yet assured. There can be no assurance that additional environmental matters will not arise in the future.

Commercial Litigation

On October 13, 2009, J. Lohr Vineyards and Wines (“Lohr”) filed suit against the Company and its subsidiary, Sensient Dehydrated Flavors LLC (“Sensient Flavors”) in the state court in Monterey, California. The complaint seeks to permanently enjoin the Company and Sensient Flavors from processing onions at its Greenfield, California dehydration facility based on a limitation in Sensient Flavors’ 1972 use permit to the processing of “peppers, celery and parsley”, and based on Lohr’s claim that Sensient Flavors’ onion processing has been damaging Lohr’s grapes and wine. Lohr’s complaint, in addition to seeking injunctive relief, sets out claims for “nuisance”, “trespass”, interference with prospective business advantage, and “negligence per se”. Lohr seeks damages of “over $1.6 million” for alleged losses due to an “onion taint” to its grapes, wine and vineyards, as well as punitive and other damages. On October 14, the court denied a temporary restraining order requested by Lohr against the Company and Sensient Flavors. On October 27, the court issued a preliminary injunction enjoining the Company and Sensient Flavors from processing any vegetables not expressly authorized in the 1972 use permit issued by the County to Sensient Flavors or any amendments thereto. Sensient Flavors has filed an application with the Planning Department seeking an amendment to its use permit confirming its right to process onions at its Greenfield facility. If Sensient Flavors ultimately does not obtain the necessary approvals to resume onion processing at its Greenfield facility, then it will likely make a capital investment in order to allow processing of these onions at other facilities. Sensient’s production of dehydrated onion at the Greenfield facility in 2009 represents less than 10% of its total onion production in California. The Company and Sensient Flavors believe that Lohr’s complaint of alleged “onion taint” is without merit and they intend to vigorously defend their interests in the litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the third quarter of 2009 was $303.2 million compared to $318.6 million recorded in the prior year’s third quarter. For the nine months ended September 30, 2009, revenue was $890.0 million compared to $958.8 million in the prior year’s period. The impact of foreign exchange rates reduced consolidated revenue by 4.2% and 7.3% in the quarter and nine months ended September 30, 2009, respectively. Revenue for the Flavors & Fragrances segment decreased 4.8% and 5.3% for the three and nine months ended September 30, 2009, respectively, from the comparable periods last year. Color segment revenue decreased 8.3% and 12.1% for the third quarter and nine months ended September 30, 2009, respectively, from the comparable periods last year. Corporate and Other revenue increased 8.0% for the quarter ended September 30, 2009, but was down 4.5% for the nine months ended September 30, 2009, from the comparable periods last year. The impact of foreign exchange rates decreased quarterly revenue for the Flavors & Fragrances Group by 3.8%, the Color Group by 5.6% and Corporate and Other by 0.9%. The impact of foreign exchange rates decreased year-to-date revenue for the Flavors & Fragrances Group by 6.7%, the Color Group by 8.7% and Corporate and Other by 6.0%. Additional information on group results can be found in the Segment Information section.
The gross profit margin increased 60 basis points to 30.7% for the quarter ended September 30, 2009, from 30.1% for the same period in 2008. For the nine months ended September 30, 2009 and 2008, the gross profit margin increased 20 basis points to 30.8% from 30.6% in the comparable period in 2008. Higher selling prices and lower energy costs more than offset the increased cost of raw materials in both periods.
Selling and administrative expenses as a percent of revenue were 17.8% and 17.3% in the quarters ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, selling and administrative expenses as a percent of revenue improved 20 basis points to 17.3%. Higher employee costs combined with the impact of lower revenue were partially offset by lower performance based compensation and professional services in the quarter. For the nine months ended September 30, 2009, the lower performance based compensation and professional services more than offset the increase in other employee related costs.
Operating income was $39.0 million and $40.9 million for the quarters ended September 30, 2009 and 2008, respectively. Operating income was $120.6 million and $125.3 million for the nine months ended September 30, 2009 and 2008, respectively. The impact of foreign exchange rates reduced operating income by 5.2% and 8.7% in the quarter and nine months ended September 30, 2009, respectively. The change in operating income was due to the revenue, margin and expense changes discussed above. Additional information can be found in the Segment Information section.
Interest expense for the third quarter of 2009 decreased 31.3% to $5.5 million from $8.0 million in the prior year’s quarter. Interest expense was $18.4 million and $25.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in both periods was the result of lower interest rates combined with lower average debt balances.
The effective income tax rates were 31.8% and 26.7% for the quarters ended September 30, 2009 and 2008, respectively. The effective income tax rates were 31.3% and 30.0% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rates in both 2009 and 2008 were reduced by changes in estimates associated with the finalization of prior year foreign tax items. The Company expects the effective tax rate for the remainder of 2009 to be 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Beginning in the first quarter of 2009, the Company’s operations in Japan, previously reported in Flavors & Fragrances Group, are reported with the Asia Pacific Group. The Asia Pacific Group is included in the Corporate and Other segment. Results for 2008 have been restated to reflect this change.
Flavors & Fragrances -

Revenue for the Flavors & Fragrances segment in the third quarters of 2009 and 2008 was $194.8 million and $204.6 million, respectively. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($7.9 million) and lower revenue in North America ($5.2 million). These items were partially offset by higher revenue in Latin America ($2.1 million) and Europe ($1.2 million). The lower revenue in North America was primarily due to lower volumes partially offset by higher selling prices. The lower volumes are partly due to soft consumer demand and delays in customer launches of new products. The increased revenue in Europe was primarily related to higher selling prices. The increased revenue in Latin America was primarily related to higher volumes and selling prices.
For the quarters ended September 30, 2009 and 2008, operating income was $30.7 million and $31.8 million, respectively. The decrease was primarily attributable to the unfavorable impact of foreign exchange rates ($1.1 million). Higher profit in Latin America ($0.3 million) as a result of increased sales was offset by lower profit in Europe ($0.3 million) due to unfavorable product mix. Operating income as a percent of revenue was 15.7%, an increase of 20 basis points from the comparable quarter last year.
For the nine months ended September 30, 2009 and 2008, revenue for the Flavors & Fragrances segment was $576.9 million and $609.3 million, respectively. The decrease in revenue was primarily due to the unfavorable impact of exchange rates ($41.0 million) and lower revenue in Europe ($1.1 million). These items were partially offset by higher revenue in North America ($4.9 million) and Latin America ($4.9 million). The lower revenue in Europe was primarily due to lower volumes partially offset by higher selling prices. The increased revenue in North America and Latin America was primarily due to higher selling prices in both markets partially offset by lower volume in North America. The lower volumes are partly due to soft consumer demand and delays in customer launches of new products.
Operating income was $94.9 million and $94.3 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in operating income was primarily related to North America ($4.8 million) and Latin America ($1.5 million). The unfavorable impact of exchange rates decreased operating profit by $5.7 million, or 6.0%. The increases in North America and Latin America were primarily due to improved pricing partially offset by higher raw material costs and unfavorable product mix.
Color -
Revenue for the Color segment for the third quarter of 2009 was $94.2 million compared to $102.7 million reported in the prior year’s third quarter. The decrease in revenue was primarily due to the unfavorable effect of foreign exchange rates ($5.8 million), lower sales of non-food colors ($1.6 million) and lower sales of food and beverage colors ($1.1 million). The lower sales of non-food colors were primarily due to lower volumes as a result of soft consumer demand and lower purchases by the Company’s customers as they reduce their inventory levels. The lower sales of food and beverage colors were primarily due to decreased volumes in the US market partially offset by higher selling prices. Lower volumes of food and beverage colors in the U.S. market are partly due to soft consumer demand and delays in customer launches of new products.
Operating income for the quarter ended September 30, 2009, was $14.6 million versus $17.7 million in the comparable period last year. The decrease was primarily due to lower profit in non-food colors ($2.6 million) and the unfavorable impact of foreign exchange rates ($0.9 million). These items were partially offset by higher profit in food and beverage colors ($0.4 million). The lower profit in non-food colors was primarily driven by lower volumes combined with increased raw material costs. The higher profit in food and beverage colors was primarily related to an increase in selling prices which offset the impact of raw material and energy costs. Operating income as a percent of revenue was 15.5% compared to 17.3% in the prior year’s quarter.
The Color Group revenue was $275.0 million and $312.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($27.3 million) and lower sales of non-food colors ($11.9 million). Sales of food and beverage colors were up $1.4 million for the nine months ended September 30, 2009, primarily related to higher selling prices. The lower sales of non-food colors were primarily due to lower volumes as a result of soft consumer demand and lower purchases by the Company’s customers as they reduce their inventory levels.
Operating income was $43.3 million and $55.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to the unfavorable impact of foreign exchange rates ($4.9 million), lower profit in non-food colors ($6.0 million) and lower profit on sales of food and beverage colors ($1.3 million). The lower profit in non-food colors was primarily due to reduced volumes and higher raw material costs. The lower profit from sales of food and beverage colors was primarily due to higher raw material costs and lower volumes partially offset by higher selling prices. Operating income as a percent of revenue was 15.7% compared to 17.8% in the prior year’s first nine months.
LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 32.9% as of September 30, 2009, from 37.0% as of December 31, 2008. The improvement was due to higher equity and lower outstanding debt balances.

Net cash provided by operating activities was $98.6 million for the nine months ended September 30, 2009, compared to $66.3 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to less cash required to fund working capital increases in the first nine months of 2009 compared to the same period in 2008, especially inventory and accounts receivable.
Net cash used in investing activities was $31.5 million and $31.1 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures were $30.9 million and $34.4 million for the year-to-date periods ended September 30, 2009 and 2008, respectively.
Net cash used in financing activities was $59.7 million in the first nine months of 2009 and $35.5 million in the comparable period of 2008 primarily related to higher net repayments on debt in the first nine months of 2009 due to the significantly higher cash provided by operating activities. In the first nine months of 2009, net repayments on debt were $40.4 million compared to $25.1 million for the first nine months of 2008. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $27.7 million and $26.4 million were paid during the nine months ended September 30, 2009 and 2008, respectively, reflecting the Company’s higher dividend of $0.57 per share in the first nine months of 2009 compared to $0.55 per share in the same period in 2008. In the first nine months of 2009 and 2008, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.
The Company’s financial position remains strong. In the first quarter of 2009, the Company borrowed under its term loan that was completed in October 2008. The proceeds from this term loan were used to retire maturing debt. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders. The Company may refinance a portion of its variable rate debt through a new debt offering in early 2010.
The Company completed its annual goodwill impairment test under ASC 350, Intangibles — Goodwill and Other, in the third quarter of 2009. In conducting its annual test for impairment, the Company estimates the fair value for each of its reporting units and compares each of these values to the net book value of each reporting unit. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company has three reporting units that were tested for impairment. The Flavors and Fragrances reporting unit and the Asia Pacific reporting unit had fair values that were over 75% above their respective net book values. The fair value of the Color reporting unit, with goodwill of approximately $310 million at its measurement date, has a premium over net book value of between 10 percent and 20 percent. The estimate of fair value for the Color reporting unit is based on current cash flow levels assuming a modest rate of future growth. A sustained reduction of cash flow from this reporting unit or an increase in the discount rate could cause the estimated fair value to fall below the net book value of the reporting unit.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2009. For additional information about contractual obligations, refer to page 23 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of September 30, 2009.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2009. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2009. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2008 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2009, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of color, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008; and the matters discussed above under Item 2 including the critical accounting policies referenced therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Superfund Claim

In July 2004, the Environmental Protection Agency (“EPA”) notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”) that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The EPA requested reimbursement of $10.9 million in clean-up costs, plus interest. Sensient Colors advised the EPA that the Site had been expressly excluded from the Company’s 1988 stock purchase of H. Kohnstamm & Company, Inc. (now Sensient Colors). The selling shareholders had retained ownership of and liability for the Site, and some became owners of General Color Company, which continued to operate there until the mid-1990s. In a letter to the EPA in January 2005, the Company outlined legal challenges to the recoverability of certain costs and urged the EPA to pursue General Color Company and related parties. The EPA informed Sensient Colors that it was unwilling to discuss these legal challenges without prior conditions. In 2005, a private developer, Westfield Acres Urban Renewal Association II, LP, pursuant to an agreement with the EPA, began redevelopment efforts at the Site (construction of affordable housing) by demolishing buildings thereon. Thereafter, the EPA removed allegedly contaminated soil from the locations where the buildings once stood.
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
Sensient Colors also issued subpoenas or deposition notices to numerous current or former EPA officials. Motions were filed to block the depositions of former EPA Administrator Christine Todd Whitman, former EPA Regional Administrator Jane Kenny, and EPA On-Scene Coordinator David Rosoff. On January 28, 2009,

the magistrate judge issued an opinion and order denying or delaying Sensient Color’s ability to conduct the foregoing depositions. Sensient Colors exercised its right to appeal the magistrate’s decision to the district court judge. On July 22, 2009, the district court judge issued a decision reversing the magistrate and ordering the depositions of Kenny and Rosoff to proceed. Those depositions have not yet occurred.
On May 8, 2009, Sensient Colors filed a motion for summary judgment seeking dismissal with prejudice of the United States’ claims. That motion is fully briefed. A hearing date has not been set.
Sensient Colors intends to vigorously defend its interests in the litigation. It is evaluating, among other things, settlement opportunities in an effort to minimize the expenses of litigating the matter, the pursuit of additional PRPs and additional challenges to the EPA’s right to recover its claimed response costs. A portion of Sensient Colors’ legal defense costs is being paid by insurers with a reservation of coverage rights. Litigation to resolve coverage issues is pending.
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
Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas. In September 2009, the federal magistrate judge ordered that former EPA officials could be deposed but only as to “individual” and not “official” matters. Sensient Colors is appealing this decision to the district court judge.
On January 8, 2009, the state court judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and, indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009 the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious.
At a conference held on September 18, 2009 the state court judge ordered that discovery be completed before November 15, 2009, that dispositive motions be heard on December 11, 2009, and that the trial commence January 11, 2010. One of the plaintiffs has requested that trial be commenced on February 8, 2010. Sensient Colors did not object to this request. The judge also ordered that mediation occur before November 15, 2009.

Commercial Litigation
On October 13, 2009, J. Lohr Vineyards and Wines (“Lohr”) filed suit against the Company and its subsidiary, Sensient Dehydrated Flavors LLC (“Sensient Flavors”) in the state court in Monterey, California. The complaint seeks to permanently enjoin the Company and Sensient Flavors from processing onions at its Greenfield, California dehydration facility based on a limitation in Sensient Flavors’ 1972 use permit to the processing of “peppers, celery and parsley”, and based on Lohr’s claim that Sensient Flavors’ onion processing has been damaging Lohr’s grapes and wine. Lohr’s complaint, in addition to seeking injunctive relief, sets out claims for “nuisance”, “trespass”, interference with prospective business advantage, and “negligence per se”. Lohr seeks damages of “over $1.6 million” for alleged losses due to an “onion taint” to its grapes, wine and vineyards, as well as punitive and other damages. On October 14, the court denied a temporary restraining order requested by Lohr against the Company and Sensient Flavors. On October 27, the court issued a preliminary injunction enjoining the Company and Sensient Flavors from processing any vegetables not expressly authorized in the 1972 use permit issued by the County to Sensient Flavors or any amendments thereto. Sensient Flavors has filed an application with the Planning Department seeking an amendment to its use permit confirming its right to process onions at its Greenfield facility. If Sensient Flavors ultimately does not obtain the necessary approvals to resume onion processing at its Greenfield facility, then it will likely make a capital investment in order to allow processing of these onions at other facilities. Sensient’s production of dehydrated onion at the Greenfield facility in 2009 represents less than 10% of its total onion production in California. The Company and Sensient Flavors believe that Lohr’s complaint of alleged “onion taint” is without merit and they intend to vigorously defend their interests in the litigation.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008.
ITEM 6. EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: November 4, 2009	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: November 4, 2009	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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