Form 10-K
period 2009-12-31
SENSIENT TECHNOLOGIES CORP
filed 2010-03-01
CIK 310142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2009 was $1,089,040,801. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 49,225,743 shares of Common Stock outstanding as of February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2010 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2009 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies incorporated by reference from pages 21-22 of the Company’s 2009 Annual Report to Shareholders. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The Company’s operations, except for the Asia Pacific and China Groups, are managed on a products-and-services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. The Asia Pacific and the China Groups are included in the “Corporate & Other” category, along with the Company’s corporate expenses. Financial information regarding the Company’s two reportable segments and the operations included within Corporate & Other is incorporated by reference to the information set forth on pages 39 through 41 of the Company’s 2009 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

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

The Flavors & Fragrances Group operates principally through the Company’s subsidiaries Sensient Flavors LLC and Sensient Dehydrated Flavors LLC. The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Wisconsin, Belgium, Canada, China, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. Beginning in 2009, our employed personnel in this category will include research and development, quality assurance/quality control and lab technicians, a total of 597 employed as of December 31, 2009. This number represents approximately a two percent increase over the number employed in this category on December 31, 2008.

Expenditures for research and development related to continuing operations in calendar year 2009 were $29.3 million, compared with $28.3 million in the year ended December 31, 2008, and $25.7 million in the year ended December 31, 2007. As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom. The Flavors & Fragrances Group plant in Spain has also received additional certification through the ISO 14001 and 18001 quality standards.

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

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources. In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are obtained from domestic and foreign suppliers. Flavor enhancers and secondary flavors are produced from yeast and vegetable materials such as corn and soybeans. Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe. The Company has expanded its sources of vegetables to include growers in China and expects to add growers in other Asian countries.

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

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 8 to the Consolidated Financial Statements of the Company, which appears on page 41 of the 2009 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2009, the Company employed 3,570 persons worldwide.

Regulation

Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report except for those proposed settlement amounts set forth in Item 3 of this Report under Environmental Matters. Current compliance is not expected to have a material adverse effect in the next two years except for those proposed settlement amounts set forth in Item 3 of this Report under Environmental Matters. The production, packaging, labeling and distribution of certain of the products of the Company in the U.S. are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration. The Company is subject to similar regulations in many international markets.

Item 1A.	Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this Report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 17 through 24 of the 2009 Annual Report to Shareholders and “Forward Looking Statements” on page 24 of the 2009 Annual Report to Shareholders, the following factors should be considered:

•	In some product lines, most of our sales are made to a relatively small number of customers; if we lose any of those customers, sales and operating results could decline.

In some of our product lines, our sales are concentrated to a small number of customers. While we do not currently have any single customer that we consider to be significant to us as a whole, the loss of a significant customer of a product line could substantially affect the sales and profitability of that line, which may cause us to re-evaluate that line. Those developments could affect our results. In addition, the financial condition of our customers may adversely affect their ability to buy from us or to pay for products that they have already purchased.

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

•	Our sales and profitability are affected by changing consumer preferences and changing technologies.

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies which develop and market consumer products. Sales of these flavors, fragrances, colors and inks depend in part upon our customers’ ability to identify and meet consumer preferences and their sales and marketing efforts, all of which are beyond our control. Our sales could also be affected by changing technologies that could impact consumer demand for products that contain our flavors, fragrances, colors and inks. Therefore, we depend upon our customers’ ability to create markets for the consumer products which incorporate many of the flavors, fragrances, colors and inks which we manufacture.

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

Our operations are subject to extensive and increasingly stringent laws and regulations which pertain to the discharge of materials into the environment and the handling and disposition of wastes. These rules operate at both the federal and state levels in the United States, and there are analogous laws at many of our overseas locations. We are currently involved in disputes relating to compliance with environmental laws. Proposed settlements have been reached in principle by the principals and their insurers as described in Item 3 of this Report. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance and defense, interference with our operations, civil and administrative penalties and negative publicity.

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

World events, such as the conflicts in Iraq and Afghanistan, and the situations in North Korea and Iran, can adversely affect national, international and local economies. Economies can also be affected by natural disasters or by epidemics. Such events and conditions, as well as the current impairment of financial markets, increased unemployment and decreased consumer spending, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES

California
Carlsbad	Color	Sales and R&D/inkjet products and specialty inks
Greenfield	Flavors & Fragrances	Production/dehydrated flavors
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors, group headquarters/flavors & fragrances

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D, sales/food, cosmetic, pharmaceutical and technical colors, group headquarters/colors

New Jersey
South Plainfield*	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

UNITED STATES (continued)

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL

Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production and sales/food colors and flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	China	Sales/colors and flavors
Guangzhou*	China	Production, R&D and sales/flavors and food and pharmaceutical colors
Hong Kong*	China	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	China	R&D and sales/colors and flavors

Costa Rica
San Jose*	Flavors & Fragrances	Sales/flavors

Czech Republic
Prague*	Color	Sales/food colors

England
Kings Lynn *	Color	Production/food colors and ink jet inks
Milton Keynes	Flavors & Fragrances	Production and sales/flavors and extracts

Finland
Espoo	Flavors & Fragrances	Sales/flavors

INTERNATIONAL (continued)

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

Germany
Bremen (2)*	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production and sales/natural colors

Japan
Hitachi	Asia Pacific	Production/flavors and colors
Tokyo*	Asia Pacific	R&D and sales/flavors and colors

Korea
Seoul*	Asia Pacific	Sales/flavors, colors and specialty chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

INTERNATIONAL (Continued)

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances, cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors
Warsaw*	Flavors	Sales/flavors

Romania
Bucharest*	Flavors	Sales/flavors
Morazia*	Color	Sales/food colors

Serbia
Zenta	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production and sales/food colors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Wales
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers

( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.

Item 3.	Legal Proceedings

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

In March 2007, the United States filed a complaint in the U.S. District Court in New Jersey against Sensient Colors claiming “over $16 million” in response costs allegedly incurred and to be incurred by the EPA pursuant to CERCLA. Sensient Colors moved to dismiss the United States’ complaint, which motion was denied by the Court in October 2007. Sensient Colors timely filed its answer and affirmative defenses to the United States’ complaint, as well as a third-party complaint against current and former owners and/or operators of the Site. The United States moved to strike Sensient Colors’ affirmative defenses. In an August 12, 2008, Opinion and Order, following briefs and oral argument, the Court partly granted and partly denied the United States’ motion, effectively preserving most of Sensient Colors’ affirmative defenses, either as originally pled or with changes outlined by the Court. Sensient Colors promptly filed an amended pleading incorporating the revised affirmative defenses. On July 29, 2008, Sensient Colors filed a third-party complaint adding Kohnstamm Inc. (a Canadian affiliate of General Color Company) and its president Avtar Singh as defendants.

In late August 2008, in the course of reviewing documents produced by the EPA, Sensient Colors discovered an e-mail exchange between EPA officials that Sensient Colors believes supports many of the legal theories and affirmative defenses advanced by Sensient Colors in the litigation and undermines key United States cost recovery claims. By letter dated August 26, 2008, based on the above document and other evidence adduced in the case, Sensient Colors demanded that the United States dismiss its case with prejudice and reimburse Sensient Colors for attorneys’ fees and costs incurred. In response to the August 26, 2008, letter, the United States withdrew, without prejudice, its then-pending motion to limit the scope of review to EPA’s administrative record and told the Court that it would respond to Sensient’s letter by September 10, 2008. The United States then sought additional time for its review of Sensient Colors’ demand. In an October 3, 2008, Letter Order, the Court directed the United States to provide Sensient with notice of its decision with respect to the demand for dismissal by October 31, 2008. In a letter to Sensient Colors dated October 31, 2008, the United States declined to voluntarily dismiss the case but agreed, with certain conditions, not to oppose depositions of current and former EPA employees on the issues raised in Sensient Colors’ letter of August 26, 2008. The United States reserved its rights to seek limitations on discovery and to seek to limit review of EPA’s choice of response action to the administrative record.

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

Prior to arguing the summary judgment motion and to scheduling the depositions of the current and former EPA officials, the United States and Sensient Colors agreed to meet with each other, with the parties involved in the Pleasant Gardens dispute described below and with interested insurers to determine if a resolution short of trial was possible. The parties met and ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009, include pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The proposed settlements remain subject to the preparation and execution of definitive agreements and approval of proposed consent decrees by the U.S. District Court in New Jersey and the Superior Court of New Jersey after an opportunity for public comment.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. That amount has been held in escrow pending the outcome of the lawsuit. Sensient Colors and plaintiff have pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). To the extent that there is a reduction in the condemnation value of the Property due to the Agency’s remediation of contamination for which Sensient Colors is allegedly responsible, such reduction may become a part of the damages claimed by plaintiff. In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Document discovery was completed in July 2008, and expert and rebuttal expert reports have been exchanged. Depositions are on-going.

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

On January 8, 2009, the state court judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and, indicated that depending on how certain outstanding discovery issues are resolved, the trial may be deferred further. On April 20, 2009, the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious.

At a conference held on September 18, 2009, the state court judge ordered that discovery be completed before November 15, 2009, that dispositive motions be heard on December 11, 2009, and that the trial commence on February 8, 2010. The judge also ordered that mediation occur before November 15, 2009.

As described above, Sensient Colors met with the parties to the Pleasant Gardens litigation, to the Superfund claims described above and their respective insurers, and they ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient results for the quarter and year ended December 31, 2009, include pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The proposed settlements remain subject to the preparation and execution of definitive agreements and approval of proposed consent decrees by the U.S. District Court in New Jersey and the Superior Court of New Jersey after an opportunity for public comment.

Commercial Litigation

On October 13, 2009, J. Lohr Vineyards and Wines (“Lohr”) filed suit against the Company and its subsidiary, Sensient Dehydrated Flavors LLC (“Sensient Flavors”) in the state court in Monterey, California. The complaint sought to permanently enjoin the Company and Sensient Flavors from processing onions at its Greenfield, California dehydration facility based on a limitation in Sensient Flavors’ 1972 use permit to the processing of “peppers, celery and parsley”, and based on Lohr’s claim that Sensient Flavors’ onion processing has been damaging Lohr’s grapes and wine. Lohr’s complaint, in addition to seeking injunctive relief, sets out claims for “nuisance”, “trespass”, interference with prospective business advantage, and “negligence per se”. Lohr sought damages of “over $1.6 million” for alleged losses due to an “onion taint” to its grapes, wine and vineyards, as well as punitive and other damages. On October 14, the court denied a temporary restraining order requested by Lohr against the Company and Sensient Flavors. On October 27, the court issued a preliminary injunction enjoining the Company and Sensient Flavors from processing any vegetables not expressly authorized in the 1972 use permit issued by the County to Sensient Flavors or any amendments thereto. Sensient Flavors filed an application with the Planning Department seeking an amendment to its use permit confirming its right to process onions at its Greenfield facility, but later concluded that the likely delays, expenses and regulatory uncertainties involved in pursuing the amendment to the use permit made the permit amendment not worth pursuing. Accordingly, Sensient Flavors decided not to seek to resume onion processing at its Greenfield facility and instead is pursuing arrangements for the processing of these onions at other facilities. Sensient’s production of dehydrated onion at the Greenfield facility in 2009 represented less than 10% of its total onion production in California. On December 9, 2009, the Company and Sensient Flavors reached a settlement agreement with Lohr under which the Company and Sensient Flavors undertook not to process products at the Greenfield facility other than as authorized under the existing 1972 permit, and Lohr agreed to drop its claims and dismiss its suit with prejudice, which it has done.

Item 4.	Reserved

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2010, are as follows:

Name	Age	Position
Kenneth P. Manning	68	Chairman and Chief Executive Officer
John F. Collopy	40	Vice President and Treasurer
Neil G. Cracknell	48	President and Chief Operating Officer
John L. Hammond	63	Senior Vice President, General Counsel and Secretary
Dr. Gordon E. Hering	53	Vice President, Marketing & Technology
Richard F. Hobbs	62	Senior Vice President and Chief Financial Officer
Richard J. Malin	43	Assistant Controller
Douglas S. Pepper	57	Vice President, Administration
Stephen J. Rolfs	45	Vice President, Controller and Chief Accounting Officer
Robert J. Wilkins	53	President, Asia Pacific

The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Collopy has held his present office since October 2006, and previously served as Assistant Treasurer (February 2006 - October 2006), Director, Treasury Operations (2004-2006), and Manager, Corporate Development (1999-2004). Mr. Cracknell has held his present office since April 23, 2009, and previously served as President – Flavors and Fragrances Group (December 2007 - April 2009) and as Vice President and Deputy Group Executive of the Flavors & Fragrances Group (October 18 - December 19, 2007) and as President - Dehydrated Flavors (February 2002 - October 2007). Mr. Hammond was Vice President before being named Senior Vice President in December 2008. Dr. Hering has held his current position since December 8, 2009, and previously served as appointed Vice President, Marketing & Technology (2007-2009). Mr. Hobbs was Vice President before being named Senior Vice President in December 2008. Mr. Malin has held his present office since April 2005 and previously served as Assistant Treasurer (2001-2005). Mr. Pepper has held his current position since February 2008 and previously served as Vice President - Human Resources (September 2007 - January 2008), Chief Financial Officer - Color Group (December 2005 - September 2007). Mr. Wilkins has held his present position since April 23, 2009, and previously served as appointed President, Asia Pacific (2005-2009).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2008 and 2009 appearing under “Common Stock Prices and Dividends” on page 47 of the 2009 Annual Report to Shareholders are incorporated by reference. In 2009, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of February 15, 2010, 2,012,990 shares had been repurchased under the latter authorization. The Company did not repurchase any shares during the fourth quarter of 2009.

The number of shareholders of record on February 17, 2010 was 3,075.

On July 17, 2008, the Company announced an increase in its cash dividend on its common stock from an annual rate of 72 cents per share to an annual rate of 76 cents per share, commencing with the quarterly dividend paid on September 2, 2008, to shareholders of record on August 8, 2008.

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this annual report.

The graph found on page 47 of the Company’s 2009 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard and Poor’s indices is incorporated by reference.

Item 6.	Selected Financial Data

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 48 and 49 of the 2009 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 17 through 24 of the 2009 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under “Market Risk Factors” on pages 22 and 23 of the 2009 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 25 through 44 and page 47 of the 2009 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2009, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Management’s report on internal control over financial reporting, which appears on page 45 of the 2009 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting, set forth on page 46 of the 2009 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information regarding directors and officers and corporate governance matters including information regarding our Audit Committee and our Nominating and Corporate Governance Committees appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2010 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation

Information relating to compensation of directors and officers is incorporated by reference from the “Director Compensation and Benefits,” “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements” portions of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the corresponding subsection E under the heading “Committees of the Board of Directors” in the Proxy Statement.

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

Item 13.	Certain Relationships and Related Transactions and Directors Independence

There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2009, through December 31, 2009, or in any such proposed transaction except as described under “Transactions With Related Persons” found in the Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.	Principal Accountant Fees and Services

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report. With the exceptions of Exhibits 4.2 and 4.3, no other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are exhibits hereto because no other debt instrument authorizes securities exceeding 10% of the total consolidated assets of the Company. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

List of Financial Statements and Financial Statement Schedule

1. Financial Statements	Page Reference in 2009 Annual Report To Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2009:

Reports of Independent Registered Public Accounting Firm	45-46

Consolidated Balance Sheets - December 31, 2009 and 2008	26

Consolidated Statements of Earnings - Years ended December 31, 2009, 2008 and 2007	25

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2009, 2008 and 2007	28-29

Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007	27

Notes to Consolidated Financial Statements	30-44

2. Financial Statement Schedule	Page Reference in Form 10-K

Report of Independent Registered Public Accounting Firm	21

Schedule II - Valuation and Qualifying Accounts	22

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sensient Technologies Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 1, 2010. Such consolidated financial statements and reports are included in your 2009 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
March 1, 2010

Schedule II

Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2009, 2008, 2007

Valuation Accounts Deducted in the Balance Sheet From the Assets To Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance At End of Period
2007 Allowance for losses: Trade accounts receivable	$7,671	$646	$0	$4,075	$4,242

2008 Allowance for losses: Trade accounts receivable	$4,242	$725	$0	$672	$4,295

2009 Allowance for losses: Trade accounts receivable	$4,295	$1,264	$0	$2,132	$3,427

(A)	Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary

Dated: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 1, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board and Chief Executive Officer	Director

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Senior Vice President and Chief Financial Officer	Director

/s/ Stephen J. Rolfs	/s/ Peter M. Salmon
Stephen J. Rolfs	Peter M. Salmon
Vice President, Controller and Chief Accounting Officer	Director

/s/ Hank Brown	/s/ Elaine R. Wedral
Hank Brown	Elaine R. Wedral
Director	Director

/s/ Fergus M. Clydesdale	/s/ Essie Whitelaw
Fergus M. Clydesdale	Essie Whitelaw
Director	Director

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of December 3, 2009	Exhibit 3.2 to Current Report on Form 8-K dated December 3, 2009 (Commission File No. 1-7626)

4.2	Indenture dated as of November 9, 1998 between Registrant and The First National Bank of Chicago, as Trustee	Exhibit 4.1 to Registration Statement on Form S-3 dated November 9, 1998 (Commission File No. 333- 67015)

4.3	Note Purchase Agreement dated as of November 29, 2001, between the Registrant and Various Lenders	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Amended and Restated Executive Employment Contract dated August 17, 2007 between Registrant and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated as of October 27, 2008 between the Company and Kenneth P. Manning (superseded)	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(a)(3)	Amended and Restated Executive Employment Contract dated as of February 5, 2009 between the Company and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 (Commission File Number 1-7626)

10.1(b)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(d)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report of Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(g)(1)	Amendment of No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)(1)	Directors Unfunded Retirement Plan, Amended and Restated as of January 1, 2009		X

10.1(j)(1)	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(k)(1)	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.4(a) to Quarterly Report on Form 10-Q the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Executive Income Deferral Plan, as Amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.4(b) to Quarterly Report on From 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009 between Registrant and Wells Faro Bank N.A.		X

10.1(m)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009 between Registrant and Wells Faro Bank N.A.		X

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009 between Registrant and Wells Faro Bank N.A.		X

10.1(o)	Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008(Commission File No. 1-7626)

10.1(r)	Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A), as amended and restated effective as of January 1, 2005	Exhibit 10.1(s) to Annual Report on form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B), as amended and restated effective as of January 1, 2005	Exhibit 10.1(t) to Annual Report on form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION

EXHIBIT INDEX

2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(u)(1)	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Letter Agreement dated December 18, 2007 between Registrant and Ralph G. Pickles	Exhibit 10.1(y) to Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-7626)

10.1(w)	Retirement Agreement and Release dated January 14, 2008 between Registrant and Richard Carney	Exhibit 10.1(z) to Annual Report on Form 10-K for fiscal year ended December 31, 2007 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Quarterly Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2009		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

E-4