Form 10-Q
period 2010-03-31
SENSIENT TECHNOLOGIES CORP
filed 2010-05-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, par value $0.10 per share	49,513,227

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009

Revenue	$314,076	$282,824

Cost of products sold	219,130	196,294

Selling and administrative expenses	56,291	48,146

Operating income	38,655	38,384

Interest expense	4,778	7,246

Earnings before income taxes	33,877	31,138

Income taxes	10,410	9,531

Net earnings	$23,467	$21,607

Average number of common shares outstanding:
Basic	48,825	48,145

Diluted	49,121	48,351

Earnings per common share:
Basic	$.48	$.45

Diluted	$.48	$.45

Dividends per common share	$.19	$.19

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2010	December 31,
	(Unaudited)	2009 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,962	$12,219
Trade accounts receivable, net	216,000	200,186
Inventories	370,974	390,011
Prepaid expenses and other current assets	58,674	55,693

TOTAL CURRENT ASSETS	656,610	658,109

OTHER ASSETS	37,833	38,349
INTANGIBLE ASSETS, NET	12,993	13,621
GOODWILL	442,134	455,995
PROPERTY, PLANT AND EQUIPMENT:
Land	48,084	49,429
Buildings	287,943	293,200
Machinery and equipment	620,613	630,420
Construction in progress	24,895	20,211

	981,535	993,260
Less accumulated depreciation	(567,106)	(567,643)

	414,429	425,617

TOTAL ASSETS	$1,563,999	$1,591,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$85,793	$88,915
Accrued salaries, wages and withholdings from employees	17,526	22,568
Other accrued expenses	61,167	64,789
Income taxes	3,133	692
Short-term borrowings	41,463	39,181

TOTAL CURRENT LIABILITIES	209,082	216,145
OTHER LIABILITIES	26,948	27,203
ACCRUED EMPLOYEE AND RETIREE BENEFITS	52,411	50,796
LONG-TERM DEBT	373,745	388,852
SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	86,723	85,504
Earnings reinvested in the business	937,086	922,963
Treasury stock, at cost	(100,308)	(103,878)
Accumulated other comprehensive loss	(27,084)	(1,290)

TOTAL SHAREHOLDERS’ EQUITY	901,813	908,695

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,563,999	$1,591,691

See accompanying notes to consolidated condensed financial statements.

*	Condensed from audited financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009

Net cash provided by operating activities	$23,441	$17,536

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,305)	(8,836)
Proceeds from sale of assets	36	4
Other investing activity	(49)	(91)

Net cash used in investing activities	(8,318)	(8,923)

Cash flows from financing activities:
Proceeds from additional borrowings	14,495	120,237
Debt payments	(20,566)	(122,234)
Dividends paid	(9,345)	(9,220)
Proceeds from options exercised and other equity transactions	3,348	2,261

Net cash used in financing activities	(12,068)	(8,956)

Effect of exchange rate changes on cash and cash equivalents	(4,312)	203

Net decrease in cash and cash equivalents	(1,257)	(140)
Cash and cash equivalents at beginning of period	12,219	8,498

Cash and cash equivalents at end of period	$10,962	$8,358

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies
In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Expenses are charged to operations in the year incurred. However, for interim reporting purposes, certain expenses are charged to operations based on a proportionate share of estimated annual amounts rather than as they are actually incurred.
Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2009, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.
2.	Fair Value
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2010 and December 31, 2009, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) at March 31, 2010 and December 31, 2009, was an asset of $0.2 million and a liability of $0.3 million, respectively. The fair value of the investments based on March 31, 2010 and December 31, 2009, market quotes (Level 1 inputs) was an asset of $13.4 million and $13.5 million, respectively.
The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of March 31, 2010. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at March 31, 2010 was $373.7 million. The fair value of the long-term debt at March 31, 2010 was $376.6 million.
3.	Debt
In November 2009, the Company entered into an agreement to issue U.S. dollar denominated debt totaling $110 million through a private placement of notes with a group of four financial institutions. These notes were issued on May 3, 2010, and have a fixed coupon rate of 4.91% with a final maturity date of May 3, 2017. Proceeds from the sale of the notes have been used to repay existing indebtedness and for general corporate purposes.

4.	Segment Information
Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2010:
Revenue from external customers	$185,935	$104,214	$23,927	$314,076
Intersegment revenue	4,767	3,742	344	8,853

Total revenue	$190,702	$107,956	$24,271	$322,929

Operating income (loss)	$27,184	$18,108	$(6,637)	$38,655
Interest expense	—	—	4,778	4,778

Earnings (loss) before income taxes	$27,184	$18,108	$(11,415)	$33,877

Three months ended March 31, 2009:
Revenue from external customers	$180,724	$83,677	$18,423	$282,824
Intersegment revenue	3,824	3,413	248	7,485

Total revenue	$184,548	$87,090	$18,671	$290,309

Operating income (loss)	$29,957	$13,731	$(5,304)	$38,384
Interest expense	—	—	7,246	7,246

Earnings (loss) before income taxes	$29,957	$13,731	$(12,550)	$31,138

5.	Inventories
At March 31, 2010 and December 31, 2009, inventories included finished and in-process products totaling $255.3 million and $275.5 million, respectively, and raw materials and supplies of $115.7 million and $114.5 million, respectively.
6.	Retirement Plans
The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Service cost	$475	$340
Interest cost	718	731
Expected return on plan assets	(331)	(263)
Amortization of prior service cost	753	456
Amortization of actuarial loss	118	50

Defined benefit expense	$1,733	$1,314

During the three months ended March 31, 2010, the Company made contributions to its defined benefit pension plans of $1.0 million. Total contributions to Company defined benefit pension plans are expected to be $4.4 million in 2010.
7.	Comprehensive Income
Comprehensive income is comprised of the following:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net earnings	$23,467	$21,607
Currency translation adjustments	(26,123)	(26,980)
Net unrealized gain on cash flow hedges	329	120

Net comprehensive loss	$(2,327)	$(5,253)

8.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net earnings	$23,467	$21,607
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	10,808	10,517
Share-based compensation	755	781
Loss on assets	250	329
Deferred income taxes	755	959
Changes in operating assets and liabilities	(12,594)	(16,657)

Net cash provided by operating activities	$23,441	$17,536

9.	Derivative Instruments and Hedging Activity
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
The Company manages its exposure to foreign exchange risk by the use of forward exchange contracts and foreign currency denominated debt to reduce the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases, non-functional currency sales and other known foreign currency exposures. These derivatives may or may not be designated as hedges under ASC 815, Derivatives and Hedging. These forward exchange contracts have maturities of less than twelve months. The Company’s primary hedging activities and their accounting treatment are summarized below:
Forward contracts designated as cash flow hedges — The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $10.8 million and $6.3 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2010 and December 31, 2009, respectively. The fair values of these forward exchange contracts at March 31, 2010 and December 31, 2009, was an asset of $0.1 million and a liability of $0.1 million classified in Other Assets and Other Liabilities in the Company’s Consolidated Balance Sheets, respectively. The gains or losses on these instruments are deferred in accumulated other comprehensive income (“OCI”) until the underlying transaction is recognized in net earnings. As of March 31, 2010 and December 31, 2009, a gain of $0.2 million and a loss of $0.2 million were deferred in OCI in the Company’s Consolidated Balance Sheets, respectively. For the periods ended March 31, 2010 and 2009, a gain of $0.1 million and $1.3 million, respectively, was reclassified into earnings in the Company’s Consolidated Statement of Earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. Over the next twelve months, the Company expects to reclassify a gain of $0.2 million from OCI into net earnings.
Forward contracts not designated as cash flow hedges — The Company also utilizes forward exchange contracts that are not designated as cash flow hedges under ASC 815. These contracts are marked-to-market in net earnings immediately, at the same time as the non-functional asset or liability is marked-to-market in net earnings. The Company had $13.8 million and $23.2 million of forward exchange contracts, not designated as hedges, outstanding as of March 31, 2010 and December 31, 2009, respectively, and recognized a gain of $0.9 million and a loss of $0.3 million in net earnings for the three month periods ended March 31, 2010 and 2009, respectively, which offset the earnings impact of the related non-functional asset or liability in each of the same periods. As of March 31, 2010 and December 31, 2009, the fair values of these forward contracts was an asset of $0.03 million and a liability of $0.2 million which were classified in Other Assets and Other Liabilities, respectively, in the Company’s consolidated balance sheet.
Net investment hedges — The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of March 31, 2010 and December 31, 2009, the total value of the Company’s Euro and Swiss Franc debt was $134.8 million and $141.7 million, respectively. A loss of $6.8 million and a gain of $7.5 million have been recorded as foreign currency translation in OCI for the three month periods ended March 31, 2010 and 2009, respectively.
10.	Income Taxes
The effective income tax rates for the three months ended March 31, 2010 and 2009 were 30.7% and 30.6%, respectively. The effective tax rates in both 2010 and 2009 were reduced by changes in estimates associated with the finalization of prior year foreign tax items.
11.	Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued.

12.	Commitments and Contingencies
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
Prior to arguing the summary judgment motion and to scheduling the depositions of the current and former EPA officials, the United States and Sensient Colors agreed to meet with each other, with the parties involved in the Pleasant Gardens dispute described below and with interested insurers to determine if a resolution short of trial was possible. The parties met and ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009 included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The proposed settlements remain subject to the preparation and execution of definitive agreements and approval of proposed consent decrees by the U.S. District Court in New Jersey and the Superior Court of New Jersey after an opportunity for public comment.
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
Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas. In September 2009, the federal magistrate judge ordered that former EPA officials could be deposed but only as to “individual” and not “official” matters. Sensient Colors appealed this decision to the district court judge.
On January 8, 2009, the state court judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and indicated that depending on how certain outstanding discovery issues are resolved, the trial might be deferred further. On April 20, 2009, the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious. At a conference held on September 18, 2009, the state court judge ordered that discovery be completed before November 15, 2009, that dispositive motions be heard on December 11, 2009, and that the trial commence on February 8, 2010. The judge also ordered that mediation occur before November 15, 2009.
As described above, Sensient Colors met with the parties to the Pleasant Gardens litigation, to the Superfund claims described above and their respective insurers, and they ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009, included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The proposed settlements remain subject to the preparation and execution of definitive agreements and approval of proposed consent decrees by the U.S. District Court in New Jersey and the Superior Court of New Jersey after an opportunity for public comment.
As of March 31, 2010, total liabilities related to environmental matters are estimated to be between $16.2 million and $19.3 million. As of March 31, 2010, the Company has accrued $17.5 million which primarily relates to the settlement of legal claims related to the Superfund and Pleasant Gardens claims discussed above. The Company has a receivable of $11.1 million for agreed upon insurance recoveries related to these liabilities. This accrual and receivable represents management’s best estimate of these items; however, the actual amounts may be different than the levels reserved or estimated, in which case the Company would need to recognize the difference in earnings in later periods. There can be no assurance that additional environmental matters will not arise in the future.
Commercial Litigation
In June 2009, Sensient sued one of its product vendors, Cherry Blossom LLC (“Cherry Blossom”), a supplier of processed cherry products in Michigan, when Cherry Blossom prepared to close its facility and refused to return to Sensient raw cherries to which Sensient held title. Sensient sued for conversion, breach of contract, possession of the cherries, and money damages of approximately $500,000. Cherry Blossom and its lender opposed the claim and the court deferred the matter for trial.
Crossroads Debt, LLC (“Crossroads”), a secured lender to Cherry Blossom, intervened in the case and asserted multiple claims against Cherry Blossom related to Cherry Blossom’s $1.4 million debt to Crossroads.
Crossroads also asserted cross-claims against Sensient related to payments by Sensient to Cherry Blossom for the processed cherry product Sensient purchased from Cherry Blossom.
Under Sensient’s contract with Cherry Blossom, Cherry Blossom would purchase Sensient’s raw cherries for use in making finished cherry product. Sensient then purchased the finished product from Cherry Blossom at a purchase price reduced by the amount Cherry Blossom owed Sensient for raw cherries. Eventually, Cherry Blossom directed Sensient to make payments directly to Crossroads, which Sensient did for about seven months, until Cherry Blossom ceased operations.
At a mediation on March 24, 2010, Crossroads claimed for the first time that because Sensient paid for the finished cherry product by offsetting antecedent debt, Sensient is not a “buyer in the ordinary course of business” as defined by the Uniform Commercial Code. As a result, Crossroads claimed that Sensient was not entitled to take such offsets because Crossroads claimed it has a perfected senior lien on the offset funds. Crossroads seeks the imposition of a constructive trust over $1.4 million of such funds and a judgment requiring their return by Sensient. The total exposure could exceed this amount due to interest.
In addition, Sensient asserted indemnification claims against Crossroads related to a US Department of Labor hot goods issue. Regarding hot goods, Sensient paid Cherry Blossom’s employees’ wages on behalf of Cherry Blossom and Crossroads after the DOL designated goods made by the unpaid employees as “hot” and unable to be sold.
Cherry Blossom counter-claimed against Sensient, primarily relating to ownership of the cherry processing formulas. Sensient sold Cherry Blossom certain written materials containing formulas used in the processing of cherries. Cherry Blossom claims it has an exclusive right to use Sensient’s formulas. On June 22, 2009, Cherry Blossom moved for an injunction to prohibit Sensient from using its cherry processing formulas. The court denied that motion.
The parties continue to engage in discovery. A mediation was held on March 24, 2010, but the case was not resolved. Crossroads moved for summary judgment on April 12, 2010. The case is scheduled for trial in June 2010.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the first quarter of 2010 was $314.1 million compared to $282.8 million recorded in the prior year’s first quarter. Revenue for the Flavors & Fragrances segment increased 3.3% for the first quarter of 2010, from the comparable quarter last year. Color segment revenue increased 24.0% for the three months ended March 31, 2010, from the comparable period last year. Corporate and Other revenue increased 30.0% for the quarter ended March 31, 2010 from the comparable period last year. The impact of foreign exchange rates increased consolidated revenue by 5.3% in the quarter ended March 31, 2010. Additional information on group results can be found in the Segment Information section.
The gross profit margin decreased 40 basis points to 30.2% for the quarter ended March 31, 2010, from 30.6% for the same period in 2009. The primary driver in the decrease was the result of downward price adjustments in the dehydrated flavors product line in advance of anticipated lower raw material costs.
Selling and administrative expenses as a percent of revenue were 17.9% and 17.0% in the quarters ended March 31, 2010 and 2009, respectively. Higher employee costs, including the impact of performance-based compensation, and professional fees were the primary drivers of the increase.
Operating income was $38.7 million and $38.4 million for the quarters ended March 31, 2010 and 2009, respectively. The impact of foreign exchange rates increased operating income by 5.8% in the quarter ended March 31, 2010. This favorable impact was offset by the other changes in operating income due to the revenue, margin and expense changes discussed above. Additional information can be found in the Segment Information section.
Interest expense for the first quarter of 2010 decreased 34.1% to $4.8 million from $7.2 million in the prior year’s quarter. The decrease was the result of lower interest rates combined with lower average debt balances.
The effective income tax rates were 30.7% and 30.6% for the quarters ended March 31, 2010 and 2009, respectively. The effective tax rates in both 2010 and 2009 were reduced by changes in estimates associated with the finalization of prior year foreign tax items. The Company expects the effective tax rate for the remainder of 2009 to be 33.0%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
     SEGMENT INFORMATION
     Flavors & Fragrances —
Revenue for the Flavors & Fragrances segment in the first quarters of 2010 and 2009 was $190.7 million and $184.5 million, respectively. The increase was primarily due to the favorable impact of foreign exchange rates ($8.6 million) and higher revenue in Europe ($2.0 million). These items were partially offset by lower revenue in North America ($4.0 million). The lower revenue in North America was primarily due to downward selling price adjustments for dehydrated flavors in advance of anticipated lower raw material costs. The increased revenue in Europe was primarily related to higher volumes.
For the quarters ended March 31, 2010 and 2009, operating income was $27.2 million and $30.0 million, respectively. The decrease was primarily attributable to lower profit in North America ($4.4 million) partially offset by the favorable impact of foreign exchange rates ($1.2 million) and higher profit in Europe ($0.6 million). The decrease in North America was driven by downward selling price adjustments for dehydrated flavors and the increase in Europe was primarily due to higher volume. Operating income as a percent of revenue was 14.3% and 16.2% for the quarters ended March 31, 2010 and 2009, respectively.
     Color —
Revenue for the Color segment for the first quarter of 2010 was $108.0 million compared to $87.1 million reported in the prior year’s first quarter, an increase of 24.0%. The increase in revenue was due to higher sales of non-food colors ($9.0 million) and higher sales of food and beverage colors ($7.2 million) combined with the favorable impact of foreign exchange rates ($4.7 million). The higher sales of both food and beverage colors and non-food colors were primarily due to an increase in volumes. In particular, sales of natural food and beverage colors in the quarter were strong.
Operating income for the quarter ended March 31, 2010, was $18.1 million, an increase of 31.9% from the $13.7 million reported in the comparable period last year. The increase was due to higher profit in food and beverage colors ($2.6 million) and higher profit in non-food colors ($1.0 million). The favorable impact of foreign exchange rates increased operating profit by approximately $0.8 million. The higher profit in both food and beverage colors and non-food colors was primarily driven by higher volumes. Operating income as a percent of revenue was 16.8%, an increase of 100 basis points from the prior year’s quarter.
     LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 31.5% as of March 31, 2010, from 32.0% as of December 31, 2009. The improvement was due to lower outstanding debt balances partially offset by a reduction in equity balances.
Net cash provided by operating activities was $23.4 million and $17.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash provided by operating activities was primarily due to higher earnings and less cash required to fund working capital increases in the first three months of 2010 compared to the same period in 2009.
Net cash used in investing activities was $8.3 million and $8.9 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures were $8.3 million and $8.8 million for the quarters ended March 31, 2010 and 2009, respectively.
Net cash used in financing activities was $12.1 million in the first three months of 2010 and $9.0 million in the comparable period of 2009. The primary driver for the change was the higher net repayments on debt in the first quarter of 2010 due to the higher cash provided by operating activities. In the first quarter of 2010, net repayments on debt were $6.1 million compared to $2.0 million for the first quarter of 2009. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $9.3 million and $9.2 million were paid during the three months ended March 31, 2010 and 2009, respectively. In the first quarters of 2010 and 2009, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.
The Company’s financial position remains strong. In November 2009, the Company entered into an agreement to issue $110 million of notes on May 3, 2010. The proceeds from the new debt agreement have been used to refinance existing debt and for general corporate purposes. The Company expects that its cash flows from operations, this new debt agreement and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
On April 22, 2010, the Company’s Board of Directors voted to increase the Company’s cash dividend from $0.19 per share to $0.20 per share effective for the quarterly dividend payable on June 1, 2010, to shareholders of record on May 6, 2010.
     CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2010. For additional information about contractual obligations, refer to pages 23 and 24 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of March 31, 2010.
     CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2010. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2010. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2010, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; and the matters discussed above under Item 2 including the critical accounting policies referenced therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
Prior to arguing the summary judgment motion and to scheduling the depositions of the current and former EPA officials, the United States and Sensient Colors agreed to meet with each other, with the parties involved in the Pleasant Gardens dispute described below and with interested insurers to determine if a resolution short of trial was possible. The parties met and ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009 included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The proposed settlements remain subject to the preparation and execution of definitive agreements and approval of proposed consent decrees by the U.S. District Court in New Jersey and the Superior Court of New Jersey after an opportunity for public comment.
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
Sensient Colors advised the Court and the other parties in this litigation of the developments in the Superfund Claim as described above. Sensient Colors took supplemental depositions of several DEP officials and served subpoenas upon five current or former EPA officials. The United States, though not a party to the Pleasant Gardens case, initially sought to quash those subpoenas before the Pleasant Gardens court. On November 17, 2008, the United States removed the subpoenas and related proceedings to federal court. At an initial court conference on the removed proceedings on February 19, 2009, the federal magistrate judge asked for additional briefing on the issue of the government’s standing to seek to quash the state court subpoenas. In September 2009, the federal magistrate judge ordered that former EPA officials could be deposed but only as to “individual” and not “official” matters. Sensient Colors appealed this decision to the district court judge.

On January 8, 2009, the state court judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and indicated that depending on how certain outstanding discovery issues are resolved, the trial might be deferred further. On April 20, 2009, the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious. At a conference held on September 18, 2009, the state court judge ordered that discovery be completed before November 15, 2009, that dispositive motions be heard on December 11, 2009, and that the trial commence on February 8, 2010. The judge also ordered that mediation occur before November 15, 2009.
As described above, Sensient Colors met with the parties to the Pleasant Gardens litigation, to the Superfund claims described above and their respective insurers, and they ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009, included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The proposed settlements remain subject to the preparation and execution of definitive agreements and approval of proposed consent decrees by the U.S. District Court in New Jersey and the Superior Court of New Jersey after an opportunity for public comment.
     Commercial Litigation
In June 2009, Sensient sued one of its product vendors, Cherry Blossom LLC (“Cherry Blossom”), a supplier of processed cherry products in Michigan, when Cherry Blossom prepared to close its facility and refused to return to Sensient raw cherries to which Sensient held title. Sensient sued for conversion, breach of contract, possession of the cherries, and money damages of approximately $500,000. Cherry Blossom and its lender opposed the claim and the court deferred the matter for trial.
Crossroads Debt, LLC (“Crossroads”), a secured lender to Cherry Blossom, intervened in the case and asserted multiple claims against Cherry Blossom related to Cherry Blossom’s $1.4 million debt to Crossroads.
Crossroads also asserted cross-claims against Sensient related to payments by Sensient to Cherry Blossom for the processed cherry product Sensient purchased from Cherry Blossom.
Under Sensient’s contract with Cherry Blossom, Cherry Blossom would purchase Sensient’s raw cherries for use in making finished cherry product. Sensient then purchased the finished product from Cherry Blossom at a purchase price reduced by the amount Cherry Blossom owed Sensient for raw cherries. Eventually, Cherry Blossom directed Sensient to make payments directly to Crossroads, which Sensient did for about seven months, until Cherry Blossom ceased operations.
At a mediation on March 24, 2010, Crossroads claimed for the first time that because Sensient paid for the finished cherry product by offsetting antecedent debt, Sensient is not a “buyer in the ordinary course of business” as defined by the Uniform Commercial Code. As a result, Crossroads claimed that Sensient was not entitled to take such offsets because Crossroads claimed it has a perfected senior lien on the offset funds. Crossroads seeks the imposition of a constructive trust over $1.4 million of such funds and a judgment requiring their return by Sensient. The total exposure could exceed this amount due to interest.
In addition, Sensient asserted indemnification claims against Crossroads related to a US Department of Labor hot goods issue. Regarding hot goods, Sensient paid Cherry Blossom’s employees’ wages on behalf of Cherry Blossom and Crossroads after the DOL designated goods made by the unpaid employees as “hot” and unable to be sold.
Cherry Blossom counter-claimed against Sensient, primarily relating to ownership of the cherry processing formulas. Sensient sold Cherry Blossom certain written materials containing formulas used in the processing of cherries. Cherry Blossom claims it has an exclusive right to use Sensient’s formulas. On June 22, 2009, Cherry Blossom moved for an injunction to prohibit Sensient from using its cherry processing formulas. The court denied that motion.

The parties continue to engage in discovery. A mediation was held on March 24, 2010, but the case was not resolved. Crossroads moved for summary judgment on April 12, 2010. The case is scheduled for trial in June 2010.
The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2009.
ITEM 6. EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION
Date: May 7, 2010	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: May 7, 2010	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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