Form 10-Q
period 2010-06-30
SENSIENT TECHNOLOGIES CORP
filed 2010-08-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010

Common Stock, par value $0.10 per share	49,662,678

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue	$333,969	$303,959	$648,045	$586,783

Cost of products sold	229,008	209,269	448,138	405,563

Selling and administrative expenses	57,815	51,433	114,106	99,579

Operating income	47,146	43,257	85,801	81,641

Interest expense	5,488	5,650	10,266	12,896

Earnings before income taxes	41,658	37,607	75,535	68,745

Income taxes	12,973	11,788	23,383	21,319

Net earnings	$28,685	$25,819	$52,152	$47,426

Average number of common shares outstanding:
Basic	49,047	48,301	48,937	48,223

Diluted	49,365	48,554	49,244	48,453

Earnings per common share:
Basic	$.58	$.53	$1.07	$.98

Diluted	$.58	$.53	$1.06	$.98

Dividends per common share	$.20	$.19	$.39	$.38

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,911	$12,219
Trade accounts receivable, net	216,486	200,186
Inventories	367,573	390,011
Prepaid expenses and other current assets	47,873	55,693

TOTAL CURRENT ASSETS	645,843	658,109

OTHER ASSETS	35,887	38,349

INTANGIBLE ASSETS, NET	12,791	13,621

GOODWILL	421,261	455,995

PROPERTY, PLANT AND EQUIPMENT:
Land	45,389	49,429
Buildings	276,554	293,200
Machinery and equipment	601,593	630,420
Construction in progress	30,548	20,211

	954,084	993,260
Less accumulated depreciation	(558,189)	(567,643)

	395,895	425,617

TOTAL ASSETS	$1,511,677	$1,591,691

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$90,018	$88,915
Accrued salaries, wages and withholdings from employees	20,089	22,568
Other accrued expenses	51,387	64,789
Income taxes	6,807	692
Short-term borrowings	39,652	39,181

TOTAL CURRENT LIABILITIES	207,953	216,145

OTHER LIABILITIES	24,072	27,203

ACCRUED EMPLOYEE AND RETIREE BENEFITS	51,259	50,796

LONG-TERM DEBT	349,485	388,852

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	88,404	85,504
Earnings reinvested in the business	955,868	922,963
Treasury stock, at cost	(96,808)	(103,878)
Accumulated other comprehensive loss	(73,952)	(1,290)

TOTAL SHAREHOLDERS’ EQUITY	878,908	908,695

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,511,677	$1,591,691

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009
Net cash provided by operating activities	$64,186	$55,445

Cash flows from investing activities:
Acquisition of property, plant and equipment	(19,853)	(19,602)
Proceeds from sale of assets	76	4
Other investing activity	(340)	(366)

Net cash used in investing activities	(20,117)	(19,964)

Cash flows from financing activities:
Proceeds from additional borrowings	126,253	216,138
Debt payments	(147,965)	(228,695)
Dividends paid	(19,247)	(18,476)
Proceeds from options exercised and other equity transactions	7,768	4,522

Net cash used in financing activities	(33,191)	(26,511)

Effect of exchange rate changes on cash and cash equivalents	(9,186)	(1,879)

Net increase in cash and cash equivalents	1,692	7,091
Cash and cash equivalents at beginning of period	12,219	8,498

Cash and cash equivalents at end of period	$13,911	$15,589

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies
In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2010 and December 31, 2009, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) at June 30, 2010 and December 31, 2009, was a liability of $0.06 million and $0.3 million, respectively. The fair value of the investments based on June 30, 2010 and December 31, 2009, market quotes (Level 1 inputs) was an asset of $13.2 million and $13.5 million, respectively.
The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of June 30, 2010. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at June 30, 2010 was $349.5 million. The fair value of the long-term debt at June 30, 2010 was $358.1 million.
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

4.	Segment Information
Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended June 30, 2010:
Revenue from external customers	$199,024	$108,225	$26,720	$333,969
Intersegment revenue	6,023	4,754	381	11,158

Total revenue	$205,047	$112,979	$27,101	$345,127

Operating income (loss)	$33,223	$20,880	$(6,957)	$47,146
Interest expense	—	—	5,488	5,488

Earnings (loss) before income taxes	$33,223	$20,880	$(12,445)	$41,658

Three months ended June 30, 2009:
Revenue from external customers	$193,663	$89,305	$20,991	$303,959
Intersegment revenue	3,892	4,419	226	8,537

Total revenue	$197,555	$93,724	$21,217	$312,496

Operating income (loss)	$34,249	$15,001	$(5,993)	$43,257
Interest expense	—	—	5,650	5,650

Earnings (loss) before income taxes	$34,249	$15,001	$(11,643)	$37,607

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Six months ended June 30, 2010:
Revenue from external customers	$384,958	$212,438	$50,649	$648,045
Intersegment revenue	10,791	8,497	723	20,011

Total revenue	$395,749	$220,935	$51,372	$668,056

Operating income (loss)	$60,407	$38,988	$(13,594)	$85,801
Interest expense	—	—	10,266	10,266

Earnings (loss) before income taxes	$60,407	$38,988	$(23,860)	$75,535

Six months ended June 30, 2009:
Revenue from external customers	$374,387	$172,982	$39,414	$586,783
Intersegment revenue	7,716	7,832	474	16,022

Total revenue	$382,103	$180,814	$39,888	$602,805

Operating income (loss)	$64,206	$28,732	$(11,297)	$81,641
Interest expense	—	—	12,896	12,896

Earnings (loss) before income taxes	$64,206	$28,732	$(24,193)	$68,745

5.	Inventories
At June 30, 2010 and December 31, 2009, inventories included finished and in-process products totaling $259.4 million and $275.5 million, respectively, and raw materials and supplies of $108.2 million and $114.5 million, respectively.

6.	Retirement Plans
The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Service cost	$469	$311	$944	$615
Interest cost	709	747	1,427	1,470
Expected return on plan assets	(323)	(271)	(654)	(522)
Amortization of prior service cost	753	456	1,506	911
Amortization of actuarial loss	118	52	236	102

Defined benefit expense	$1,726	$1,295	$3,459	$2,576

During the three and six months ended June 30, 2010, the Company made contributions to its defined benefit pension plans of $0.9 million and $1.9 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $3.8 million in 2010.
7.	Comprehensive Income
Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net earnings	$28,685	$25,819	$52,152	$47,426
Currency translation adjustments	(46,428)	46,665	(72,551)	19,685
Net unrealized (loss) gain on cash flow hedges	(440)	(60)	(111)	60

Net comprehensive (loss) income	$(18,183)	$72,424	$(20,510)	$67,171

8.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net earnings	$52,152	$47,426
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	21,728	21,015
Share-based compensation	1,515	1,047
Loss on assets	735	616
Deferred income taxes	1,800	1,374
Changes in operating assets and liabilities	(13,744)	(16,033)

Net cash provided by operating activities	$64,186	$55,445

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
Forward contracts designated as cash flow hedges — The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $7.9 million and $6.3 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2010 and December 31, 2009, respectively. The fair values of these forward exchange contracts at June 30, 2010 and December 31, 2009, were liabilities of $0.06 million and $0.1 million, respectively, classified in Other Liabilities in the Company’s Consolidated Balance Sheets. The gains or losses on these instruments are deferred in accumulated other comprehensive income (“OCI”) until the underlying transaction is recognized in net earnings. As of June 30, 2010 and December 31, 2009, a loss of $0.3 million and $0.2 million were deferred in OCI in the Company’s Consolidated Balance Sheets, respectively. For the quarter ended June 30, 2010 and 2009, a gain of $0.1 million and a loss of $5,000, respectively, were reclassified into earnings in the Company’s Consolidated Statement of Earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. For the six months ended June 30, 2010 and 2009, a gain of $0.2 million and $1.3 million, respectively, were reclassified into earnings in the Company’s Consolidated Statement of Earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. Over the next twelve months, the Company expects to reclassify a loss of $0.3 million from OCI into net earnings.

Forward contracts not designated as cash flow hedges — The Company also utilizes forward exchange contracts that are not designated as cash flow hedges under ASC 815. These contracts are marked-to-market in net earnings immediately, at the same time as the non-functional asset or liability is marked-to-market in net earnings. The results of these transactions are not material to the financial statements.

Net investment hedges — The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of June 30, 2010 and December 31, 2009, the total value of the Company’s Euro and Swiss Franc debt was $100.7 million and $141.7 million, respectively. For the three and six month periods ended June 30, 2010, these debt instruments were reduced by $10.4 million and $17.2 million, respectively, and these amounts have been recorded as foreign currency translation in OCI.

10.	Income Taxes
The effective income tax rates for the quarters ended June 30, 2010 and 2009 were 31.1% and 31.3%, respectively. For the six months ended June 30, 2010 and 2009, the effective income tax rates were both 31.0%. The effective tax rates in both 2010 and 2009 were reduced by changes in estimates associated with the finalization of prior year foreign tax items.
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
In 2004, the Environmental Protection Agency (“EPA”) notified the Company’s subsidiary Sensient Colors Inc. (“Sensient Colors”), formerly H. Kohnstamm & Co., that it may be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for activities at the General Color Company Superfund Site in Camden, New Jersey (the “Site”). The Company has also been involved in a dispute with the owner of Pleasant Gardens, an apartment complex adjacent to the General Color Superfund Site, and with certain agencies of the State of New Jersey relating to the Pleasant Gardens property. From the time it was notified of these claims until late 2009, Sensient vigorously defended its interests in this litigation. Sensient pursued additional PRP’s and it asserted numerous challenges to the recovery of the costs claimed in each matter. In the fourth quarter of 2009, Sensient Colors and its insurers met with the United States and the parties involved in the Pleasant Gardens dispute and ultimately agreed to a settlement in principle to resolve the matters. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009 included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. Additional information on these matters is included in Part II, Item I of this filing.
Since December 31, 2009, the Company has made payments and received substantially all insurance reimbursements related to the Superfund and Pleasant Gardens claims discussed above. As of June 30, 2010, total liabilities related to these and other environmental matters are estimated to be between $7.6 million and $10.8 million. As of June 30, 2010, the Company has an accrual remaining of $8.9 million which primarily relates to the settlement of legal claims in the Superfund and Pleasant Gardens matters. The accrual and the receivable recorded for these matters represents management’s best estimate of these items; however, the actual amounts may be different than the levels reserved or estimated, in which case the Company would need to recognize the difference in earnings in later periods. There can be no assurance that additional environmental matters will not arise in the future.
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
Crossroads also asserted cross-claims against Sensient related to offsets Sensient took against its payments to Cherry Blossom for the processed cherry product Sensient purchased from Cherry Blossom.
Under Sensient’s contract with Cherry Blossom, Cherry Blossom would purchase Sensient’s raw cherries for use in making finished cherry product. Sensient then purchased the finished product from Cherry Blossom at a purchase price reduced by setoffs for the amount Cherry Blossom owed Sensient for raw cherries. Eventually, Cherry Blossom directed Sensient to make payments directly to Crossroads, which Sensient did for about seven months, until Cherry Blossom ceased operations.
At a mediation on March 24, 2010, Crossroads claimed for the first time that because Sensient paid for the finished cherry product by offsetting antecedent debt, Sensient was not a “buyer in the ordinary course of business” as defined by the Uniform Commercial Code. As a result, Crossroads claimed that Sensient was not entitled to take such offsets because Crossroads claimed it had a perfected senior lien on the offset funds. Crossroads sought the imposition of a constructive trust over $1.4 million of such funds and a judgment requiring their return by Sensient. The total exposure could have exceeded this amount due to interest.
In addition, Sensient asserted indemnification claims against Crossroads related to a US Department of Labor “hot goods” issue. The US Department of Labor prohibited Sensient from selling in interstate commerce cherries made by Cherry Blossom’s employees and for which Sensient had paid Cherry Blossom, because Cherry Blossom failed to pay its employees their wages earned when they processed the cherries.
Crossroads moved for summary disposition on April 12, 2010, based on the Uniform Commercial Code argument it raised at the March 24, 2010, mediation. Sensient opposed the motion and argued that Sensient was entitled to summary disposition, not Crossroads. At a hearing on the motion, the court ruled in Sensient’s favor, dismissing all of Crossroads’ claims against Sensient.
Three claims remain. First, Sensient seeks reimbursement from Crossroads in connection with its DOL hot goods issue described above. Second, Sensient seeks reimbursement from Crossroads for certain returned goods. Third, ownership of the 2006 cherry inventory is undecided. The court accepted the parties’ stipulation that these three issues could be resolved on briefs and set a schedule accordingly.
On May 27, 2010, Cherry Blossom filed a bankruptcy petition in U.S. Bankruptcy Court for the Western District of Michigan. Such filing triggered an automatic stay of all litigation pending against Cherry Blossom, including the instant case. The state court determined that the automatic stay in Cherry Blossom’s bankruptcy case did not prevent the court from signing the order granting Sensient summary judgment disposing of Crossroads’ claims. The court also decided that the bankruptcy filing stayed indefinitely the remaining claims regarding possession of the cherries, hot goods, and returned goods.
The bankruptcy trustee has stipulated to lift the stay as to the issue of possession of the 2006 cherries. If the bankruptcy court approves the stipulation that claim may proceed. It is unclear whether the claims that concern hot goods and returned goods will also proceed if the stay is lifted.
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

OVERVIEW

Revenue for the second quarter of 2010 was $334.0 million, an increase of 9.9% from $304.0 million recorded in the prior year’s second quarter. For the six months ended June 30, 2010, revenue was $648.0 million, an increase of 10.4% from $586.8 million reported in the prior year’s period. The impact of foreign exchange rates increased consolidated revenue by 0.1% and 2.6% in the quarter and six months ended June 30, 2010, respectively. Revenue for the Flavors & Fragrances segment increased 3.8% and 3.6% for the three and six months ended June 30, 2010, respectively, from the comparable periods last year. Color segment revenue increased 20.5% and 22.2% for the second quarter and six months ended June 30, 2010, respectively, from the comparable periods last year. Corporate and Other revenue increased 27.7% and 28.8% for the three and six months ended June 30, 2010, respectively, from the comparable periods last year. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 20 basis points to 31.4% for the quarter ended June 30, 2010, from 31.2% for the same period in 2009. Favorable product mix and lower energy costs were primarily responsible for the improved gross profit margin. For the six months ended June 30, 2010, the gross profit margin decreased 10 basis points to 30.8% from 30.9% in the comparable period in 2009. Lower prices, primarily in the dehydrated flavors business, were partially offset by favorable energy costs for the six month period.

Selling and administrative expenses as a percent of revenue were 17.3% and 16.9% in the quarters ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, selling and administrative expenses as a percent of revenue were 17.6% and 17.0%, respectively. Higher employee costs, including increases in sales and technical staff, combined with higher performance based compensation, were the primary drivers of the increase.

Second quarter operating income increased 9.0% to $47.1 million from $43.3 million reported in the prior year quarter. Operating income was $85.8 million and $81.6 million for the six months ended June 30, 2010 and 2009, respectively. The impact of foreign exchange rates increased operating income by 0.5% and 3.0% in the quarter and six months ended June 30, 2010, respectively. The change in operating income was due to the revenue, gross profit margin and expense changes discussed above. Additional information can be found in the Segment Information section.

Interest expense for the second quarter of 2010 decreased 2.9% to $5.5 million from $5.7 million in the prior year’s quarter. Interest expense was $10.3 million and $12.9 million for the six months ended June 30, 2010 and 2009, respectively. Average debt balances outstanding were lower in both the quarter and six month period. In the second quarter of 2010, interest rates were slightly higher than the comparable period last year and for the six months ended June 30, 2010, were slightly lower than the prior year period.

The effective income tax rates were 31.1% and 31.3% for the quarters ended June 30, 2010 and 2009, respectively. The effective income tax rates for both the six months ended June 30, 2010 and 2009, were 31.0%. The effective tax rates in both 2010 and 2009 were reduced by changes in estimates associated with the finalization of prior year foreign tax items. The Company expects the effective tax rate for the remainder of 2010 to be 33.0%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances —

Revenue for the Flavors & Fragrances segment in the second quarter of 2010 was $205.0 million, an increase of 3.8% from $197.6 million reported in last year’s second quarter. The increase was primarily due to higher revenue in Europe ($6.0 million) and North America ($1.5 million). These items were partially offset by the unfavorable impact of foreign exchange rates ($0.6 million). The increased revenue in Europe was primarily related to higher volumes. The higher revenue in North America was primarily the impact of higher volumes partially offset by lower selling prices. Many product lines saw improved demand and a higher level of new product activity by customers. The lower selling prices were primarily due to downward selling price adjustments for dehydrated flavors in advance of anticipated lower raw material costs. Raw material costs did improve late in the second quarter and these lower costs are expected to continue for the remainder of 2010.

For the quarters ended June 30, 2010 and 2009, operating income was $33.2 million and $34.2 million, respectively. The decrease was primarily attributable to lower profit in North America ($2.4 million) partially offset by higher profit in Europe ($0.7 million) and Latin America ($0.3 million). The lower profit in North America was primarily related to the lower selling prices mentioned above. The higher profit in Europe and Latin America was primarily due to increased volumes and lower costs. Operating income as a percent of revenue was 16.2% and 17.3% for the second quarters of 2010 and 2009, respectively.

For the six months ended June 30, 2010, revenue for the Flavors & Fragrances segment was up 3.6% to $395.7 million from $382.1 million in the prior year period. The increase in revenue was primarily due to higher revenue in Europe ($7.9 million) and the favorable impact of exchange rates ($7.9 million). These items were partially offset by lower revenue in North America ($2.5 million). The higher revenue in Europe was primarily due to increased volumes. The lower revenue in North America was primarily due to lower selling prices partially offset by higher volumes. The lower selling prices were primarily due to downward selling price adjustments for dehydrated flavors in advance of anticipated lower raw material costs.

Operating income was $60.4 million and $64.2 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in operating income was primarily related to lower profit in North America ($6.6 million) partially offset by higher profit in Europe ($1.1 million) and the favorable impact of exchange rates ($1.6 million). The decrease in North America was primarily due to the lower selling prices mentioned above. The higher profit in Europe was primarily due to increased volumes.

Color —

Revenue for the Color segment in the second quarter of 2010 increased 20.5% to $113.0 million from $93.7 million reported in the prior year’s second quarter. The increase in revenue was primarily due to higher sales of food and beverage colors ($11.6 million) and non-food colors ($8.5 million). The higher sales of food and beverage colors were primarily due to higher volumes and an increase in selling prices. The higher sales of non-food colors were primarily due to increased volumes. In general the Group saw strong demand across most product lines and an improved level of new product introductions by customers.

Operating income for the quarter ended June 30, 2010, was $20.9 million, an increase of 39.2% from the $15.0 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of food and beverage colors ($4.2 million) and non-food colors ($2.0 million). The higher profits on sales of food and beverage colors and non-food colors were primarily driven by the increased revenue discussed above. Operating income as a percent of revenue was 18.5% compared to 16.0% in the prior year’s quarter.

The Color Group revenue increased 22.2% to $220.9 million for the six months ended June 30, 2010, from $180.8 million in the comparable period of 2009. The increase was due to higher sales of food and beverage colors ($18.7 million) and non-food colors ($17.5) combined with the favorable impact of foreign exchange rates ($3.9 million). The increase in sales of food and beverage colors was due to both higher volumes and selling prices. The higher sales of non-food colors were primarily due to increased volumes.

Operating income was $39.0 million for the first six months of 2010, an increase of 35.7% from $28.7 million reported for the first six months of 2009. The increase was primarily due to the higher profit on sales of food and beverage colors ($7.1 million) and higher profit in non-food colors ($2.7 million). The higher profits on sales of food and beverage colors and non-food colors were primarily due to the higher revenue discussed above. Operating income as a percent of revenue was 17.6% compared to 15.9% in the prior year’s first six months.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 30.7% as of June 30, 2010, from 32.0% as of December 31, 2009. The improvement was due to lower outstanding debt balances partially offset by lower equity.

Net cash provided by operating activities was $64.2 million for the six months ended June 30, 2010, compared to $55.4 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to higher earnings and less cash required to fund working capital increases in the first six months of 2010 compared to the same period in 2009.

Net cash used in investing activities was $20.1 million and $20.0 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures were $19.9 million and $19.6 million for the year-to-date periods ended June 30, 2010 and 2009, respectively.

Net cash used in financing activities was $33.2 million in the first six months of 2010 and $26.5 million in the comparable period of 2009 primarily related to higher net repayments on debt in the first six months of 2010 due to the higher cash provided by operating activities. In the first six months of 2010, net repayments on debt were $21.7 million compared to $12.6 million for the first six months of 2009. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $19.2 million and $18.5 million were paid during the six months ended June 30, 2010 and 2009, respectively, reflecting the Company’s higher dividend of $0.39 per share in the first six months of 2010 compared to $0.38 per share in the same period in 2009. In the first six months of 2010 and 2009, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2010. For additional information about contractual obligations, refer to pages 23 and 24 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2010. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2010. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Change in Internal Control Over Financial Reporting: During the quarter ended June 30, 2010, the Company implemented a new enterprise resource planning software application at one significant location at its Flavors & Fragrances segment. The implementation included the order taking, manufacturing, general ledger and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design and testing. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2010, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; and the matters discussed above under Item 2 including the critical accounting policies referenced therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Prior to arguing the summary judgment motion and to scheduling the depositions of the current and former EPA officials, the United States and Sensient Colors agreed to meet with each other, with the parties involved in the Pleasant Gardens dispute described below and with interested insurers to determine if a resolution short of trial was possible. The parties met and ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009 included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. In July 2010, the U.S. District Court in New Jersey approved the consent decree with the United States. Sensient Colors and the third-party defendants are currently in the process of executing their respective settlement agreements.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff seeks to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors is not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. That amount has been held in escrow pending the outcome of the lawsuit. Sensient Colors and plaintiff pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Document discovery was completed in July 2008, and expert and rebuttal expert reports were exchanged.

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

On January 8, 2009, the state court judge recused himself from the Pleasant Gardens case (as well as the related insurance coverage case) because of a conflict of interest and the Pleasant Gardens case was reassigned to another judge. In light of the recusal and reassignment, the new judge re-scheduled the trial to commence no earlier than June 1, 2009, and indicated that depending on how certain outstanding discovery issues were resolved, the trial might be deferred further. On April 20, 2009, the court further extended the pretrial schedule and set a trial date for October 5, 2009. On July 24, 2009, Sensient Colors filed a motion for summary judgment on the grounds that the DEP’s proposed remedy was arbitrary and capricious. At a conference held on September 18, 2009, the state court judge ordered that discovery be completed before November 15, 2009, that dispositive motions be heard on December 11, 2009, and that the trial commence on February 8, 2010. The judge also ordered that mediation occur before November 15, 2009.

As described above, Sensient Colors met with the parties to the Pleasant Gardens litigation, to the Superfund claims described above and their respective insurers, and they ultimately agreed to a settlement to resolve the matter by specified payments among the parties and their insurers. As a result of the settlements, Sensient’s results for the quarter and year ended December 31, 2009, included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The settlement of the Pleasant Gardens litigation was memorialized in a consent decree that was approved by the Superior Court of New Jersey after an opportunity for public comment.

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

Crossroads also asserted cross-claims against Sensient related to offsets Sensient took against its payments to Cherry Blossom for the processed cherry product Sensient purchased from Cherry Blossom.

Under Sensient’s contract with Cherry Blossom, Cherry Blossom would purchase Sensient’s raw cherries for use in making finished cherry product. Sensient then purchased the finished product from Cherry Blossom at a purchase price reduced by setoffs for the amount Cherry Blossom owed Sensient for raw cherries. Eventually, Cherry Blossom directed Sensient to make payments directly to Crossroads, which Sensient did for about seven months, until Cherry Blossom ceased operations.

At a mediation on March 24, 2010, Crossroads claimed for the first time that because Sensient paid for the finished cherry product by offsetting antecedent debt, Sensient was not a “buyer in the ordinary course of business” as defined by the Uniform Commercial Code. As a result, Crossroads claimed that Sensient was not entitled to take such offsets because Crossroads claimed it had a perfected senior lien on the offset funds. Crossroads sought the imposition of a constructive trust over $1.4 million of such funds and a judgment requiring their return by Sensient. The total exposure could have exceeded this amount due to interest.

In addition, Sensient asserted indemnification claims against Crossroads related to a US Department of Labor “hot goods” issue. The US Department of Labor prohibited Sensient from selling in interstate commerce cherries made by Cherry Blossom’s employees and for which Sensient had paid Cherry Blossom, because Cherry Blossom failed to pay its employees their wages earned when they processed the cherries.

Crossroads moved for summary disposition on April 12, 2010, based on the Uniform Commercial Code argument it raised at the March 24, 2010, mediation. Sensient opposed the motion and argued that Sensient was entitled to summary disposition, not Crossroads. At a hearing on the motion, the court ruled in Sensient’s favor, dismissing all of Crossroads’ claims against Sensient.

Three claims remain. First, Sensient seeks reimbursement from Crossroads in connection with its DOL hot goods issue described above. Second, Sensient seeks reimbursement from Crossroads for certain returned goods. Third, ownership of the 2006 cherry inventory is undecided. The court accepted the parties’ stipulation that these three issues could be resolved on briefs and set a schedule accordingly.

On May 27, 2010, Cherry Blossom filed a bankruptcy petition in U.S. Bankruptcy Court for the Western District of Michigan. Such filing triggered an automatic stay of all litigation pending against Cherry Blossom, including the instant case. The state court determined that the automatic stay in Cherry Blossom’s bankruptcy case did not prevent the court from signing the order granting Sensient summary judgment disposing of Crossroads’ claims. The court also decided that the bankruptcy filing stayed indefinitely the remaining claims regarding possession of the cherries, hot goods, and returned goods.

The bankruptcy trustee has stipulated to lift the stay as to the issue of possession of the 2006 cherries. If the bankruptcy court approves the stipulation that claim may proceed. It is unclear whether the claims that concern hot goods and returned goods will also proceed if the stay is lifted.

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

SENSIENT TECHNOLOGIES CORPORATION
Date: August 6, 2010	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: August 6, 2010	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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