Form 10-Q
period 2010-09-30
SENSIENT TECHNOLOGIES CORP
filed 2010-11-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010

Common Stock, par value $0.10 per share	49,694,279

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue	$340,868	$303,179	$988,913	$889,962

Cost of products sold	234,592	210,103	682,730	615,666

Selling and administrative expenses	58,516	54,104	172,622	153,683

Operating income	47,760	38,972	133,561	120,613

Interest expense	5,224	5,483	15,490	18,379

Earnings before income taxes	42,536	33,489	118,071	102,234

Income taxes	13,319	10,660	36,702	31,979

Net earnings	$29,217	$22,829	$81,369	$70,255

Average number of common shares outstanding:
Basic	49,277	48,447	49,051	48,299

Diluted	49,565	48,750	49,352	48,553

Earnings per common share:
Basic	$.59	$.47	$1.66	$1.45

Diluted	$.59	$.47	$1.65	$1.45

Dividends per common share	$.20	$.19	$.59	$.57

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,406	$12,219
Trade accounts receivable, net	229,183	200,186
Inventories	393,362	390,011
Prepaid expenses and other current assets	43,390	55,693

TOTAL CURRENT ASSETS	678,341	658,109

OTHER ASSETS	34,990	38,349

INTANGIBLE ASSETS, NET	13,302	13,621

GOODWILL	446,951	455,995

PROPERTY, PLANT AND EQUIPMENT:
Land	49,087	49,429
Buildings	289,732	293,200
Machinery and equipment	634,218	630,420
Construction in progress	33,052	20,211

	1,006,089	993,260
Less accumulated depreciation	(587,255)	(567,643)

	418,834	425,617

TOTAL ASSETS	$1,592,418	$1,591,691

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$98,736	$88,915
Accrued salaries, wages and withholdings from employees	25,770	22,568
Other accrued expenses	54,167	64,789
Income taxes	7,748	692
Short-term borrowings	26,651	39,181

TOTAL CURRENT LIABILITIES	213,072	216,145

OTHER LIABILITIES	27,054	27,203

ACCRUED EMPLOYEE AND RETIREE BENEFITS	53,308	50,796

LONG-TERM DEBT	333,625	388,852

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	89,482	85,504
Earnings reinvested in the business	975,260	922,963
Treasury stock, at cost	(92,327)	(103,878)
Accumulated other comprehensive loss	(12,452)	(1,290)

TOTAL SHAREHOLDERS’ EQUITY	965,359	908,695

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,592,418	$1,591,691

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009
Net cash provided by operating activities	$110,545	$98,583

Cash flows from investing activities:
Acquisition of property, plant and equipment	(33,024)	(30,933)
Proceeds from sale of assets	88	4
Other investing activities	408	(615)

Net cash used in investing activities	(32,528)	(31,544)

Cash flows from financing activities:
Proceeds from additional borrowings	128,671	216,608
Debt payments	(190,574)	(256,991)
Dividends paid	(29,072)	(27,743)
Proceeds from options exercised and other equity transactions	13,414	8,452

Net cash used in financing activities	(77,561)	(59,674)

Effect of exchange rate changes on cash and cash equivalents	(269)	(4,785)

Net increase in cash and cash equivalents	187	2,580
Cash and cash equivalents at beginning of period	12,219	8,498

Cash and cash equivalents at end of period	$12,406	$11,078

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies
In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2010 and December 31, 2009, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal bonds. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) at September 30, 2010 and December 31, 2009, was an asset of $0.1 million and a liability of $0.3 million, respectively. The fair value of the investments based on September 30, 2010 and December 31, 2009, market quotes (Level 1 inputs) was an asset of $13.7 million and $13.5 million, respectively.
The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of September 30, 2010. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at September 30, 2010 was $333.6 million. The fair value of the long-term debt at September 30, 2010 was $346.4 million.
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

4.	Segment Information
Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended September 30, 2010:
Revenue from external customers	$201,571	$109,331	$29,966	$340,868
Intersegment revenue	5,633	3,919	1,007	10,559

Total revenue	$207,204	$113,250	$30,973	$351,427

Operating income (loss)	$32,150	$20,036	$(4,426)	$47,760
Interest expense	—	—	5,224	5,224

Earnings (loss) before income taxes	$32,150	$20,036	$(9,650)	$42,536

Three months ended September 30, 2009:
Revenue from external customers	$189,996	$90,261	$22,922	$303,179
Intersegment revenue	4,809	3,899	369	9,077

Total revenue	$194,805	$94,160	$23,291	$312,256

Operating income (loss)	$30,678	$14,573	$(6,279)	$38,972
Interest expense	—	—	5,483	5,483

Earnings (loss) before income taxes	$30,678	$14,573	$(11,762)	$33,489

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Nine months ended September 30, 2010:
Revenue from external customers	$586,529	$321,769	$80,615	$988,913
Intersegment revenue	16,424	12,416	1,730	30,570

Total revenue	$602,953	$334,185	$82,345	$1,019,483

Operating income (loss)	$92,557	$59,024	$(18,020)	$133,561
Interest expense	—	—	15,490	15,490

Earnings (loss) before income taxes	$92,557	$59,024	$(33,510)	$118,071

Nine months ended September 30, 2009:
Revenue from external customers	$564,383	$263,243	$62,336	$889,962
Intersegment revenue	12,525	11,731	843	25,099

Total revenue	$576,908	$274,974	$63,179	$915,061

Operating income (loss)	$94,884	$43,305	$(17,576)	$120,613
Interest expense	—	—	18,379	18,379

Earnings (loss) before income taxes	$94,884	$43,305	$(35,955)	$102,234

5.	Inventories
At September 30, 2010 and December 31, 2009, inventories included finished and in-process products totaling $270.4 million and $275.5 million, respectively, and raw materials and supplies of $123.0 million and $114.5 million, respectively.

6.	Retirement Plans
The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Service cost	$473	$321	$1,417	$936
Interest cost	720	860	2,147	2,330
Expected return on plan assets	(332)	(353)	(986)	(875)
Amortization of prior service cost	753	457	2,259	1,368
Amortization of actuarial loss	118	66	354	168

Defined benefit expense	$1,732	$1,351	$5,191	$3,927

During the three and nine months ended September 30, 2010, the Company made contributions to its defined benefit pension plans of $1.0 million and $2.9 million, respectively. Total contributions to Company defined benefit pension plans are expected to be $3.9 million in 2010.
7.	Comprehensive Income
Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net earnings	$29,217	$22,829	$81,369	$70,255

Currency translation adjustments	61,110	17,590	(11,441)	37,274

Net unrealized gain (loss) on cash flow hedges	390	(178)	279	(118)

Net comprehensive income	$90,717	$40,241	$70,207	$107,411

8.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net earnings	$81,369	$70,255
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	32,774	31,458
Share-based compensation	1,557	1,087
Loss on assets	1,037	1,596
Deferred income taxes	5,848	1,847
Changes in operating assets and liabilities	(12,040)	(7,660)

Net cash provided by operating activities	$110,545	$98,583

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
Forward contracts designated as cash flow hedges — The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $11.6 million and $6.3 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2010 and December 31, 2009, respectively. The fair values of these forward exchange contracts at September 30, 2010 and December 31, 2009, were an asset of $0.1 million and a liability of $0.1 million, respectively, classified in Other Assets and Other Liabilities in the Company’s Consolidated Balance Sheets. The gains or losses on these instruments are deferred in accumulated other comprehensive income (“OCI”) until the underlying transaction is recognized in net earnings. As of September 30, 2010 and December 31, 2009, a gain of $0.1 million and a loss of $0.2 million were deferred in OCI in the Company’s Consolidated Balance Sheets, respectively. For the quarters ended September 30, 2010 and 2009, losses of $0.1 million and $0.02 million, respectively, were reclassified into earnings in the Company’s Consolidated Statement of Earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. For the nine months ended September 30, 2010 and 2009, gains of $0.1 million and $1.2 million, respectively, were reclassified into earnings in the Company’s Consolidated Statement of Earnings which offset the earnings impact of the related non-functional asset or liability that was hedged in each of the same periods. Over the next twelve months, the Company expects to reclassify a gain of $0.1 million from OCI into net earnings.

Forward contracts not designated as cash flow hedges - The Company also utilizes forward exchange contracts that are not designated as cash flow hedges under ASC 815. These contracts are marked-to-market in net earnings immediately, at the same time as the non-functional asset or liability is marked-to-market in net earnings. The results of these transactions are not material to the financial statements.

Net investment hedges — The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of September 30, 2010 and December 31, 2009, the total value of the Company’s Euro and Swiss Franc debt was $111.6 million and $141.7 million, respectively. For the three and nine month periods ended September 30, 2010, the impact of foreign exchange rates on these debt instruments have increased the debt by $11 million and decreased the debt by $6.3 million, respectively, and these amounts have been recorded as foreign currency translation in OCI.

10.	Income Taxes
The effective income tax rates for the quarters ended September 30, 2010 and 2009 were 31.3% and 31.8%, respectively. For the nine months ended September 30, 2010 and 2009, the effective income tax rates were 31.1% and 31.3%, respectively. The effective tax rates in both 2010 and 2009 were reduced by changes in estimates associated with the finalization of prior year foreign tax items.
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
Since December 31, 2009, the Company has made payments and received all insurance reimbursements related to the Superfund and Pleasant Gardens claims discussed above. As of September 30, 2010, total liabilities related to these and other environmental matters are estimated to be between $1.1 million and $2.2 million. As of September 30, 2010, the Company has an accrual of $2.0 million related to environmental matters. This accrual represents management’s best estimate of these liabilities; however, the actual amounts may be different than the levels reserved or estimated, in which case the Company would need to recognize the difference in earnings in later periods. There can be no assurance that additional environmental matters will not arise in the future.
Commercial Litigation
Cherry Blossom Litigation
In June 2009, Sensient sued one of its product vendors, Cherry Blossom LLC (“Cherry Blossom”), a supplier of processed cherry products in Michigan, when Cherry Blossom prepared to close its facility and refused to return to Sensient raw cherries to which Sensient held title. Sensient sued for conversion, breach of contract, possession of the cherries, and money damages of approximately $0.5 million. Cherry Blossom and its lender opposed the claim.
Cherry Blossom counter-claimed against Sensient, primarily relating to ownership of certain cherry processing formulas. Sensient sold Cherry Blossom certain materials containing formulas used in the processing of cherries. Cherry Blossom claims it has an exclusive right to use Sensient’s formulas. On June 22, 2009,

Cherry Blossom moved for an injunction to prohibit Sensient from using its cherry processing formulas. The Court denied that motion.
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
In addition, Sensient asserted indemnification claims against Crossroads related to a US Department of Labor “hot goods” issue. The US Department of Labor prohibited Sensient from selling in interstate commerce cherries made by Cherry Blossom’s employees and for which Sensient had paid Cherry Blossom because Cherry Blossom failed to pay its employees their wages earned when they processed the cherries.
Crossroads moved for summary disposition on April 12, 2010, based on the Uniform Commercial Code argument it raised at mediation on March 24, 2010. Sensient opposed the motion and argued that Sensient was entitled to summary disposition, not Crossroads. At a hearing on the motion, the Court ruled in Sensient’s favor, dismissing all of Crossroads’ claims against Sensient.
On May 27, 2010, Cherry Blossom filed a bankruptcy petition in U.S. Bankruptcy Court for the Western District of Michigan. Such filing triggered an automatic stay of all litigation pending against Cherry Blossom, including the instant case. The state Court determined that the automatic stay in Cherry Blossom’s bankruptcy case did not prevent it from signing the order granting Sensient summary judgment disposing of Crossroads’ claims in Sensient’s favor. The Court also decided that the bankruptcy filing stayed indefinitely the remaining claims regarding possession of the cherries, hot goods, and returned goods.
The bankruptcy trustee stipulated to lift the stay as to the issue of possession of the 2006 cherries, and on September 7, 2010, the Michigan state Court lifted the administrative stay over the three remaining issues: (1) Sensient’s claim for reimbursement from Crossroads in connection with the U.S. Department of Labor hot goods issue described above; (2) Sensient’s claim for reimbursement from Crossroads for certain returned goods; and (3) ownership of the 2006 cherry inventory. The Court accepted the parties’ stipulation that these three issues could be resolved on briefs and set a schedule accordingly. The Court ordered the parties to file simultaneously opening briefs on October 1, 2010, and file simultaneously reply briefs on October 8, 2010. The Court has scheduled a hearing for December 6, 2010 for oral argument on these remaining issues. Following oral argument, the Court will decide whether it needs to conduct an evidentiary hearing to resolve any remaining factual disputes or if the remaining three issues can be resolved based upon the submitted briefs and oral argument.
On October 1, 2010, Cherry Blossom moved the Court to approve its sale of the unfinished cherry inventory and finished cherry product to Northpoint LLC. Crossroads and Sensient opposed Cherry Blossom’s motion for two reasons. First, Cherry Blossom had no interest in the inventory and product. Second, Crossroads had already entered into an agreement to sell the inventory and product to Leelanau Fruit Company. The proceeds of the sale to Leelanau will be deposited with the Court and then paid to either Crossroads or Sensient following the Court’s determination as to who has a superior interest in the subject inventory and product. Crossroads, in turn, moved the Court for an order allowing Crossroads and Leelanau to inspect the inventory and product so that the sale to Leelanau may proceed. The Court heard Cherry Blossom’s and Crossroad’s competing motions on November 1, 2010. The Court denied Cherry Blossom’s motion and granted Crossroad’s motion. The unfinished cherry inventory and finished cherry product is now scheduled to be sold to Leelanau.

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.
On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC (“SDF”) in Greenfield, California filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation (“Sensient”) and SDF and a response to the complaint was filed on October 1. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October, 2009, SDF was processing onions that allegedly caused an “onion taint” in the grapes and wine produced from the plaintiffs’ vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF’s effort to modify the Greenfield facility’s use permit to specifically include the processing of onions was blocked by local vineyard owners, and SDF has since closed its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.
This lawsuit follows an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the “Lohr lawsuit”) brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December, 2009, with an agreement that included SDF’s abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr’s substantial damage claims. The S.A.M. plaintiffs have essentially copied, and seek to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs will not, however, be receiving any assistance from Lohr. Sensient and SDF believe the S.A.M. plaintiffs’ claims are without merit and intend to pursue a vigorous defense. No trial date has been set yet in this case.
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

OVERVIEW

Revenue for the third quarter of 2010 was $340.9 million, an increase of 12.4% from $303.2 million recorded in the prior year’s third quarter. For the nine months ended September 30, 2010, revenue was $988.9 million, an increase of 11.1% from $890.0 million reported in the prior year’s period. The impact of foreign exchange rates decreased consolidated revenue by 1.5% in the quarter ended September 30, 2010, and increased revenue by 1.2% in the nine-month period. Revenue for the Flavors & Fragrances segment increased 6.4% and 4.5% for the three and nine months ended September 30, 2010, respectively, from the comparable periods last year. Color segment revenue increased 20.3% and 21.5% for the quarter and nine months ended September 30, 2010, respectively, from the comparable periods last year. Corporate and Other revenue increased 33.0% and 30.3% for the three and nine months ended September 30, 2010, respectively, from the comparable periods last year. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 50 basis points to 31.2% for the quarter ended September 30, 2010, from 30.7% for the same period in 2009. Gross profit margin was increased by higher selling prices in certain products that more than offset higher raw material costs for those products. Gross profit margin also benefited from favorable product mix. For the nine months ended September 30, 2010, the gross profit margin increased 20 basis points to 31.0% from 30.8% in the comparable period in 2009. The increase was primarily driven by favorable product mix and the impact of higher volumes partially offset by lower selling prices in advance of lower raw material costs for certain dehydrated flavors.

Selling and administrative expenses as a percent of revenue were 17.2% and 17.8% in the quarters ended September 30, 2010 and 2009, respectively. The decrease was primarily due to insurance proceeds received in the quarter related to the prior year environmental litigation and the impact of higher revenue in the current quarter. For the nine months ended September 30, 2010 and 2009, selling and administrative expenses as a percent of revenue were 17.5% and 17.3%, respectively. Higher employee costs, including increases in sales and technical staff, combined with higher performance based compensation, were the primary drivers of the increase, partially reduced by the insurance proceeds mentioned above.

Third quarter operating income increased 22.5% to $47.8 million from $39.0 million reported in the prior year quarter. Operating income increased 10.7% to $133.6 million for the nine months ended September 30, 2010, from $120.6 million in the comparable period of 2009. The impact of foreign exchange rates decreased operating income by 0.8% in the quarter ended September 30, 2010, and increased operating income by 1.8% for the first nine months of 2010. Insurance proceeds related to the prior year environmental litigation received in the current quarter increased operating profit by 3.7% and 1.2%, respectively, for the quarter and nine months ended September 30, 2010. The change in operating income was due to the revenue, gross profit margin and expense changes discussed above. Additional information can be found in the Segment Information section.

Interest expense for the third quarter of 2010 decreased 4.7% to $5.2 million from $5.5 million in the prior year’s quarter. Interest expense was $15.5 million and $18.4 million for the nine months ended September 30, 2010 and 2009, respectively. Average debt balances outstanding were lower in both the quarter and nine month period. In the third quarter of 2010, interest rates were slightly higher than the comparable period last year and for the nine months ended September 30, 2010, were comparable with the prior year period.

The effective income tax rates were 31.3% and 31.8% for the quarters ended September 30, 2010 and 2009, respectively. The effective income tax rates were 31.1% and 31.3% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rates in both 2010 and 2009 were reduced by changes in estimates associated with the finalization of prior year foreign tax items. The Company expects the effective tax rate for the remainder of 2010 to be 33.0%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances —

Revenue for the Flavors & Fragrances segment in the third quarter of 2010 was $207.2 million, an increase of 6.4% from $194.8 million reported in last year’s third quarter. The increase was primarily due to higher revenue in North America ($12.2 million) and Europe ($4.4 million). These items were partially offset by the unfavorable impact of foreign exchange rates ($4.1 million). The increased revenue in North America was primarily related to higher volumes partially reduced by lower selling prices. The lower selling prices were primarily due to downward selling price adjustments for dehydrated flavors due to lower raw material costs. The higher revenue in Europe was primarily due to the impact of higher volumes and increased selling prices.

For the quarter ended September 30, 2010, operating income increased 4.8% to $32.2 million from $30.7 million in the comparable quarter in 2009. The increase was primarily attributable to Latin America ($0.8 million), North America ($0.4 million) and Europe ($0.4 million). The higher profit in Latin America was primarily due to lower raw material costs and improved selling prices. The increased profit in North America was primarily related to higher volume. The increased profit in Europe was primarily due to higher selling prices. Operating income as a percent of revenue was 15.5% and 15.7% for the third quarters of 2010 and 2009, respectively.

For the nine months ended September 30, 2010, revenue for the Flavors & Fragrances segment was up 4.5% to $603.0 million from $576.9 million in the prior year period. The increase in revenue was primarily due to higher revenue in Europe ($12.3 million) and North America ($9.7 million) and the favorable impact of exchange rates ($3.9 million). The increased revenue in North America was primarily due to higher volumes partially offset by lower selling prices. The lower selling prices were primarily due to downward selling price adjustments for dehydrated flavors due to lower raw material costs. The higher revenue in Europe was primarily due to increased volumes and selling prices.

Operating income was $92.6 million and $94.9 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in operating income was primarily related to lower profit in North America ($6.3 million) partially offset by higher profit in Europe ($1.5 million) and Latin America ($0.9 million). The favorable impact of exchange rates increased operating profit by $1.6 million. The decrease in North America was primarily due to the lower selling prices in advance of lower raw material costs partially offset by the impact of higher volume. The higher profit in Europe was primarily due to increased volumes and selling prices combined with lower raw material costs. The higher profit in Latin America was primarily due to higher selling prices and lower raw material costs.

Color —

Revenue for the Color segment in the third quarter of 2010 increased 20.3% to $113.3 million from $94.2 million reported in the prior year’s third quarter. The increase in revenue was primarily due to higher sales of food and beverage colors ($12.3 million) and non-food colors ($9.0 million) partially reduced by the unfavorable impact of exchange rates ($2.2 million). The higher sales of food and beverage colors were primarily due to higher volumes and an increase in selling prices. The higher sales of non-food colors were primarily due to increased volumes.

Operating income for the quarter ended September 30, 2010, was $20.0 million, an increase of 37.5% from the $14.6 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of food and beverage colors ($3.1 million) and non-food colors ($2.8 million) partially reduced by the unfavorable impact of exchange rates ($0.5 million). The higher profits on sales of food and beverage colors and non-food colors were primarily driven by the increased revenue discussed above. The higher selling prices of food and beverage colors more than offset the increase in raw material costs in certain of its products. Operating income as a percent of revenue increased 220 basis points to 17.7% from 15.5% in the prior year’s quarter.

The Color Group revenue increased 21.5% to $334.2 million for the nine months ended September 30, 2010, from $275.0 million in the comparable period of 2009. The increase was due to higher sales of food and beverage colors ($31.0 million) and non-food colors ($26.5 million) combined with the favorable impact of foreign exchange rates ($1.6 million). The increase in sales of food and beverage colors was due to both higher volumes and selling prices. The higher sales of non-food colors were primarily due to increased volumes.

Operating income was $59.0 million for the first nine months of 2010, an increase of 36.3% from $43.3 million reported for the first nine months of 2009. The increase was due to the higher profit on sales of food and beverage colors ($10.2 million) and higher profit in non-food colors ($5.5 million). The higher profits on sales of food and beverage colors and non-food colors were primarily due to the higher revenue discussed above. Operating income as a percent of revenue was 17.7%, an increase of 200 basis points from 15.7% in the prior year’s first nine months.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 27.2% as of September 30, 2010, from 32.0% as of December 31, 2009. The improvement was due to lower outstanding debt balances and higher equity.

Net cash provided by operating activities was $110.5 million for the nine months ended September 30, 2010, compared to $98.6 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to higher earnings in the first nine months of 2010 compared to the same period in 2009.

Net cash used in investing activities was $32.5 million and $31.5 million for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures were $33.0 million and $30.9 million for the year-to-date periods ended September 30, 2010 and 2009, respectively.

Net cash used in financing activities was $77.6 million in the first nine months of 2010 and $59.7 million in the comparable period of 2009, primarily related to higher net repayments on debt in the first nine months of 2010 due to the higher cash provided by operating activities. In the first nine months of 2010, net repayments on debt were $61.9 million compared to $40.4 million for the first nine months of 2009. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $29.1 million and $27.7 million were paid during the nine months ended September 30, 2010 and 2009, respectively, reflecting the Company’s higher dividend of $0.59 per share in the first nine months of 2010 compared to $0.57 per share in the same period in 2009. In the first nine months of 2010 and 2009, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.

The Company’s financial position remains strong. The Company issued $110 million of notes on May 3, 2010. The proceeds from the new debt agreement have been used to refinance existing debt and for general corporate purposes. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders. The Company is in compliance with all of its loan covenants as of September 30, 2010.

The Company completed its annual goodwill impairment test under ASC 350, Intangibles — Goodwill and Other, in the third quarter of 2010. In conducting its annual test for impairment, the Company estimates the fair value for each of its reporting units and compares each of these values to the net book value of each reporting unit. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company has three reporting units that were tested for impairment. The Flavors and Fragrances reporting unit and the Asia Pacific reporting unit have fair values that were over 100% above their respective net book values. The Color reporting unit has a fair value that is over 30% above its net book value.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2010. For additional information about contractual obligations, refer to pages 23 and 24 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2010. For additional information about critical accounting policies, refer to pages 21 and 22 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2010. For additional information about market risk, refer to pages 22 and 23 of the Company’s 2009 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2010, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; and the matters discussed above under Item 2 including the critical accounting policies referenced therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Prior to arguing the summary judgment motion and to scheduling the depositions of the current and former EPA officials, the United States and Sensient Colors agreed to meet with each other, with the parties involved in the Pleasant Gardens dispute described below and with interested insurers to determine if a resolution short of trial was possible. The parties met and ultimately agreed to a settlement in principle to resolve the matter by specified payments among the parties and their insurers. As a result of the proposed settlements, Sensient’s results for the quarter and year ended December 31, 2009 included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. In July 2010, the U.S. District Court in New Jersey approved the consent decree with the United States. Sensient Colors and the third-party defendants settled the third-party claims, which were then dismissed by the Court pursuant to Consent Orders. On August 4, 2010, the Court closed the case.

Pleasant Gardens Realty Corp. v. H. Kohnstamm & Co., et al.

The owner of Pleasant Gardens (“Property”), an apartment complex adjacent to the General Color Superfund Site, filed a complaint in New Jersey state court in November 2003 against H. Kohnstamm & Co. (now Sensient Colors), the Company, General Color Company, and unknown defendants. Plaintiff sought to hold defendants liable, in an unspecified amount, for damages related to the alleged contamination of the Property. Plaintiff voluntarily dismissed the Company without prejudice. Sensient Colors filed an answer denying liability and asserting affirmative defenses. In November 2006, the Camden Redevelopment Agency (“Agency”) filed condemnation litigation against plaintiff (and other purported interested parties) to take the Property. Sensient Colors was not a party to the condemnation litigation. In advance of its filing, the Agency notified plaintiff that its appraiser had assessed the fair market value of the Property at $7.7 million and that its environmental consultant had estimated the costs for environmental cleanup, purportedly to meet requirements of the New Jersey Department of Environmental Protection (“DEP”), at $7.5 million. That amount was held in escrow pending the outcome of the lawsuit. Sensient Colors and plaintiff pursued a reduction in the scope and cost of the Agency’s proposed environmental cleanup in meetings with the DEP, the Agency and another party involved in the condemnation, the New Jersey Schools Construction Corporation (“NJSCC”). In March 2007, plaintiff filed an amended complaint naming the Agency, the NJSCC and the DEP as additional defendants in furtherance of this effort. In April 2007, Sensient Colors filed its answer to the amended complaint, including cross claims against these newly added parties. The Agency, the DEP and the New Jersey Schools Development Authority (“NJSDA”) (which replaced the NJSCC as a state agency effective August 7, 2007) each filed answers, cross-claims and counter-claims; Sensient Colors has responded to all three cross-claims. Document discovery was completed in July 2008, and expert and rebuttal expert reports were exchanged.

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

As described above, Sensient Colors met with the parties to the Pleasant Gardens litigation, to the Superfund claims described above and their respective insurers, and they ultimately agreed to a settlement to resolve the matter by specified payments among the parties and their insurers. As a result of the settlements, Sensient’s results for the quarter and year ended December 31, 2009, included pre-tax charges for estimated settlement liabilities and related legal costs, net of insurance reimbursements, of approximately $11.3 million. The settlement of the Pleasant Gardens litigation was memorialized in a consent decree that was approved by the Superior Court of New Jersey after an opportunity for public comment. The Agency and the NJSDA have been remediating the Property with reimbursement from the funds held by the Court in escrow. Should the remediation cost less than the escrowed amount, the balance of the escrow should be paid to Sensient Colors.

Commercial Litigation

Cherry Blossom Litigation

In June 2009, Sensient sued one of its product vendors, Cherry Blossom LLC (“Cherry Blossom”), a supplier of processed cherry products in Michigan, when Cherry Blossom prepared to close its facility and refused to return to Sensient raw cherries to which Sensient held title. Sensient sued for conversion, breach of contract, possession of the cherries, and money damages of approximately $0.5 million. Cherry Blossom and its lender opposed the claim.

Cherry Blossom counter-claimed against Sensient, primarily relating to ownership of certain cherry processing formulas. Sensient sold Cherry Blossom certain materials containing formulas used in the processing of cherries. Cherry Blossom claims it has an exclusive right to use Sensient’s formulas. On June 22, 2009, Cherry Blossom moved for an injunction to prohibit Sensient from using its cherry processing formulas. The court denied that motion.

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

In addition, Sensient asserted indemnification claims against Crossroads related to a US Department of Labor “hot goods” issue. The US Department of Labor prohibited Sensient from selling in interstate commerce cherries made by Cherry Blossom’s employees and for which Sensient had paid Cherry Blossom because Cherry Blossom failed to pay its employees their wages earned when they processed the cherries.

Crossroads moved for summary disposition on April 12, 2010, based on the Uniform Commercial Code argument it raised at mediation on March 24, 2010. Sensient opposed the motion and argued that Sensient was entitled to summary disposition, not Crossroads. At a hearing on the motion, the court ruled in Sensient’s favor, dismissing all of Crossroads’ claims against Sensient.

On May 27, 2010, Cherry Blossom filed a bankruptcy petition in U.S. Bankruptcy Court for the Western District of Michigan. Such filing triggered an automatic stay of all litigation pending against Cherry Blossom, including the instant case. The state court determined that the automatic stay in Cherry Blossom’s bankruptcy case did not prevent it from signing the order granting Sensient summary judgment disposing of Crossroads’ claims in

Sensient’s favor. The Court also decided that the bankruptcy filing stayed indefinitely the remaining claims regarding possession of the cherries, hot goods, and returned goods.

The bankruptcy trustee stipulated to lift the stay as to the issue of possession of the 2006 cherries, and on September 7, 2010, the Michigan state Court lifted the administrative stay over the three remaining issues: (1) Sensient’s claim for reimbursement from Crossroads in connection with the U.S. Department of Labor hot goods issue described above; (2) Sensient’s claim for reimbursement from Crossroads for certain returned goods; and (3) ownership of the 2006 cherry inventory. The Court accepted the parties’ stipulation that these three issues could be resolved on briefs and set a schedule accordingly. The Court ordered the parties to file simultaneously opening briefs on October 1, 2010, and file simultaneously reply briefs on October 8, 2010. The Court has scheduled a hearing for December 6, 2010 for oral argument on these remaining issues. Following oral argument, the Court will decide whether it needs to conduct an evidentiary hearing to resolve any remaining factual disputes or if the remaining three issues can be resolved based upon the submitted briefs and oral argument.

On October 1, 2010, Cherry Blossom moved the Court to approve its sale of the unfinished cherry inventory and finished cherry product to Northpoint LLC. Crossroads and Sensient opposed Cherry Blossom’s motion for two reasons. First, Cherry Blossom had no interest in the inventory and product. Second, Crossroads had already entered into an agreement to sell the inventory and product to Leelanau Fruit Company. The proceeds of the sale to Leelanau will be deposited with the Court and then paid to either Crossroads or Sensient following the Court’s determination as to who has a superior interest in the subject inventory and product. Crossroads, in turn, moved the Court for an order allowing Crossroads and Leelanau to inspect the inventory and product so that the sale to Leelanau may proceed. The Court heard Cherry Blossom’s and Crossroad’s competing motions on November 1, 2010. The Court denied Cherry Blossom’s motion and granted Crossroad’s motion. The unfinished cherry inventory and finished cherry product is now scheduled to be sold to Leelanau.

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.

On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC (“SDF”) in Greenfield, California filed a lawsuit in California state Court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation (“Sensient”) and SDF and a response to the complaint was filed on October 1. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October, 2009, SDF was processing onions that allegedly caused an “onion taint” in the grapes and wine produced from the plaintiffs’ vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF’s effort to modify the Greenfield facility’s use permit to specifically include the processing of onions was blocked by local vineyard owners, and SDF has since closed its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

This lawsuit follows an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the “Lohr lawsuit”) brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December, 2009, with an agreement that included SDF’s abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr’s substantial damage claims. The S.A.M. plaintiffs have essentially copied, and seek to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs will not, however, be receiving any assistance from Lohr. Sensient and SDF believe the S.A.M. plaintiffs’ claims are without merit and intend to pursue a vigorous defense. No trial date has been set yet in this case.

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

SENSIENT TECHNOLOGIES CORPORATION
Date: November 5, 2010	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: November 5, 2010	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Incorporated by Reference
Exhibit	Description	From	Filed Herewith

10.1	Separation Agreement with Former Officer		X

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X