Form 10-K
period 2010-12-31
SENSIENT TECHNOLOGIES CORP
filed 2011-02-25
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7626
Sensient Technologies Corporation

WISCONSIN	39-0561070
(State of Incorporation)	(IRS Employer Identification Number)
777 EAST WISCONSIN AVENUE
MILWAUKEE, WISCONSIN 53202-5304
(414) 271-6755
(Address of Principal Executive Offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE
Common Stock, $0.10 par value	ON WHICH REGISTERED
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
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2010, was $1,274,371,545. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.
There were 49,976,896 shares of Common Stock outstanding as of February 17, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2011 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2010 INDEX
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies incorporated by reference from pages 23-24 of the Company’s 2010 Annual Report to Shareholders. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
The Company can also be reached at its website at www.sensient.com. The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this annual report. The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Standards of Conduct for International Employees, Code of Ethics for Senior Financial Officers, and Corporate Governance Guidelines are also available on the Company’s website, and are available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, the Standards of Conduct, the Code of Ethics or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.
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
The Company’s operations, except for the Asia Pacific and China Groups, are managed on a products-and-services basis. The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group. The Asia Pacific and the China Groups are included in the “Corporate & Other” category, along with the

Company’s corporate expenses. Financial information regarding the Company’s two reportable segments and the operations included within Corporate & Other is incorporated by reference to the information set forth on pages 41 through 43 of the Company’s 2010 Annual Report to Shareholders under the heading “Segment and Geographic Information.”
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
The Color Group operates principally through the Company’s subsidiary Sensient Colors LLC, which has its principal manufacturing plants in Missouri, California, New Jersey, Canada, Mexico, France, Germany, Hungary, Italy, Switzerland and the United Kingdom.

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
Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Australia. Manufacturing operations are located in Australia, Japan, New Zealand and the Philippines. The Asia Pacific Group maintains offices for research and development, as well as sales, in Indonesia, India, Korea, Singapore and Thailand.
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
The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. We employed 589 people in research and development, quality assurance, quality control and lab technician positions as of December 31, 2010.
Expenditures for research and development related to continuing operations in calendar year 2010 were $30.6 million, compared with $29.3 million in the year ended December 31, 2009, and $28.3 million in the year ended December 31, 2008. As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Spain, Italy, Mexico, Belgium, Germany, the United Kingdom, Canada, the Netherlands and France, and Color Group plants in the United States, Mexico and the United Kingdom. The Flavors & Fragrances Group plant in Spain has also received additional certification through the ISO 14001 and 18001 quality standards.
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
•	Flavors and Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors in other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

•	Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of inkjet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against a number of large and small suppliers of inkjet inks.

•	Asia Pacific and China. Because of the broad array of products available to customers of the Asia Pacific Group and the China Group, the Company believes that it is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.
Foreign Operations
The information appearing under the heading “Geographic Information” in Note 8 to the Consolidated Financial Statements of the Company, which appears on page 43 of the 2010 Annual Report to Shareholders, is incorporated herein by reference.
Patents, Formulae and Trademarks
The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.
Employees
As of December 31, 2010, the Company employed 3,618 persons worldwide.
Regulation
Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report except for those settlement amounts set forth in Item 3 of this Report under Environmental Matters. Current compliance is not expected to have a material adverse effect in the next two years except for those settlement amounts set forth in Item 3 of this Report under Environmental Matters. The production, packaging, labeling and distribution of certain of the products of the Company in the U.S. are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food & Drug Administration. The Company is subject to similar regulations in many international markets.
Item 1A.  Risk Factors.
As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this Report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 19 through 26 of the 2010 Annual Report to Shareholders and “Forward Looking Statements” on page 26 of the 2010 Annual Report to Shareholders, the following factors should be considered:
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
We sell flavors, fragrances and colors which are used in foods, beverages, pharmaceuticals, cosmetics, and other items for human consumption or contact. These products involve risks such as product contamination or spoilage, product tampering and other adulteration. We may be subject to liability if the consumption or use of our flavors, fragrances and colors, or products which incorporate ingredients we manufacture, cause injury, illness or death. In addition, we or our customers may need to recall products in the event of contamination or damage.
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
• If we do not maintain an efficient cost structure, our profitability could decrease.
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
We use many different commodities as raw ingredients. We also use petroleum-based raw materials and other raw materials whose production is energy intensive. In addition, various energy sources are used in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs. Commodity and energy price increases, including any increases that may result from regulation of greenhouse gases, will raise both our raw material costs and operating costs. We may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and related profitability.
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
Our facilities and products are subject to many laws and regulations relating to the processing, packaging, storage, distribution, quality and safety of food, drugs and other consumer products, inkjet inks and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency and other federal and state governmental agencies. We are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be costly and affect our operations. Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil remedies, fines and recalls of our products.
• Environmental compliance may be costly to us.
Our operations are subject to extensive and increasingly stringent laws and regulations which pertain to the discharge of materials into the environment (including greenhouse gases) and the handling and disposition of wastes. These rules operate or will operate at both the federal and state levels in the United States, and there are analogous laws at many of our overseas locations. We are currently involved in disputes relating to compliance with environmental laws. Settlements have been reached by the principals and their insurers in one of those disputes as described in Item 3 of this Report. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance and defense, interference with our operations or the ability to obtain required permits, civil and administrative penalties and negative publicity.
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
World events, such as the conflicts in Iraq and Afghanistan, and the situations in North Korea Iran and elsewhere in the Middle East, can adversely affect national, international and local economies. Economies can also be affected by natural disasters or by epidemics. Such events and conditions, as well as the current impairment of financial markets, high unemployment and constrained consumer spending, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties
The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES
California
Carlsbad*	Color	Sales and R&D/inkjet products and specialty inks
Greenfield**	Flavors & Fragrances
Livingston (2)	Flavors & Fragrances	Production and R&D/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors, group headquarters/flavors & fragrances

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D, sales/food, cosmetic, pharmaceutical and technical colors, group headquarters/colors

New Jersey
South Plainfield*	Color	Production, R&D and sales/cosmetic and pharmaceutical colors and ingredients

UNITED STATES (continued)
Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL
Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors, group headquarters/Asia Pacific

Austria
Vienna*	Flavors & Fragrances	Sales/flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production, R&D and sales/ingredients and flavors

Brazil
São Paulo*	Color	Production, R&D and sales/food colors and flavors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production, R&D and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors
Mississauga, Ontario*	Flavors & Fragrances	Sales/dehydrated flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	China	Sales/colors and flavors
Guangzhou*	China	Production, R&D and sales/flavors and food and pharmaceutical colors, group headquarters/China
Hong Kong	China	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	China	R&D and sales/colors and flavors

Costa Rica
San Jose*	Flavors & Fragrances	Production and sales/flavors

Czech Republic
Prague*	Color	Sales/food colors

Denmark
Ryslinge*	Flavors & Fragrances	Sales/flavors

INTERNATIONAL (continued)
Finland
Espoo	Flavors & Fragrances	Sales/flavors

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production, R&D and sales/flavor enhancers and extracts

Germany
Bremen (2)	Flavors & Fragrances	Production, R&D and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Production/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production, R&D and sales/natural colors

Japan
Hitachi	Asia Pacific	Production/flavors and colors
Tokyo*	Asia Pacific	R&D and sales/flavors and colors

Korea
Seoul*	Asia Pacific	Sales/flavors, colors and specialty chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden*	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

INTERNATIONAL (continued)
New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances, cosmetic ingredients and color blending

Poland
Warsaw*	Color	Sales/food colors
Warsaw*	Flavors	Sales/flavors

Romania
Bucharest*	Flavors	Sales/flavors
Morazia*	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors and flavors

South Africa
Johannesburg*	Color	Production, R&D and sales/food colors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/technical colors

Thailand
Bangkok*	Asia Pacific	R&D and sales/colors and flavors

Ukraine
Kiev*	Flavors & Fragrances	Sales/flavors

United Kingdom
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers
Kings Lynn *	Color	Production, R&D and sales/food colors and ink jet inks
Milton Keynes	Flavors & Fragrances	Production, R&D and sales/flavors and extracts

(  ) Indicates number of properties at the locations, if more than one.
*Indicates one leased property at the location.
**Production has ceased at indicated facility and property is to be sold.

Item 3.  Legal Proceedings
Environmental Matters
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
The bankruptcy trustee stipulated to lift the stay as to the issue of possession of the 2006 cherries, and on September 7, 2010, the Michigan state court lifted the administrative stay over the three remaining issues: (1) Sensient’s claim for reimbursement from Crossroads in connection with the U.S. Department of Labor hot goods issue described above; (2) Sensient’s claim for reimbursement from Crossroads for certain returned goods; and (3) ownership of the 2006 cherry inventory. The court accepted the parties’ stipulation that these three issues could be resolved on briefs and set a schedule accordingly. The Court ordered the parties to file simultaneously opening briefs on October 1, 2010, and file simultaneously reply briefs on October 8, 2010. The Court heard oral argument on these three issues on December 6, 2010. On January 10, 2011, the Court entered an order that Crossroads is entitled to the first lien position on the remaining cherry inventory and denying Sensient’s claims against Crossroads for reimbursement. Pursuant to the Court’s order of January 10, 2011, any proceeds from the sale of the remaining cherry inventory will be paid to the Court and then released to Crossroads. Sensient will appeal the Court’s decision regarding these three issues. Sensient also intends to move the Court to stay the enforcement of its January 10, 2011, order pending appeal.
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
This lawsuit follows an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the “Lohr lawsuit”) brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December, 2009, with an agreement that included SDF’s abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr’s substantial damage claims. The S.A.M. plaintiffs have essentially copied, and seek to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs will not, however, be receiving any assistance from Lohr. Sensient and SDF believe the S.A.M. plaintiffs’ claims are without merit and intend to pursue a vigorous defense. Trial has been set to commence on October 31, 2011, and the parties have been directed to attend a mandatory settlement conference on September 30, 2011.

Daito Kasei Kogyo Co. Ltd. vs. Sensient Cosmetic Technologies SAS
In 1992 Sensient Cosmetic Technologies SAS (“SCT”) and Daito Kasei Kogyo Co., Ltd. (“Daito”) entered into a distribution agreement pursuant to which SCT became the exclusive distributor in Europe of coloring agents and ingredients manufactured in Japan by Daito and, in turn, Daito became the exclusive distributor in Japan of certain products produced in France by SCT. By 2008, the sale of Daito products represented €4 million of SCT’s sales. In contrast, Daito’s sales of SCT’s products in Japan amounted to only €0.4 million in 2008. The agreement was entered into for an initial period to end on December 31, 1993 and was tacitly renewed for two-year periods through December 31, 2009, subject to a requirement of six months’ notice for termination.
On July 7, 2009, Daito notified SCT of its decision to terminate SCT’s distributorship in Europe, with effect as of February 10, 2010. SCT informed Daito that the notice of termination was insufficient in light of the lengthy commercial relationship between the parties. Daito eventually ostensibly agreed to extend the notice period but the commercial relationship did not function as it had in the past. On August 10, 2010, SCT filed a complaint before the Paris Commercial Court alleging that Daito wrongfully terminated its long-standing established commercial relationship with SCT, that SCT should have been given a notice period of thirty-six months in light of the twenty-year relationship between the parties and that Daito should pay damages to SCT of over €3.8 million.
On January 26, 2011, Daito filed a response in a hearing of the Court in which it denied any liability for SCT’s claims and asserted counter-claims of €1.5 million for unlawful termination of Daito’s distributorship in Japan, unlawful termination of an alleged “agency contract” in Japan and SCT’s cancellation of certain Daito orders in October, 2010.
The court has scheduled a hearing on March 23, 2011, at which SCT will file its response to Daito’s defenses and counter-claims.
The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.
Item 4.  Reserved

Executive Officers of the Registrant
The executive officers of the Company and their ages as of March 1, 2011, are as follows:

Name	Age	Position
Kenneth P. Manning	69	Chairman and Chief Executive Officer
John F. Collopy	41	Vice President and Treasurer
Christopher M. Daniels	37	Vice President, Human Resources
John L. Hammond	64	Senior Vice President, General Counsel and Secretary
Dr. Gordon E. Hering	54	Vice President, Marketing & Technology
Richard F. Hobbs	63	Senior Vice President and Chief Financial Officer
Jeffrey T. Makal	47	Vice President, Controller & Chief Accounting Officer
Richard J. Malin	44	Assistant Controller
Paul Manning	36	President, Color Group
James P. McCarthy	58	President, Flavor & Fragrances Group
Douglas S. Pepper	58	President and Chief Operating Officer
Stephen J. Rolfs	46	Vice President, Administration
Robert J. Wilkins	54	President, Asia Pacific Group
The Company has employed all of the individuals named above, in their current positions, for at least the past five years except as follows. Mr. Collopy has held his present office since October 2006, and previously served as Assistant Treasurer (February 2006 - October 2006), Director, Treasury Operations (2004-2006), and Manager,

Corporate Development (1999-2004). Mr. Daniels has held his present office since July 22, 2010, and previously served as Assistant Treasurer (October 2008 - July 2010), Director, Treasury Services (February 2006 - October 2008) and Manager, Treasury & Risk (April 2005 - February 2006). Mr. Hammond was Vice President before being named Senior Vice President in December 2008. Dr. Hering has held his current position since December 8, 2009, and previously served as appointed Vice President, Marketing & Technology (2007-2009). Mr. Hobbs was Vice President before being named Senior Vice President in December 2008. Mr. Makal has held his present office since July 22, 2010, and previously served as Vice President Taxation (December 2006 - July 2010) and Director Taxation (2000-2006). Mr. Malin has held his present office since April 2005 and previously served as Assistant Treasurer (2001-2005). Mr. Paul Manning has held his present office since July 22, 2010, and previously served as General Manager, Colors - North America (November 2009 - July 2010) and General Manager, Food Colors - North America (June 2009 - November 2009). Mr. McCarthy has held his present office since July 22, 2010, and previously served as appointed President Flavors & Fragrances Group (June 2009 - July 2010) and General Manager Dairy Systems (September 2008 - June 2009). Mr. Pepper has held his current position since July 22, 2010, and previously served as Vice President, Administration (February 2008 - July 2010), Vice President - Human Resources (September 2007 - January 2008), Chief Financial Officer - Color Group (2005-2007). Mr. Rolfs has held his present position since July 22, 2010, and previously served as Vice President, Controller and Chief Accounting Officer (2001-2010). Mr. Wilkins has held his present position since April 23, 2009, and previously served as appointed President, Asia Pacific (2005-2009).
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
 The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange - Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2009 and 2010 appearing under “Common Stock Prices and Dividends” on page 49 of the 2010 Annual Report to Shareholders are incorporated by reference. In 2010, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.
 On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of February 15, 2011, 2,012,990 shares had been repurchased under the latter authorization. The Company did not repurchase any shares during the fourth quarter of 2010.
 The number of shareholders of record on February 17, 2011 was 2,952.
 On April 22, 2010, the Company announced an increase in its cash dividend on its common stock from an annual rate of 76 cents per share to an annual rate of 80 cents per share, commencing with the quarterly dividend paid on June 1, 2010, to shareholders of record on May 6, 2010.
 On January 21, 2011, the Company announced an increase in its cash dividend on its common stock from an annual rate of 80 cents per share to an annual rate of 84 cents per share, commencing with the quarterly dividend paid on March 1, 2011, to shareholders of record on February 9, 2011.
 Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this annual report.
 The graph found on page 49 of the Company’s 2010 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard and Poor’s indices is incorporated by reference.

Item 6.  Selected Financial Data
 The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 50 and 51 of the 2010 Annual Report to Shareholders.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation
 The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 19 through 26 of the 2010 Annual Report to Shareholders and is incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
 The information required by this item is set forth under “Market Risk Factors” on pages 24 and 25 of the 2010 Annual Report to Shareholders and is incorporated by reference.
Item 8.  Financial Statements and Supplementary Data
 The financial statements and supplementary data required by this item are set forth on pages 27 through 45 and page 49 of the 2010 Annual Report to Shareholders and are incorporated by reference.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.
Item 9A.  Controls and Procedures
 Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2010, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2010.
 Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Management’s report on internal control over financial reporting, which appears on page 46 of the 2010 Annual Report to Shareholders, is incorporated by reference.
 The Company’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting, set forth on page 48 of the 2010 Annual Report to Shareholders, is incorporated by reference.
 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  Other Information
 None.
PART III
Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
 Information regarding directors and officers and corporate governance matters including information regarding our Audit Committee and our Nominating and Corporate Governance Committees appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2011 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.
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
Item 13.  Certain Relationships and Related Transactions and Directors Independence
 There are no family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated except as described under “Transactions with Related Persons” found in the Proxy Statement, which is incorporated by reference herein. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2010, through December 31, 2010, or in any such proposed transaction except as described under “Transactions With Related Persons” found in the Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.
Item 14.  Principal Accountant Fees and Services
 The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
Documents filed:
1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.
List of Financial Statements and Financial Statement Schedule
Page Reference in

1. Financial Statements	2010 Annual Report
To Shareholders
The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2010:

Reports of Independent Registered Public Accounting Firm	47-48

Consolidated Balance Sheets - December 31, 2010 and 2009	28

Consolidated Statements of Earnings - Years ended December 31, 2010, 2009 and 2008	27

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2010, 2009 and 2008	30-31

Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008	29

Notes to Consolidated Financial Statements	32-45
Page Reference in

2. Financial Statement Schedule	Form 10-K

Report of Independent Registered Public Accounting Firm	23

Schedule II - Valuation and Qualifying Accounts	24
All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 25, 2011. Such consolidated financial statements and reports are included in your 2010 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
February 25, 2011

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2010, 2009, 2008

		Additions	Additions
Valuation Accounts Deducted in the	Balance at	Charged to	Recorded		Balance
Balance Sheet From the Assets To	Beginning of	Costs and	During	Deductions	At End of
Which They Apply	Period	Expenses	Acquisitions	(A)	Period

2008
Allowance for losses:
Trade accounts receivable	$4,242	$725	$0	$672	$4,295

2009
Allowance for losses:
Trade accounts receivable	$4,295	$1,264	$0	$2,132	$3,427

2010
Allowance for losses:
Trade accounts receivable	$3,427	$1,326	$0	$754	$3,999

(A) Accounts written off, net of recoveries.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SENSIENT TECHNOLOGIES CORPORATION
/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary
Dated: February 25, 2011
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 25, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board and	Director
Chief Executive Officer

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Senior Vice President and	Director
Chief Financial Officer

/s/ Jeffrey T. Makal	/s/ Peter M. Salmon
Jeffrey T. Makal	Peter M. Salmon
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Elaine R. Wedral
Hank Brown	Elaine R. Wedral
Director	Director

/s/ Fergus M. Clydesdale	/s/ Essie Whitelaw
Fergus M. Clydesdale	Essie Whitelaw
Director	Director

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith

3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of December 9, 2010	Exhibit 3.2 to Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Amended and Restated Executive Employment Contract dated August 17, 2007 between Registrant and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated as of October 27, 2008 between the Company and Kenneth P. Manning (superseded)	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(a)(3)	Amended and Restated Executive Employment Contract dated as of February 5, 2009 between the Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 (Commission File No. 1-7626)

10.1(a)(4)	Amended and Restated Executive Employment Contract dated as of July 22, 2010 between the Company and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated July 22, 2010 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendment to Executive Change in Control Agreement	Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2010 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith

10.1(d)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999. (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report of Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(g)(1)	Amendment of No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)(1)	Directors Unfunded Retirement Plan, Amended and Restated as of January 1, 2009	Exhibit 10.1(i)(l) to Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith

10.1(k)(1)	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.4(a) to Quarterly Report on Form 10-Q the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Executive Income Deferral Plan, as Amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009 between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(m)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009 between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009 between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(o)	Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)	Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A), as amended and restated effective as of January 1, 2005	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(s)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)		X

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1 to Current Report on form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(t)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B), as amended and restated effective as of January 1, 2005	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)		X

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.2 to Current Report on form 8-K dated April 22, 2010 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith

10.1(u)(1)	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Quarterly Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2010		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

E-4