Form 10-K/A
period 2010-12-31
SENSIENT TECHNOLOGIES CORP
filed 2011-03-03
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7626
Sensient Technologies Corporation

WISCONSIN	39-0561070
(State of Incorporation)	(IRS Employer Identification Number)
777 EAST WISCONSIN AVENUE
MILWAUKEE, WISCONSIN 53202-5304
(414) 271-6755
(Address of Principal Executive Offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, $0.10 par value	New York Stock Exchange, Inc.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed on February 25, 2011 (the “Original Form 10-K”), to amend and restate Exhibit 13.1 to correct certain clerical errors on page two of that exhibit and to amend and restate Exhibit 21 to correct certain clerical errors in the captions to that exhibit. Exhibits 13.1 and 21, as amended and restated, are being filed with this Amendment. This Amendment also amends and restates Part IV, Item 15 of the Original Form 10-K to include in the exhibits filed with the Original Form 10-K the amended and restated Exhibits 13.1 and 21, and the new certifications of the registrant’s Chief Executive Officer and Chief Financial Officer, with conforming changes, as Exhibits 31 and 32.
     Except as stated above, this Amendment No. 1 to the Original Form 10-K does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Original Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed:
1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.
List of Financial Statements and Financial Statement Schedule

Page Reference in
2010 Annual Report
To Shareholders

1. Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2010:

Reports of Independent Registered Public Accounting Firm	47-48

Consolidated Balance Sheets — December 31, 2010 and 2009	28

Consolidated Statements of Earnings — Years ended December 31, 2010, 2009 and 2008	27

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2010, 2009 and 2008	30-31

Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008	29

Notes to Consolidated Financial Statements	32-45

Page Reference in
Form 10-K

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	23

Schedule II — Valuation and Qualifying Accounts	24
All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2011 SENSIENT TECHNOLOGIES CORPORATION
/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K/A

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith

3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999 as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of December 9, 2010	Exhibit 3.2 to Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Amended and Restated Executive Employment Contract dated August 17, 2007 between Registrant and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated as of October 27, 2008 between the Company and Kenneth P. Manning (superseded)	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(a)(3)	Amended and Restated Executive Employment Contract dated as of February 5, 2009 between the Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 (Commission File No. 1-7626)

10.1(a)(4)	Amended and Restated Executive Employment Agreement Contract dated as of July 22, 2010 between the Company and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated July 22, 2010 (Commission File No. 1-7626)

10.1(b) (1)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendments to Executive Change in Control Agreement	Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2010 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K/A

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
10.1(d)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report of Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(g)(1)	Amendment of No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)(1)	Directors Unfunded Retirement Plan, Amended and Restated as of January 1, 2009	Exhibit 10.1(i)(l) to Annual Report of Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K/A

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
10.1(k)(1)	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.4(a) to Quarterly Report on Form 10-Q the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Executive Income Deferral Plan, as Amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009 between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(m)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009 between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009 between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(o)	Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)	Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A), as amended and restated effective as of January 1, 2005	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(s)(2)	Form of Amendment No.1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2010 ANNUAL REPORT ON FORM 10-K/A

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith

10.1(t)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B), as amended and restated effective as of January 1, 2005	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Quarterly Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2010		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP	Exhibit 23.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

31	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X