Form 10-Q
period 2011-03-31
SENSIENT TECHNOLOGIES CORP
filed 2011-05-09
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-7626
SENSIENT TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of	39-0561070 (I.R.S. Employer Identification
incorporation or organization)	Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.10 per share	Outstanding at April 30, 2011 50,061,307

SENSIENT TECHNOLOGIES CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Revenue	$349,686	$314,076

Cost of products sold	241,979	219,130

Selling and administrative expenses	64,110	56,291

Operating income	43,597	38,655

Interest expense	4,850	4,778

Earnings before income taxes	38,747	33,877

Income taxes	12,332	10,410

Net earnings	$26,415	$23,467

Average number of common shares outstanding:
Basic	49,637	48,825

Diluted	49,818	49,121

Earnings per common share:
Basic	$.53	$.48

Diluted	$.53	$.48

Dividends per common share	$.21	$.19

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,020	$14,255
Trade accounts receivable, net	235,780	218,614
Inventories	393,562	392,166
Prepaid expenses and other current assets	50,250	47,270

TOTAL CURRENT ASSETS	693,612	672,305

OTHER ASSETS	35,854	36,093
INTANGIBLE ASSETS, NET	12,992	13,219
GOODWILL	459,158	445,115
PROPERTY, PLANT AND EQUIPMENT:
Land	51,603	49,760
Buildings	301,193	293,605
Machinery and equipment	675,191	648,985
Construction in progress	29,846	32,797

	1,057,833	1,025,147
Less accumulated depreciation	(615,638)	(592,611)

	442,195	432,536

TOTAL ASSETS	$1,643,811	$1,599,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$90,488	$95,852
Accrued salaries, wages and withholdings from employees	19,262	26,822
Other accrued expenses	55,229	49,819
Income taxes	9,557	7,120
Short-term borrowings	20,667	25,450

TOTAL CURRENT LIABILITIES	195,203	205,063

OTHER LIABILITIES	35,782	33,313
ACCRUED EMPLOYEE AND RETIREE BENEFITS	55,016	52,747
LONG-TERM DEBT	323,216	324,360

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	90,361	89,027
Earnings reinvested in the business	1,007,021	991,094
Treasury stock, at cost	(85,173)	(87,102)
Accumulated other comprehensive income (loss)	16,989	(14,630)

TOTAL SHAREHOLDERS’ EQUITY	1,034,594	983,785

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,811	$1,599,268

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Net cash provided by operating activities	$28,413	$23,441

Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,124)	(8,305)
Proceeds from sale of assets	—	36
Other investing activity	(60)	(49)

Net cash used in investing activities	(10,184)	(8,318)

Cash flows from financing activities:
Proceeds from additional borrowings	12,002	14,495
Debt payments	(23,131)	(20,566)
Dividends paid	(10,487)	(9,345)
Proceeds from options exercised and other equity transactions	1,319	3,348

Net cash used in financing activities	(20,297)	(12,068)

Effect of exchange rate changes on cash and cash equivalents	1,833	(4,312)

Net decrease in cash and cash equivalents	(235)	(1,257)
Cash and cash equivalents at beginning of period	14,255	12,219

Cash and cash equivalents at end of period	$14,020	$10,962

See accompanying notes to consolidated condensed financial statements.

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies
In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2011, and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2010, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.
2.	Fair Value
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2011 and December 31, 2010, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.4 million and $0.1 million as of March 31, 2011, and December 31, 2010, respectively. The fair value of the investments based on March 31, 2011, and December 31, 2010, market quotes (Level 1 inputs) was an asset of $13.9 million and $14.2 million, respectively.
The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of March 31, 2011. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at March 31, 2011, was $323.2 million. The fair value of the long-term debt at March 31, 2011, was $322.7 million.
3.	Debt
On March 22, 2011, the Company entered into an agreement with investors to issue $75 million in fixed-rate, senior notes at interest rates varying from 3.77% to 4.47%. These notes will have a six-year average life with a final maturity in November 2018. Proceeds from the sale of the notes will be received in November 2011 and used to repay maturing debt and for general corporate purposes.
On April 7, 2011, the Company modified its revolving loan facility. The capacity of the credit facility has been increased from $300 million to $350 million and will mature in April 2016. Interest rates on borrowings under the credit facility are at LIBOR plus a margin based on the Company’s leverage ratio. Currently when fully drawn the interest rate is at LIBOR plus 1.75%. The credit facility was used to repay the Company’s $42.7 million balance on a term loan that would have matured in June 2012 and will be used for future liquidity needs.

The Company is in compliance with all of its most restrictive debt covenants as of March 31, 2011.

4.	Segment Information
Operating results by segment for the periods and at the dates presented are as follows:

	Flavors &		Corporate
(In thousands)	Fragrances	Color	& Other	Consolidated
Three months ended March 31, 2011:
Revenue from external customers	$199,613	$118,897	$31,176	$349,686
Intersegment revenue	7,076	6,774	339	14,189

Total revenue	$206,689	$125,671	$31,515	$363,875

Operating income (loss)	$28,958	$22,347	$(7,708)	$43,597
Interest expense	—	—	4,850	4,850

Earnings (loss) before income taxes	$28,958	$22,347	$(12,558)	$38,747

Three months ended March 31, 2010:
Revenue from external customers	$185,935	$104,214	$23,927	$314,076
Intersegment revenue	4,767	3,742	344	8,853

Total revenue	$190,702	$107,956	$24,271	$322,929

Operating income (loss)	$27,184	$18,108	$(6,637)	$38,655
Interest expense	—	—	4,778	4,778

Earnings (loss) before income taxes	$27,184	$18,108	$(11,415)	$33,877

5.	Inventories
At March 31, 2011, and December 31, 2010, inventories included finished and in-process products totaling $263.4 million and $261.6 million, respectively, and raw materials and supplies of $130.2 million and $130.6 million, respectively.
6.	Retirement Plans
The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Service cost	$607	$475
Interest cost	726	718
Expected return on plan assets	(370)	(331)
Amortization of prior service cost	812	753
Amortization of actuarial loss	336	118

Defined benefit expense	$2,111	$1,733

During the three months ended March 31, 2011, the Company made contributions to its defined benefit pension plans of $1.0 million. Total contributions to Company defined benefit pension plans are expected to be $4.5 million in 2011.

7.	Comprehensive Income
Comprehensive income is comprised of the following:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net earnings	$26,415	$23,467
Currency translation adjustments	31,321	(26,123)
Net unrealized gain on cash flow hedges	298	329

Net comprehensive income (loss)	$58,034	$(2,327)

8.	Cash Flows from Operating Activities
Cash flows from operating activities are detailed below:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net earnings	$26,415	$23,467
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	11,588	10,808
Share-based compensation	1,585	755
Loss on assets	80	250
Deferred income taxes	2,231	755
Changes in operating assets and liabilities	(13,486)	(12,594)

Net cash provided by operating activities	$28,413	$23,441

9.	Derivative Instruments and Hedging Activity
The Company may use forward exchange contracts and foreign currency denominated debt to manage its exposure to foreign exchange risk by reducing the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases, non-functional currency sales and other known foreign currency exposures. These forward exchange contracts have maturities of less than twelve months. The Company’s primary hedging activities and their accounting treatment are summarized below:
Forward exchange contracts — The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $15.6 million and $10.1 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2011, and December 31, 2010, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges — The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2011, and December 31, 2010, the total value of the Company’s Euro and Swiss Franc debt was $111.5 million and $106.5 million, respectively. For the three months ended March 31, 2011, the impact of foreign exchange rates on these debt instruments increased debt by $5.0 million and has been recorded as foreign currency translation in OCI.
10.	Income Taxes
The effective income tax rates for the three months ended March 31, 2011 and 2010, were 31.8% and 30.7%, respectively. The effective tax rates in both 2011 and 2010 were reduced by changes in estimates associated with the finalization of prior year tax items.
11.	Commitments and Contingencies
Cherry Blossom Litigation
Cherry Blossom LLC, a Traverse City, Michigan contractor who had produced cherry products for the Company, ceased operations in May 2009. At the time, Cherry Blossom had physical possession of brined cherries belonging to the Company with a book value of approximately $500,000. Despite the Company’s demands, Cherry Blossom refused to permit the Company to take possession of the cherries for processing elsewhere.
In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan seeking an order for return of the cherries. Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries. The Circuit Court later held that Crossroads Financial held a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.
Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroad’s rights as lienholder. The Circuit Court denied Crossroads claims for money damages against the Company. Crossroads has appealed this decision of the Circuit Court.
Cherry Blossom counterclaimed against the Company, alleging that Cherry Blossom had purchased exclusive rights to certain proprietary cherry processing formulas used in the Company’s cherry product. Cherry Blossom sought a preliminary injunction against the Company’s delivery of copies of the formulas to any third party. The Court denied Cherry Blossom’s motion regarding the formulas and eventually dismissed Cherry Blossom’s claims. The Company also initiated a suit against Cherry Blossom in the United States District Court for the Western District of Michigan seeking a declaratory judgment that the Company has the right to use the cherry processing formulas. Because Cherry Blossom subsequently filed a petition in bankruptcy, the Federal District Court closed the matter. This closing was for administrative purposes only and did not constitute a decision on the merits.
Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company has opposed the bankruptcy petition to the extent Mr. Hubbell seeks a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads Financial.

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.
On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC (“SDF”) in Greenfield, California filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation (“Sensient”) and SDF. A response to the complaint was filed on October 1. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October, 2009, SDF was processing onions that allegedly caused an “onion taint” in the grapes and wine produced from the plaintiffs’ vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF’s effort to modify the Greenfield facility’s use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.
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
The parties are continuing to exchange and translate exhibits. No trial date has been set.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Revenue for the first quarter of 2011 was $349.7 million, an increase of 11.3% from $314.1 million recorded in the prior year’s first quarter. Revenue for the Flavors & Fragrances segment increased 8.4% for the first quarter of 2011, from the comparable quarter last year. Color segment revenue increased 16.4% for the three months ended March 31, 2011, from the comparable period last year. Corporate and Other revenue increased 29.8% for the quarter ended March 31, 2011, from the comparable period last year. The impact of foreign exchange rates increased consolidated revenue by approximately one percent in the quarter ended March 31, 2011. Additional information on group results can be found in the Segment Information section.
The gross profit margin increased 60 basis points to 30.8% for the quarter ended March 31, 2011, from 30.2% for the same period in 2010. The impact of an increase in selling prices more than offset the increase in raw material costs.
Selling and administrative expenses as a percent of revenue were 18.3% and 17.9% in the quarters ended March 31, 2011 and 2010, respectively. Higher employee costs, including the addition of sales and technical personnel, and higher performance-based compensation were the primary drivers of the increase.
Operating income for the first quarter of 2011 increased 12.8% to $43.6 million from $38.7 million for the quarter ended March 31, 2010. The impact of foreign exchange rates increased operating income by approximately two percent in the quarter ended March 31, 2011. Additional information can be found in the Segment Information section.
Interest expense for the first quarter of 2011 and 2010 was $4.9 million and $4.8 million, respectively. The increase is due to higher interest rates, resulting from an increased mix of fixed rate debt, and is partially offset by lower average debt balances.
The effective income tax rates were 31.8% and 30.7% for the quarters ended March 31, 2011 and 2010, respectively. The effective tax rates in both 2011 and 2010 were reduced by changes in estimates associated with the finalization of prior year tax items. The Company expects the effective tax rate for the remainder of 2011 to be 33.0%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.
SEGMENT INFORMATION
Flavors & Fragrances —
Revenue for the Flavors & Fragrances segment increased 8.4% to $206.7 million in the first quarter of 2011 from $190.7 million last year. The increase was primarily due to higher revenue in North America ($7.3 million) and Europe ($6.1 million) combined with the favorable impact of foreign exchange rates ($1.7 million). The higher revenue in North America was primarily due to higher selling prices and higher volumes. The increased revenue in Europe was primarily related to higher selling prices.
For the quarter ended March 31, 2011, operating income was $29.0 million, an increase of 6.5% from $27.2 million reported in the first quarter or 2010. The increase was primarily attributable to higher profit in North America ($1.0 million) and the favorable impact of foreign exchange rates ($0.5 million). The increase in North America was driven by the impact of higher selling prices and increased volumes. Operating income as a percent of revenue was 14.0% and 14.3% for the quarters ended March 31, 2011 and 2010, respectively.
Color —
Revenue for the Color segment for the first quarter of 2011 was $125.7 million, an increase of 16.4% from the $108.0 million reported in the prior year’s first quarter. The increase in revenue was due to higher sales of food and beverage colors ($11.2 million) and higher sales of non-food colors ($5.0 million) combined with the favorable impact of foreign exchange rates ($1.5 million). The higher sales of food and beverage colors were due to an increase in volumes and selling prices. In particular, sales of natural food and beverage colors in the quarter were strong. The increase in sales of non-food colors was primarily due to higher volumes.
Operating income for the quarter ended March 31, 2011, was $22.3 million, an increase of 23.4% from the $18.1 million reported in the comparable period last year. The increase was due to higher profit in food and beverage colors ($3.0 million) and higher profit in non-food colors ($1.0 million). The favorable impact of foreign exchange rates increased operating profit by approximately $0.2 million. The higher profit in both food and beverage colors and non-food colors was primarily driven by higher volumes and selling prices as discussed above. Operating income as a percent of revenue was 17.8%, an increase of 100 basis points from the prior year’s quarter.
LIQUIDITY AND FINANCIAL CONDITION
The Company’s ratio of debt to total capital improved to 24.9% as of March 31, 2011, from 26.2% as of December 31, 2010. The improvement was due to an increase in total equity combined with lower outstanding debt balances.
Net cash provided by operating activities was $28.4 million and $23.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash provided by operating activities was primarily due to higher earnings.
Net cash used in investing activities was $10.2 million and $8.3 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures were $10.1 million and $8.3 million for the quarters ended March 31, 2011 and 2010, respectively.
Net cash used in financing activities was $20.3 million in the first three months of 2011 and $12.1 million in the comparable period of 2010. The primary driver for the change was the higher net repayments on debt in the first quarter of 2011 due to the higher cash provided by operating activities. In the first quarter of 2011, net repayments on debt were $11.1 million compared to $6.1 million for the first quarter of 2010. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $10.5 million and $9.3 million were paid during the three months ended March 31, 2011 and 2010, respectively. The increase in dividends paid reflects the Company’s higher dividend rate of 21 cents per share in the first quarter of 2011 compared to 19 cents per share in 2010. In the first quarters of 2011 and 2010, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.
The Company’s financial position remains strong. In March 2011, the Company entered into an agreement to issue $75 million of notes in November 2011. The proceeds from the new debt will be used to refinance existing debt and for general corporate purposes. In April 2011, the Company completed negotiations with a group of banks on a $350 million revolving loan agreement to replace the one that would have expired in June 2012. The Company expects that its cash flows from operations, these new financing arrangements and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.
CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2011. For additional information about contractual obligations, refer to pages 25 and 26 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
OFF-BALANCE SHEET ARRANGEMENTS
The Company had no off-balance sheet arrangements as of March 31, 2011.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2011. For additional information about critical accounting policies, refer to pages 23 and 24 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2011. For additional information about market risk, refer to pages 24 and 25 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2011, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; and the matters discussed above under Item 2 including the critical accounting policies referenced therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Commercial Litigation
Cherry Blossom Litigation
Cherry Blossom LLC, a Traverse City, Michigan contractor who had produced cherry products for the Company, ceased operations in May 2009. At the time, Cherry Blossom had physical possession of brined cherries belonging to the Company with a book value of approximately $500,000. Despite the Company’s demands, Cherry Blossom refused to permit the Company to take possession of the cherries for processing elsewhere.
In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan seeking an order for return of the cherries. Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries. The Circuit Court later held that Crossroads Financial held a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.
Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroad’s rights as lienholder. The Circuit Court denied Crossroads claims for money damages against the Company. Crossroads has appealed this decision of the Circuit Court.
Cherry Blossom counterclaimed against the Company, alleging that Cherry Blossom had purchased exclusive rights to certain proprietary cherry processing formulas used in the Company’s cherry product. Cherry Blossom sought a preliminary injunction against the Company’s delivery of copies of the formulas to any third party. The Court denied Cherry Blossom’s motion regarding the formulas and eventually dismissed Cherry Blossom’s claims. The Company also initiated a suit against Cherry Blossom in the United States District Court for the Western District of Michigan seeking a declaratory judgment that the Company has the right to use the cherry processing formulas. Because Cherry Blossom subsequently filed a petition in bankruptcy, the Federal District Court closed the matter. This closing was for administrative purposes only and did not constitute a decision on the merits.
Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company has opposed the bankruptcy petition to the extent Mr. Hubbell seeks a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads Financial.
S.A.M. (Amaral) v. Sensient Technologies Corp., et al.
On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC (“SDF”) in Greenfield, California filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation (“Sensient”) and SDF. A response to the complaint was filed on October 1. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October, 2009, SDF was processing onions that allegedly caused an “onion taint” in the grapes and wine produced from the plaintiffs’ vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF’s effort to modify the Greenfield facility’s use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

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
The parties are continuing to exchange and translate exhibits. No trial date has been set.
The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.
ITEM 1A. RISK FACTORS
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010.
ITEM 6. EXHIBITS
See Exhibit Index following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date: May 9, 2011	By:	/s/ John L. Hammond John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: May 9, 2011	By:	/s/ Richard F. Hobbs Richard F. Hobbs, Senior Vice
President & Chief Financial
Officer

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Incorporated by Reference
Exhibit	Description	From	Filed Herewith
3.2	Amended and Restated by laws	Form 8-K dated April 21, 2011

10.1	Note Purchase Agreement	Form 8-K dated March 22, 2011

10.2	Revolving Credit Facility	Form 8-K dated April 7, 2011

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X