Form 10-Q
period 2011-06-30
SENSIENT TECHNOLOGIES CORP
filed 2011-08-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                June 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, par value $0.10 per share	50,082,608

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Revenue	$376,994	$333,969	$726,680	$648,045

Cost of products sold	257,851	229,008	499,830	448,138

Selling and administrative expenses	64,810	57,815	128,920	114,106

Operating income	54,333	47,146	97,930	85,801

Interest expense	5,135	5,488	9,985	10,266

Earnings before income taxes	49,198	41,658	87,945	75,535

Income taxes	15,712	12,973	28,044	23,383

Net earnings	$33,486	$28,685	$59,901	$52,152

Average number of common shares outstanding:
Basic	49,753	49,047	49,696	48,937

Diluted	49,947	49,365	49,883	49,244

Earnings per common share:
Basic	$0.67	$0.58	$1.21	$1.07

Diluted	$0.67	$0.58	$1.20	$1.06

Dividends per common share	$0.21	$0.20	$0.42	$0.39

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2011	December 31,
ASSETS	(Unaudited)	2010

CURRENT ASSETS:
Cash and cash equivalents	$14,297	$14,255
Trade accounts receivable, net	244,080	218,614
Inventories	397,729	392,166
Prepaid expenses and other current assets	51,190	47,270

TOTAL CURRENT ASSETS	707,296	672,305

OTHER ASSETS	38,657	36,093

INTANGIBLE ASSETS, NET	13,187	13,219

GOODWILL	466,417	445,115

PROPERTY, PLANT AND EQUIPMENT:
Land	52,619	49,760
Buildings	305,286	293,605
Machinery and equipment	689,302	648,985
Construction in progress	36,439	32,797
	1,083,646	1,025,147
Less accumulated depreciation	(633,107)	(592,611)
	450,539	432,536

TOTAL ASSETS	$1,676,096	$1,599,268

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$92,473	$95,852
Accrued salaries, wages and withholdings from employees	24,863	26,822
Other accrued expenses	54,373	49,819
Income taxes	3,713	7,120
Short-term borrowings	22,226	25,450

TOTAL CURRENT LIABILITIES	197,648	205,063

OTHER LIABILITIES	37,919	33,313

ACCRUED EMPLOYEE AND RETIREE BENEFITS	56,682	52,747

LONG-TERM DEBT	309,177	324,360

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	91,300	89,027
Earnings reinvested in the business	1,029,994	991,094
Treasury stock, at cost	(83,916)	(87,102)
Accumulated other comprehensive income (loss)	31,896	(14,630)

TOTAL SHAREHOLDERS’ EQUITY	1,074,670	983,785

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,676,096	$1,599,268

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2011	2010

Cash flows from operating activities:
Net earnings	$59,901	$52,152
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	23,474	21,728
Share-based compensation	2,345	1,515
Loss on assets	294	735
Deferred income taxes	3,882	1,800
Changes in operating assets and liabilities	(23,061)	(13,744)

Net cash provided by operating activities	66,835	64,186

Cash flows from investing activities:
Acquisition of property, plant and equipment	(23,758)	(19,853)
Proceeds from sale of assets	2	76
Other investing activity	(155)	(340)

Net cash used in investing activities	(23,911)	(20,117)

Cash flows from financing activities:
Proceeds from additional borrowings	43,406	126,253
Debt payments	(71,878)	(147,965)
Dividends paid	(21,001)	(19,247)
Proceeds from options exercised and other equity transactions	2,754	7,768

Net cash used in financing activities	(46,719)	(33,191)

Effect of exchange rate changes on cash and cash equivalents	3,837	(9,186)

Net increase in cash and cash equivalents	42	1,692
Cash and cash equivalents at beginning of period	14,255	12,219

Cash and cash equivalents at end of period	$14,297	$13,911

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2011, and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2010, for additional details regarding the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2011, and December 31, 2010, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.3 million and $0.1 million as of June 30, 2011, and December 31, 2010, respectively. The fair value of the investments based on June 30, 2011, and December 31, 2010, market quotes (Level 1 inputs) was an asset of $15.5 million and $14.2 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of June 30, 2011. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at June 30, 2011, was $309.2 million. The fair value of the long-term debt at June 30, 2011, was $321.2 million.

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

On April 7, 2011, the Company modified its revolving credit facility. The capacity of the credit facility has been increased from $300 million to $350 million. The facility will mature in April 2016. Interest rates on borrowings under the credit facility are at LIBOR plus a margin based on the Company’s leverage ratio. Currently when fully drawn the interest rate is at LIBOR plus 1.75%. The credit facility was used to repay the Company’s $42.7 million balance on a term loan that would have matured in June 2012 and will be used for future liquidity needs.

The Company is in compliance with all of its debt covenants as of June 30, 2011.

Index

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended June 30, 2011:
Revenue from external customers	$219,014	$125,113	$32,867	$376,994
Intersegment revenue	7,467	7,279	755	15,501
Total revenue	$226,481	$132,392	$33,622	$392,495

Operating income (loss)	$36,146	$24,648	$(6,461)	$54,333
Interest expense	--	--	5,135	5,135
Earnings (loss) before income taxes	$36,146	$24,648	$(11,596)	$49,198

Three months ended June 30, 2010:
Revenue from external customers	$199,024	$108,225	$26,720	$333,969
Intersegment revenue	6,023	4,754	381	11,158
Total revenue	$205,047	$112,979	$27,101	$345,127

Operating income (loss)	$33,223	$20,880	$(6,957)	$47,146
Interest expense	--	--	5,488	5,488
Earnings (loss) before income taxes	$33,223	$20,880	$(12,445)	$41,658

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Six months ended June 30, 2011:
Revenue from external customers	$418,627	$244,009	$64,044	$726,680
Intersegment revenue	14,543	14,054	1,093	29,690
Total revenue	$433,170	$258,063	$65,137	$756,370

Operating income (loss)	$65,104	$46,995	$(14,169)	$97,930
Interest expense	--	--	9,985	9,985
Earnings (loss) before income taxes	$65,104	$46,995	$(24,154)	$87,945

Six months ended June 30, 2010:
Revenue from external customers	$384,958	$212,438	$50,649	$648,045
Intersegment revenue	10,791	8,497	723	20,011
Total revenue	$395,749	$220,935	$51,372	$668,056

Operating income (loss)	$60,407	$38,988	$(13,594)	$85,801
Interest expense	--	--	10,266	10,266
Earnings (loss) before income taxes	$60,407	$38,988	$(23,860)	$75,535

5.	Inventories

At June 30, 2011 and December 31, 2010, inventories included finished and in-process products totaling $272.8 million and $261.6 million, respectively, and raw materials and supplies of $124.9 million and $130.6 million, respectively.

Index

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2011	2010	2011	2010

Service cost	$606	$469	$1,213	$944
Interest cost	727	709	1,453	1,427
Expected return on plan assets	(370)	(323)	(740)	(654)
Amortization of prior service cost	811	753	1,623	1,506
Amortization of actuarial loss	336	118	672	236

Defined benefit expense	$2,110	$1,726	$4,221	$3,459

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2011	2010	2011	2010

Net earnings	$33,486	$28,685	$59,901	$52,152

Currency translation adjustments	15,700	(46,428)	47,021	(72,551)

Net unrealized loss on cash flow hedges	(793)	(440)	(495)	(111)

Net comprehensive income (loss)	$48,393	$(18,183)	$106,427	$(20,510)

8.	Derivative Instruments and Hedging Activity

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $17.7 million and $10.1 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2011, and December 31, 2010, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are also not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (“OCI”). As of June 30, 2011, and December 31, 2010, the total value of the Company’s Euro and Swiss Franc debt was $116.2 million and $106.5 million, respectively. For the three and six months ended June 30, 2011, the impact of foreign exchange rates on these debt instruments increased debt by $4.7 million and $9.7 million, respectively, and these amounts have been recorded as foreign currency translation in OCI.

Index

9.	Income Taxes

The effective income tax rates for the quarters ended June 30, 2011 and 2010 were 31.9% and 31.1%, respectively. For the six months ended June 30, 2011 and 2010, the effective income tax rates were 31.9% and 31.0%, respectively. The effective tax rates in both 2011 and 2010 were reduced by changes in estimates associated with the finalization of prior year foreign tax items.

10.	Commitments and Contingencies

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

Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads' rights as lienholder. The Circuit Court denied Crossroads' claims for money damages against the Company. Crossroads has appealed this decision of the Circuit Court.

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

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.

On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC ("SDF") in Greenfield, California filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation ("Sensient") and SDF. A response to the complaint was filed on October 1, 2010. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October 2009, SDF was processing onions that allegedly caused an "onion taint" in the grapes and wine produced from the plaintiffs' vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF's effort to modify the Greenfield facility's use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

Index

This lawsuit follows an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the "Lohr lawsuit") brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December 2009, with an agreement that included SDF's abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr's substantial damage claims. The S.A.M. plaintiffs have essentially copied, and seek to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs will not, however, be receiving any assistance from Lohr. Sensient and SDF believe the S.A.M. plaintiffs' claims are without merit and intend to pursue a vigorous defense. Trial has been set to commence on October 31, 2011, and the parties have been directed to attend a mandatory settlement conference on September 30, 2011.

Daito Kasei Kogyo Co. Ltd. vs. Sensient Cosmetic Technologies SAS

In 1992 Sensient Cosmetic Technologies SAS ("SCT") and Daito Kasei Kogyo Co., Ltd. ("Daito") entered into a distribution agreement pursuant to which SCT became the exclusive distributor in Europe of coloring agents and ingredients manufactured in Japan by Daito and, in turn, Daito became the exclusive distributor in Japan of certain products produced in France by SCT. By 2008, the sale of Daito products represented €4 million of SCT's sales. In contrast, Daito's sales of SCT's products in Japan amounted to only €0.4 million in 2008. The agreement was entered into for an initial period to end on December 31, 1993, and was tacitly renewed for two-year periods through December 31, 2009, subject to a requirement of six months' notice for termination.

On July 7, 2009, Daito notified SCT of its decision to terminate SCT's distributorship in Europe, with effect as of February 10, 2010. SCT informed Daito that the notice of termination was insufficient in light of the lengthy commercial relationship between the parties. Daito eventually ostensibly agreed to extend the notice period but the commercial relationship did not function as it had in the past. On August 10, 2010, SCT filed a complaint before the Paris Commercial Court alleging that Daito wrongfully terminated its long-standing established commercial relationship with SCT, that SCT should have been given a notice period of thirty-six months in light of the twenty-year relationship between the parties and that Daito should pay damages to SCT of over €3.8 million.

On January 26, 2011, Daito filed a response in a hearing of the Court in which it denied any liability for SCT's claims and asserted counter-claims of €1.5 million for unlawful termination of Daito's distributorship in Japan, unlawful termination of an alleged "agency contract" in Japan and SCT's cancellation of certain Daito orders in October, 2010.

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. The Court deferred further proceedings in this matter until September 14, 2011, to allow Daito time to appoint new counsel. No trial date has been set.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue for the second quarter of 2011 was $377.0 million, an increase of 12.9% from $334.0 million recorded in the prior year’s second quarter. For the six months ended June 30, 2011, revenue was $726.7 million, an increase of 12.1% from $648.0 million reported in the prior year’s period. The impact of foreign exchange rates increased consolidated revenue by 5.7% and 3.6% in the quarter and six months ended June 30, 2011, respectively. Revenue for the Flavors & Fragrances segment increased 10.5% and 9.5% for the three and six months ended June 30, 2011, respectively, from the comparable periods last year. Color segment revenue increased 17.2% and 16.8% for the second quarter and six months ended June 30, 2011, respectively, from the comparable periods last year. Corporate and Other revenue increased 24.1% and 26.8% for the three and six months ended June 30, 2011, respectively, from the comparable periods last year. Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 20 basis points to 31.6% for the quarter ended June 30, 2011, from 31.4% for the same period in 2010. For the six months ended June 30, 2011, the gross profit margin increased 40 basis points to 31.2% from 30.8% in the comparable period in 2010. Higher selling prices and favorable product mix more than offset the impact of unfavorable costs for both the quarter and six months ended June 30, 2011.

Selling and administrative expenses as a percent of revenue were 17.2% and 17.3% in the quarters ended June 30, 2011 and 2010, respectively. Higher employee costs, including increases in sales and technical staff, and normal inflationary increases were more than offset by the impact of higher revenue. For the six months ended June 30, 2011 and 2010, selling and administrative expenses as a percent of revenue were 17.7% and 17.6%, respectively.

Second quarter operating income increased 15.2% to $54.3 million from $47.1 million reported in the prior year’s quarter. Operating income was $97.9 million for the six months ended June 30, 2011, an increase of 14.1% from $85.8 million reported in the comparable period of 2010. The impact of foreign exchange rates increased operating income by 6.4% and 4.5% in the quarter and six months ended June 30, 2011, respectively. The changes in operating income were due to the revenue, gross profit margin and expense changes discussed above. Additional information can be found in the Segment Information section.

Interest expense for the second quarter of 2011 decreased 6.4% to $5.1 million from $5.5 million in the prior year’s quarter. Interest expense decreased 2.7% to $10.0 million for the six months ended June 30, 2011, from $10.3 million in the same period in 2010. In both the three and six months ended June 30, 2011, the impact of lower average debt balances outstanding was partially offset by slightly higher interest rates.

The effective income tax rates were 31.9% and 31.1% for the quarters ended June 30, 2011 and 2010, respectively. The effective income tax rates were 31.9% and 31.0% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates in both 2011 and 2010 were reduced by changes in estimates associated with the finalization of prior year foreign tax items. The Company expects the effective tax rate for the remainder of 2011 to be 33.0%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the second quarter of 2011 was $226.5 million, an increase of 10.5% from $205.0 million reported in last year’s second quarter. The increase was primarily due to the favorable impact of foreign exchange rates ($10.1 million) and higher revenue in North America ($6.6 million) and Europe ($5.1 million). The increased revenue in North America and Europe were both related to higher selling prices and volumes.

For the quarter ended June 30, 2011, operating income increased 8.8% to $36.1 million from $33.2 million in the prior year comparable period. The increase was primarily attributable to higher profit in North America ($2.0 million) and in Europe ($0.9 million) combined with the favorable impact of foreign exchange rates ($1.2 million). These increases were partially offset by lower profit in Latin America ($1.2 million). The higher profits in both North America and Europe were primarily related to increased selling prices and favorable product mix, partially reduced by higher costs. The lower profit in Latin America was primarily due to higher costs. Operating income as a percent of revenue was 16.0% and 16.2% for the second quarters of 2011 and 2010, respectively.

Index

For the six months ended June 30, 2011, revenue for the Flavors & Fragrances segment was up 9.5% to $433.2 million from $395.7 million in the prior year period. The increase in revenue was primarily due to higher revenue in North America ($13.8 million) and in Europe ($11.3 million) combined with the favorable impact of foreign exchange rates ($11.8 million). The higher revenue in both North America and Europe was due to higher selling prices and higher volumes.

Operating income was $65.1 million for the six months ended June 30, 2011, an increase of 7.8% from $60.4 million in the comparable period in 2010. The increase in operating income was primarily related to higher profit in North America ($3.6 million) and in Europe ($0.7 million) combined with the favorable impact of foreign exchange rates ($1.7 million). These increases were partially offset by lower profit in Latin America due to unfavorable product mix and higher costs ($1.3 million). The higher profits in both North America and Europe were primarily due to higher selling prices and favorable product mix, partially reduced by higher costs.

Color –
Revenue for the Color segment in the second quarter of 2011 increased 17.2% to $132.4 million from $113.0 million reported in the prior year’s second quarter. The increase in revenue was due to the favorable impact of foreign exchange rates ($7.4 million) and higher sales of non-food colors ($6.2 million) and food and beverage colors ($5.8 million). The higher sales of non-food colors were primarily due to increased volumes. The higher sales of food and beverage colors were primarily due to an increase in selling prices and higher volumes.

Operating income for the quarter ended June 30, 2011, was $24.6 million, an increase of 18.0% from the $20.9 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of non-food colors ($2.7 million) and the favorable impact of foreign exchange rates ($1.6 million). The higher profits on sales of non-food colors were primarily driven by the increased volume. Operating income as a percent of revenue was 18.6% compared to 18.5% in the prior year’s quarter.

The Color segment revenue increased 16.8% to $258.1 million for the six months ended June 30, 2011, from $220.9 million in the comparable period of 2010. The increase was due to higher sales of food and beverage colors ($16.9 million) and non-food colors ($11.2 million) combined with the favorable impact of foreign exchange rates ($8.9 million). The increase in sales of food and beverage colors was due to both higher volumes and selling prices. The higher sales of non-food colors were primarily due to increased volumes.

Operating income was $47.0 million for the first six months of 2011, an increase of 20.5% from $39.0 million reported for the first six months of 2010. The increase was primarily due to the higher profit on sales of non-food colors ($3.8 million) and food and beverage colors ($2.5 million) combined with the favorable impact of foreign exchange rates ($1.8 million). The higher profit on sales of food and beverage colors was primarily due to the increased revenue discussed above, partially offset by unfavorable raw material costs. The higher profit on sales of non-food colors was primarily related to the increase in volumes. Operating income as a percent of revenue was 18.2% compared to 17.6% in the prior year’s first six months.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 23.6% as of June 30, 2011, from 26.2% as of December 31, 2010. The improvement was due to higher equity and lower outstanding debt balances.

Net cash provided by operating activities was $66.8 million for the six months ended June 30, 2011, compared to $64.2 million for the comparable period last year. The increase in cash provided by operating activities was primarily due to higher earnings, partially offset by higher cash required to fund working capital increases in the first six months of 2011 compared to the same period in 2010.

Net cash used in investing activities was $23.9 million and $20.1 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures were $23.8 million and $19.9 million for the year-to-date periods ended June 30, 2011 and 2010, respectively.

Index

Net cash used in financing activities was $46.7 million in the first six months of 2011 and $33.2 million in the comparable period of 2010. The increase primarily related to higher net repayments on debt in the first six months of 2011 due to the higher cash provided by operating activities. In the first six months of 2011, net repayments on debt were $28.5 million compared to $21.7 million for the first six months of 2010. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $21.0 million and $19.2 million were paid during the six months ended June 30, 2011 and 2010, respectively, reflecting the Company’s higher dividend of $0.42 per share in the first six months of 2011 compared to $0.39 per share in the same period in 2010. In the first six months of 2011 and 2010, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.

The Company’s financial position remains strong. In March 2011, the Company entered into an agreement to issue $75 million of notes in November 2011. The proceeds from the new debt will be used to repay maturing debt and for general corporate purposes. In April 2011, the Company completed negotiations with a group of banks on a $350 million revolving loan agreement to replace the one that would have expired in June 2012. The Company expects that its cash flows from operations, these new financing arrangements and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures and dividend payments to shareholders.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2011. For additional information about contractual obligations, refer to pages 25 and 26 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2011.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2011. For additional information about critical accounting policies, refer to pages 23 and 24 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2011. For additional information about market risk, refer to pages 24 and 25 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2011, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; and the matters discussed above under Part I, Item 2 including the critical accounting policies referenced therein. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Index

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads' rights as lienholder. The Circuit Court denied Crossroads' claims for money damages against the Company. Crossroads has appealed this decision of the Circuit Court.

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

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.

On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC ("SDF") in Greenfield, California filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation ("Sensient") and SDF. A response to the complaint was filed on October 1, 2010. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October 2009, SDF was processing onions that allegedly caused an "onion taint" in the grapes and wine produced from the plaintiffs' vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF's effort to modify the Greenfield facility's use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

Index

This lawsuit follows an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the "Lohr lawsuit") brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December 2009, with an agreement that included SDF's abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr's substantial damage claims. The S.A.M. plaintiffs have essentially copied, and seek to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs will not, however, be receiving any assistance from Lohr. Sensient and SDF believe the S.A.M. plaintiffs' claims are without merit and intend to pursue a vigorous defense. Trial has been set to commence on October 31, 2011, and the parties have been directed to attend a mandatory settlement conference on September 30, 2011.

Daito Kasei Kogyo Co. Ltd. vs. Sensient Cosmetic Technologies SAS

In 1992 Sensient Cosmetic Technologies SAS ("SCT") and Daito Kasei Kogyo Co., Ltd. ("Daito") entered into a distribution agreement pursuant to which SCT became the exclusive distributor in Europe of coloring agents and ingredients manufactured in Japan by Daito and, in turn, Daito became the exclusive distributor in Japan of certain products produced in France by SCT. By 2008, the sale of Daito products represented €4 million of SCT's sales. In contrast, Daito's sales of SCT's products in Japan amounted to only €0.4 million in 2008. The agreement was entered into for an initial period to end on December 31, 1993, and was tacitly renewed for two-year periods through December 31, 2009, subject to a requirement of six months' notice for termination.

On July 7, 2009, Daito notified SCT of its decision to terminate SCT's distributorship in Europe, with effect as of February 10, 2010. SCT informed Daito that the notice of termination was insufficient in light of the lengthy commercial relationship between the parties. Daito eventually ostensibly agreed to extend the notice period but the commercial relationship did not function as it had in the past. On August 10, 2010, SCT filed a complaint before the Paris Commercial Court alleging that Daito wrongfully terminated its long-standing established commercial relationship with SCT, that SCT should have been given a notice period of thirty-six months in light of the twenty-year relationship between the parties and that Daito should pay damages to SCT of over €3.8 million.

On January 26, 2011, Daito filed a response in a hearing of the Court in which it denied any liability for SCT's claims and asserted counter-claims of €1.5 million for unlawful termination of Daito's distributorship in Japan, unlawful termination of an alleged "agency contract" in Japan and SCT's cancellation of certain Daito orders in October 2010.

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. The Court deferred further proceedings in this matter until September 14, 2011, to allow Daito time to appoint new counsel. No trial date has been set.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended
December 31, 2010.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date: August 8, 2011	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: August 8, 2011	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.1	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated July 21, 2011

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X*

* Pursuant to Rule 406T of Regulation S-T this interactive data is deemed “furnished” and not “filed”.