Form 10-Q
period 2011-09-30
SENSIENT TECHNOLOGIES CORP
filed 2011-11-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1-7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:       (414) 271-6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐                       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, par value $0.10 per share	50,085,075

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Revenue	$363,751	$340,868	$1,090,431	$988,913

Cost of products sold	249,086	234,592	748,916	682,730

Selling and administrative expenses	64,722	58,516	193,642	172,622

Operating income	49,943	47,760	147,873	133,561

Interest expense	4,934	5,224	14,919	15,490

Earnings before income taxes	45,009	42,536	132,954	118,071

Income taxes	13,012	13,319	41,056	36,702

Net earnings	$31,997	$29,217	$91,898	$81,369

Average number of common shares outstanding:
Basic	49,776	49,277	49,723	49,051

Diluted	49,967	49,565	49,911	49,352

Earnings per common share:
Basic	$0.64	$0.59	$1.85	$1.66

Diluted	$0.64	$0.59	$1.84	$1.65

Dividends per common share	$0.21	$0.20	$0.63	$0.59

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2011	December 31,
ASSETS	(Unaudited)	2010

CURRENT ASSETS:
Cash and cash equivalents	$13,484	$14,255
Trade accounts receivable, net	232,580	218,614
Inventories	402,007	392,166
Prepaid expenses and other current assets	49,554	47,270

TOTAL CURRENT ASSETS	697,625	672,305
OTHER ASSETS	40,442	36,093
INTANGIBLE ASSETS, NET	12,463	13,219
GOODWILL	442,897	445,115
PROPERTY, PLANT AND EQUIPMENT:
Land	49,544	49,760
Buildings	293,732	293,605
Machinery and equipment	662,870	648,985
Construction in progress	47,010	32,797
	1,053,156	1,025,147
Less accumulated depreciation	(615,158)	(592,611)
	437,998	432,536
TOTAL ASSETS	$1,631,425	$1,599,268

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$95,219	$95,852
Accrued salaries, wages and withholdings from employees	27,859	26,822
Other accrued expenses	60,072	49,819
Income taxes	8,771	7,120
Short-term borrowings	21,046	25,450
TOTAL CURRENT LIABILITIES	212,967	205,063
OTHER LIABILITIES	26,758	33,313
ACCRUED EMPLOYEE AND RETIREE BENEFITS	57,740	52,747
LONG-TERM DEBT	301,064	324,360
SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	91,683	89,027
Earnings reinvested in the business	1,051,541	991,094
Treasury stock, at cost	(83,720)	(87,102)
Accumulated other comprehensive loss	(32,004)	(14,630)
TOTAL SHAREHOLDERS’ EQUITY	1,032,896	983,785

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,631,425	$1,599,268

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2011	2010

Cash flows from operating activities:
Net earnings	$91,898	$81,369
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	34,983	32,774
Share-based compensation	2,673	1,557
Loss on assets	297	1,037
Deferred income taxes	(4,108)	5,848
Changes in operating assets and liabilities	(19,171)	(12,040)
Net cash provided by operating activities	106,572	110,545
Cash flows from investing activities:
Acquisition of property, plant and equipment	(44,125)	(33,024)
Proceeds from sale of assets	3	88
Other investing activity	(207)	408

Net cash used in investing activities	(44,329)	(32,528)

Cash flows from financing activities:
Proceeds from additional borrowings	49,407	128,671
Debt payments	(78,169)	(190,574)
Dividends paid	(31,451)	(29,072)
Proceeds from options exercised and other equity transactions	3,006	13,414

Net cash used in financing activities	(57,207)	(77,561)

Effect of exchange rate changes on cash and cash equivalents	(5,807)	(269)

Net (decrease) increase in cash and cash equivalents	(771)	187
Cash and cash equivalents at beginning of period	14,255	12,219

Cash and cash equivalents at end of period	$13,484	$12,406

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2011, and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2011, and December 31, 2010, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.1 million as of both September 30, 2011, and December 31, 2010. The fair value of the investments based on September 30, 2011, and December 31, 2010, market quotes (Level 1 inputs) was an asset of $17.6 million and $14.2 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of September 30, 2011. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the long-term debt at September 30, 2011, was $301.1 million. The fair value of the long-term debt at September 30, 2011, was $310.9 million.

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

On April 7, 2011, the Company modified its revolving credit facility. The capacity of the credit facility has been increased from $300 million to $350 million. The facility will mature in April 2016. Interest rates on borrowings under the credit facility are at LIBOR plus a margin based on the Company’s leverage ratio. Currently, when fully drawn, the interest rate is at LIBOR plus 1.75%. During the second quarter, the credit facility was used to repay the Company’s $42.7 million balance on a term loan that would have matured in June 2012 and will be used for future liquidity needs.

The Company is in compliance with all of its debt covenants as of September 30, 2011.

Index

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended September 30, 2011:
Revenue from external customers	$213,886	$115,994	$33,871	$363,751
Intersegment revenue	7,296	4,981	571	12,848
Total revenue	$221,182	$120,975	$34,442	$376,599

Operating income (loss)	$33,581	$22,891	$(6,529)	$49,943
Interest expense	--	--	4,934	4,934
Earnings (loss) before income taxes	$33,581	$22,891	$(11,463)	$45,009

Three months ended September 30, 2010:
Revenue from external customers	$201,571	$109,331	$29,966	$340,868
Intersegment revenue	5,633	3,919	1,007	10,559
Total revenue	$207,204	$113,250	$30,973	$351,427

Operating income (loss)	$32,150	$20,036	$(4,426)	$47,760
Interest expense	--	--	5,224	5,224
Earnings (loss) before income taxes	$32,150	$20,036	$(9,650)	$42,536

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Nine months ended September 30, 2011:
Revenue from external customers	$632,513	$360,003	$97,915	$1,090,431
Intersegment revenue	21,839	19,035	1,664	42,538
Total revenue	$654,352	$379,038	$99,579	$1,132,969

Operating income (loss)	$98,685	$69,886	$(20,698)	$147,873
Interest expense	--	--	14,919	14,919
Earnings (loss) before income taxes	$98,685	$69,886	$(35,617)	$132,954

Nine months ended September 30, 2010:
Revenue from external customers	$586,529	$321,769	$80,615	$988,913
Intersegment revenue	16,424	12,416	1,730	30,570
Total revenue	$602,953	$334,185	$82,345	$1,019,483

Operating income (loss)	$92,557	$59,024	$(18,020)	$133,561
Interest expense	--	--	15,490	15,490
Earnings (loss) before income taxes	$92,557	$59,024	$(33,510)	$118,071

5.	Inventories

At September 30, 2011 and December 31, 2010, inventories included finished and in-process products totaling $278.7 million and $261.6 million, respectively, and raw materials and supplies of $123.3 million and $130.6 million, respectively.

Index

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$605	$473	$1,818	$1,417
Interest cost	725	720	2,178	2,147
Expected return on plan assets	(371)	(332)	(1,111)	(986)
Amortization of prior service cost	811	753	2,434	2,259
Amortization of actuarial loss	336	118	1,008	354

Defined benefit expense	$2,106	$1,732	$6,327	$5,191

7.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Net earnings	$31,997	$29,217	$91,898	$81,369
Currency translation adjustments	(63,394)	61,110	(16,373)	(11,441)
Net unrealized loss on cash flow hedges	(506)	390	(1,001)	279

Net comprehensive (loss) income	$(31,903)	$90,717	$74,524	$70,207

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $19.9 million and $10.1 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2011, and December 31, 2010, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are also not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (“OCI”). As of September 30, 2011, and December 31, 2010, the total value of the Company’s Euro and Swiss Franc debt was $107.4 million and $106.5 million, respectively.  For the three and nine months ended September 30, 2011, the impact of foreign exchange rates on these debt instruments decreased debt by $8.9 million and increased debt by $0.9 million, respectively, and these amounts have been recorded as foreign currency translation in OCI.

Index

9.	Income Taxes

The effective income tax rates for the quarters ended September 30, 2011 and 2010 were 28.9% and 31.3%, respectively. For the nine months ended September 30, 2011 and 2010, the effective income tax rates were 30.9% and 31.1%, respectively. The effective tax rates in both 2011 and 2010 were reduced by changes in estimates associated with the finalization of prior year foreign and domestic tax items.

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries.  The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads held a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries.  The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf.  The Company has appealed these adverse decisions of the Circuit Court.

Crossroads asserted a claim against the Company for money damages in an undetermined amount.  Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads’ rights as lienholder.  The Circuit Court denied Crossroads’ claims for money damages against the Company.  Crossroads has appealed this decision of the Circuit Court.

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

Opening briefs on the appeals by the Company and by Crossroads have been filed. Responsive briefing is scheduled to be completed by November 25, 2011. The appellate court will then decide whether, and if so when, to grant oral argument.

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

While trial of the matter was originally set for October 31, 2011, the trial date has been vacated because the S.A.M. plaintiffs’ counsel has obtained new employment and can no longer represent the plaintiffs. The S.A.M plaintiffs are currently seeking new counsel, and once they have obtained counsel the court will set a new trial date and a new date for a mandatory settlement conference.

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

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest.  On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT will respond to the amended pleadings at a hearing on November 9, 2011. No trial date has been set.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Index

11.	Subsequent Events

In October 2011, the Company acquired the remaining outstanding stock in Les Colorants Wackherr do Brasil (“Les Colorants”), a distributor of cosmetic ingredients in Brazil for $6.8 million. Prior to the agreement, the Company had a non-controlling interest in Les Colorants. ASC 805, Business Combinations, requires that upon acquiring a controlling interest, the acquirer remeasure its previously held interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The Company is in the process of revaluing its previously held interest in Les Colorants and anticipates that the revaluation will result in an after-tax gain between $3 million and $4 million, which will be recognized in earnings in the fourth quarter of 2011.

Also, the Company announced its intent to improve the profitability and efficiency of selected foreign operations. The Company expects to recognize a pretax charge of approximately $4 million in the fourth quarter of 2011.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue was $363.8 million for the quarter ended September 30, 2011, an increase of 6.7% from $340.9 million recorded in the prior year’s third quarter.  For the nine months ended September 30, 2011, revenue was $1.1 billion, an increase of 10.3% from $988.9 million reported in the prior year’s period.  The impact of foreign exchange rates increased consolidated revenue by 3.8% and 3.7% in the quarter and nine months ended September 30, 2011, respectively.  Revenue for the Flavors & Fragrances segment increased 6.7% and 8.5% for the three and nine months ended September 30, 2011, respectively, from the comparable periods last year.  Color segment revenue increased 6.8% and 13.4% for the third quarter and nine months ended September 30, 2011, respectively, from the comparable periods last year.  Corporate and Other revenue increased 11.2% and 20.9% for the three and nine months ended September 30, 2011, respectively, from the comparable periods last year.  Additional information on segment results can be found in the Segment Information section.

The gross profit margin increased 30 basis points to 31.5% for the quarter ended September 30, 2011, from 31.2% for the same period in 2010.  For the nine months ended September 30, 2011, the gross profit margin increased 30 basis points to 31.3% from 31.0% in the comparable period in 2010.  Higher selling prices and favorable product mix more than offset the impact of higher costs for both the quarter and nine months ended September 30, 2011.

Selling and administrative expenses as a percent of revenue were 17.8% and 17.2% in the quarters ended September 30, 2011 and 2010, respectively.  The 2010 third quarter included a $1.5 million insurance recovery which reduced the percent of revenue by 40 basis points in that period.  The remaining 20 basis point increase in 2011 was primarily due to higher employee costs, including increases in sales and technical staff, and normal inflationary increases, partially offset by the impact of higher revenue.  For the nine months ended September 30, 2011 and 2010, selling and administrative expenses as a percent of revenue were 17.8% and 17.5%, respectively.  The year-to-date increase in selling and administrative expenses as a percent of revenue was primarily due to the prior year insurance recovery, higher employee costs, including the increases in sales and technical staff, and inflationary increases, partially offset by the impact of higher revenue.

Third quarter operating income increased 4.6% to $49.9 million from $47.8 million reported in the prior year’s quarter.  Operating income was $147.9 million for the nine months ended September 30, 2011, an increase of 10.7% from $133.6 million reported in the comparable period of 2010.  The impact of foreign exchange rates increased operating income by 3.8% and 4.2% in the quarter and nine months ended September 30, 2011, respectively.  The changes in operating income were due to the revenue, gross profit margin and expense changes discussed above.  Additional information can be found in the Segment Information section.

Interest expense for the third quarter of 2011 decreased 5.6% to $4.9 million from $5.2 million in the prior year’s quarter.  Interest expense decreased 3.7% to $14.9 million for the nine months ended September 30, 2011, from $15.5 million in the same period in 2010.  In both the three and nine months ended September 30, 2011, the impact of lower average debt balances outstanding was partially offset by slightly higher interest rates.

The effective income tax rates were 28.9% and 31.3% for the quarters ended September 30, 2011 and 2010, respectively.  The effective income tax rates were 30.9% and 31.1% for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rates in both 2011 and 2010 were reduced by changes in estimates associated with the finalization of prior year foreign and domestic tax items.  The Company expects the effective tax rate for the remainder of 2011 to be approximately 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment in the third quarter of 2011 was $221.2 million, an increase of 6.7% from $207.2 million reported in last year’s third quarter.   The increase was primarily due to higher revenue in North America ($6.2 million) and Europe ($1.1 million) combined with the favorable impact of foreign exchange rates ($6.5 million).  Both of these regions reported higher selling prices and North America also benefited from increased volumes.

Index

For the quarter ended September 30, 2011, operating income increased 4.5% to $33.6 million from $32.2 million in the prior year’s comparable period.  The increase was primarily attributable to higher profit in North America ($2.7 million) and the favorable impact of foreign exchange rates ($0.7 million).  These increases were partially offset by lower profit in Europe ($1.0 million) and Latin America ($0.9 million).  The higher profit in North America was primarily related to the increased selling prices and favorable product mix, partially reduced by higher costs.  The lower profits in Europe and Latin America were primarily due to higher costs, partially reduced by increased selling prices.  Operating income as a percent of revenue was 15.2% and 15.5% for the third quarters of 2011 and 2010, respectively.

For the nine months ended September 30, 2011, revenue for the Flavors & Fragrances segment was up 8.5% to $654.4 million from $603.0 million in the prior year period.  The increase in revenue was primarily due to higher revenue in North America ($20.0 million) and in Europe ($12.5 million) combined with the favorable impact of foreign exchange rates ($18.3 million).  The higher revenue in both North America and Europe was due to both higher selling prices and higher volumes.

Operating income was $98.7 million for the nine months ended September 30, 2011, an increase of 6.6% from $92.6 million in the comparable period in 2010.  The increase in operating income was primarily related to higher profit in North America ($6.3 million) and the favorable impact of foreign exchange rates ($2.4 million).  These increases were partially offset by lower profit in Latin America ($2.3 million) due to higher costs, partially offset by increased selling prices.  The higher profits in North America were primarily due to higher selling prices and favorable product mix, partially offset by higher costs.

Color –
Revenue for the Color segment in the third quarter of 2011 increased 6.8% to $121.0 million from $113.3 million reported in the prior year’s third quarter.  The increase in revenue was due to the favorable impact of foreign exchange rates ($4.8 million) and higher sales of food and beverage colors ($2.9 million).  The higher sales of food and beverage colors were primarily due to an increase in selling prices.

Operating income for the quarter ended September 30, 2011, was $22.9 million, an increase of 14.2% from the $20.0 million reported in the comparable period last year.  The increase was primarily due to higher profit on sales of non-food colors ($1.8 million) and the favorable impact of foreign exchange rates ($0.9 million).  The higher profits on sales of non-food colors were primarily driven by favorable product mix and lower costs.  Operating income as a percent of revenue increased to 18.9% in the third quarter of 2011 compared to 17.7% in the prior year’s quarter.

The Color segment revenue increased 13.4% to $379.0 million for the nine months ended September 30, 2011, from $334.2 million in the comparable period of 2010.  The increase was due to higher sales of food and beverage colors ($19.9 million) and non-food colors ($11.3 million) combined with the favorable impact of foreign exchange rates ($13.7 million).  The increase in sales of food and beverage colors was due to both higher volumes and selling prices.  The higher sales of non-food colors were primarily due to increased volumes.

Operating income was $69.9 million for the first nine months of 2011, an increase of 18.4% from $59.0 million reported for the first nine months of 2010.  The increase was primarily due to the higher profit on sales of non-food colors ($5.5 million) and food and beverage colors ($2.7 million) combined with the favorable impact of foreign exchange rates ($2.7 million).  The higher profit on sales of non-food colors was primarily related to the increase in volumes and favorable product mix.  The higher profit on sales of food and beverage colors was primarily due to the increased revenue discussed above, partially offset by higher costs.  Operating income as a percent of revenue was 18.4%, up from 17.7% in the prior year’s first nine months.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital improved to 23.8% as of September 30, 2011, from 26.2% as of December 31, 2010.  The improvement was due to lower outstanding debt balances and higher equity.

Net cash provided by operating activities was $106.6 million for the nine months ended September 30, 2011, compared to $110.5 million for the comparable period last year.  The decrease in cash provided by operating activities was primarily due to an increase in cash required to fund working capital increases, partially offset by higher net earnings in the first nine months of 2011 compared to the same period in 2010.

Index

Net cash used in investing activities was $44.3 million and $32.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Capital expenditures were $44.1 million and $33.0 million for the year-to-date periods ended September 30, 2011 and 2010, respectively.

Net cash used in financing activities was $57.2 million in the first nine months of 2011 and $77.6 million in the comparable period of 2010.  The decrease primarily related to lower net repayments on debt in the first nine months of 2011 due to the increase in capital expenditures and the lower level of cash provided by operating activities.  In the first nine months of 2011, net repayments on debt were $28.8 million compared to $61.9 million for the first nine months of 2010.  For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates.  Dividends of $31.5 million and $29.1 million were paid during the nine months ended September 30, 2011 and 2010, respectively, reflecting the Company’s higher dividend of $0.63 per share in the first nine months of 2011 compared to $0.59 per share in the same period in 2010.  In the first nine months of 2011 and 2010, the Company’s cash provided from operations was able to fund capital expenditures, pay dividends and reduce outstanding debt.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2011.  For additional information about contractual obligations, refer to pages 25 and 26 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2011.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2011.  For additional information about critical accounting policies, refer to pages 23 and 24 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2011.  For additional information about market risk, refer to pages 24 and 25 of the Company’s 2010 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934.  Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Index

Change in Internal Control Over Financial Reporting: There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2011, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; and the matters discussed above under Part I, Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries.  The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads held a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries.  The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf.  The Company has appealed these adverse decisions of the Circuit Court.

Crossroads asserted a claim against the Company for money damages in an undetermined amount.  Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads’ rights as lienholder.  The Circuit Court denied Crossroads’ claims for money damages against the Company.  Crossroads has appealed this decision of the Circuit Court.

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

Opening briefs on the appeals by the Company and by Crossroads have been filed. Responsive briefing is scheduled to be completed by November 25, 2011. The appellate court will then decide whether, and if so when, to grant oral argument.

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

While trial of the matter was originally set for October 31, 2011, the trial date has been vacated because the S.A.M. plaintiffs’ counsel has obtained new employment and can no longer represent the plaintiffs. The S.A.M plaintiffs are currently seeking new counsel, and once they have obtained counsel the court will set a new trial date and a new date for a mandatory settlement conference.

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

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest.  On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT will respond to the amended pleadings at a hearing on November 9, 2011. No trial date has been set.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SENSIENT TECHNOLOGIES CORPORATION

Date: November 8, 2011	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President
General Counsel & Secretary

Date: November 8, 2011	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amended and Restated Executive Employment Contract of Kenneth P. Manning	Exhibit 10.1 to Form 8-K dated August 15, 2011

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X*

* Pursuant to Rule 406T of Regulation S-T this interactive data is deemed “furnished” and not “filed”.