Form 10-K
period 2011-12-31
SENSIENT TECHNOLOGIES CORP
filed 2012-02-27
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2011, was $1,829,709,405. For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 50,284,023 shares of Common Stock outstanding as of February 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2012 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2011 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies incorporated by reference from pages 19-20 of the Company’s 2011 Annual Report to Shareholders. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol "SXT." Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The Company can also be reached at its website at www.sensient.com. The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Standards of Conduct for International Employees, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, our Policy on Recovery of Incentive Compensation From Executives and our Directors and Officers Stock Ownership Guidelines are also available on the Company’s website, and are available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, the Standards of Conduct, the Code of Ethics or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

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

The Company's principal products include:

•	flavors, flavor enhancers and bionutrients;
•	fragrances and aroma chemicals;
•	dehydrated vegetables and other food ingredients;
•	natural and synthetic food and beverage colors;
•	cosmetic and pharmaceutical colors and additives; and
•	technical colors, inkjet colors and inks, and specialty dyes and pigments.

The Company's operations, except for the Asia Pacific and China Groups, are managed on a products-and-services basis. The Company's two reportable segments are the Flavors & Fragrances Group and the Color Group. The Asia Pacific and the China Groups are included in the “Corporate & Other” category, along with the Company’s corporate expenses. Financial information regarding the Company’s two reportable segments and the operations included within Corporate & Other is incorporated by reference to the information set forth on pages 36 through 38 of the Company’s 2011 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

Index

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

The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma and/or other characteristics to a broad range of consumer and other products. This Group includes the Company’s dehydrated flavors business, which produces ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and aroma chemicals. The Group serves food and non-food industries. In food industries, markets include savory, beverage, dairy, confectionery and bakery flavors. In non-food industries, the Group supplies fragrance products to the personal and home-care markets and supplies flavor products to the pharmaceuticals market.

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

The Flavors & Fragrances Group operates principally through the Company's subsidiaries Sensient Flavors LLC and Sensient Dehydrated Flavors LLC. The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Wisconsin, Belgium, Canada, China, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

Color Group

The Company is a developer, manufacturer and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages and pharmaceuticals; colors and other ingredients for cosmetics and pharmaceuticals; and technical colors for industrial applications and digital imaging.

The Company believes that it is one of the world's largest producers (by sales) of synthetic and natural colors, and that it is the world's largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals. The Company also makes inkjet inks and other dyes and pigments used in a variety of non-food applications.

The Color Group operates principally through the Company's subsidiary Sensient Colors LLC. The Group's principal manufacturing plants are located in California, Missouri, New Jersey, Brazil, Canada, Mexico, France, Germany, Hungary, Italy, Switzerland and the United Kingdom.

Index

The Color Group operates under the following trade names:

•	Sensient Food Colors (food and beverage colors);
•	Sensient Pharmaceutical Coating Systems (pharmaceutical colors and coatings);
•	Sensient Cosmetic Technologies (cosmetic colors and ingredients and systems); and
•	Sensient Industrial Colors (including paper colors; industrial colors for plastics, leather, wood stains, antifreeze and other uses; inkjet colors and inks; specialty inks; and display imaging).

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment and a complete range of synthetic and natural color products constitute the basis for its market leadership position.

Asia Pacific and China Groups

The Asia Pacific Group and the China Group focus on marketing the Company’s diverse product line in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing and technical functions are managed through the Asia Pacific Group's headquarters in Australia. Manufacturing operations are located in Australia, Japan, New Zealand and the Philippines. The Asia Pacific Group maintains offices for research and development, as well as sales, in India, Indonesia, Korea, Singapore and Thailand.

The China Group’s operations in China include the Group headquarters, a manufacturing facility and multiple sales and technical offices.

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

The Company's research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company's manufacturing activities. The Company employed 621 people in research and development, quality assurance, quality control and lab technician positions as of December 31, 2011.

Expenditures for research and development related to continuing operations in calendar year 2011 were $33.2 million, compared with $30.6 million in the year ended December 31, 2010, and $29.3 million in the year ended December 31, 2009. As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards. Certified sites include Flavors & Fragrances Group plants in the United States, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom, and Color Group plants in the United States, Mexico and the United Kingdom. The Flavors & Fragrances Group plant in Spain has also received additional certification through the ISO 14001 and 18001 quality standards.

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

Index

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

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments and natural food and beverage colors and on color systems. The Company also produces a diverse line of colors and ingredients for cosmetics and pharmaceutical applications, technical colors for industrial applications and specialty chemicals for digital imaging.

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

The Company believes that alternate sources of materials are generally available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

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

Index

Foreign Operations

The information appearing under the heading “Geographic Information” in Note 9 to the Consolidated Financial Statements of the Company, which appears on page 38 of the 2011 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses. The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2011, the Company employed 3,887 persons worldwide.

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

Item 1A. Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, and incorporated by reference in, this report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 15 through 22 of the 2011 Annual Report to Shareholders and “Forward Looking Statements” on page 22 of the 2011 Annual Report to Shareholders, the following factors should be considered:

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

We sell flavors, fragrances and colors which are used in foods, beverages, pharmaceuticals, cosmetics and other items for human consumption or contact. These products involve risks such as product contamination or spoilage, product tampering and other adulteration. We may be subject to liability if the consumption or use of our flavors, fragrances and colors, or products which incorporate ingredients we manufacture, cause injury, illness or death. In addition, we or our customers may need to recall products in the event of contamination or damage.

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

Index

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

Our facilities and products are subject to many laws and regulations relating to the processing, packaging, storage, distribution, quality and safety of food, drugs, cosmetics and other consumer products, inkjet inks and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency and other federal and state governmental agencies. We are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be costly and affect our operations. Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil remedies, fines and recalls of our products. Our customers, particularly those in the pharmaceutical industry, are also subject to laws and regulations which may impose costs on or create risk for us.

Index

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

World events, such as the conflict in Afghanistan, the situations in North Korea, Iran and elsewhere in the Middle East and the financial stresses in Europe, can adversely affect national, international and local economies. Economies can also be affected by natural disasters or by epidemics. Such events and conditions, as well as the current impairment of financial markets, high unemployment and constrained consumer spending, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations.

Index

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth information as to the principal properties of the Company and its subsidiaries. All properties are owned except as otherwise indicated below. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company's requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES
California
Carlsbad*	Color	Sales and R&D/inkjet products and specialty inks
Greenfield**	Flavors & Fragrances
Livingston (2)	Flavors & Fragrances	Production, R&D and field/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors, group headquarters/flavors & fragrances

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D, sales/food, cosmetic, pharmaceutical and technical colors, group headquarters/colors

New Jersey
South Plainfield*	Color	Production, R&D and sales/cosmetic colors

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL
Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors, group headquarters/Asia Pacific

Austria
Vienna*	Flavors & Fragrances	Sales/flavors

Index

INTERNATIONAL (continued)
Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production, R&D and sales/ingredients and flavors

Brazil
Jundiaí*	Color	Production, R&D and sales/food colors and flavors
São Paulo*	Color	Sales/cosmetic colors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production, R&D and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors and dehydrated flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

China
Beijing*	China	Sales/colors and flavors
Guangzhou*	China	Production, R&D and sales/flavors and food and pharmaceutical colors, group headquarters/China
Hong Kong	China	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	China	R&D and sales/colors and flavors

Colombia
Bogota*	Flavors & Fragrances	Sales/flavors and fragrances

Costa Rica
San Jose*	Flavors & Fragrances	Production and sales/flavors

Czech Republic
Prague*	Color	Sales/food colors

Denmark
Nyborg*	Flavors & Fragrances	Sales/flavors

Finland
Espoo	Flavors & Fragrances	Sales/flavors

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L'Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production, R&D and sales/flavor enhancers and extracts

Index

INTERNATIONAL (continued)
Germany
Bremen (2)	Flavors & Fragrances	Production, R&D and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Sales/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production, warehouse, R&D and sales/natural colors

Japan
Hitachi	Asia Pacific	Production/flavors and colors
Tokyo*	Asia Pacific	R&D and sales/flavors and colors

Korea
Seoul*	Asia Pacific	Sales/flavors, colors and specialty chemicals

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors and fragrances and essential oils

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden*	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances, cosmetic ingredients and color blending

Poland
Poznaň*	Color	Sales & warehouse/cosmetics
Warsaw*	Color	Sales/food colors
Warsaw*	Flavors	Sales/flavors

Index

INTERNATIONAL (continued)
Romania
Bucharest*	Flavors	Sales/flavors
Morazia*	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors, flavors and dehydrated flavors

South Africa
Johannesburg*	Color	Production, R&D and sales/food colors
Rivonia*	Flavors	Sales/flavors

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges*	Color	Production, R&D and sales/technical colors

Thailand
Bangkok (2)*	Asia Pacific	Production, R&D and sales/colors and flavors

Turkey
Istanbul	Flavors & Fragrances	Sales/flavors

Ukraine
Kiev*	Flavors & Fragrances	Sales/flavors

United Kingdom
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers
Kings Lynn*	Color	Production, R&D and sales/food colors and inkjet inks
Milton Keynes	Flavors & Fragrances	Production, R&D and sales/flavors and extracts
( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.
**	Production had ceased at indicated facility and property was sold in 2011.

Item 3. Legal Proceedings.
Commercial Litigation

Cherry Blossom Litigation

Cherry Blossom LLC, a Traverse City, Michigan contractor that had produced cherry products for the Company, ceased operations in May 2009. At the time, Cherry Blossom had physical possession of brined cherries belonging to the Company with a book value of approximately $0.5 million. Despite the Company’s demands, Cherry Blossom refused to permit the Company to take possession of the cherries for processing elsewhere.

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan, seeking an order for return of the cherries. Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries. The Circuit Court later held that Crossroads held a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.

Index

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

The Company and Crossroads have completed briefing on their respective appeals. The appellate court will now decide whether, and if so when, to grant oral argument. The appellate court is likely to make a decision regarding oral argument in early 2012.

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

Hubbell has moved the bankruptcy court to dismiss the Company’s adverse claims against him. Hubbell argued that the bankruptcy court should dismiss the Company’s adverse claims because the Company has not had to pay Crossroads money as a result of Crossroads’ claims against the Company. At a hearing on January 20th, 2012, the bankruptcy court denied Hubbell’s motion to dismiss and scheduled a trial for the third week of August, 2012.

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.

On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC ("SDF") in Greenfield, California, filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation ("Sensient") and SDF. A response to the complaint was filed on October 1, 2010. The suit sets out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October 2009, SDF was processing onions that allegedly caused an "onion taint" in the grapes and wine produced from the plaintiffs' vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF's effort to modify the Greenfield facility's use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed and then sold its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

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

Index

While trial of the matter was originally set for October 31, 2011, the trial date was vacated because the S.A.M. plaintiffs’ counsel obtained new employment and could no longer represent the plaintiffs. The S.A.M plaintiffs, after some delay and a threat of sanctions from the court, have obtained new counsel. A case management conference was held on February 17, 2012. The court set the case for jury trial to commence on April 23, 2012. The court also directed the parties to attend a settlement conference on March 9, although it is anticipated that this conference may be delayed until discovery is conducted.

Daito Kasei Kogyo Co. Ltd. v. Sensient Cosmetic Technologies SAS

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

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT responded to the amended pleadings confirming the extent of its losses at a hearing on November 9, 2011. At a hearing on February 1, 2012, SCT re-asserted its claims against Daito and again requested dismissal of Daito’s counter claims. No trial date has been set.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4. Mine Safety Disclosure.

Not Applicable

Index

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2012, are as follows:

Name	Age	Position
Kenneth P. Manning	70	Chairman, President and Chief Executive Officer
John F. Collopy	42	Vice President and Treasurer
Christopher M. Daniels	38	Vice President, Human Resources
John L. Hammond	65	Senior Vice President, General Counsel and Secretary
Richard F. Hobbs	64	Senior Vice President and Chief Financial Officer
Jeffrey T. Makal	48	Vice President, Controller & Chief Accounting Officer
Richard J. Malin	45	Assistant Controller
Paul Manning	37	President, Color Group
James P. McCarthy	59	President, Flavors & Fragrances Group
Stephen J. Rolfs	47	Vice President, Administration
Robert J. Wilkins	55	President, Asia Pacific Group

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows. Mr. Daniels has held his present office since July 22, 2010, and previously served as Assistant Treasurer (October 2008 – July 2010), Director, Treasury Services (February 2006 – October 2008) and Manager, Treasury & Risk (April 2005 – February 2006). Mr. Hammond was Vice President before being named Senior Vice President in December 2008. Mr. Hobbs was Vice President before being named Senior Vice President in December 2008. Mr. Makal has held his present office since July 22, 2010, and previously served as Vice President Taxation (December 2006 – July 2010) and Director Taxation (2000-2006). Mr. Paul Manning has held his present office since July 22, 2010, and previously served as General Manager, Colors – North America (November 2009 – July 2010) and General Manager, Food Colors – North America (June 2009 – November 2009). Mr. McCarthy has held his present office since July 22, 2010, and previously served as appointed President, Flavors & Fragrances Group (June 2009 – July 2010) and General Manager, Dairy Systems (September 2008 – June 2009). Mr. Rolfs has held his present position since July 22, 2010, and previously served as Vice President, Controller and Chief Accounting Officer (2001-2010). Mr. Wilkins has held his present position since April 23, 2009, and previously served as appointed President, Asia Pacific (2005-2009).

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange – Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2010 and 2011 appearing under “Common Stock Prices and Dividends” on page 44 of the 2011 Annual Report to Shareholders are incorporated by reference. In 2011, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased. On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares. As of February 21, 2012, 2,243,704 shares had been repurchased under the latter authorization. The Company did not repurchase any shares during the fourth quarter of 2011.

The number of shareholders of record on February 16, 2012 was 2,853.

On January 21, 2011, the Company announced an increase in its cash dividend on its common stock from an annual rate of 80 cents per share to an annual rate of 84 cents per share, commencing with the quarterly dividend paid on March 1, 2011, to shareholders of record on February 9, 2011.

Index

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this report.

The graph found on page 44 of the Company’s 2011 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard and Poor’s indices is incorporated by reference.

Item 6. Selected Financial Data.

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on page 45 of the 2011 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The information required by this item is set forth under “Management's Discussion & Analysis of Operations & Financial Condition” on pages 15 through 22 of the 2011 Annual Report to Shareholders and is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is set forth under “Market Risk Factors” on pages 20 and 21 of the 2011 Annual Report to Shareholders and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth on pages 23 through 41 and page 45 of the 2011 Annual Report to Shareholders and are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2011, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer, and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Management’s report on internal control over financial reporting, which appears on page 41 of the 2011 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting, set forth on page 43 of the 2011 Annual Report to Shareholders, is incorporated by reference.

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and officers and corporate governance matters including information regarding our Audit Committee and our Nominating and Corporate Governance Committees appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2012 (“Proxy Statement”), is incorporated by reference. Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11. Executive Compensation.

Information relating to compensation of directors and officers is incorporated by reference from the “Director Compensation and Benefits,” “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements” portions of the Proxy Statement. Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the heading “Committees of the Board of Directors” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the Proxy Statement is incorporated by reference. The discussion appearing under “Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Kenneth Manning is the father of Paul Manning. There are no other family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated. No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2011, through December 31, 2011, or in any such proposed transaction except as described under “Transactions With Related Persons” found in the Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company. These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Index

Item 14. Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

Page Reference in
1. Financial Statements	2011 Annual Report
to Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2011:

Reports of Independent Registered Public Accounting Firm	42-43

Consolidated Balance Sheets – December 31, 2011 and 2010	24

Consolidated Statements of Earnings – Years ended December 31, 2011, 2010 and 2009	23

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2011, 2010 and 2009	26

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009	25

Notes to Consolidated Financial Statements	27-40

Page Reference in
2. Financial Statement Schedule	Form 10-K

Report of Independent Registered Public Accounting Firm	20

Schedule II – Valuation and Qualifying Accounts	21

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 27, 2012. Such consolidated financial statements and reports are included in your 2011 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 27, 2012

Index

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2011, 2010, 2009

Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2009
Allowance for losses:	$4,295	$1,264	$0	$2,132	$3,427
Trade accounts receivable

2010
Allowance for losses:	$3,427	$1,326	$0	$754	$3,999
Trade accounts receivable

2011
Allowance for losses:	$3,999	$747	$0	$1,158	$3,588
Trade accounts receivable

(A) Accounts written off, net of recoveries.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary
Dated: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 27, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board, President	Director
and Chief Executive Officer

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Senior Vice President and	Director
Chief Financial Officer

/s/ Jeffrey T. Makal	/s/ Peter M. Salmon
Jeffrey T. Makal	Peter M. Salmon
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Elaine R. Wedral
Hank Brown	Elaine R. Wedral
Director	Director

/s/ Fergus M. Clydesdale	/s/ Essie Whitelaw
Fergus M. Clydesdale	Essie Whitelaw
Director	Director

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2011 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999, as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of July 22, 2010	Exhibit 3.2 to Current Report on Form 8-K dated July 22, 2011 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Amended and Restated Executive Employment Contract dated August 17, 2007, between Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated as of October 27, 2008, between the Company and Kenneth P. Manning (superseded)	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(a)(3)	Amended and Restated Executive Employment Contract dated as of February 5, 2009, between the Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 (Commission File No. 1-7626)

10.1(a)(4)	Amended and Restated Executive Employment Agreement Contract dated as of July 22, 2010, between the Company and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated July 22, 2010 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”) (superseded)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendments to Executive Change in Control Agreement (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2010 (Commission File No. 1-7626)

10.1(b)(3)	Form of Change of Control Employment and Severance Agreement		X

10.1(c)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2011 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(d)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(g)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)(1)	Directors Unfunded Retirement Plan, Amended and Restated as of January 1, 2009	Exhibit 10.1(i)(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2011 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(k)(1)	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.4(a) to Quarterly Report on Form 10-Q the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Executive Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(m)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(o)	Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)	Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A), as amended and restated effective as of January 1, 2005	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(s)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2011 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
10.1(t)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B), as amended and restated effective as of January 1, 2005	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives effective January 1, 2012	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Quarterly Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2011		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Filed Herewith
101.INS*	Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*The following financial information formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2011, December 31, 2010, and December 31, 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Shareholder’s Equity for the twelve months ended December 31, 2011, December 31, 2010, and December 31, 2009; (iv) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2011, December 31, 2010, and December 31, 2009; and (v) Notes to Consolidated Financial Statements.