Form 10-Q
period 2012-03-31
SENSIENT TECHNOLOGIES CORP
filed 2012-05-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, par value $0.10 per share	49,921,962

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,

	2012	2011

Revenue	$365,660	$349,686

Cost of products sold	250,328	241,979

Selling and administrative expenses	68,843	64,110

Operating income	46,489	43,597

Interest expense	4,406	4,850

Earnings before income taxes	42,083	38,747

Income taxes	13,177	12,332

Net earnings	$28,906	$26,415

Average number of common shares outstanding:
Basic	49,795	49,637

Diluted	50,016	49,818

Earnings per common share:
Basic	$.58	$.53

Diluted	$.58	$.53

Dividends per common share	$.21	$.21

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2012	2011

Comprehensive Income	$53,781	$58,034

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2012	December 31,
ASSETS	(Unaudited)	2011

CURRENT ASSETS:
Cash and cash equivalents	$13,349	$22,855
Trade accounts receivable, net	247,814	219,494
Inventories	418,056	414,449
Prepaid expenses and other current assets	54,571	50,072

TOTAL CURRENT ASSETS	733,790	706,870

OTHER ASSETS	38,070	38,730

INTANGIBLE ASSETS, NET	12,607	12,660

GOODWILL	453,854	444,365

PROPERTY, PLANT AND EQUIPMENT:
Land	53,322	52,271
Buildings	304,327	298,743
Machinery and equipment	688,651	674,011
Construction in progress	45,338	34,439
	1,091,638	1,059,464
Less accumulated depreciation	(628,556)	(607,925)
	463,082	451,539

TOTAL ASSETS	$1,701,403	$1,654,164

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$87,361	$93,851
Accrued salaries, wages and withholdings from employees	18,807	29,088
Other accrued expenses	59,865	56,985
Income taxes	10,667	4,377
Short-term borrowings	22,000	22,974

TOTAL CURRENT LIABILITIES	198,700	207,275

OTHER LIABILITIES	32,523	33,005

ACCRUED EMPLOYEE AND RETIREE BENEFITS	54,068	52,252

LONG-TERM DEBT	336,716	312,422

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	95,828	94,187
Earnings reinvested in the business	1,087,955	1,069,610
Treasury stock, at cost	(95,610)	(80,935)
Accumulated other comprehensive loss	(14,173)	(39,048)

TOTAL SHAREHOLDERS’ EQUITY	1,079,396	1,049,210

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,701,403	$1,654,164

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2012	2011
Cash flows from operating activities:
Net earnings	$28,906	$26,415
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,037	11,588
Share-based compensation	1,201	1,585
(Gain) / Loss on assets	(29)	80
Deferred income taxes	(191)	2,231
Changes in operating assets and liabilities	(32,946)	(13,486)

Net cash provided by operating activities	8,978	28,413

Cash flows from investing activities:
Acquisition of property, plant and equipment	(16,939)	(10,124)
Proceeds from sale of assets	32	-
Other investing activity	(94)	(60)

Net cash used in investing activities	(17,001)	(10,184)

Cash flows from financing activities:
Proceeds from additional borrowings	31,364	12,002
Debt payments	(11,613)	(23,131)
Purchase of treasury stock	(15,360)	-
Dividends paid	(10,561)	(10,487)
Proceeds from options exercised and other equity transactions	272	1,319

Net cash used in financing activities	(5,898)	(20,297)

Effect of exchange rate changes on cash and cash equivalents	4,415	1,833

Net decrease in cash and cash equivalents	(9,506)	(235)
Cash and cash equivalents at beginning of period	22,855	14,255

Cash and cash equivalents at end of period	$13,349	$14,020

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2012, and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires companies to disclose items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company has included Consolidated Condensed Statements of Comprehensive Income in this Form 10-Q. The adoption of this ASU had no impact on the Company’s financial condition or results of operations.

Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2011, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2012, and December 31, 2011, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.2 million and $0.4 million as of March 31, 2012, and December 31, 2011, respectively. The fair value of the investments based on March 31, 2012, and December 31, 2011, market quotes (Level 1 inputs) was an asset of $17.0 million and $17.4 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of March 31, 2012. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2012, was $336.7 million. The fair value of the long-term debt at March 31, 2012, was $359.0 million.

Index

3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended March 31, 2012:
Revenue from external customers	$204,400	$124,973	$36,287	$365,660
Intersegment revenue	10,331	6,299	889	17,519
Total revenue	$214,731	$131,272	$37,176	$383,179

Operating income (loss)	$29,065	$25,522	$(8,098)	$46,489
Interest expense	--	--	4,406	4,406
Earnings (loss) before income taxes	$29,065	$25,522	$(12,504)	$42,083

Three months ended March 31, 2011:
Revenue from external customers	$196,533	$118,897	$34,256	$349,686
Intersegment revenue	9,441	6,774	339	16,554
Total revenue	$205,974	$125,671	$34,595	$366,240

Operating income (loss)	$28,610	$22,347	$(7,360)	$43,597
Interest expense	--	--	4,850	4,850
Earnings (loss) before income taxes	$28,610	$22,347	$(12,210)	$38,747

Beginning in the first quarter of 2012, the results of operations for the Company’s flavors businesses in Central and South America, previously reported in the Flavors & Fragrances Group, are reported in the Corporate and Other segment. Results for 2011 have been restated to reflect this change.

4.	Inventories

At March 31, 2012, and December 31, 2011, inventories included finished and in-process products totaling $279.6 million and $282.1 million, respectively, and raw materials and supplies of $138.5 million and $132.4 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,

(In thousands)	2012	2011

Service cost	$636	$607
Interest cost	677	726
Expected return on plan assets	(359)	(370)
Amortization of prior service cost	493	812
Amortization of actuarial loss	189	336

Defined benefit expense	$1,636	$2,111

6.	Shareholders’ Equity

During the three months ended March 31, 2012, the Company repurchased 410,000 shares of common stock for an aggregate price of $15.4 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2011.

Index

7.	Derivative Instruments and Hedging Activity

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $26.4 million and $27.9 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2012, and December 31, 2011, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2012, and December 31, 2011, the total value of the Company’s Euro and Swiss Franc debt was $107.2 million and $98.9 million, respectively.  For the three months ended March 31, 2012, the impact of foreign exchange rates on these debt instruments increased debt by $3.4 million and has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for the three months ended March 31, 2012 and 2011, were 31.3% and 31.8%, respectively. The effective tax rates in both 2012 and 2011 were reduced by changes in estimates associated with the finalization of prior year tax items.

9.	Restructuring Charges

The Company recorded a restructuring charge of $4.8 million ($3.7 million net of tax) in the fourth quarter of 2011 related to a plan to improve the profitability and efficiency of selected operations. The restructuring charge mainly includes severance and other employee separation costs. During the three months ended March 31, 2012, approximately $0.9 million of payments have been applied to the restructuring reserve. As of March 31, 2012, the balance of the restructuring reserve was $0.9 million.

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

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company has opposed the bankruptcy petition to the extent Mr. Hubbell seeks a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.

Hubbell has moved the bankruptcy court to dismiss the Company’s adverse claims against him. Hubbell argued that the bankruptcy court should dismiss the Company’s adverse claims because the Company has not had to pay Crossroads money as a result of Crossroads’ claims against the Company. At a hearing on January 20, 2012, the bankruptcy court denied Hubbell’s motion to dismiss and scheduled a trial for the third week of August, 2012.

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.

On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC ("SDF") in Greenfield, California, filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation ("Sensient") and SDF. A response to the complaint was filed on October 1, 2010. The suit set out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October 2009, SDF was processing onions that allegedly caused an "onion taint" in the grapes and wine produced from the plaintiffs' vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF's effort to modify the Greenfield facility's use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed and then sold its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

This lawsuit followed an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the "Lohr lawsuit") brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December 2009, with an agreement that included SDF's abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr's substantial damage claims. The S.A.M. plaintiffs essentially copied, and sought to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs did not, however, receive any known assistance from Lohr.  Sensient and SDF believe the S.A.M. plaintiffs' claims are without merit and accordingly have resisted them.

While trial of the matter was originally set for October 31, 2011, the trial date was vacated because the S.A.M. plaintiffs’ counsel obtained new employment and could no longer represent the plaintiffs. The S.A.M plaintiffs, after some delay and a threat of sanctions from the court, obtained new counsel.   The new counsel immediately sought a quick and economical settlement of this matter.  In view of the anticipated costs and uncertainties of a jury trial, the Company elected to pursue a settlement.  Without admitting fault, and in exchange for full releases from all plaintiffs and a dismissal of the lawsuit with prejudice as to all defendants, the Company has made a nominal one-time payment to settle and dispose of this case.

Index

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

On January 26, 2011, Daito filed a response in a hearing of the Court in which it denied any liability for SCT's claims and asserted counter-claims of €1.6 million for unlawful termination of Daito's distributorship in Japan, unlawful termination of an alleged "agency contract" in Japan and SCT's cancellation of certain Daito orders in October 2010.

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT responded to the amended pleadings confirming the extent of its losses at a hearing on November 9, 2011. At a hearing on February 1, 2012, SCT re-asserted its claims against Daito and again requested dismissal of Daito’s counter-claims.  Alternatively, SCT requested that the Court sever the proceedings by separating Daito’s counter-claims from SCT’s claim and in addition find that Japanese law is applicable to the counter-claims. In submissions filed on April 11, 2012, Daito re-affirmed its position by arguing that it provided SCT adequate notice of termination, that SCT has overstated its damages and that its counter-claims are part of an overall dispute and should not be severed.  No trial date has been set.

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

OVERVIEW

Revenue for the first quarter of 2012 was $365.7 million, an increase of 4.6% from $349.7 million recorded in the prior year’s first quarter.  Revenue for the Flavors & Fragrances segment increased 4.3% for the first quarter of 2012, from the comparable quarter last year.  Color segment revenue increased 4.5% for the three months ended March 31, 2012, from the comparable period last year.  Corporate and Other revenue increased 7.5% for the quarter ended March 31, 2012, from the comparable period last year.  The impact of foreign exchange rates decreased consolidated revenue by approximately two percent in the quarter ended March 31, 2012.  Additional information on group results can be found in the Segment Information section.

The gross profit margin increased 70 basis points to 31.5% for the quarter ended March 31, 2012, from 30.8% for the same period in 2011.  The impact of higher selling prices more than offset the increase in raw material costs.  In addition, favorable product mix also increased the gross profit margin in the first quarter of 2012.

Selling and administrative expenses as a percent of revenue were 18.8% and 18.3% in the quarters ended March 31, 2012 and 2011, respectively.  Higher employee costs, including the addition of sales and technical personnel, higher performance-based compensation and increased legal and other professional fees were the primary drivers of the increase.  The Company has invested in sales and technical staff to expand into new markets in Eastern Europe and now into Central and South America.

Operating income for the first quarter of 2012 increased 6.6% to $46.5 million from $43.6 million for the quarter ended March 31, 2011.  The impact of foreign exchange rates decreased operating income by approximately two percent in the quarter ended March 31, 2012.  Additional information can be found in the Segment Information section.

Interest expense for the first quarter of 2012 and 2011 was $4.4 million and $4.9 million, respectively.  The decrease is primarily due to a lower average interest rate in the quarter ended March 31, 2012.

The effective income tax rates were 31.3% and 31.8% for the quarters ended March 31, 2012 and 2011, respectively.  The effective tax rates in both 2012 and 2011 were reduced by changes in estimates associated with the finalization of prior year tax items.  The Company expects the effective tax rate for the remainder of 2012 to be between 32% and 33%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

SEGMENT INFORMATION

Beginning in the first quarter of 2012, the results of operations for the Company’s flavors businesses in Central and South America are reported in the Corporate and Other segment. Previously, these results were included in the Flavors & Fragrances segment. Results for 2011 have been restated to reflect this change.

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $214.7 million in the first quarter of 2012, an increase of 4.3% from $206.0 million last year.  The increase was primarily due to higher revenue in North America ($11.3 million) and Mexico ($1.0 million) partially reduced by the unfavorable impact of foreign exchange rates ($3.8 million).  The higher revenue in both North America and Mexico was primarily due to higher volumes.

Operating income was $29.1 million for the quarter ended March 31, 2012, compared to $28.6 million in the comparable period in 2011.  The increase was primarily attributable to higher profit on the volume increases in North America ($1.7 million) and Mexico ($0.4 million), partially offset by lower profit in Europe ($1.2 million) and the unfavorable impact of foreign exchange rates ($0.4 million).  The decrease in Europe was driven by the higher costs, including expansion of our sales and technical staff.  Operating income as a percent of revenue was 13.5% and 13.9% for the quarters ended March 31, 2012 and 2011, respectively.

Index

Color –
Revenue for the Color segment for the first quarter of 2012 was $131.3 million, an increase of 4.5% from the $125.7 million reported in the prior year’s first quarter.  The increase in revenue was due to higher sales of food and beverage colors ($2.8 million) and higher sales of non-food colors ($5.1 million), partially reduced by the unfavorable impact of foreign exchange rates ($3.0 million).  The higher sales of food and beverage colors were due to increases in volumes and selling prices.  The increase in sales of non-food colors was primarily due to higher volumes, particularly in the inks businesses.

Operating income for the quarter ended March 31, 2012, was $25.5 million, an increase of 14.2% from the $22.3 million reported in the comparable period last year.  The increase was due to higher profit in food and beverage colors ($2.5 million) and higher profit in non-food colors ($1.1 million), partially reduced by the unfavorable impact of foreign exchange rates ($0.6 million).  The higher profit in both food and beverage colors and non-food colors was primarily driven by higher volumes and selling prices as discussed above.  Operating income as a percent of revenue was 19.4%, an increase of 160 basis points from the prior year’s quarter.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 24.9% and 24.2% as of March 31, 2012, and December 31, 2011, respectively.  The increase was due to higher debt at March 31, 2012, partially reduced by higher total equity.  Debt increases are discussed below.

Net cash provided by operating activities was $9.0 million and $28.4 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease in cash provided by operating activities was primarily due to higher cash required to fund an increase in working capital.  The increase in working capital was primarily driven by higher accounts receivables related to a larger increase in sales in the first quarter of 2012 from the fourth quarter of 2011 compared to same time frame one year ago.

Net cash used in investing activities was $17.0 million and $10.2 million for the three months ended March 31, 2012 and 2011, respectively.  Capital expenditures were $16.9 million and $10.1 million for the quarters ended March 31, 2012 and 2011, respectively.

Net cash used in financing activities was $5.9 million in the first three months of 2011 and $20.3 million in the comparable period of 2011.  The cash required to fund the increase in working capital and higher capital expenditures combined with a repurchase of Company stock of $15.4 million in the first quarter of 2012 caused the Company to increase debt by a net amount of $19.8 million compared to $11.1 million of net repayments of debt in the first quarter of 2011.  For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates.  Dividends of $10.6 million and $10.5 million were paid during the three months ended March 31, 2012 and 2011, respectively.  Dividends were 21 cents per share for both the first quarters of 2012 and 2011.  The Company announced an increase in its quarterly dividend rate to 22 cents per share for the payment to be made in the second quarter of 2012.

The Company’s financial position remains strong.  The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures, stock repurchases, if any, and dividend payments to shareholders.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2012.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2012.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2012.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2012.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2012, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company has opposed the bankruptcy petition to the extent Mr. Hubbell seeks a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.

Hubbell has moved the bankruptcy court to dismiss the Company’s adverse claims against him. Hubbell argued that the bankruptcy court should dismiss the Company’s adverse claims because the Company has not had to pay Crossroads money as a result of Crossroads’ claims against the Company. At a hearing on January 20, 2012, the bankruptcy court denied Hubbell’s motion to dismiss and scheduled a trial for the third week of August, 2012.

Index

S.A.M. (Amaral) v. Sensient Technologies Corp., et al.

On August 5, 2010, the owners and operators of a 135-acre vineyard near the dehydration facility formerly operated by Sensient Dehydrated Flavors, LLC ("SDF") in Greenfield, California, filed a lawsuit in California state court in Monterey, California. The lawsuit names as defendants both Sensient Technologies Corporation ("Sensient") and SDF. A response to the complaint was filed on October 1, 2010. The suit set out claims for nuisance per se, trespass and negligence per se and alleges almost a million dollars in losses plus punitive damages, all based on the fact that, between the summer of 2007 and early October 2009, SDF was processing onions that allegedly caused an "onion taint" in the grapes and wine produced from the plaintiffs' vineyard. While SDF had an air permit covering its operations, its Monterey County use permit specifically named only chili peppers, celery and parsley, but not onions, as commodities that could be dehydrated at the Greenfield facility. SDF's effort to modify the Greenfield facility's use permit to specifically include the processing of onions was blocked by local vineyard owners. SDF has since closed and then sold its Greenfield facility and consolidated its onion dehydration operations at its fully-permitted and more efficient facility at Livingston, California.

This lawsuit followed an earlier lawsuit (J. Lohr Vineyards and Wines v. Sensient Technologies) (the "Lohr lawsuit") brought by a larger, adjacent landowner. The Lohr lawsuit was settled in December 2009, with an agreement that included SDF's abandonment of onion processing at its Greenfield facility but did not require the payment of any settlement amount to Lohr despite Lohr's substantial damage claims. The S.A.M. plaintiffs essentially copied, and sought to rely upon, the factual allegations and expert analyses developed in the Lohr lawsuit before a settlement was reached. The S.A.M. plaintiffs did not, however, receive any known assistance from Lohr.  Sensient and SDF believe the S.A.M. plaintiffs' claims are without merit and accordingly have resisted them.

While trial of the matter was originally set for October 31, 2011, the trial date was vacated because the S.A.M. plaintiffs’ counsel obtained new employment and could no longer represent the plaintiffs. The S.A.M plaintiffs, after some delay and a threat of sanctions from the court, obtained new counsel.   The new counsel immediately sought a quick and economical settlement of this matter.  In view of the anticipated costs and uncertainties of a jury trial, the Company elected to pursue a settlement.  Without admitting fault, and in exchange for full releases from all plaintiffs and a dismissal of the lawsuit with prejudice as to all defendants, the Company has made a nominal one-time payment to settle and dispose of this case.

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

On January 26, 2011, Daito filed a response in a hearing of the Court in which it denied any liability for SCT's claims and asserted counter-claims of €1.6 million for unlawful termination of Daito's distributorship in Japan, unlawful termination of an alleged "agency contract" in Japan and SCT's cancellation of certain Daito orders in October 2010.

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT responded to the amended pleadings confirming the extent of its losses at a hearing on November 9, 2011. At a hearing on February 1, 2012, SCT re-asserted its claims against Daito and again requested dismissal of Daito’s counter-claims.  Alternatively, SCT requested that the Court sever the proceedings by separating Daito’s counter-claims from SCT’s claim and in addition find that Japanese law is applicable to the counter-claims. In submissions filed on April 11, 2012, Daito re-affirmed its position by arguing that it provided SCT adequate notice of termination, that SCT has overstated its damages and that its counter-claims are part of an overall dispute and should not be severed.  No trial date has been set.

Index

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of shares by the Company during the first quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

January 1 to 31, 2012	-	$-	-	2,987,010
February 1 to 29, 2012	290,000	$37.97	290,000	2,697,010
March 1 to 31, 2012	120,000	$36.25	120,000	2,577,010

Total	410,000	$37.46	410,000

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 8, 2012	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date:	May 8, 2012	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	2012 Non-Employee Directors Stock Plan		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X