Form 10-Q
period 2012-06-30
SENSIENT TECHNOLOGIES CORP
filed 2012-08-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1-7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, par value $0.10 per share	49,908,929

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenue	$367,777	$376,994	$733,437	$726,680

Cost of products sold	247,822	257,851	498,150	499,830

Selling and administrative expenses	65,657	64,810	134,500	128,920

Operating income	54,298	54,333	100,787	97,930

Interest expense	4,347	5,135	8,753	9,985

Earnings before income taxes	49,951	49,198	92,034	87,945

Income taxes	15,046	15,712	28,223	28,044

Net earnings	$34,905	$33,486	$63,811	$59,901

Average number of common shares outstanding:
Basic	49,537	49,753	49,656	49,696

Diluted	49,771	49,947	49,884	49,883

Earnings per common share:
Basic	$0.70	$0.67	$1.29	$1.21

Diluted	$0.70	0.67	$1.28	$1.20

Dividends per common share	$0.22	$0.21	$0.43	$0.42

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Comprehensive Income	$2,579	$48,393	$56,360	$106,427

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2012 (Unaudited)	December 31, 2011

CURRENT ASSETS:
Cash and cash equivalents	$12,055	$22,855
Trade accounts receivable, net	242,855	219,494
Inventories	413,025	414,449
Prepaid expenses and other current assets	53,755	50,072
TOTAL CURRENT ASSETS	721,690	706,870

OTHER ASSETS	37,783	38,730
INTANGIBLE ASSETS, NET	11,946	12,660
GOODWILL	440,610	444,365
PROPERTY, PLANT AND EQUIPMENT:
Land	51,684	52,271
Buildings	311,114	298,743
Machinery and equipment	685,475	674,011
Construction in progress	51,319	34,439
	1,099,592	1,059,464
Less accumulated depreciation	(627,564)	(607,925)
	472,028	451,539

TOTAL ASSETS	$1,684,057	$1,654,164

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$91,166	$93,851
Accrued salaries, wages and withholdings from employees	22,374	29,088
Other accrued expenses	50,060	56,985
Income taxes	4,870	4,377
Short-term borrowings	17,789	22,974
TOTAL CURRENT LIABILITIES	186,259	207,275

OTHER LIABILITIES	31,756	33,005
ACCRUED EMPLOYEE AND RETIREE BENEFITS	54,924	52,252
LONG-TERM DEBT	340,048	312,422
SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	96,954	94,187
Earnings reinvested in the business	1,111,873	1,069,610
Treasury stock, at cost	(96,654)	(80,935)
Accumulated other comprehensive loss	(46,499)	(39,048)
TOTAL SHAREHOLDERS’ EQUITY	1,071,070	1,049,210
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,684,057	$1,654,164

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2012	2011

Cash flows from operating activities:
Net earnings	$63,811	$59,901
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	24,453	23,474
Share-based compensation	2,425	2,345
(Gain) Loss on assets	(1,047)	294
Deferred income taxes	338	3,882
Changes in operating assets and liabilities	(40,863)	(23,061)

Net cash provided by operating activities	49,117	66,835

Cash flows from investing activities:
Acquisition of property, plant and equipment	(47,847)	(23,758)
Proceeds from sale of assets	1,321	2
Other investing activity	(124)	(155)

Net cash used in investing activities	(46,650)	(23,911)

Cash flows from financing activities:
Proceeds from additional borrowings	47,605	43,406
Debt payments	(23,435)	(71,878)
Purchase of treasury stock	(17,104)	-
Dividends paid	(21,548)	(21,001)
Proceeds from options exercised and other equity transactions	873	2,754

Net cash used in financing activities	(13,609)	(46,719)

Effect of exchange rate changes on cash and cash equivalents	342	3,837

Net (decrease) increase in cash and cash equivalents	(10,800)	42
Cash and cash equivalents at beginning of period	22,855	14,255

Cash and cash equivalents at end of period	$12,055	$14,297

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2012, and December 31, 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Expenses are charged to operations in the year incurred.  However, for interim reporting purposes, certain expenses, primarily depreciation expense, are charged to operations based on a proportionate share of estimated annual amounts rather than as they are actually incurred. In interim periods, depreciation expense is estimated using actual depreciation on fixed assets that have been placed in service at the beginning of the year, combined with an estimate of depreciation expense on expected current year additions.

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires companies to disclose items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company has included Consolidated Condensed Statements of Comprehensive Income in this Form 10-Q. The primary difference between the Company’s net earnings and comprehensive income is the impact of foreign currency translation that is included in Other Comprehensive Income. The adoption of this ASU had no impact on the Company’s financial condition or results of operations.

Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2011, for additional details regarding the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2012 and December 31, 2011, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and $0.4 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the investments based on June 30, 2012, and December 31, 2011, market quotes (Level 1 inputs) was an asset of $16.7 million and $17.4 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of June 30, 2012. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2012, was $340.0 million. The fair value of the long-term debt at June 30, 2012, was $361.7 million.

Index

3.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended June 30, 2012:
Revenue from external customers	$208,940	$121,158	$37,679	$367,777
Intersegment revenue	9,978	6,761	798	17,537
Total revenue	$218,918	$127,919	$38,477	$385,314

Operating income (loss)	$33,459	$25,949	$(5,110)	$54,298
Interest expense	--	--	4,347	4,347
Earnings (loss) before income taxes	$33,459	$25,949	$(9,457)	$49,951

Three months ended June 30, 2011:
Revenue from external customers	$216,359	$125,112	$35,523	$376,994
Intersegment revenue	9,464	7,280	754	17,498
Total revenue	$225,823	$132,392	$36,277	$394,492

Operating income (loss)	$35,875	$24,648	$(6,190)	$54,333
Interest expense	--	--	5,135	5,135
Earnings (loss) before income taxes	$35,875	$24,648	$(11,325)	$49,198

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Six months ended June 30, 2012:
Revenue from external customers	$413,341	$246,131	$73,965	$733,437
Intersegment revenue	20,308	13,060	1,688	35,056
Total revenue	$433,649	$259,191	$75,653	$768,493

Operating income (loss)	$62,524	$51,471	$(13,208)	$100,787
Interest expense	--	--	8,753	8,753
Earnings (loss) before income taxes	$62,524	$51,471	$(21,961)	$92,034

Six months ended June 30, 2011:
Revenue from external customers	$412,891	$244,009	$69,780	$726,680
Intersegment revenue	18,906	14,054	1,092	34,052
Total revenue	$431,797	$258,063	$70,872	$760,732

Operating income (loss)	$64,485	$46,995	$(13,550)	$97,930
Interest expense	--	--	9,985	9,985
Earnings (loss) before income taxes	$64,485	$46,995	$(23,535)	$87,945

Beginning in the first quarter of 2012, the results of operations for the Company’s flavors businesses in Central and South America are reported in the Corporate and Other segment. This change was made to give management greater insight into the Company’s flavor operations in this growing region.  Previously, these results were included in the Flavors and Fragrances segment. Results for 2011 have been restated to reflect this change.

Index

4.	Inventories

At June 30, 2012 and December 31, 2011, inventories included finished and in-process products totaling $283.9 million and $282.1 million, respectively, and raw materials and supplies of $129.1 million and $132.4 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Service cost	$635	$606	$1,271	$1,213
Interest cost	675	727	1,352	1,453
Expected return on plan assets	(358)	(370)	(717)	(740)
Amortization of prior service cost	493	811	986	1,623
Amortization of actuarial loss	188	336	377	672

Defined benefit expense	$1,633	$2,110	$3,269	$4,221

6.	Shareholders’ Equity

During the three and six months ended June 30, 2012, the Company repurchased 50,000 and 460,000 shares of common stock, respectively, for an aggregate price of $1.7 million and $17.1 million, respectively. The Company did not repurchase any shares of its common stock during the three or six months ended June 30, 2011.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $17.8 million and $27.9 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2012, and December 31, 2011, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are also not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (“OCI”). As of June 30, 2012, and December 31, 2011, the total value of the Company’s Euro and Swiss Franc debt was $101.8 million and $98.9 million, respectively.  For the three and six months ended June 30, 2012, the impact of foreign exchange rates on these debt instruments decreased debt by $5.4 million and $2.0 million, respectively, and these amounts have been recorded as foreign currency translation in OCI.

Index

8.	Income Taxes

The effective income tax rates for the quarters ended June 30, 2012 and 2011 were 30.1% and 31.9%, respectively. For the six months ended June 30, 2012 and 2011, the effective income tax rates were 30.7% and 31.9%, respectively. The effective tax rates in both 2012 and 2011 were reduced by changes in estimates associated with the finalization of prior year foreign and domestic tax items. In addition, the 2012 rate in the quarter and six-month period includes a change in estimate of the Company’s current year effective tax rate.

9.	Restructuring Charges

The Company recorded a restructuring charge of $4.8 million ($3.7 million net of tax) in the fourth quarter of 2011 related to a plan to improve the profitability and efficiency of selected operations. The restructuring charge mainly includes severance and other employee separation costs. During the three and six months ended June 30, 2012, approximately $0.5 million and $1.4 million of payments, respectively, have been applied to the restructuring reserve. As of June 30, 2012, the balance of the restructuring reserve was $0.4 million.

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan, seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads had a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.

Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads’ rights as lienholder. The Circuit Court denied Crossroads’ claims for money damages against the Company.  Crossroads has appealed this adverse decision of the Circuit Court.

The Company and Crossroads completed briefing on their respective appeals on January 6, 2012. The Company has requested oral argument on its appeal.  To date, the appellate court has not yet decided whether to grant oral argument, and if so, when argument will take place.

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

Index

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company has opposed the bankruptcy petition to the extent Mr. Hubbell seeks a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.

Hubbell moved the bankruptcy court to dismiss the Company’s adverse claims against him. Hubbell argued that the bankruptcy court should dismiss the Company’s adverse claims because the Company has not had to pay Crossroads money as a result of Crossroads’ claims against the Company. At a hearing on January 20, 2012, the bankruptcy court denied Hubbell’s motion.  Pursuant to the most recent scheduling order, the final pretrial conference is set for October 26, 2012, with a two-day trial to take place during first week of December in Traverse City, Michigan.  At the Court’s urging, the parties have agreed to attempt non-binding mediation.

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

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT responded to the amended pleadings confirming the extent of its losses at a hearing on November 9, 2011. At a hearing on February 1, 2012, SCT re-asserted its claims against Daito and again requested dismissal of Daito’s counter-claims.  Alternatively, SCT requested that the Court sever the proceedings by separating Daito’s counter-claims from SCT’s claim and in addition find that Japanese law is applicable to the counter-claims. In submissions filed on April 11 and July 4, 2012, the parties re-affirmed their respective positions.  It is anticipated that the trial will be held in the first half of 2013.

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

OVERVIEW

Sensient’s second quarter revenue was $367.8 million in 2012 and $377.0 million in 2011. Revenue was $733.4 million and $726.7 million for the six months ended June 30, 2012 and 2011, respectively. The impact of foreign exchange rates decreased consolidated revenue by 4.5% and 3.2% in the quarter and six months ended June 30, 2012, respectively. Revenue for the Flavors & Fragrances segment decreased 3.1% for the quarter and increased 0.4% for the six months ended June 30, 2012, from the comparable periods last year. Color segment revenue decreased 3.4% for the quarter and increased 0.4% for the six months ended June 30, 2012, from the comparable periods last year. Corporate and Other revenue increased 6.1% and 6.7% for the three and six months ended June 30, 2012, respectively, from the comparable periods last year. Additional information on segment results can be found in the Segment Information section.

The gross profit margin increased 100 basis points to 32.6% for the quarter ended June 30, 2012, from 31.6% for the same period in 2011. For the six months ended June 30, 2012, the gross profit margin increased 90 basis points to 32.1% from 31.2% in the comparable period in 2011. Favorable product mix combined with higher selling prices more than offset the impact of higher raw material costs for both the quarter and six months ended June 30, 2012.

Selling and administrative expenses as a percent of revenue were 17.9% and 17.2% in the quarters ended June 30, 2012 and 2011, respectively. More than half of the increase in the quarter related to legal costs incurred by the Company in an attempt to recover costs from one of its former law firms. The action related to a significant environmental liability arising out of a 1988 transaction in which the law firm was the Company’s legal advisor. No additional costs are expected related to this action. The remaining increase in 2012 was primarily due to higher employee costs, including increases in sales and technical staff, and normal inflationary increases. For the six months ended June 30, 2012 and 2011, selling and administrative expenses as a percent of revenue were 18.3% and 17.7%, respectively. The year-to-date increase in selling and administrative expenses as a percent of revenue was primarily due to the same items as mentioned above for the quarter’s increase.

Second quarter operating income was $54.3 million in both 2012 and 2011. Operating income was $100.8 million for the six months ended June 30, 2012, an increase of 2.9% from $97.9 million reported in the comparable period of 2011. The impact of foreign exchange rates decreased operating income by 4.8% and 3.6% in the quarter and six months ended June 30, 2012, respectively. The changes in operating income were due to the revenue, gross profit margin and expense changes discussed above. Additional information can be found in the Segment Information section.

Interest expense for the second quarter of 2012 decreased 15.3% to $4.4 million from $5.1 million in the prior year’s quarter. Interest expense decreased 12.3% to $8.8 million for the six months ended June 30, 2012, from $10.0 million in the same period in 2011. In both the three and six months ended June 30, 2012, the benefit of lower interest rates more than offset the impact of higher average debt.

The effective income tax rates were 30.1% and 31.9% for the quarters ended June 30, 2012 and 2011, respectively. The effective income tax rates were 30.7% and 31.9% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rates in both 2012 and 2011 were reduced by changes in estimates associated with the finalization of prior year foreign and domestic tax items. In addition, the 2012 rate in the quarter and six-month period includes a change in estimate of the Company’s current year effective tax rate. The Company expects the effective tax rate for the remainder of 2012 to be approximately 32.5%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

Index

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $218.9 million and $225.8 million in the second quarters of 2012 and 2011, respectively. Unfavorable foreign exchange decreased revenue by $9.7 million. This was partially offset by higher revenue in Europe ($2.5 million) primarily related to higher volumes in fragrances and dehydrated flavors.

Flavors & Fragrances segment operating income was $33.5 million and $35.9 million in the second quarters of 2012 and 2011, respectively. The decrease was primarily attributable to lower profit in North America ($1.2 million) and Europe ($0.6 million) combined with the unfavorable impact of foreign exchange rates ($1.1 million). These decreases were partially offset by higher profit in Mexico ($0.5 million). The lower profit in North America was primarily related to increased raw material costs, partially reduced by higher selling prices. The lower profit in Europe was primarily due to softness in certain markets and higher costs. Higher profit in Mexico was primarily due to favorable pricing. Operating income as a percent of revenue was 15.3% and 15.9% for the second quarters of 2012 and 2011, respectively.

Revenue for the Flavors & Fragrances segment was $433.6 million and $431.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase in revenue was primarily due to higher revenue in North America ($10.8 million), Europe ($2.8 million) and Mexico ($1.8 million). These were partially offset by the unfavorable impact of foreign exchange rates ($13.5 million). The higher revenue in both North America and Mexico was primarily due to higher prices and increased volumes. The higher revenue in Europe was primarily due to higher volumes of fragrances.

Operating income was $62.5 million and $64.5 million for the six months ended June 30, 2012 and 2011, respectively. Lower profit in Europe ($1.8 million) and the unfavorable impact of foreign exchange rates ($1.5 million) were partially offset by higher profit in Mexico ($0.9 million) and North America ($0.5 million). The lower profit in Europe was primarily due to softness in certain markets and higher costs. The higher profit in Mexico and North America were due to higher selling prices and favorable product mix.

Color –
Revenue for the Color segment was $127.9 million and $132.4 million for the quarters ended June 30, 2012 and 2011, respectively. The unfavorable impact of foreign exchange rates ($7.8 million) more than offset the higher sales of food and beverage colors ($0.9 million) and sales of non-food colors ($2.4 million). The higher sales of food and beverage colors were primarily due to higher volumes and an increase in selling prices. The higher sales of non-food colors were primarily due to higher selling prices.

Operating income for the quarter ended June 30, 2012, was $25.9 million, an increase of 5.3% from the $24.6 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of food and beverage colors ($3.3 million) partially reduced by lower profit on sales of non-food colors ($0.5 million) and the unfavorable impact of foreign exchange rates ($1.5 million). The higher profit on sales of food and beverage colors was primarily driven by favorable product mix and higher selling prices. The lower profit on sales of non-food colors was primarily due to higher costs partially offset by increased selling prices and favorable product mix. Operating income as a percent of revenue increased to 20.3% in the second quarter of 2012 compared to 18.6% in the prior year’s quarter.

The Color segment revenue was $259.2 million and $258.1 million for the six months ended June 30, 2012 and 2011, respectively. Higher sales of non-food colors ($8.2 million) and food colors ($3.8 million) were partially offset by the unfavorable impact of foreign exchange rates ($10.8 million). The increase in sales of food and beverage colors was due to both higher volumes and selling prices. The higher sales of non-food colors were due to both higher volumes and selling prices.

Operating income was $51.5 million for the first six months of 2012, an increase of 9.5% from $47.0 million reported for the first six months of 2011. The increase was primarily due to the higher profit on sales of food and beverage colors ($5.8 million) and non-food colors ($0.7 million), partially offset by the unfavorable impact of foreign exchange rates ($2.0 million). The higher profit on sales of food and beverage colors was primarily due to the increased revenue discussed above combined with favorable product mix. The higher profit on sales of non-food colors was primarily related to the increase in revenue and favorable product mix, partially offset by higher costs. Operating income as a percent of revenue was 19.9%, up from 18.2% in the prior year’s first six months.

Index

Corporate & Other –
Corporate & Other includes the Asia Pacific region, China and beginning in 2012 the Company’s flavor businesses in Central and South America, in addition to the corporate office expenses.  The 2011 results have been restated to reflect this change.

Revenue for the Corporate & Other segment was $38.5 million and $36.3 million for the quarters ended June 30, 2012 and 2011, respectively. The increase was primarily related to higher volumes in Asia Pacific.

The Corporate & Other segment reported an operating loss of $5.1 million and $6.2 million for the quarters ended June 30, 2012 and 2011, respectively. The improvement in results was primarily due to the profit on higher volumes in Asia Pacific, partially offset by legal expense discussed in the Overview section.

Revenue for the Corporate & Other segment was $75.7 million and $70.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to higher volumes in Asia Pacific.

An operating loss of $13.2 million was reported in the first six months of 2012 compared to $13.6 million in the prior year period. The improvement in results was primarily due to the profit on higher volumes in Asia Pacific, partially offset by legal expense discussed in the Overview section.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 25.0% and 24.2% as of June 30, 2012, and December 31, 2011, respectively. The increase was due to higher debt at June 30, 2012, partially reduced by higher total equity. Debt increased due to the items noted below.

Net cash provided by operating activities was $49.1 million and $66.8 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by operating activities was primarily due to higher cash required to fund an increase in working capital. The increase in working capital was primarily driven by higher accounts receivables related to the increase in local currency sales in the first half of 2012 compared to 2011 and inventory restocking at certain locations.

Net cash used in investing activities was $46.7 million and $23.9 million for the six months ended June 30, 2012 and 2011, respectively. Capital expenditures were $47.8 million and $23.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase in capital expenditures is related to the expansion of capabilities and improvement of efficiencies at various locations.

Net cash used in financing activities was $13.6 million in the first six months of 2012 and $46.7 million in the comparable period of 2011. The cash required to fund capital expenditures, treasury stock purchases and dividend payments in the first six months of 2012 caused the Company to increase debt by a net amount of $24.2 million compared to $28.5 million of net repayments of debt in the comparable period of 2011. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $21.5 million and $21.0 million were paid during the six months ended June 30, 2012 and 2011, respectively. Dividends were 43 cents per share for the first half of 2012 and 42 cents per share in the comparable period of 2011, reflecting the Company’s increase in the quarterly dividend to 22 cents per share in the second quarter of 2012.

The Company’s financial position remains strong. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures, acquisitions, if any, stock repurchases, if any, and dividend payments to shareholders.

Index

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2012.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2012.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2012.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2012.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Change in Internal Control Over Financial Reporting: During the quarter ended June 30, 2012, the Company implemented a new human resource management and payroll system. The Company followed a system development process that required significant pre-implementation planning, design and testing. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30 2012, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011; and the matters discussed above under Part I, Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan, seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads had a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.

Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it has a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads’ rights as lienholder. The Circuit Court denied Crossroads’ claims for money damages against the Company.  Crossroads has appealed this adverse decision of the Circuit Court.

The Company and Crossroads completed briefing on their respective appeals on January 6, 2012. The Company has requested oral argument on its appeal.  To date, the appellate court has not yet decided whether to grant oral argument, and if so, when argument will take place.

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

Hubbell moved the bankruptcy court to dismiss the Company’s adverse claims against him. Hubbell argued that the bankruptcy court should dismiss the Company’s adverse claims because the Company has not had to pay Crossroads money as a result of Crossroads’ claims against the Company. At a hearing on January 20, 2012, the bankruptcy court denied Hubbell’s motion.  Pursuant to the most recent scheduling order, the final pretrial conference is set for October 26, 2012, with a two-day trial to take place during first week of December in Traverse City, Michigan.  At the Court’s urging, the parties have agreed to attempt non-binding mediation.

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

At a hearing on May 4, 2011, Daito’s counsel indicated that she would no longer represent Daito in this case due to a conflict of interest. On September 14, 2011, new counsel appeared for Daito at a hearing and filed slightly amended pleadings contending that SCT had not suffered any loss as a result of the termination. SCT responded to the amended pleadings confirming the extent of its losses at a hearing on November 9, 2011. At a hearing on February 1, 2012, SCT re-asserted its claims against Daito and again requested dismissal of Daito’s counter-claims.  Alternatively, SCT requested that the Court sever the proceedings by separating Daito’s counter-claims from SCT’s claim and in addition find that Japanese law is applicable to the counter-claims. In submissions filed on April 11 and July 4, 2012, the parties re-affirmed their respective positions.  It is anticipated that the trial will be held in the first half of 2013.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Index

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended
December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of shares by the Company during the second quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

April 1 to 30, 2012	-	$-	-	2,577,010
May 1 to 31, 2012	50,000	34.87	50,000	2,527,010
June 1 to 30, 2012	-	-	-	2,527,010

Total	50,000	$34.87	50,000

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date August 7, 2012	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date August 7, 2012	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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