Form 10-Q
period 2012-09-30
SENSIENT TECHNOLOGIES CORP
filed 2012-11-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1-7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:                                                (414) 271-6755

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, par value $0.10 per share	49,768,429

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Revenue	$369,371	$363,751	$1,102,808	$1,090,431

Cost of products sold	251,778	249,086	749,928	748,916

Selling and administrative expenses	66,892	64,722	201,392	193,642

Operating income	50,701	49,943	151,488	147,873

Interest expense	4,483	4,934	13,236	14,919

Earnings before income taxes	46,218	45,009	138,252	132,954

Income taxes	13,342	13,012	41,565	41,056

Net earnings	$32,876	$31,997	$96,687	$91,898

Average number of common shares outstanding:
Basic	49,536	49,776	49,616	49,723

Diluted	49,785	49,967	49,850	49,911

Earnings per common share:
Basic	$0.66	$0.64	$1.95	$1.85

Diluted	$0.66	0.64	$1.94	$1.84

Dividends per common share	$0.22	$0.21	$0.65	$0.63

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Comprehensive Income (Loss)	$50,381	$(31,903)	$106,741	$74,524

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2012	December 31,
ASSETS	(Unaudited)	2011

CURRENT ASSETS:
Cash and cash equivalents	$12,340	$22,855
Trade accounts receivable, net	246,691	219,494
Inventories	439,743	414,449
Prepaid expenses and other current assets	51,584	50,072

TOTAL CURRENT ASSETS	750,358	706,870

OTHER ASSETS	39,405	38,730

INTANGIBLE ASSETS, NET	11,716	12,660

GOODWILL	446,654	444,365

PROPERTY, PLANT AND EQUIPMENT:
Land	52,576	52,271
Buildings	320,058	298,743
Machinery and equipment	702,104	674,011
Construction in progress	58,352	34,439
	1,133,090	1,059,464
Less accumulated depreciation	(644,383)	(607,925)
	488,707	451,539

TOTAL ASSETS	$1,736,840	$1,654,164

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$101,594	$93,851
Accrued salaries, wages and withholdings from employees	25,945	29,088
Other accrued expenses	59,588	56,985
Income taxes	5,514	4,377
Short-term borrowings	15,870	22,974

TOTAL CURRENT LIABILITIES	208,511	207,275

OTHER LIABILITIES	31,085	33,005

ACCRUED EMPLOYEE AND RETIREE BENEFITS	56,420	52,252

LONG-TERM DEBT	328,837	312,422

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	97,854	94,187
Earnings reinvested in the business	1,133,808	1,069,610
Treasury stock, at cost	(96,077)	(80,935)
Accumulated other comprehensive loss	(28,994)	(39,048)

TOTAL SHAREHOLDERS’ EQUITY	1,111,987	1,049,210

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,736,840	$1,654,164

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2012	2011

Cash flows from operating activities:
Net earnings	$96,687	$91,898
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	36,504	34,983
Share-based compensation	3,375	2,673
(Gain) Loss on assets	(1,015)	297
Deferred income taxes	627	(4,108)
Changes in operating assets and liabilities	(43,968)	(19,171)
Net cash provided by operating activities	92,210	106,572
Cash flows from investing activities:
Acquisition of property, plant and equipment	(67,600)	(44,125)
Proceeds from sale of assets	1,321	3
Other investing activity	(160)	(207)

Net cash used in investing activities	(66,439)	(44,329)

Cash flows from financing activities:
Proceeds from additional borrowings	55,665	49,407
Debt payments	(46,212)	(78,169)
Purchase of treasury stock	(17,104)	-
Dividends paid	(32,489)	(31,451)
Proceeds from options exercised and other equity transactions	1,399	3,006

Net cash used in financing activities	(38,741)	(57,207)

Effect of exchange rate changes on cash and cash equivalents	2,455	(5,807)

Net decrease in cash and cash equivalents	(10,515)	(771)
Cash and cash equivalents at beginning of period	22,855	14,255

Cash and cash equivalents at end of period	$12,340	$13,484

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2012, and December 31, 2011, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2012 and December 31, 2011, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.1 million and $0.4 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the investments based on September 30, 2012, and December 31, 2011, market quotes (Level 1 inputs) was an asset of $18.4 million and $17.4 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of September 30, 2012. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2012, was $328.8 million. The fair value of the long-term debt at September 30, 2012, was $351.6 million.

Index

3.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended September 30, 2012:
Revenue from external customers	$215,306	$113,914	$40,151	$369,371
Intersegment revenue	9,393	6,746	639	16,778
Total revenue	$224,699	$120,660	$40,790	$386,149

Operating income (loss)	$31,810	$23,459	$(4,568)	$50,701
Interest expense	--	--	4,483	4,483
Earnings (loss) before income taxes	$31,810	$23,459	$(9,051)	$46,218

Three months ended September 30, 2011:
Revenue from external customers	$210,686	$115,994	$37,071	$363,751
Intersegment revenue	9,580	4,981	572	15,133
Total revenue	$220,266	$120,975	$37,643	$378,884

Operating income (loss)	$33,149	$22,891	$(6,097)	$49,943
Interest expense	--	--	4,934	4,934
Earnings (loss) before income taxes	$33,149	$22,891	$(11,031)	$45,009

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Nine months ended September 30, 2012:
Revenue from external customers	$628,647	$360,045	$114,116	$1,102,808
Intersegment revenue	29,701	19,806	2,327	51,834
Total revenue	$658,348	$379,851	$116,443	$1,154,642

Operating income (loss)	$94,334	$74,930	$(17,776)	$151,488
Interest expense	--	--	13,236	13,236
Earnings (loss) before income taxes	$94,334	$74,930	$(31,012)	$138,252

Nine months ended September 30, 2011:
Revenue from external customers	$623,578	$360,003	$106,850	$1,090,431
Intersegment revenue	28,485	19,035	1,665	49,185
Total revenue	$652,063	$379,038	$108,515	$1,139,616

Operating income (loss)	$97,634	$69,886	$(19,647)	$147,873
Interest expense	--	--	14,919	14,919
Earnings (loss) before income taxes	$97,634	$69,886	$(34,566)	$132,954

Beginning in the first quarter of 2012, the results of operations for certain of the Company’s flavors businesses in Central and South America are reported in the Corporate and Other segment. This change was made to give management greater insight into the Company’s flavor operations in this growing region.  Previously, these results were included in the Flavors and Fragrances segment. Results for 2011 have been restated to reflect this change.

Index

4.	Inventories

At September 30, 2012 and December 31, 2011, inventories included finished and in-process products totaling $287.6 million and $282.1 million, respectively, and raw materials and supplies of $152.1 million and $132.4 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Service cost	$637	$605	$1,908	$1,818
Interest cost	678	725	2,030	2,178
Expected return on plan assets	(360)	(371)	(1,077)	(1,111)
Amortization of prior service cost	493	811	1,479	2,434
Amortization of actuarial loss	190	336	567	1,008

Defined benefit expense	$1,638	$2,106	$4,907	$6,327

6.	Shareholders’ Equity

During the nine months ended September 30, 2012, the Company repurchased 460,000 shares of common stock for an aggregate price of $17.1 million. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2012 or 2011 or the nine months ended September 30, 2011.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $25.5 million and $27.9 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2012, and December 31, 2011, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are also not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (“OCI”). As of September 30, 2012, and December 31, 2011, the total value of the Company’s Euro and Swiss Franc debt was $103.2 million and $98.9 million, respectively.  For the three and nine months ended September 30, 2012, the impact of foreign exchange rates on these debt instruments increased debt by $1.4 million and decreased debt by $0.6 million, respectively, and these amounts have been recorded as foreign currency translation in OCI.

Index

8.	Income Taxes

The effective income tax rates for the quarters ended September 30, 2012 and 2011 were 28.9% in both periods. For the nine months ended September 30, 2012 and 2011, the effective income tax rates were 30.1% and 30.9%, respectively. The effective tax rates in both 2012 and 2011 were reduced by changes in estimates associated with the finalization of prior year tax items and also changes in the estimate of the effective tax rates.

9.	Restructuring Charges

The Company recorded a restructuring charge of $4.8 million ($3.7 million net of tax) in the fourth quarter of 2011 related to a plan to improve the profitability and efficiency of selected operations. The restructuring charge mainly includes severance and other employee separation costs. During the three and nine months ended September 30, 2012, approximately $0.2 million and $1.7 million of payments, respectively, have been applied to the restructuring reserve. As of September 30, 2012, the balance of the restructuring reserve was $0.2 million.

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

Index

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company originally opposed the bankruptcy petition to the extent Mr. Hubbell sought a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.  The Company and Hubbell have now filed a joint motion to dismiss the Company’s claims against Hubbell without prejudice pending the Michigan state court action.  Under the terms of the joint motion, if the state courts determine that the Company is liable to Crossroads, the Company will have 60 days to reopen the adversary proceeding and pursue its claims against Hubbell.  If the state courts determine that the Company is not liable to Crossroads, the dismissal shall be deemed with prejudice.  A decision on the joint motion is anticipated soon.

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

OVERVIEW

Sensient’s third quarter revenue was $369.4 million in 2012, an increase of 1.5% from the $363.8 million reported in 2011. Revenue was $1.10 billion and $1.09 billion for the nine months ended September 30, 2012 and 2011, respectively. The impact of foreign exchange rates decreased consolidated revenue by 3.8% and 3.4% in the quarter and nine months ended September 30, 2012, respectively. Revenue for the Flavors & Fragrances segment increased 2.0% and 1.0% for the quarter and nine months ended September 30, 2012, respectively, from the comparable periods last year. Color segment revenue decreased 0.3% for the quarter and increased 0.2% for the nine months ended September 30, 2012, from the comparable periods last year. Corporate and Other revenue increased 8.4% and 7.3% for the three and nine months ended September 30, 2012, respectively, from the comparable periods last year. Additional information on segment results can be found in the Segment Information section.

The gross profit margin increased 30 basis points to 31.8% for the quarter ended September 30, 2012, from 31.5% for the same period in 2011. For the nine months ended September 30, 2012, the gross profit margin increased 70 basis points to 32.0% from 31.3% in the comparable period in 2011. Favorable product mix combined with higher selling prices more than offset the impact of higher raw material costs for both the quarter and nine months ended September 30, 2012.

Selling and administrative expenses as a percent of revenue were 18.1% and 17.8% in the quarters ended September 30, 2012 and 2011, respectively. The increase in 2012 was primarily due to higher employee costs as a result of increases in sales and technical staff. For the nine months ended September 30, 2012 and 2011, selling and administrative expenses as a percent of revenue were 18.3% and 17.8%, respectively. The year-to-date increase in selling and administrative expenses as a percent of revenue was primarily due to higher employee costs, including increases in sales and technical staff, and higher legal costs incurred by the Company in an attempt to recover costs from one of its former law firms. The action related to a significant environmental liability arising out of a 1988 transaction in which the law firm was the Company’s legal advisor. No additional costs were incurred in the third quarter and we do not expect to incur any future costs related to this action.

Third quarter operating income was $50.7 million in 2012, an increase of 1.5% from $49.9 million in 2011. Operating income was $151.5 million for the nine months ended September 30, 2012, an increase of 2.4% from $147.9 million reported in the comparable period of 2011. The impact of foreign exchange rates decreased operating income by 3.6% in both the quarter and nine months ended September 30, 2012. The changes in operating income were due to the revenue, gross profit margin and expense changes discussed above. Additional information can be found in the Segment Information section.

Interest expense for the third quarter of 2012 decreased 9.1% to $4.5 million from $4.9 million in the prior year’s quarter. Interest expense decreased 11.3% to $13.2 million for the nine months ended September 30, 2012, from $14.9 million in the same period in 2011. In both the three and nine months ended September 30, 2012, the benefit of lower interest rates more than offset the impact of higher average debt.

The effective income tax rates were 28.9% for both quarters ended September 30, 2012 and 2011. The effective income tax rates were 30.1% and 30.9% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rates in both 2012 and 2011 were reduced by changes in estimates associated with the finalization of prior year tax items. In addition, the 2012 rate in the quarter and nine-month period and the 2011 rate in the quarter include a change in estimate of the Company’s annual effective tax rate. The Company expects the effective tax rate for the remainder of 2012 to be approximately 32.25%, excluding the income tax expense or benefit related to discrete items, which will be reported separately in the quarter in which they occur.

Index

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $224.7 million and $220.3 million in the third quarters of 2012 and 2011, respectively. Higher revenue in North America ($8.0 million), Europe ($2.7 million) and Mexico ($1.1 million) was offset by the unfavorable impact of foreign exchange rates $7.4 million. The higher revenue was due to increased volumes in all markets combined with higher prices in North America and Mexico.

Flavors & Fragrances segment operating income was $31.8 million and $33.1 million in the third quarters of 2012 and 2011, respectively. The decrease was primarily attributable to lower profit in North America ($1.9 million) combined with the unfavorable impact of foreign exchange rates ($0.5 million), partially offset by higher profit in Mexico ($0.7 million). The lower profit in North America was primarily related to increased raw material costs, partially offset by higher selling prices, combined with the impact of inventory destocking at certain customers. Higher profit in Mexico was primarily due to favorable pricing and product mix. Operating income as a percent of revenue was 14.2% and 15.0% for the third quarters of 2012 and 2011, respectively.

Revenue for the Flavors & Fragrances segment was $658.3 million and $652.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in revenue was primarily due to higher revenue in North America ($18.9 million), Europe ($5.4 million) and Mexico ($2.9 million). These were partially offset by the unfavorable impact of foreign exchange rates ($20.9 million). The higher revenue in both North America and Mexico was primarily due to higher prices and increased volumes. The higher revenue in Europe was primarily due to higher volumes of fragrances.

Operating income was $94.3 million and $97.6 million for the nine months ended September 30, 2012 and 2011, respectively. Lower profit in North America ($1.5 million) and Europe ($1.5 million) and the unfavorable impact of foreign exchange rates ($2.0 million) were partially offset by higher profit in Mexico ($1.6 million). The lower profit in North America was primarily due to higher raw material costs. The lower profit in Europe was primarily due to higher costs.

Color –
Revenue for the Color segment was $120.7 million and $121.0 million for the quarters ended September 30, 2012 and 2011, respectively. The unfavorable impact of foreign exchange rates ($6.3 million) more than offset the higher sales of non-food colors ($4.2 million) and higher sales of food and beverage colors ($1.8 million). The higher sales of non-food colors and food and beverage colors were primarily due to higher volumes and an increase in selling prices. Although sales of OEM inkjet products in the third quarter of 2012 were relatively flat with the prior year, the termination of a supply agreement by a major customer is expected to reduce sales of OEM inkjet ink products beginning in mid-2013. Sales under this supply agreement were low margin products that the Company continues to rationalize. As disclosed late in 2011, the Company is in the process of expanding its digital inks business in Switzerland. The Company believes that there is more potential in digital inks and is focusing on this higher margin business for growth.

Operating income for the quarter ended September 30, 2012, was $23.5 million, an increase of 2.5% from the $22.9 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of food and beverage colors ($2.3 million) partially reduced by lower profit on sales of non-food colors ($0.7 million) and the unfavorable impact of foreign exchange rates ($1.2 million). The higher profit on sales of food and beverage colors was primarily driven by favorable product mix and higher selling prices and volumes. The lower profit on sales of non-food colors was primarily due to higher costs partially offset by increased selling prices and volumes. Operating income as a percent of revenue increased to 19.4% in the third quarter of 2012 compared to 18.9% in the prior year’s quarter.

Color segment revenue was $379.9 million and $379.0 million for the nine months ended September 30, 2012 and 2011, respectively. Higher sales of non-food colors ($12.4 million) and food and beverage colors ($5.6 million) were mostly offset by the unfavorable impact of foreign exchange rates ($17.1 million). The higher sales of both non-food colors and food and beverage colors were due to both higher volumes and selling prices.

Index

Operating income was $74.9 million for the first nine months of 2012, an increase of 7.2% from $69.9 million reported for the first nine months of 2011. The increase was primarily due to the higher profit on sales of food and beverage colors ($8.1 million), partially offset by the unfavorable impact of foreign exchange rates ($3.3 million). The higher profit on sales of food and beverage colors was primarily due to the increased revenue discussed above combined with favorable product mix. Operating income as a percent of revenue was 19.7%, up from 18.4% in the prior year’s first nine months.

Corporate & Other –
Corporate & Other includes the Asia Pacific region, China and beginning in 2012 certain of the Company’s flavor businesses in Central and South America, in addition to the corporate office expenses.  The 2011 results have been restated to reflect this change.

Revenue for the Corporate & Other segment was $40.8 million and $37.6 million for the quarters ended September 30, 2012 and 2011, respectively. The increase was primarily related to higher volumes in Asia Pacific.

The Corporate & Other segment reported operating losses of $4.6 million and $6.1 million for the quarters ended September 30, 2012 and 2011, respectively. The improvement in results was primarily due to the profit on higher volumes in Asia Pacific, and lower expenses.

Revenue for the Corporate & Other segment was $116.4 million and $108.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher volumes in Asia Pacific.

An operating loss of $17.8 million was reported in the first nine months of 2012 compared to $19.6 million in the prior year period. The improvement in results was primarily due to the profit on higher volumes in Asia Pacific, and lower expenses.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 23.7% and 24.2% as of September 30, 2012, and December 31, 2011, respectively. The decrease was due to higher total equity at September 30, 2012, partially reduced by higher debt. Debt increased due to the items noted below.

Net cash provided by operating activities was $92.2 million and $106.6 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash provided by operating activities was primarily due to higher cash required to fund an increase in working capital. The increase in working capital was primarily driven by higher accounts receivable related to the increase in local currency sales in 2012 compared to 2011 and inventory restocking at certain locations.

Net cash used in investing activities was $66.4 million and $44.3 million for the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures were $67.6 million and $44.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in capital expenditures is related to the expansion of capabilities and improvement of efficiencies at various locations.

Net cash used in financing activities was $38.7 million in the first nine months of 2012 and $57.2 million in the comparable period of 2011. The cash required to fund capital expenditures, treasury stock purchases and dividend payments in the first nine months of 2012 caused the Company to increase debt by a net amount of $9.5 million compared to $28.8 million of net repayments of debt in the comparable period of 2011. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $32.5 million and $31.5 million were paid during the nine months ended September 30, 2012 and 2011, respectively. Dividends were 65 cents per share for the first nine months of 2012 and 63 cents per share in the comparable period of 2011, reflecting the Company’s increase in the quarterly dividend to 22 cents per share beginning in the second quarter of 2012.

The Company’s financial position remains strong. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures, acquisitions, if any, stock repurchases, if any, and dividend payments to shareholders.

Index

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2012.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2012.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2012.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2012.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2011 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Change in Internal Control Over Financial Reporting: During the quarter ended September 30, 2012, the Company implemented a new enterprise resource planning software application at one significant location in its Flavors & Fragrances segment. The implementation included the order taking, manufacturing, general ledger and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design and testing. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30 2012, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011; and the matters discussed above under Part I, Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company originally opposed the bankruptcy petition to the extent Mr. Hubbell sought a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.  The Company and Hubbell have now filed a joint motion to dismiss the Company’s claims against Hubbell without prejudice pending the Michigan state court action.  Under the terms of the joint motion, if the state courts determine that the Company is liable to Crossroads, the Company will have 60 days to reopen the adversary proceeding and pursue its claims against Hubbell.  If the state courts determine that the Company is not liable to Crossroads, the dismissal shall be deemed with prejudice.  A decision on the joint motion is anticipated soon.

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

Index

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

SENSIENT TECHNOLOGIES CORPORATION

Date: November 7, 2012	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date November 7, 2012:	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Amended and Restated By-Laws of the Company		X

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X*

* Pursuant to Rule 406T of Regulation S-T this interactive data is deemed “furnished” and not “filed”.