Form 10-K
period 2012-12-31
SENSIENT TECHNOLOGIES CORP
filed 2013-02-27
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2012, was $1,802,797,132.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 49,990,166 shares of Common Stock outstanding as of February 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s Notice of Annual Meeting and Proxy Statement of the Company dated March 15, 2013 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2012 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and  under Part II, including the critical accounting policies incorporated by reference from pages 19-20 of the Company’s 2012 Annual Report to Shareholders.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Description of Business

Sensient Technologies Corporation is a leading global manufacturer and marketer of colors, flavors and fragrances.  Sensient uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic and pharmaceutical systems, inkjet and specialty inks and colors, and other specialty and fine chemicals.  The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

The Company's principal products include:

•	flavors, flavor enhancers and bionutrients;
•	fragrances and aroma chemicals;
•	dehydrated vegetables and other food ingredients;
•	natural and synthetic food and beverage colors;
•	cosmetic and pharmaceutical colors and additives; and
•	technical colors, inkjet colors and inks, and specialty dyes and pigments.

The Company's two reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product-and-services basis.  Three additional segments, the Asia Pacific Group, the China Group and the Flavors Central & South America Group are managed on a geographic basis and are included in the “Corporate & Other” category, along with the Company’s corporate expenses.  Financial information regarding the Company’s two reportable segments and the operations included within Corporate & Other is incorporated by reference to the information set forth on pages 36 through 38 of the Company’s 2012 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

In February 2013, the Company announced a broad restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company.  This relocation plan does not include the relocation of any of the U.S. Flavors & Fragrances Group production sites.

The profit improvement plan will reduce headcount and consolidate several manufacturing facilities throughout Europe and North America. The Company expects to reduce its global headcount by about 200 and consolidate several manufacturing sites during the next twelve months.  These changes will not impact the Company’s sales coverage.  The anticipated financial impact appears in “Subsequent Events” on pages 38 and 39 of the 2012 Annual Report to Shareholders.

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

The Company believes that it is one of the world's largest producers (by sales) of synthetic and natural colors, and that it is the world's largest manufacturer (by sales) of certified food colors.  The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals.  The Company also makes industrial colors, inkjet inks and other dyes and pigments used in a variety of non-food applications.

The Color Group operates principally through the Company's subsidiary Sensient Colors LLC.  The Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, France, Germany, Italy, Mexico, Switzerland and the United Kingdom.

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

Flavors Central & South America Group

In 2012, the Flavors Central & South America Group was established to give management greater insight into the Company’s flavors operations in this growing region.  Previously, this Group was part of the Flavors & Fragrances Group and its results were included therein.  Results for 2011 and 2010 have been restated to reflect this change.

The Flavors Central & South America Group develops, manufactures and supplies flavor systems to a broad range of customers across the region, primarily in the food and beverage markets.

The Flavors Central & South America Group has manufacturing and development facilities in Brazil and Costa Rica and maintains sales in offices in multiple Central and South American countries.

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

The Company's research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company's manufacturing activities. The Company employed 649 people in research and development, quality assurance, quality control and lab technician positions as of December 31, 2012.

Expenditures for research and development related to continuing operations in calendar year 2012 were $34.7 million, compared with $33.2 million in the year ended December 31, 2011, and $30.6 million in the year ended December 31, 2010.  As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards.  Certified sites include Flavors & Fragrances Group plants in the United States, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom, and Color Group plants in the United States, Mexico and the United Kingdom.  The Flavors & Fragrances Group plant in Spain has also received additional certification through the ISO 14001 and 18001 quality standards.

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

•
Color.  Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors.  The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors.  Competition in the supply of inkjet inks is based principally upon price, quality and service, as well as product development and technical capabilities.  The Company competes against a number of large and small suppliers of inkjet inks.  Competition in the supply of pharmaceutical coatings is based on the development of customized products and solutions as well as quality, customer service, and price.  The Company believes that its reputation and capacity as a color producer as well as its product development give it a competitive advantage in the pharmaceutical coatings market.

•
Asia Pacific and China.  Because of the broad array of products available to customers of the Asia Pacific Group and the China Group, the Company believes that it is able to offer a wider product base than many of its competitors.  Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

•
Flavors Central & South America.  Competition in the flavors market in Central and South America faces the same global nature and diversified purchasing seen by the Flavors & Fragrances Group.  Competition for the supply of flavors is again based on the development of customized ingredients for new and reformulated products, as well as on quality, customer service and price.

Foreign Operations

The information appearing under the heading “Segment and Geographic Information” in Note 9 to the Consolidated Financial Statements of the Company, which appears on page 38 of the 2012 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses.  The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2012, the Company employed 3,983 persons worldwide.

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

Item 1A.  Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties.  In addition to the other discussions in, and incorporated by reference in, this report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 15 through 22 of the 2012 Annual Report to Shareholders and “Forward Looking Statements” on page 22 of the 2012 Annual Report to Shareholders, the following factors should be considered:

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

World events, such as the conflict in Afghanistan, the situations in North Korea, Iran, Syria and elsewhere in the Middle East and the financial stresses in Europe, can adversely affect national, international and local economies.  Economies can also be affected by natural disasters or by epidemics.  Such events and conditions, as well as the current impairment of financial markets, high unemployment and constrained consumer spending, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth information as to the principal properties of the Company and its subsidiaries.  All properties are owned except as otherwise indicated below.  All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company's requirements.

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES
California
Carlsbad*	Color	Sales and R&D/inkjet products and specialty inks
Livingston (2)	Flavors & Fragrances	Production, R&D and field/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

UNITED STATES (continued)
Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors
Hoffman Estates (2)*	Flavors & Fragrances	R&D, U.S. management/flavors, future group headquarters/flavors & fragrances

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors, group headquarters/flavors & fragrances

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D, sales/food, cosmetic, pharmaceutical and technical colors, group headquarters/colors

New Jersey
South Plainfield*	Color	Production, R&D and sales/cosmetic colors

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL
Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors, group headquarters/Asia Pacific

Austria
Vienna*	Flavors & Fragrances	Sales/flavors

Belgium
Brussels*	Flavors & Fragrances	Production and sales/natural health ingredients
Heverlee	Flavors & Fragrances	Production, R&D and sales/ingredients and flavors

Brazil
Jundiaí*	Color	Production, R&D and sales/food colors and flavors
São Paulo*	Color	R&D and sales/cosmetic colors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Delta, British Columbia	Flavors & Fragrances	Production/ingredients and flavors
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production, R&D and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors and dehydrated flavors
Tara, Ontario	Flavors & Fragrances	Production/ingredients and flavors

INTERNATIONAL (continued)
China
Beijing*	China	R&D and sales/colors and flavors
Guangzhou*	China	Production, R&D and sales/colors and flavors, group headquarters/China
Hong Kong*	China	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	China	R&D and sales/colors and flavors

Colombia
Bogota*	Flavors & Fragrances	Sales/flavors and fragrances

Costa Rica
San Jose*	Flavors & Fragrances	Production and sales/flavors

Czech Republic
Prague*	Color	Sales/food colors

Denmark
Nyborg*	Flavors & Fragrances	Sales/flavors

Finland
Espoo*	Flavors & Fragrances	Sales/flavors

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint-Denis*	Color	Sales/food colors
Saint Ouen L'Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

Germany
Bremen (2)	Flavors & Fragrances	Production and sales/flavors, flavored products and essential oils
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Sales/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production, warehouse, R&D and sales/natural colors

INTERNATIONAL (continued)
Japan
Hitachi	Asia Pacific	Production/flavors and colors
Tokyo*	Asia Pacific	R&D and sales/flavors and colors

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tijuana*	Color	Production/inkjet inks
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors, fragrances and essential oils

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors
Naarden*	Flavors & Fragrances	Sales/food colors and dehydrated and other flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances, cosmetic ingredients and color blending

Poland
Poznaň*	Color	Sales & warehouse/cosmetics
Warsaw*	Color	Sales/food colors
Warsaw*	Flavors	Sales/flavors

Romania
Bucharest*	Flavors	Sales/flavors
Oradea*	Color	Sales/food colors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors, flavors and dehydrated flavors

South Africa
Johannesburg*	Color	Production, R&D and sales/food colors
Rivonia*	Flavors	Sales/flavors

South Korea
Seoul*	Asia Pacific	Sales/flavors, colors and specialty chemicals

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges	Color	Production, R&D and sales/technical colors

INTERNATIONAL (continued)
Thailand
Bangkok (2)**	Asia Pacific	Production, R&D and sales/colors and flavors

Turkey
Istanbul*	Flavors & Fragrances	Sales/flavors

Ukraine
Kiev*	Flavors & Fragrances	Sales/flavors

United Kingdom
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers
Kings Lynn*	Color	Production, R&D and sales/food colors and inkjet inks
Milton Keynes	Flavors & Fragrances	Production, R&D and sales/flavors and extracts

( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.
**	Indicates two leased properties at the location.

Item 3.  Legal Proceedings.
Commercial Litigation

Cherry Blossom Litigation

Cherry Blossom LLC, a Traverse City, Michigan, contractor that had produced cherry products for the Company, ceased operations in May 2009.  At the time, Cherry Blossom had physical possession of brined cherries belonging to the Company with a book value of approximately $0.5 million. Despite the Company’s demands, Cherry Blossom refused to permit the Company to take possession of the cherries for processing elsewhere.

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

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company originally opposed the bankruptcy petition to the extent Mr. Hubbell sought a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.  The Company and Hubbell filed a joint motion to dismiss the Company’s claims against Hubbell without prejudice pending the Michigan state court action.  The Bankruptcy Court granted the motion.  Under the terms of the dismissal, if the state courts determine that the Company is liable to Crossroads, the Company will have 60 days to reopen the adversary proceeding and pursue its claims against Hubbell.  If the state courts determine that the Company is not liable to Crossroads, the dismissal shall be deemed with prejudice.

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

On December 7, 2012, the parties entered into a Settlement Agreement pursuant to which all claims and counter-claims were dismissed and the litigation was terminated in exchange for mutual releases and a payment by Daito to SCT.

Vega v. Sensient Dehydrated Flavors LLC

On January 3, 2013, Thomas Vega, a current employee, filed (but did not serve) a Class Action Complaint in San Francisco County Superior Court against Sensient Dehydrated Flavors LLC.  On February 11, 2013, Vega filed and served a First Amended Complaint (“Complaint”) against the Company and a Company supervisor.  Vega alleges that the Company failed to provide alleged class members with meal periods, compensation for the alleged absence of meal periods, and accurate wage statements, in violation of the California labor code.  The alleged class includes all employees paid on an hourly basis and all forklift operators.  The Complaint seeks damages, back wages, injunctive relief, penalties, interest, and attorneys’ fees for the members of the alleged class.  The Complaint alleges that the total damages and costs “do not exceed a[n] aggregate of $4,999,999.99.”

The Complaint alleges two causes of action.  The first cause of action is for “Unfair Competition.”  The plaintiff’s theory is that the Company, by allegedly not complying with state wage and hour laws, had an unfair competitive advantage against other employers who were complying with those laws.  The main strategic reason that plaintiffs plead this cause of action is that the statute of limitations is four years.  The second cause of action is for alleged substantive violations of the California labor code provisions governing wages, hours, and meal periods.

In this type of class action, damages are based on the number of current and former employees who were subjected to the alleged failure to comply with California meal periods, compensation for missed meal periods, and wage statement requirements.  Under California law, an employee who is not “provided with an opportunity” to take a meal period is entitled to pay for one additional hour for each day that occurred.  Penalties for wage statement violations are $50 for the first pay period and $100 for each subsequent pay period and are capped at $4,000 per employee.  Both the meal period and wage statement penalties would apply to current and former employees going back the full four years from the date the original complaint was filed, that is since January 3, 2009.

The Company believes that for the great majority of employees that any meal period violations that may have occurred are attributable to inadequate documentation and do not involve a failure to provide meal periods.

In order to obtain class certification under California law, the plaintiff must establish: (1) the existence of a sufficiently numerous (no minimum), ascertainable class; (2) a well-defined community of interest among the class members; and (3) that proceeding as a class is superior to other methods.  Trial courts have substantial discretion in granting or denying class certification. In the circumstances, it is possible that Vega could obtain class certification.  Moreover, under California law, Vega may pursue full discovery in the matter even before class certification is granted.

The Company is evaluating the merits of this case and intends to vigorously defend its interests.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.  Mine Safety Disclosure.

Not Applicable

Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2013, are as follows:

Name	Age	Position
Kenneth P. Manning	71	Chairman and Chief Executive Officer
John F. Collopy	43	Vice President and Treasurer
Christopher M. Daniels	39	Vice President, Human Resources
Michael C. Geraghty	51	President, Color Group
John L. Hammond	66	Senior Vice President, General Counsel and Secretary
Richard F. Hobbs	65	Senior Vice President and Chief Financial Officer
Jeffrey T. Makal	49	Vice President, Controller & Chief Accounting Officer
Richard J. Malin	46	Assistant Controller
John J. Manning	44	Vice President and Assistant General Counsel
Paul Manning	38	President and Chief Operating Officer
Stephen J. Rolfs	48	Vice President, Administration
Robert J. Wilkins	56	President, Asia Pacific Group

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows.  Mr. Daniels has held his present office since July 22, 2010, and previously served as Assistant Treasurer (October 2008 – July 2010), Director, Treasury Services (February 2006 – October 2008) and Manager, Treasury & Risk (April 2005 – February 2006).  Mr. Geraghty has held his present office since October 18, 2012, and previously served as General Manager, Food Color Group (April 2011 – October 2012).  Mr. Hammond was Vice President before being named Senior Vice President in December 2008.  Mr. Hobbs was Vice President before being named Senior Vice President in December 2008.  Mr. Makal has held his present office since July 22, 2010, and previously served as Vice President Taxation (December 2006 – July 2010) and Director Taxation (2000-2006).  Mr. John Manning has held his present office since January 2, 2013.  Mr. Paul Manning has held his present office since October 18, 2012, and previously served as President, Color Group (July 2010 – October 2012), General Manager, Colors – North America (November 2009 – July 2010) and General Manager, Food Colors – North America (June 2009 – November 2009).    Mr. Rolfs has held his present position since July 22, 2010, and previously served as Vice President, Controller and Chief Accounting Officer (2001-2010).  Mr. Wilkins has held his present position since April 23, 2009, and previously served as appointed President, Asia Pacific (2005-2009).

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange – Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2012 and 2011 appearing under “Common Stock Prices and Dividends” on page 43 of the 2012 Annual Report to Shareholders are incorporated by reference.  In 2012, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased.  On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares.  As of February 18, 2013, 2,639,241 shares had been repurchased under the latter authorization.  The Company repurchased 166,251 shares during the fourth quarter of 2012.

The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2012.

			Total number of	Maximum number of
	Total number	Average	shares purchased as	shares that may be
	of shares	price paid	part of a publicly	purchased under
Period	purchased	per share	announced plan	publicly announced plans

October 1 to 31, 2012	110,000	$36.08	110,000	2,417,010
November 1 to 30, 2012	56,251	37.00	56,251	2,360,759
December 1 to 31, 2012	-	-	-	2,360,759

Total	166,251	$36.39	166,251

The number of shareholders of record on February 18, 2013 was 2,775.

On April 26, 2012, the Company announced an increase in its cash dividend on its common stock from an annual rate of 84 cents per share to an annual rate of 88 cents per share, commencing with the quarterly dividend paid on June 1, 2012, to shareholders of record on May 9, 2012.

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this report.

The graph found on page 43 of the Company’s 2012 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard and Poor’s indices is incorporated by reference.

Item 6.  Selected Financial Data.

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 44 and 45 of the 2012 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The information required by this item is set forth under “Management's Discussion & Analysis of Operations & Financial Condition” on pages 15 through 22 of the 2012 Annual Report to Shareholders and is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is set forth under “Market Risk Factors” on pages 20 and 21 of the 2012 Annual Report to Shareholders and is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth on pages 23 through 40 and page 43 of the 2012 Annual Report to Shareholders and are incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2012, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  Management’s report on internal control over financial reporting, which appears on page 41 of the 2012 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm.  Their opinion on the Company’s internal control over financial reporting, set forth on page 42 of the 2012 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.  During the quarter end December 31, 2012, the Company implemented a new financial reporting consolidation system.  The Company followed a system development process that required significant pre-implementation planning, design and testing.  There has been no other change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and officers and corporate governance matters including information regarding our Audit Committee and our Nominating and Corporate Governance Committees appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2013 (“Proxy Statement”), is incorporated by reference.  Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Kenneth Manning is the father of John J. Manning and Paul Manning.  There are no other family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated.  No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period January 1, 2012, through December 31, 2012, or in any such proposed transaction except as described under “Transactions With Related Persons” found in the Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company.  These transactions are routine in nature and are conducted on an arm's-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Item 14.  Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule
Page Reference in
1. Financial Statements	2012 Annual Report
to Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2012:

Reports of Independent Registered Public Accounting Firm	41-42

Consolidated Balance Sheets – December 31, 2012 and 2011	25

Consolidated Statements of Earnings – Years ended December 31, 2012, 2011 and 2010	23

Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010	24

Consolidated Statements of Shareholders' Equity – Years ended December 31, 2012, 2011 and 2010,	27

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010	26

Notes to Consolidated Financial Statements	28-40

Page Reference in
2. Financial Statement Schedule	Form 10-K

Report of Independent Registered Public Accounting Firm	22

Schedule II – Valuation and Qualifying Accounts	23

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 27, 2013. Such consolidated financial statements and reports are included in your 2012 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 27, 2013

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2012, 2011, 2010
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2010
Allowance for losses:	$3,427	$1,326	$0	$754	$3,999
Trade accounts receivable

2011
Allowance for losses:	$3,999	$747	$0	$1,158	$3,588
Trade accounts receivable

2012
Allowance for losses:	$3,588	$745	$0	$1,288	$3,045
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

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary
Dated: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 27, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ James A.D. Croft
Kenneth P. Manning	James A.D. Croft
Chairman of the Board and	Director
Chief Executive Officer

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Senior Vice President and	Director
Chief Financial Officer

/s/ Jeffrey T. Makal	/s/ Peter M. Salmon
Jeffrey T. Makal	Peter M. Salmon
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Paul Manning	/s/ Elaine R. Wedral
Paul Manning	Elaine R. Wedral
Director, President and	Director
Chief Operating Officer

/s/ Hank Brown	/s/ Essie Whitelaw
Hank Brown	Essie Whitelaw
Director	Director

/s/ Fergus M. Clydesdale
Fergus M. Clydesdale
Director

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
3.1	Amended and Restated Articles of Incorporation adopted January 21, 1999, as amended as of April 21, 2005	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Amended and Restated By-Laws of Sensient Technologies Corporation as amended as of December 6, 2012		X

4.4	Note Purchase Agreement dated as of June 27, 2006	Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2006 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)(1)	Amended and Restated Executive Employment Contract dated August 17, 2007, between Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 17, 2007 (Commission File No. 1-7626)

10.1(a)(2)	Amended and Restated Executive Employment Contract dated as of October 27, 2008, between the Company and Kenneth P. Manning (superseded)	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(a)(3)	Amended and Restated Executive Employment Contract dated as of February 5, 2009, between the Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2009 (Commission File No. 1-7626)

10.1(a)(4)	Amended and Restated Executive Employment Agreement Contract dated as of July 22, 2010, between the Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated July 22, 2010 (Commission File No. 1-7626)

10.1(a)(5)	Amended and Restated Executive Employment Agreement Contract dated as of August 15, 2011, between the Company and Kenneth P. Manning (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated August 15, 2011 (Commission File No. 1-7626)

10.1(a)(6)	Amended and Restated Executive Employment Agreement Contract dated as of October 18, 2012, between the Company and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated October 18, 2012 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amended and Restated Change of Control Employment and Severance Agreement for Executive Officers (“Executive Change in Control Agreement”) (superseded)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendments to Executive Change in Control Agreement (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2010 (Commission File No. 1-7626)

10.1(b)(3)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011(Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan, as amended September 10, 1998	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(d)(1)	Amendment of 1994 Employee Stock Plan dated as of November 6, 2000	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan, as amended September 10, 1998	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of 1998 Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of 1999 Non-Employee Director Stock Option Plan dated as of November 6, 2000	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002

10.1(g)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Restricted Stock Agreement thereunder	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to the Proxy Statement for the Annual Meeting of Shareholders of the Company dated March 15, 2007

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Directors Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)(1)	Directors Unfunded Retirement Plan, Amended and Restated as of January 1, 2009	Exhibit 10.1(i)(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Management Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Management Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(k)(1)	Executive Income Deferral Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.4(a) to Quarterly Report on Form 10-Q the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Executive Income Deferral Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(m)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Registrant and Wells Fargo Bank N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(o)	Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)	Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan A), as amended and restated effective as of January 1, 2005	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(s)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A (Effective as of January 1, 2005)	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
10.1(t)(1)	Form of Agreement for Executive Officers (Supplemental Executive Retirement Plan B), as amended and restated effective as of January 1, 2005	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B (Effective as of January 1, 2005)	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Supplemental Benefit Plan, as amended and restated effective as of December 31, 2004 (frozen portion)	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Supplemental Benefit Plan, as amended and restated effective as of January 1, 2005 (non-frozen portion)	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives effective January 1, 2012	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of June 15, 2007	Exhibit 10.1 to Current Report on Form 8-K dated June 15, 2007 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Quarterly Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2012		X

14	Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman, and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

Exhibit		Filed
Number	Description	Herewith
101.INS*	Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*The following financial information formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2012, December 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2012, December 31, 2011, and December 31, 2010; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2012, December 31, 2011, and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.