Form 10-Q
period 2013-03-31
SENSIENT TECHNOLOGIES CORP
filed 2013-05-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, par value $0.10 per share	50,043,051

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,

	2013	2012

Revenue	$365,640	$365,660

Cost of products sold	248,503	250,328

Selling and administrative expenses	80,799	68,843

Operating income	36,338	46,489

Interest expense	4,261	4,406

Earnings before income taxes	32,077	42,083

Income taxes	10,638	13,177

Net earnings	$21,439	$28,906

Average number of common shares outstanding:
Basic	49,711	49,795

Diluted	49,867	50,016

Earnings per common share:
Basic	$0.43	$0.58

Diluted	$0.43	$0.58

Dividends per common share	$0.22	$0.21

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2013	2012

Comprehensive Income	$3,386	$53,781

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2013	December 31,
ASSETS	(Unaudited)	2012

CURRENT ASSETS:
Cash and cash equivalents	$19,470	$15,062
Trade accounts receivable, net	254,451	237,626
Inventories	425,061	442,714
Prepaid expenses and other current assets	57,108	55,952

TOTAL CURRENT ASSETS	756,090	751,354

OTHER ASSETS	47,418	47,685

INTANGIBLE ASSETS, NET	11,133	11,578

GOODWILL	441,124	451,318

PROPERTY, PLANT AND EQUIPMENT:
Land	54,017	53,387
Buildings	333,164	339,732
Machinery and equipment	715,418	735,237
Construction in progress	52,883	41,999
	1,155,482	1,170,355
Less accumulated depreciation	(643,235)	(655,647)
	512,247	514,708

TOTAL ASSETS	$1,768,012	$1,776,643

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$81,970	$96,283
Accrued salaries, wages and withholdings from employees	24,342	27,162
Other accrued expenses	59,848	56,946
Income taxes	7,529	3,797
Short-term borrowings	32,769	20,048

TOTAL CURRENT LIABILITIES	206,458	204,236

OTHER LIABILITIES	25,028	24,003

ACCRUED EMPLOYEE AND RETIREE BENEFITS	60,939	60,527

LONG-TERM DEBT	327,625	333,979

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	98,997	98,253
Earnings reinvested in the business	1,160,532	1,150,092
Treasury stock, at cost	(94,325)	(95,258)
Accumulated other comprehensive loss	(22,638)	(4,585)

TOTAL SHAREHOLDERS’ EQUITY	1,147,962	1,153,898

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,768,012	$1,776,643

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2013	2012

Cash flows from operating activities:
Net earnings	$21,439	$28,906
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,963	12,037
Share-based compensation	640	1,201
Loss (gain) on assets	2,380	(29)
Deferred income taxes	1,804	(191)
Changes in operating assets and liabilities	(13,637)	(32,946)

Net cash provided by operating activities	25,589	8,978

Cash flows from investing activities:
Acquisition of property, plant and equipment	(21,039)	(16,939)
Proceeds from sale of assets	24	32
Other investing activity	(70)	(94)

Net cash used in investing activities	(21,085)	(17,001)

Cash flows from financing activities:
Proceeds from additional borrowings	33,438	31,364
Debt payments	(23,954)	(11,613)
Purchase of treasury stock	-	(15,360)
Dividends paid	(10,999)	(10,561)
Proceeds from options exercised and other equity transactions	56	272

Net cash used in financing activities	(1,459)	(5,898)

Effect of exchange rate changes on cash and cash equivalents	1,363	4,415

Net increase (decrease) in cash and cash equivalents	4,408	(9,506)
Cash and cash equivalents at beginning of period	15,062	22,855

Cash and cash equivalents at end of period	$19,470	$13,349

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2013, and December 31, 2012, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 2013, the Company adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to report the effect on the line items for significant items reclassified out of other comprehensive income to net income, prospectively. The Company has included this disclosure in Note 9 of these Consolidated Condensed Financial Statements. The adoption of this ASU had no impact on the Company’s financial condition or results of operations.

Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2012, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change except with respect to ASU No. 2013-02.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2013, and December 31, 2012, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.2 million as of March 31, 2013, and was negligible as of December 31, 2012. The fair value of the investments based on March 31, 2013, and December 31, 2012, market quotes (Level 1 inputs) was an asset of $20.1 million and $20.3 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair values as of March 31, 2013. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2013, was $327.6 million. The fair value of the long-term debt at March 31, 2013, was $347.0 million.

3.	Debt

On April 5, 2013, the Company entered into an agreement with investors to issue 10-year, fixed-rate senior notes of $75 million and about €38 million at fixed rates of 3.66% and 3.06%, respectively. These notes will have a final maturity in November of 2023. Proceeds from the sale of the notes will be received in November 2013 and used to repay maturing debt and for general corporate purposes.

Index

4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended March 31, 2013:
Revenue from external customers	$207,615	$122,281	$35,744	$365,640
Intersegment revenue	9,426	5,597	249	15,272
Total revenue	$217,041	$127,878	$35,993	$380,912

Operating income (loss)	$28,920	$25,973	$(18,555)	$36,338
Interest expense	--	--	4,261	4,261
Earnings (loss) before income taxes	$28,920	$25,973	(22,816)	$32,077

Three months ended March 31, 2012:
Revenue from external customers	$204,400	$126,702	$34,558	$365,660
Intersegment revenue	10,331	5,554	438	16,323
Total revenue	$214,731	$132,256	$34,996	$381,983

Operating income (loss)	$29,065	$25,783	$(8,359)	$46,489
Interest expense	--	--	4,406	4,406
Earnings (loss) before income taxes	$29,065	$25,783	$(12,765)	$42,083

Beginning in the first quarter of 2013, the results of operations for the Company’s cosmetic and pharmaceutical businesses in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Color segment. Results for 2012 have been restated to reflect this change.

The Company evaluates performance based on operating income of the respective segments before restructuring costs, interest expense and income taxes. The 2013 restructuring costs are included in the Corporate & Other segment.

5.	Inventories

At March 31, 2013, and December 31, 2012, inventories included finished and in-process products totaling $289.1 million and $301.6 million, respectively, and raw materials and supplies of $136.0 million and $141.1 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012

Service cost	$758	$636
Interest cost	604	677
Expected return on plan assets	(365)	(359)
Amortization of prior service cost	43	493
Amortization of actuarial loss	800	189

Defined benefit expense	$1,840	$1,636

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $24.7 million and $18.9 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2013, and December 31, 2012, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2013, and December 31, 2012, the total value of the Company’s Euro and Swiss Franc debt was $90.4 million and $55.0 million, respectively.  For the three months ended March 31, 2013, the impact of foreign exchange rates on these debt instruments decreased debt by $2.5 million and has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for the three months ended March 31, 2013 and 2012, were 33.2% and 31.3%, respectively. The effective tax rates in both 2013 and 2012 were reduced by changes in estimates associated with the finalization of prior year tax items. The 2013 tax rate was also increased by the 2013 restructuring charge.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated Other Comprehensive Income (OCI) during the three month period ended March 31, 2013:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2012	$35	$(12,062)	$7,442	$(4,585)
Other comprehensive income/(loss) before reclassifications	272	-	(18,828)	(18,556)
Amounts reclassified from OCI	(25)	528	-	503
Balance as of March 31, 2013	$282	$(11,534)	$(11,386)	$(22,638)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index

The following table summarizes the pension items reclassified out of OCI and into the Statement of Earnings during the three months ended March 31, 2013:

(In thousands)	Three Months Ended March 31, 2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$43
Actuarial loss	800
Total before income taxes	843
Tax benefit	(315)
Total net of tax	$528

10.	Restructuring

The Company recorded restructuring costs of $12.8 million ($9.4 million after-tax) for the three month period ended March 31, 2013, related to the 2013 restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company. The restructuring costs include $8.9 million for employee separation costs associated with reducing headcount, $3.1 million of non-cash costs related to asset impairment charges and $0.7 million of other restructuring costs. Of the total restructuring costs, $8.5 million relates to the Flavors & Fragrances segment, $3.7 million relates to the Color segment and $0.6 million relates to the Corporate & Other segment.

Detail of the restructuring costs and the line items in which it was recorded in the Corporate & Other segment during the three month period ended March 31, 2013 is as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$8,912	$-	$8,912
Long-lived asset impairment	2,526	-	2,526
Write-down of inventory	-	595	595
Other	740	-	740

Total	$12,178	$595	$12,773

The Company expects to incur $13 million to $16 million of additional restructuring costs by the end of December 2013.

The following table summarizes the accrual for the restructuring and other charges for the three month period ended March 31, 2013:

(In thousands)	Employee Separations	Asset Related and other	Total
Beginning balance	$-	$-	$-
Restructuring charge	8,912	3,861	12,773

Cash spent	(1,787)	(305)	(2,092)
Reduction of assets	-	(3,121)	(3,121)
Translation adjustment	(63)	-	(63)

Balance as of March, 31, 2013	$7,062	$435	$7,497

Index

11.	Commitments and Contingencies

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

Index

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

The Company believes that for the great majority of employees any meal period violations that may have occurred are attributable to inadequate documentation and do not involve a failure to provide meal periods.

On March 13, 2013, the parties filed a joint stipulation and proposed order to remove the case from San Francisco County Superior Court to Stanislaus County Superior Court. On April 18, 2013, the Court granted the request and issued the proposed order.

The Company continues to evaluate the merits of this case and intends to vigorously defend its interests.

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

OVERVIEW

Revenue was $365.6 million and $365.7 million in the three months ended March 31, 2013 and 2012, respectively. Revenue for the Flavors & Fragrances segment increased 1.1% for the first quarter of 2013, from the comparable quarter last year. Color segment revenue decreased 3.3% for the three months ended March 31, 2013, from the comparable period last year primarily due to the reduction of sales of lower margin products. Corporate & Other revenue increased 2.8% for the quarter ended March 31, 2013, from the comparable period last year. The impact of foreign exchange rates decreased consolidated revenue by approximately 20 basis points in the quarter ended March 31, 2013. Additional information on group results can be found in the Segment Information section.

Earlier this year, the Company announced that it was initiating a broad and strategic restructuring plan. The plan includes relocating the Flavors & Fragrances Group headquarters to Chicago, consolidating several operating facilities throughout Europe and North America, and reducing headcount by more than 200 employees.

The gross profit margin increased 50 basis points to 32.0% for the quarter ended March 31, 2013, from 31.5% for the same period in 2012. Included in cost of sales is $0.6 million of restructuring costs which reduced gross profit. Before the restructuring costs, gross margin increased 70 basis points to 32.2%.The impact of favorable product mix and higher selling prices more than offset an increase in manufacturing costs.

Selling and administrative expenses as a percent of revenue were 22.1% and 18.8% in the quarters ended March 31, 2013 and 2012, respectively. Included in the first quarter of 2013 were $12.2 million of restructuring costs. Before the restructuring costs, selling and administrative expenses as a percent of revenue were 18.8%. Inflationary increases in selling and administrative costs were offset by lower legal and other professional fees.

Operating income was $36.3 million and $46.5 million for the first quarters of 2013 and 2012, respectively. Before the $12.8 million of total restructuring costs, operating income was $49.1 million, an increase of 5.6% from the prior year. The impact of foreign exchange rates increased operating profit by approximately 20 basis points in the quarter. Operating margins were 9.9% and 12.7% for the first quarters of 2013 and 2012, respectively. Before the impact of the restructuring costs, 2013 operating margin was 13.4%, an increase of 70 basis points.

Interest expense for the first quarter of 2013 and 2012 was $4.3 million and $4.4 million, respectively.  The decrease is primarily due to a lower average interest rate in the quarter ended March 31, 2013.

The effective income tax rates were 33.2% and 31.3% for the quarters ended March 31, 2013 and 2012, respectively. Before the restructuring costs, the effective tax rate was 31.2% for the first quarter of 2013. The effective tax rates in both 2013 and 2012 were reduced by changes in estimates associated with the finalization of prior year tax items.  The Company expects the effective tax rate for the remainder of 2013 to be between 32.0% and 32.5%, before the income tax expense or benefit related to discrete items and the restructuring costs, which will be reported separately in the quarter in which they occur.

Index

The table below reconciles the reported 2013 first quarter results to those results before the impact of the restructuring charge, non-GAAP financial measures.

($'s in thousands)	Reported 2013	Restructuring Impact	Adjusted 2013
Revenue	$365,640	$-	$365,640
Cost of products sold	248,503	595	247,908
Selling and administrative expenses	80,799	12,178	68,621
Operating income	36,338	(12,773)	49,111
Interest expense	4,261	-	4,261
Earnings before income taxes	32,077	(12,773)	44,850
Income taxes	10,638	(3,366)	14,004
Net earnings	$21,439	$(9,407)	$30,846

Gross margin	32.0%		32.2%
Selling and administrative	22.1%		18.8%
Operating margin	9.9%		13.4%

The company has included non-GAAP financial measures, to remove the costs related to the restructuring plan and provide investors with a view of operating performance excluding the restructuring costs.

SEGMENT INFORMATION

Beginning in the first quarter of 2012, the results of operations for the Company’s cosmetic and pharmaceutical businesses in China and the Asia Pacific region are reported in the Color segment. Previously, these results were included in the Corporate & Other segment. Results for 2012 have been restated to reflect this change.

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $217.0 million in the first quarter of 2013, an increase of 1.1% from $214.7 million last year.  The increase was primarily due to higher revenue in Europe ($1.0 million) and North America ($0.8 million). The higher revenue in North America was primarily related to selling prices and in Europe was primarily related to increased volumes.

Operating income was $28.9 million for the quarter ended March 31, 2013, compared to $29.1 million in the comparable period in 2012. Lower profit in Europe ($0.5 million) and Mexico ($0.3 million) was partially offset by higher profit in North America ($0.7 million). The decrease in Europe was driven by higher costs, including expansion of our sales and technical staff. The lower profit in Mexico was primarily driven by higher costs. The increase in profit in North America was primarily due to the higher selling prices partially reduced by higher raw material costs. Operating income as a percent of revenue was 13.3% and 13.5% for the quarters ended March 31, 2013 and 2012, respectively.

Color –
Revenue for the Color segment for the first quarter was $127.9 million in 2013 and $132.3 million in 2012. The decrease in revenue was primarily due to lower sales of non-food colors ($3.5 million) and the unfavorable impact of foreign exchange rates ($0.8 million). The lower sales of non-food colors were primarily due to lower sales of OEM desktop ink products pursuant to a pending termination of a supply agreement. Sales under this supply agreement were low margin products that are not an area of focus for the Company. Sales of industrial inks, which are higher margin products, were up more than 25% in the quarter. Increasing sales of industrial inks and other high margin products is the strategy of the Color segment.

Operating income for the first quarter was $26.0 million in 2013 and $25.8 million in 2012. The increase was primarily due to higher profit in food and beverage colors ($0.2 million) and higher profit in non-food colors ($0.1 million). The higher profit in both food and beverage colors and non-food colors was primarily driven by favorable product mix. Operating income as a percent of revenue was 20.3%, an increase of 80 basis points from the prior year’s quarter.

Corporate & Other –
Revenue in the Corporate & Other segment was $36.0 million in the first quarter of 2013, an increase of 2.8% from $35.0 million reported in the prior year’s quarter. The increase is primarily related to higher volumes in the Philippines and Singapore.

Index

The Corporate & Other segment reported net expense of $18.6 million for the first quarter of 2013 and $8.4 million of the first quarter of 2012. Restructuring costs of $12.8 million are included in the Corporate & Other segment. Group performance is evaluated on operating income of the respective business units prior to the recording of restructuring costs. Before restructuring costs, the net expense for Corporate & Other was $5.8 million. The improvement in results from 2012 is primarily related to lower legal and professional fees and an increase in operating income in the Asia Pacific region.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 23.9% and 23.5% as of March 31, 2013, and December 31, 2012, respectively. The increase was primarily due to higher debt at March 31, 2013. Debt increases are discussed below.

Net cash provided by operating activities was $25.6 million and $9.0 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash provided by operating activities was primarily due to lower cash required to fund working capital. The decrease in cash required to fund working capital was primarily driven by inventories related to a larger increase in inventory in the first quarter of 2012. This increase was primarily due to a required rebuild of dehydrated flavors inventory in the prior year.

Net cash used in investing activities was $21.1 million and $17.0 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures were $21.0 million and $16.9 million for the quarters ended March 31, 2013 and 2012, respectively.

Net cash used in financing activities was $1.5 million in the first three months of 2013 and $5.9 million in the comparable period of 2012. The cash required to fund the increase in working capital and higher capital expenditures combined with the dividend payment caused the Company to increase debt by a net amount of $9.5 million compared to $19.8 million in the first quarter of 2012. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $11.0 million and $10.6 million were paid during the three months ended March 31, 2013 and 2012, respectively.  Dividends were 22 cents per share for the first quarter of 2013 and 21 cents per share for the first quarter of 2012. The Company announced an increase in its quarterly dividend rate to 23 cents per share for the payment to be made in the second quarter of 2013.

The Company’s financial position remains strong. The Company entered into an agreement to borrow approximately $125 million of U.S. Dollar and Euro-denominated debt. Proceeds under the debt agreement will be received in November 2013 and will be used to pay off maturing debt and to re-finance floating-rate debt. The Company expects that its cash flows from operations, the new debt agreement and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures, stock repurchases, if any, and dividend payments to shareholders.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2013.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2013.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2013.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2013.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Change in Internal Control Over Financial Reporting:  During the quarter ended March 31, 2013, the Company implemented a new enterprise resource planning software application at one significant location in its Color segment. The implementation included the order taking, manufacturing, general ledger and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design and testing.  There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2013, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Index

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

The Company believes that for the great majority of employees any meal period violations that may have occurred are attributable to inadequate documentation and do not involve a failure to provide meal periods.

On March 13, 2013, the parties filed a joint stipulation and proposed order to remove the case from San Francisco County Superior Court to Stanislaus County Superior Court. On April 18, 2013, the Court granted the request and issued the proposed order.

The Company continues to evaluate the merits of this case and intends to vigorously defend its interests.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 7, 2013	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date:	May 7, 2013	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	2012 Non-Employee Directors Stock Plan	Exhibit 4.3 to Registration Statement on Form S-8 dated May 2, 2013 (Commission File No. 333-188284)

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X