Form 10-Q
period 2013-06-30
SENSIENT TECHNOLOGIES CORP
filed 2013-08-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                           No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, par value $0.10 per share	50,043,385

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.        FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2013	2012	2013	2012

Revenue	$378,806	$367,777	$744,446	$733,437

Cost of products sold	256,285	247,822	504,788	498,150

Selling and administrative expenses	73,843	65,657	154,642	134,500

Operating income	48,678	54,298	85,016	100,787

Interest expense	4,008	4,347	8,269	8,753

Earnings before income taxes	44,670	49,951	76,747	92,034

Income taxes	12,388	15,046	23,026	28,223

Net earnings	$32,282	$34,905	$53,721	$63,811

Average number of common shares outstanding:
Basic	49,751	49,537	49,731	49,656

Diluted	49,917	49,771	49,892	49,884

Earnings per common share:
Basic	$0.65	$0.70	$1.08	$1.29

Diluted	$0.65	$0.70	$1.08	$1.28

Dividends per common share	$0.23	$0.22	$0.45	$0.43

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2013	2012	2013	2012

Comprehensive Income	$24,657	$2,579	$28,043	$56,360

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2013	December 31,
ASSETS	(Unaudited)	2012

CURRENT ASSETS:
Cash and cash equivalents	$26,665	$15,062
Trade accounts receivable, net	259,146	237,626
Inventories	427,041	442,714
Prepaid expenses and other current assets	57,849	55,952

TOTAL CURRENT ASSETS	770,701	751,354

OTHER ASSETS	45,715	47,685

INTANGIBLE ASSETS, NET	10,869	11,578

GOODWILL	441,489	451,318

PROPERTY, PLANT AND EQUIPMENT:
Land	54,940	53,387
Buildings	334,459	339,732
Machinery and equipment	716,314	735,237
Construction in progress	77,513	41,999
	1,183,226	1,170,355
Less accumulated depreciation	(651,105)	(655,647)
	532,121	514,708

TOTAL ASSETS	$1,800,895	$1,776,643

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$88,552	$96,283
Accrued salaries, wages and withholdings from employees	27,644	27,162
Other accrued expenses	60,834	56,946
Income taxes	5,943	3,797
Short-term borrowings	30,336	20,048

TOTAL CURRENT LIABILITIES	213,309	204,236

OTHER LIABILITIES	22,259	24,003

ACCRUED EMPLOYEE AND RETIREE BENEFITS	60,464	60,527

LONG‑TERM DEBT	342,699	333,979

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	99,437	98,253
Earnings reinvested in the business	1,181,306	1,150,092
Treasury stock, at cost	(93,712)	(95,258)
Accumulated other comprehensive loss	(30,263)	(4,585)

TOTAL SHAREHOLDERS’ EQUITY	1,162,164	1,153,898

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,800,895	$1,776,643

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2013	2012

Cash flows from operating activities:
Net earnings	$53,721	$63,811
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	25,893	24,453
Share-based compensation	1,330	2,425
Loss (Gain) on assets	3,073	(1,047)
Deferred income taxes	(222)	338
Changes in operating assets and liabilities	(13,751)	(40,863)
Net cash provided by operating activities	70,044	49,117
Cash flows from investing activities:
Acquisition of property, plant and equipment	(55,241)	(47,847)
Proceeds from sale of assets	31	1,321
Other investing activity	(132)	(124)

Net cash used in investing activities	(55,342)	(46,650)

Cash flows from financing activities:
Proceeds from additional borrowings	75,596	47,605
Debt payments	(55,127)	(23,435)
Purchase of treasury stock	-	(17,104)
Dividends paid	(22,507)	(21,548)
Proceeds from options exercised and other equity transactions	420	873

Net cash used in financing activities	(1,618)	(13,609)

Effect of exchange rate changes on cash and cash equivalents	(1,481)	342

Net increase (decrease) in cash and cash equivalents	11,603	(10,800)
Cash and cash equivalents at beginning of period	15,062	22,855

Cash and cash equivalents at end of period	$26,665	$12,055

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2013, and December 31, 2012, the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2013 and December 31, 2012, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.2 million as of June 30, 2013 and was negligible as of December 31, 2012. The fair value of the investments based on June 30, 2013, and December 31, 2012, market quotes (Level 1 inputs) was an asset of $19.6 million and $20.3 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of June 30, 2013. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2013, was $342.7 million. The fair value of the long-term debt at June 30, 2013, was $358.3 million.

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

Index
4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended June 30, 2013:
Revenue from external customers	$219,142	$121,376	$38,288	$378,806
Intersegment revenue	8,776	5,213	517	14,506
Total revenue	$227,918	$126,589	$38,805	$393,312

Operating income (loss)	$32,561	$27,710	$(11,593)	$48,678
Interest expense	-	-	4,008	4,008
Earnings (loss) before income taxes	$32,561	$27,710	$(15,601)	$44,670

Three months ended June 30, 2012:
Revenue from external customers	$208,941	$123,383	$35,453	$367,777
Intersegment revenue	9,977	5,858	324	16,159
Total revenue	$218,918	$129,241	$35,777	$383,936

Operating income (loss)	$33,459	$26,553	$(5,714)	$54,298
Interest expense	-	-	4,347	4,347
Earnings (loss) before income taxes	$33,459	$26,553	$(10,061)	$49,951

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Six months ended June 30, 2013:
Revenue from external customers	$426,757	$243,657	$74,032	$744,446
Intersegment revenue	18,202	10,810	766	29,778
Total revenue	$444,959	$254,467	$74,798	$774,224

Operating income (loss)	$61,481	$53,683	$(30,148)	$85,016
Interest expense	-	-	8,269	8,269
Earnings (loss) before income taxes	$61,481	$53,683	$(38,417)	$76,747

Six months ended June 30, 2012:
Revenue from external customers	$413,341	$250,085	$70,011	$733,437
Intersegment revenue	20,308	11,412	762	32,482
Total revenue	$433,649	$261,497	$70,773	$765,919

Operating income (loss)	$62,524	$52,336	$(14,073)	$100,787
Interest expense	-	-	8,753	8,753
Earnings (loss) before income taxes	$62,524	$52,336	$(22,826)	$92,034

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

At June 30, 2013 and December 31, 2012, inventories included finished and in-process products totaling $278.2 million and $301.6 million, respectively, and raw materials and supplies of $148.8 million and $141.1 million, respectively.

Index
6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Service cost	$755	$635	$1,513	$1,271
Interest cost	600	675	1,204	1,352
Expected return on plan assets	(362)	(358)	(727)	(717)
Amortization of prior service cost	43	493	86	986
Amortization of actuarial loss	799	188	1,599	377

Defined benefit expense	$1,835	$1,633	$3,675	$3,269

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $25.5 million and $18.9 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2013, and December 31, 2012, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of June 30, 2013, and December 31, 2012, the total value of the Company’s Euro and Swiss Franc debt was $91.5 million and $55.0 million, respectively.  For the three and six months ended June 30, 2013, the impact of foreign exchange rates on these debt instruments increased debt by $1.1 million and decreased debt by $1.4 million, respectively, and has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for the quarters ended June 30, 2013 and 2012 were 27.7% and 30.1%, respectively. For the six months ended June 30, 2013 and 2012, the effective income tax rates were 30.0% and 30.7%, respectively. The effective tax rates in both 2013 and 2012 were reduced by changes in estimates associated with the finalization of prior year foreign and domestic tax items, including the reversal of valuation allowances related to tax loss carryovers. The 2013 rates in the three- and six-month periods include the impact of the restructuring costs.

Index
9.	Accumulated Other Comprehensive Income

The following tables summarize the changes in Accumulated Other Comprehensive Income (OCI) during the three- and six-month periods ended June 30, 2013:

Three Months Ended June 30, 2013
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of March 31, 2013	$282	$(11,534)	$(11,386)	$(22,638)
Other comprehensive loss before reclassifications	(750)	-	(7,375)	(8,125)
Amounts reclassified from OCI	(27)	527	-	500
Balance as of June 30, 2013	$(495)	$(11,007)	$(18,761)	$(30,263)

Six Months Ended June 30, 2013
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2012	$35	$(12,062)	$7,442	$(4,585)
Other comprehensive loss before reclassifications	(478)	-	(26,203)	(26,681)
Amounts reclassified from OCI	(52)	1,055	-	1,003
Balance as of June 30, 2013	$(495)	$(11,007)	$(18,761)	$(30,263)

(a)	Cash Flow Hedges and Pension Items are net of tax.

The following table summarizes the pension items reclassified out of OCI and into the Statement of Earnings during the three- and six-month periods ended June 30, 2013:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$43	$86
Actuarial loss	799	1,599
Total before income taxes	842	1,685
Tax benefit	(315)	(630)
Total net of tax	$527	$1,055

10.	Restructuring

The Company recorded restructuring costs of $6.6 million ($4.7 million after-tax) and $19.4 million ($14.1 million after-tax) for the three- and six-month periods ended June 30, 2013, respectively, related to the 2013 restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company.

Index
Detail of the restructuring costs and the line items in which it was recorded in the Corporate & Other segment are as follows:

Three Months Ended June 30, 2013
	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separations	$2,428	$-	$2,428
Long-lived asset impairment	880	-	880
Write-down of inventory	-	277	277
Other Costs	3,057	-	3,057

Total	$6,365	$277	$6,642

Six Months Ended June 30, 2013
	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separations	$11,340	$-	$11,340
Long-lived asset impairment	3,406	-	3,406
Write-down of inventory	-	872	872
Other Costs	3,797	-	3,797

Total	$18,543	$872	$19,415

The Company expects to incur approximately $6 million to $9 million of additional restructuring costs by the end of December 2013.

The following table summarizes the restructuring costs by segment:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2013
Flavors & Fragrances	$5,951	$14,490
Color	600	4,310
Corporate & Other	91	615

Total	$6,642	$19,415

The following table summarizes the accrual for the restructuring and other charges for the six-month period ended June 30, 2013:

	Employee	Asset Related
(In thousands)	Separations	and other	Total
Balance as of December 31, 2012	$-	$-	$-
Restructuring costs	11,340	8,075	19,415
Cash spent	(4,910)	(2,451)	(7,361)
Reduction of assets	-	(4,278)	(4,278)
Translation adjustment	(135)	-	(135)

Balance as of June 30, 2013	$6,295	$1,346	$7,641

Index
11.	Commitments and Contingencies

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

The Company and Crossroads completed briefing on their respective appeals on January 6, 2012. The Michigan Court of Appeals has scheduled oral argument for September 10, 2013.

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

Index
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

On March 13, 2013, the parties filed a joint stipulation and proposed order to remove the case from San Francisco County Superior Court to Stanislaus County Superior Court. On April 18, 2013, the Court granted the request.  The discovery process is currently underway.  The parties have also agreed to pursue an early mediated resolution of this matter.  The mediation will occur on October 7, 2013.

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

OVERVIEW

Revenue was $378.8 million in the quarter ended June 30, 2013, an increase of 3.0% from $367.8 million reported in the second quarter of 2012. Revenue for the six months ended June 30, 2013, was $744.4 million, an increase of 1.5% from the prior year. Revenue for the Flavors & Fragrances segment increased 4.1% and 2.6% for the quarter and six months ended June 30, 2013, respectively, from the comparable periods last year.  Color segment revenue decreased 2.1% and 2.7% for the quarter and six months ended June 30, 2013, respectively, from the comparable periods last year primarily due to the reduction of sales of non-strategic and lower margin products. Corporate & Other revenue increased 8.5% and 5.7% for the quarter and six months ended June 30, 2013, respectively, from the comparable periods last year. The impact of foreign exchange rates increased consolidated revenue by approximately 50 basis points and 10 basis points in the quarter and six months ended June 30, 2013, respectively. Additional information on group results can be found in the Segment Information section.

Earlier this year, the Company announced that it was initiating a broad and strategic restructuring plan. The plan includes relocating the Flavors & Fragrances Group headquarters to Chicago, consolidating several operating facilities throughout Europe and North America, and reducing headcount by more than 200 employees.

The gross profit margin was 32.3% for the quarter ended June 30, 2013, and 32.6% for the same period in 2012. The gross profit margin was 32.2% and 32.1% for the six months ended June 30, 2013 and 2012, respectively. Included in cost of sales are $0.3 million and $0.9 million of restructuring costs in the quarter and six months ended June 30, 2013, respectively, which reduced gross profit. Before the restructuring costs, gross margin decreased 20 basis points to 32.4% in the second quarter primarily due to the impact of higher manufacturing costs, partially offset by an increase in selling prices. For the six months ended June 30, 2013, gross margin before the restructuring costs was 32.3%, an increase of 20 basis points primarily due to higher selling prices and favorable product mix which more than offset higher raw material costs.

Selling and administrative expenses as a percent of revenue were 19.5% and 17.9% in the quarters ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, selling and administrative expenses as a percent of revenue were 20.8% and 18.3%, respectively. Restructuring costs of $6.4 million and $18.5 million were included in selling and administrative expenses in the three and six months ended June 30, 2013, respectively. Before the restructuring costs, selling and administrative expenses as a percent of revenue were 17.8% and 18.3% for the three and six months ended June 30, 2013, respectively. Lower legal and other professional fees and savings from the 2013 restructuring program were partially offset by normal inflationary increases.

Operating income was $48.7 million and $54.3 million for the second quarters of 2013 and 2012, respectively. Before the $6.6 million of total restructuring costs, operating income for the second quarter of 2013 was $55.3 million, an increase of 1.9% from the prior year. Operating income for the six months ended June 30, 2013 and 2012, respectively, was $85.0 million and $100.8 million. Before the $19.4 million of total restructuring costs, operating income for the first six months of 2013 was $104.4 million, an increase of 3.6%. The impact of foreign exchange rates increased operating profit by approximately 80 basis points and 60 basis points in the three and six months ended June 30, 2013, respectively. Operating margins were 12.9% and 14.8% for the second quarters of 2013 and 2012, respectively, and 11.4% and 13.7% for the six months ended June 30, 2013 and 2012, respectively. Before the impact of the restructuring costs, 2013 operating margin was 14.6% in the second quarter and 14.0% for the first six months of 2013.

Interest expense for the second quarters of 2013 and 2012 was $4.0 million and $4.3 million, respectively. For the first six months of the year, interest expense was $8.3 million in 2013 and $8.8 million in 2012. The decrease is primarily due to lower average interest rates in the quarter and six months ended June 30, 2013.

The effective income tax rates were 27.7% and 30.1% for the quarters ended June 30, 2013 and 2012, respectively. The effective income tax rates were 30.0% and 30.7% in the six months ended June 30, 2013 and 2012, respectively. Before the restructuring costs, the effective tax rate was 27.9% and 29.5% for the three and six months ended June 30, 2013. The effective tax rates in both 2013 and 2012 were reduced by changes in estimates associated with the finalization of prior year tax items and valuation allowances. The Company expects the effective tax rate for the remainder of 2013 to be between 32.0% and 32.5%, before the income tax expense or benefit related to discrete items and the restructuring costs, which will be reported in the quarter in which they occur.

Index
The table below reconciles the reported three and six months ended June 30, 2013, results to those results before the impact of the restructuring charge, which are non-GAAP financial measures.

($'s in thousands)	Reported 2013	Restructuring Impact	Adjusted 2013
Quarter ended June 30, 2013
Revenue	$378,806	$-	$378,806
Cost of products sold	256,285	277	256,008
Selling and administrative expenses	73,843	6,365	67,478
Operating income	48,678	(6,642)	55,320
Interest expense	4,008	-	4,008
Earnings before income taxes	44,670	(6,642)	51,312
Income taxes	12,388	(1,940)	14,328
Net earnings	$32,282	$(4,702)	$36,984

Gross margin	32.3%		32.4%
Selling and administrative	19.5%		17.8%
Operating margin	12.9%		14.6%
Effective income tax rate	27.7%		27.9%

Six Months ended June 30, 2013
Revenue	$744,446	$-	$744,446
Cost of products sold	504,788	872	503,916
Selling and administrative expenses	154,642	18,543	136,099
Operating income	85,016	(19,415)	104,431
Interest expense	8,269	-	8,269
Earnings before income taxes	76,747	(19,415)	96,162
Income taxes	23,026	(5,306)	28,332
Net earnings	$53,721	$(14,109)	$67,830

Gross margin	32.2%		32.3%
Selling and administrative	20.8%		18.3%
Operating margin	11.4%		14.0%
Effective income tax rate	30.0%		29.5%

The company has included non-GAAP financial measures, to remove the costs related to the restructuring plan and provide investors with a view of operating performance excluding the restructuring costs.

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $227.9 million and $218.9 million in the second quarters of 2013 and 2012, respectively. Higher revenue in North America ($5.7 million), Europe ($1.3 million) and Mexico ($0.6 million) was combined with the favorable impact of foreign exchange rates ($1.3 million). The higher revenue was due to increased volumes in all markets combined with higher prices in North America and Mexico.

Index
Flavors & Fragrances segment operating income was $32.6 million and $33.5 million in the second quarters of 2013 and 2012, respectively. The decrease was primarily attributable to lower profit in Europe ($1.2 million) partially offset by higher profit in Mexico ($0.3 million) and the favorable impact of foreign exchange rates ($0.2 million). The lower profit in Europe was primarily related to increased costs, including expansion of our sales and technical staff, and lower selling prices. Higher profit in Mexico was primarily due to favorable pricing. Profit in North America was flat with the prior year in the quarter as the impact of higher volume and higher selling prices was offset by higher raw material and other costs. Operating income as a percent of revenue was 14.3% and 15.3% for the second quarters of 2013 and 2012, respectively.

Revenue for the Flavors & Fragrances segment was $445.0 million and $433.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase in revenue was primarily due to higher revenue in North America ($6.6 million), Europe ($2.4 million) and Mexico ($0.8 million) combined with the favorable impact of foreign exchange rates ($1.6 million). The higher revenue in both North America and Mexico was primarily due to higher prices and increased volumes. The higher revenue in Europe was primarily due to higher volumes.

Operating income was $61.5 million and $62.5 million for the six months ended June 30, 2013 and 2012, respectively. Lower profit in Europe ($1.6 million) was partially offset by higher profit in North America ($0.5 million). The lower profit in Europe was primarily due to higher costs, including expansion of our sales and technical staff. The higher profit in North America was primarily due to the impact of higher prices and volumes partially offset by higher raw material and other costs.

Color –
Revenue for the Color segment was $126.6 million and $129.2 million for the quarters ended June 30, 2013 and 2012, respectively. The lower revenue was primarily related to lower sales of non-food colors ($2.0 million) and lower sales of food and beverage colors ($1.1 million). The lower sales of non-food colors and food and beverage colors were primarily due to lower volumes. The lower sales of non-food colors were primarily due to the termination of a supply agreement by a major customer of OEM inkjet ink products. Sales under this supply agreement were non-strategic products that the Company continues to rationalize and were partially offset by higher margin digital inks sales. The Company believes that there is more potential in digital inks and is focusing on this higher margin business for growth.

Operating income for the quarter ended June 30, 2013, was $27.7 million, an increase of 4.4% from the $26.6 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of non-food colors ($2.0 million) partially reduced by lower profit on sales of food and beverage colors ($1.0 million). The higher profit on sales of non-food colors was primarily driven by favorable product mix. The lower profit on sales of food and beverage colors was primarily due to lower volumes. Operating income as a percent of revenue increased 140 basis points to 21.9% in the second quarter of 2013 from 20.5% in the prior year’s quarter.

Color segment revenue was $254.5 million and $261.5 million for the six months ended June 30, 2013 and 2012, respectively. The lower revenue was primarily due to lower sales of non-food colors ($5.5 million) and food and beverage colors ($1.2 million), both caused by lower volumes.

Operating income was $53.7 million for the first six months of 2013, an increase of 2.6% from $52.3 million reported for the first six months of 2012. The increase was primarily due to the higher profit on sales of non-food colors ($2.0 million), partially offset by lower profit on sales of food and beverage colors ($0.8 million). The higher profit on sales of non-food colors was primarily due to favorable product mix. The lower profit on sales of food and beverage colors was primarily due to lower volumes. Operating income as a percent of revenue was 21.1%, up from 20.0% in the prior year’s first six months.

Corporate & Other –
Revenue for the Corporate & Other segment increased 8.5% to $38.8 million for the quarter ended June 30, 2013, from $35.8 million for the quarter ended June 30, 2012. The increase was primarily related to higher volumes in Asia Pacific.

The Corporate & Other segment reported operating losses of $11.6 million and $5.7 million for the quarters ended June 30, 2013 and 2012, respectively. The lower results were primarily due to $6.6 million of restructuring charges recorded in the second quarter of 2013 partially offset by the profit on higher volumes in Asia Pacific and lower expenses. All restructuring charges for the Company are included in the Corporate & Other segment.

Index
Revenue for the Corporate & Other segment was $74.8 million for the first six months of 2013, an increase of 5.7% from the $70.8 million reported in the first six months of 2012. The increase was primarily due to higher volumes in Asia Pacific.

An operating loss of $30.1 million was reported in the first six months of 2013 compared to an operating loss of $14.1 million in the prior year period. The lower results were primarily due to $19.4 million of restructuring charges in 2013 partially offset by the profit on higher volumes in Asia Pacific and lower expenses.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 24.3% and 23.5% as of June 30, 2013, and December 31, 2012, respectively. The increase was due to higher debt at June 30, 2013, partially reduced by higher total equity. Debt increases are discussed below.

Net cash provided by operating activities was $70.0 million and $49.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash provided by operating activities was primarily due to lower cash required to fund working capital. The decrease in working capital requirements was primarily driven by a current year decrease in inventory and a prior year decrease in accounts payable.

Net cash used in investing activities was $55.3 million and $46.7 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures were $55.2 million and $47.8 million for the six months ended June 30, 2013 and 2012, respectively. The increase in capital expenditures is related to the expansion of capabilities and improvement of efficiencies at various locations combined with the capital required for the restructuring program.

Net cash used in financing activities was $1.6 million in the first six months of 2013 and $13.6 million in the comparable period of 2012. The cash required to fund capital expenditures, treasury stock purchases (in 2012 only) and dividend payments in the first six months of 2013 and 2012 caused the Company to increase debt by a net amount of $20.5 million and $24.2 million, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $22.5 million and $21.5 million were paid during the six months ended June 30, 2013 and 2012, respectively. Dividends were 45 cents per share for the first six months of 2013 and 43 cents per share in the comparable period of 2012, reflecting the Company’s increase in the quarterly dividend to 23 cents per share beginning in the second quarter of 2013.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2013.  For additional information about contractual obligations, refer to page 21 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2013.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2013.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2013.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting:  There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2013, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The Company and Crossroads completed briefing on their respective appeals on January 6, 2012. The Michigan Court of Appeals has scheduled oral argument for September 10, 2013.

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

On March 13, 2013, the parties filed a joint stipulation and proposed order to remove the case from San Francisco County Superior Court to Stanislaus County Superior Court. On April 18, 2013, the Court granted the request.  The discovery process is currently underway.  The parties have also agreed to pursue an early mediated resolution of this matter.  The mediation will occur on October 7, 2013.

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 6, 2013	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date:	August 6, 2013	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

Exhibit	Description	Incorporated by Reference From	Filed Herewith
3.2	Amended and Restated By-laws of Sensient Technologies Corporation as amended as of July 25, 2013	Exhibit 3.2 to Current Report on Form 8-K dated July 26, 2013 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T	X