Form 10-Q
period 2013-09-30
SENSIENT TECHNOLOGIES CORP
filed 2013-11-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:       (414) 271‑6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, par value $0.10 per share	50,057,235

Index
SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2013	2012	2013	2012

Revenue	$371,993	$369,371	$1,116,439	$1,102,808

Cost of products sold	251,934	251,778	756,722	749,928

Selling and administrative expenses	71,269	66,892	225,911	201,392

Operating income	48,790	50,701	133,806	151,488

Interest expense	4,048	4,483	12,317	13,236

Earnings before income taxes	44,742	46,218	121,489	138,252

Income taxes	13,217	13,342	36,243	41,565

Net earnings	$31,525	$32,876	$85,246	$96,687

Average number of common shares outstanding:
Basic	49,761	49,536	49,741	49,616

Diluted	49,946	49,785	49,910	49,850

Earnings per common share:
Basic	$0.63	$0.66	$1.71	$1.95

Diluted	$0.63	$0.66	$1.71	$1.94

Dividends per common share	$0.23	$0.22	$0.68	$0.65

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2013	2012	2013	2012

Comprehensive Income	$58,773	$50,381	$86,816	$106,741

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2013	December 31,
ASSETS	(Unaudited)	2012

CURRENT ASSETS:
Cash and cash equivalents	$24,255	$15,062
Trade accounts receivable, net	258,342	237,626
Inventories	449,012	442,714
Prepaid expenses and other current assets	57,799	55,952

TOTAL CURRENT ASSETS	789,408	751,354

OTHER ASSETS	45,388	47,685

INTANGIBLE ASSETS, NET	10,790	11,578

GOODWILL	453,751	451,318

PROPERTY, PLANT AND EQUIPMENT:
Land	55,967	53,387
Buildings	345,803	339,732
Machinery and equipment	732,386	735,237
Construction in progress	83,820	41,999
	1,217,976	1,170,355
Less accumulated depreciation	(670,509)	(655,647)
	547,467	514,708

TOTAL ASSETS	$1,846,804	$1,776,643

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$94,311	$96,283
Accrued salaries, wages and withholdings from employees	32,051	27,162
Other accrued expenses	90,873	56,946
Income taxes	2,656	3,797
Short-term borrowings	20,288	20,048

TOTAL CURRENT LIABILITIES	240,179	204,236

OTHER LIABILITIES	18,396	24,003

ACCRUED EMPLOYEE AND RETIREE BENEFITS	43,222	60,527

LONG-TERM DEBT	334,852	333,979

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	100,085	98,253
Earnings reinvested in the business	1,201,322	1,150,092
Treasury stock, at cost	(93,633)	(95,258)
Accumulated other comprehensive loss	(3,015)	(4,585)

TOTAL SHAREHOLDERS’ EQUITY	1,210,155	1,153,898

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,846,804	$1,776,643

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2013	2012

Cash flows from operating activities:
Net earnings	$85,246	$96,687
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	39,051	36,504
Share-based compensation	1,963	3,375
Loss (Gain) on assets	357	(1,015)
Deferred income taxes	(1,100)	627
Changes in operating assets and liabilities	(7,748)	(43,968)

Net cash provided by operating activities	117,769	92,210

Cash flows from investing activities:
Acquisition of property, plant and equipment	(77,247)	(67,600)
Proceeds from sale of assets	5,931	1,321
Other investing activity	(165)	(160)

Net cash used in investing activities	(71,481)	(66,439)

Cash flows from financing activities:
Proceeds from additional borrowings	80,574	55,665
Debt payments	(82,365)	(46,212)
Purchase of treasury stock	-	(17,104)
Dividends paid	(34,016)	(32,489)
Proceeds from options exercised and other equity transactions	513	1,399

Net cash used in financing activities	(35,294)	(38,741)

Effect of exchange rate changes on cash and cash equivalents	(1,801)	2,455

Net increase (decrease) in cash and cash equivalents	9,193	(10,515)
Cash and cash equivalents at beginning of period	15,062	22,855

Cash and cash equivalents at end of period	$24,255	$12,340

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2013, and December 31, 2012, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2013 and December 31, 2012, the Company’s only assets and liabilities subject to this standard are forward exchange contracts and mutual fund investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was negligible as of September 30, 2013 and December 31, 2012. The fair value of the investments based on September 30, 2013, and December 31, 2012, market quotes (Level 1 inputs) was an asset of $19.4 million and $20.3 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of September 30, 2013. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2013, was $334.9 million. The fair value of the long-term debt at September 30, 2013, was $361.0 million.

3.	Debt

On April 5, 2013, the Company entered into an agreement with investors to issue 10-year, fixed-rate senior notes of $75 million and about €38 million at fixed rates of 3.66% and 3.06%, respectively. These notes will have a final maturity in November 2023. Proceeds from the sale of the notes will be received in November 2013 and used to repay maturing debt and for general corporate purposes.

Index
4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended September 30, 2013:
Revenue from external customers	$216,826	$118,153	$37,014	$371,993
Intersegment revenue	9,444	5,701	565	15,710
Total revenue	$226,270	$123,854	$37,579	$387,703

Operating income (loss)	$31,759	$26,833	$(9,802)	$48,790
Interest expense	-	-	4,048	4,048
Earnings (loss) before income taxes	$31,759	$26,833	$(13,850)	$44,742

Three months ended September 30, 2012:
Revenue from external customers	$215,306	$116,539	$37,526	$369,371
Intersegment revenue	9,393	5,563	283	15,239
Total revenue	$224,699	$122,102	$37,809	$384,610

Operating income (loss)	$31,810	$24,211	$(5,320)	$50,701
Interest expense	-	-	4,483	4,483
Earnings (loss) before income taxes	$31,810	$24,211	$(9,803)	$46,218

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Nine months ended September 30, 2013:
Revenue from external customers	$643,583	$361,810	$111,046	$1,116,439
Intersegment revenue	27,646	16,511	1,331	45,488
Total revenue	$671,229	$378,321	$112,377	$1,161,927

Operating income (loss)	$93,240	$80,516	$(39,950)	$133,806
Interest expense	-	-	12,317	12,317
Earnings (loss) before income taxes	$93,240	$80,516	$(52,267)	$121,489

Nine months ended September 30, 2012:
Revenue from external customers	$628,647	$366,624	$107,537	$1,102,808
Intersegment revenue	29,701	16,975	1,045	47,721
Total revenue	$658,348	$383,599	$108,582	$1,150,529

Operating income (loss)	$94,334	$76,547	$(19,393)	$151,488
Interest expense	-	-	13,236	13,236
Earnings (loss) before income taxes	$94,334	$76,547	$(32,629)	$138,252

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

Index
5.	Inventories

At September 30, 2013 and December 31, 2012, inventories included finished and in-process products totaling $294.2 million and $301.6 million, respectively, and raw materials and supplies of $154.8 million and $141.1 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Service cost	$752	$637	$2,265	$1,908
Interest cost	599	678	1,803	2,030
Expected return on plan assets	(362)	(360)	(1,089)	(1,077)
Amortization of prior service cost	43	493	129	1,479
Amortization of actuarial loss	798	190	2,397	567

Defined benefit expense	$1,830	$1,638	$5,505	$4,907

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $26.6 million and $18.9 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2013, and December 31, 2012, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of September 30, 2013, and December 31, 2012, the total value of the Company’s Euro and Swiss Franc debt was $95.2 million and $55.0 million, respectively.  For the three and nine months ended September 30, 2013, the impact of foreign exchange rates on these debt instruments increased debt by $3.8 million and $2.4 million, respectively, and has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for the quarters ended September 30, 2013 and 2012 were 29.5% and 28.9%, respectively. For the nine months ended September 30, 2013 and 2012, the effective income tax rates were 29.8% and 30.1%, respectively. The effective tax rates in both 2013 and 2012 were reduced by changes in estimates associated with the finalization of prior year foreign and domestic tax items. The 2013 rates in the quarter and nine-month periods include the impact of the restructuring costs.

Index
9.	Accumulated Other Comprehensive Income

The following tables summarize the changes in Accumulated Other Comprehensive Income (OCI) for the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2013
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of June 30, 2013	$(495)	$(11,007)	$(18,761)	$(30,263)
Other comprehensive income before reclassifications	317	-	26,265	26,582
Amounts reclassified from OCI	140	526	-	666
Balance as of September 30, 2013	$(38)	$(10,481)	$7,504	$(3,015)

Nine Months Ended September 30, 2013
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2012	$35	$(12,062)	$7,442	$(4,585)
Other comprehensive (loss) income before reclassifications	(161)	-	62	(99)
Amounts reclassified from OCI	88	1,581	-	1,669
Balance as of September 30, 2013	$(38)	$(10,481)	$7,504	$(3,015)

(a)	Cash Flow Hedges and Pension Items are net of tax.

The following table summarizes the pension items reclassified out of OCI and into the Statement of Earnings during the three and nine months ended September 30, 2013:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$43	$129
Actuarial loss	798	2,397
Total before income taxes	841	2,526
Tax benefit	(315)	(945)
Total net of tax	$526	$1,581

10.	Restructuring

The Company recorded restructuring costs of $6.6 million ($4.4 million after tax) and $26.0 million ($18.5 million after tax) for the three and nine months ended September 30, 2013, respectively, related to the 2013 restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company.

Index
Detail of the restructuring costs and the line items in which it was recorded in the Corporate & Other segment are as follows:

Three Months Ended September 30, 2013
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separations	$5,002	$-	$5,002
Long-lived asset impairment	220	-	220
Gain on asset sales	(3,019)	-	(3,019)
Write-down of inventory	-	545	545
Other Costs	3,838	-	3,838

Total	$6,041	$545	$6,586

Nine Months Ended September 30, 2013
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separations	$16,342	$-	$16,342
Long-lived asset impairment	3,626	-	3,626
Gain on asset sales	(3,019)	-	(3,019)
Write-down of inventory	-	1,417	1,417
Other Costs	7,635	-	7,635

Total	$24,584	$1,417	$26,001

The Company expects to incur approximately $4 million to $6 million of additional restructuring costs by the end of December 2013.

The following table summarizes the restructuring costs by segment:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2013
Flavors & Fragrances	$4,167	$18,657
Color	1,497	5,807
Corporate & Other	922	1,537

Total	$6,586	$26,001

The following table summarizes the accrual for the restructuring and other charges for the nine months ended September 30, 2013, which is recorded in other accrued expenses:

(In thousands)	Employee Separations	Asset Related and other	Total
Balance as of December 31, 2012	$-	$-	$-
Restructuring costs	16,342	9,659	26,001
Gain on sale of assets	-	3,019	3,019
Cash spent	(8,258)	(5,613)	(13,871)
Reduction of assets	-	(5,043)	(5,043)
Translation adjustment	(24)	-	(24)

Balance as of September 30, 2013	$8,060	$2,022	$10,082

Index
11.	Commitments and Contingencies

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan, seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed over $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads had a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.

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

The Michigan Court of Appeals heard oral argument on the appeals on September 10, 2013. On October 31, 2013, the Court issued its decision affirming the trial court in all respects, including the denial of the Crossroad claim to recover over $1.4 million from the Company. Crossroads has the right to petition the Michigan Supreme Court to review the decision of the Court of Appeals.  Supreme Court review is discretionary and is rarely granted.

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

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company originally opposed the bankruptcy petition to the extent Hubbell sought a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.  The Company and Hubbell filed a joint motion to dismiss the Company’s claims against Hubbell without prejudice pending the Michigan state court action.  The Bankruptcy Court granted the motion.  Under the terms of the dismissal, if the state courts determine that the Company is liable to Crossroads, the Company will have 60 days to reopen the adversary proceeding and pursue its claims against Hubbell.  Therefore, absent the Michigan Supreme Court granting a petition to review the Court of Appeals’ decision and then reversing the Court of Appeals’ holding that Sensient is not liable to Crossroads, the dismissal of Sensient’s claims against Hubbell in his personal bankruptcy proceeding shall become with prejudice.

Vega v. Sensient Dehydrated Flavors LLC

On January 3, 2013, Thomas Vega, a current employee, filed (but did not serve) a Class Action Complaint in San Francisco County Superior Court against Sensient Dehydrated Flavors LLC.  On February 11, 2013, Vega filed and served a First Amended Complaint (“Complaint”) against the Company and a Company supervisor. Vega alleges that the Company failed to provide alleged class members with meal periods, compensation for the alleged absence of meal periods, and accurate wage statements, in violation of the California labor code. The alleged class includes all employees paid on an hourly basis and forklift operators. The Complaint seeks damages, back wages, injunctive relief, penalties, interest, and attorneys’ fees for the members of the alleged class. The Complaint alleges that the total damages and costs “do not exceed a[n] aggregate of $4,999,999.99.”

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

On October 7, 2013, following a private mediation, the parties signed a Memorandum of Understanding in which they agreed to resolve the action for a maximum of $275,000 on a claims made basis.  The settlement now must be presented to, and approved by, the Stanislaus County Superior Court. The preliminary approval hearing is scheduled for December 5, 2013. At the hearing the Court will set a final approval date for the settlement.

Other Claims and Litigation

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

OVERVIEW

Revenue was $372.0 million in the quarter ended September 30, 2013, compared to $369.4 million in the quarter ended September 30, 2012. Revenue for the nine months ended September 30, 2013, was $1.12 billion, an increase of 1.2% from the prior year. Revenue for the Flavors & Fragrances segment increased 0.7% and 1.2% for the quarter and nine months ended September 30, 2013, respectively, from the comparable periods last year.  Color segment revenue increased 1.4% for the quarter ended September 30, 2013, but decreased 1.4% for the nine months ended September 30, 2013, from the comparable periods last year. The decrease in the nine-month period is primarily due to a reduction of sales of non-strategic and lower margin products. Corporate & Other revenue decreased 0.6% and increased 3.5% for the quarter and nine months ended September 30, 2013, respectively, from the comparable periods last year. The impact of foreign exchange rates increased consolidated revenue by approximately 20 basis points in both the quarter and nine months ended September 30, 2013, respectively. Additional information on group results can be found in the Segment Information section.

Earlier this year, the Company announced that it was initiating a broad and strategic restructuring plan. The plan included relocating the Flavors & Fragrances Group headquarters to Chicago, consolidating several operating facilities throughout Europe and North America, and reducing headcount by more than 200 employees. The relocation of the Flavors & Fragrances Group headquarters has been completed and the remainder of the restructuring plan is proceeding as planned.

The gross profit margin improved to 32.3% for the quarter ended September 30, 2013, from 31.8% for the same period in 2012. For the nine months ended September 30, 2013, gross profit margin improved 20 basis points to 32.2% from 32.0% for the same period in 2012. Included in cost of sales are $0.5 million and $1.4 million of restructuring costs in the three and nine months ended September 30, 2013, respectively, which reduced gross profit. Before the restructuring costs, gross profit margin increased 60 basis points to 32.4% in the third quarter primarily due to the impact of higher selling prices and improved product mix partially offset by an increase in manufacturing costs. For the nine months ended September 30, 2013, gross profit margin before the restructuring costs was 32.3%, an increase of 30 basis points primarily due to higher selling prices and favorable product mix, which more than offset higher manufacturing costs.

Selling and administrative expenses as a percent of revenue were 19.2% and 18.1% in the quarters ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, selling and administrative expenses as a percent of revenue were 20.2% and 18.3%, respectively. Restructuring costs of $6.0 million and $24.6 million were included in selling and administrative expenses in the three and nine months ended September 30, 2013, respectively. Before the restructuring costs, selling and administrative expenses as a percent of revenue were 17.5% and 18.0% for the three and nine months ended September 30, 2013, respectively. Lower legal and other professional fees and savings from the 2013 restructuring program were partially offset by normal inflationary increases in both the quarter and year-to-date period.

Operating income was $48.8 million and $50.7 million for the third quarters of 2013 and 2012, respectively. Before the $6.6 million of total restructuring costs, operating income for the third quarter of 2013 was $55.4 million, an increase of 9.2% from the prior year. Operating income for the nine months ended September 30, 2013 and 2012, was $133.8 million and $151.5 million, respectively. Before the $26.0 million of total restructuring costs, operating income for the first nine months of 2013 was $159.8 million, an increase of 5.5%. The impact of foreign exchange rates increased operating profit by approximately 50 basis points in both the three and nine months ended September 30, 2013, respectively. Operating margins were 13.1% and 13.7% for the third quarters of 2013 and 2012, respectively, and 12.0% and 13.7% for the nine months ended September 30, 2013 and 2012, respectively. Before the impact of the restructuring costs, 2013 operating margin was 14.9% in the third quarter and 14.3% for the first nine months of 2013.

Interest expense for the third quarters of 2013 and 2012 was $4.0 million and $4.5 million, respectively. For the first nine months of the year, interest expense was $12.3 million in 2013 and $13.2 million in 2012. The decrease is primarily due to lower average interest rates in the quarter and nine months ended September 30, 2013.

Index
The effective income tax rates were 29.5% and 28.9% for the quarters ended September 30, 2013 and 2012, respectively. The effective income tax rates were 29.8% and 30.1% in the nine months ended September 30, 2013 and 2012, respectively. Before the restructuring costs, the effective tax rates were 30.0% and 29.7% for the three and nine months ended September 30, 2013. The effective tax rates in both 2013 and 2012 were reduced by changes in estimates associated with the finalization of prior year tax items. The effective tax rates for the last five years have been in the range of 28.9% to 30.5%. The Company expects the effective tax rate for all of 2013 to be within this range.

The table below reconciles the reported three and nine months ended September 30, 2013, results to those results before the impact of the restructuring charge, which are non-GAAP financial measures.

($'s in thousands)	Reported 2013	Restructuring Impact	Adjusted 2013
Quarter ended September 30, 2013
Revenue	$371,993	$-	$371,993
Cost of products sold	251,934	545	251,389
Selling and administrative expenses	71,269	6,041	65,228
Operating income	48,790	(6,586)	55,376
Interest expense	4,048	-	4,048
Earnings before income taxes	44,742	(6,586)	51,328
Income taxes	13,217	(2,206)	15,423
Net earnings	$31,525	$(4,380)	$35,905

Gross margin	32.3%		32.4%
Selling and administrative	19.2%		17.5%
Operating margin	13.1%		14.9%

Nine Months ended September 30, 2013
Revenue	$1,116,439	$-	$1,116,439
Cost of products sold	756,722	1,417	755,305
Selling and administrative expenses	225,911	24,584	201,327
Operating income	133,806	(26,001)	159,807
Interest expense	12,317	-	12,317
Earnings before income taxes	121,489	(26,001)	147,490
Income taxes	36,243	(7,512)	43,755
Net earnings	$85,246	$(18,489)	$103,735

Gross margin	32.2%		32.3%
Selling and administrative	20.2%		18.0%
Operating margin	12.0%		14.3%

The company has included non-GAAP financial measures, to remove the costs related to the restructuring plan and provide investors with a view of operating performance excluding the restructuring costs.

SEGMENT INFORMATION

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $226.3 million and $224.7 million in the third quarters of 2013 and 2012, respectively. Higher revenue in North America ($0.4 million) and Mexico ($0.4 million), combined with the favorable impact of foreign exchange rates ($2.0 million) was partially offset by lower revenue in Europe ($1.3 million). The higher revenue in North America was primarily due to increased selling prices partially reduced by lower volumes. The higher revenue in Mexico was due to both higher selling prices and volume. The lower revenue in Europe was primarily due to lower volumes and lower selling prices.

Flavors & Fragrances segment operating income was $31.8 million in both the third quarters of 2013 and 2012. Higher profit in North America ($2.0 million) was offset by lower profit in Europe ($1.9 million). The higher profit in North America was primarily related to higher selling prices which more than offset increased costs. The lower profit in Europe was due to lower pricing, primarily in fragrances, and higher costs, including an increase in sales and technical staff. Operating income as a percent of revenue was 14.0% and 14.2% for the third quarters of 2013 and 2012, respectively.

Index
Revenue for the Flavors & Fragrances segment was $671.2 million for the nine months ended September 30, 2013, an increase of 2.0% from $658.3 million reported in the same period of 2012. The increase in revenue was due to higher revenue in North America ($7.0 million), Mexico ($1.2 million) and Europe ($1.1 million) combined with the favorable impact of foreign exchange rates ($3.6 million). The higher revenue in North America was primarily due to higher selling prices partially offset by lower volumes. The higher revenue in Mexico was due to both higher selling prices and increased volumes. The higher revenue in Europe was primarily due to higher volumes partially offset by lower selling prices in fragrances.

Operating income was $93.2 million and $94.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in operating income was primarily due to lower profit in Europe ($3.5 million) partially offset by higher profit in North America ($2.5 million). The lower profit in Europe was primarily due to higher costs, including expansion of our sales and technical staff, and lower selling prices in fragrances. The higher profit in North America was primarily due to the impact of higher selling prices and volumes partially offset by higher raw material and other costs.

Color –
Revenue for the Color segment was $123.9 million and $122.1 million for the quarters ended September 30, 2013 and 2012, respectively. The increase in revenue was primarily related to higher sales of food and beverage colors ($1.8 million) partially offset by lower sales of non-food colors ($0.5 million). The higher sales of food and beverage colors were primarily due to higher volumes. The lower sales of non-food colors were primarily due to the termination of a supply agreement by a major customer of OEM inkjet ink products. Sales under this supply agreement were non-strategic products that the Company continues to rationalize and were partially offset by increased sales of higher margin digital inks and cosmetic colors.

Operating income for the quarter ended September 30, 2013, was $26.8 million, an increase of 10.8% from the $24.2 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of food and beverage colors ($1.6 million) and non-food colors ($0.8 million). The higher profit on sales of food and beverage colors was primarily due to higher volumes and favorable product mix. The higher profit on sales of non-food colors was primarily driven by favorable product mix which more than offset the impact of the lower volume due to the termination of the supply agreement mentioned above. Operating income as a percent of revenue increased 190 basis points to 21.7% in the third quarter of 2013 from 19.8% in the prior year’s third quarter.

Color segment revenue was $378.3 million and $383.6 million for the nine months ended September 30, 2013 and 2012, respectively. The lower revenue was primarily due to lower sales of non-food colors ($6.0 million) partially offset by higher sales of food and beverage colors ($0.6 million). The lower sales of non-food colors were primarily related to lower volumes as a result of the termination of the supply agreement. Higher sales of food and beverage colors were primarily related to increased volumes.

Operating income was $80.5 million for the first nine months of 2013, an increase of 5.2% from $76.5 million reported for the first nine months of 2012. The increase was primarily due to the higher profit on sales of non-food colors ($2.8 million) and on sales of food and beverage colors ($0.8 million) combined with the favorable impact of foreign exchange rates ($0.3 million). The higher profit on sales of non-food colors was primarily due to higher prices and favorable product mix. The higher profit on sales of food and beverage colors was primarily due to lower costs and favorable product mix. Operating income as a percent of revenue was 21.3% in the first nine months of 2013, up 130 basis points from the 20.0% reported in the first nine months of 2012.

Corporate & Other –
Revenue for the Corporate & Other segment was $37.6 million and $37.8 million for the quarters ended September 30, 2013 and 2012, respectively. The unfavorable impact of foreign exchange rates more than offset the higher volumes in Asia Pacific.

The Corporate & Other segment reported operating losses of $9.8 million and $5.3 million for the quarters ended September 30, 2013 and 2012, respectively. The lower results were primarily due to $6.6 million of restructuring charges recorded in the third quarter of 2013 partially offset by the profit on higher volumes in Asia Pacific and lower expenses. All restructuring charges for the Company are included in the Corporate & Other segment.

Revenue for the Corporate & Other segment was $112.4 million for the first nine months of 2013, an increase of 3.5% from the $108.6 million reported in the first nine months of 2012. The increase was primarily due to higher volumes in Asia Pacific.

Index
An operating loss of $40.0 million was reported in the first nine months of 2013 compared to an operating loss of $19.4 million in the prior year period. The lower results were primarily due to $26.0 million of restructuring charges in 2013 partially offset by the profit on higher volumes in Asia Pacific and lower expenses.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 22.7% and 23.5% as of September 30, 2013, and December 31, 2012, respectively. The decrease was primarily due to higher total equity.

Net cash provided by operating activities was $117.8 million and $92.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided by operating activities was primarily due to lower cash required to fund working capital. The decrease in working capital requirements was primarily driven by a prior year increase in inventory and a current year increase in accounts payable.

Net cash used in investing activities was $71.5 million and $66.4 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures were $77.2 million and $67.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in capital expenditures is related to the expansion of capabilities and improvement of efficiencies at various locations combined with the capital required for the restructuring program.

Net cash used in financing activities was $35.3 million in the first nine months of 2013 and $38.7 million in the comparable period of 2012. In the first nine months of 2013, cash provided by operating activities was able to fund capital expenditures and dividend payments resulting in a net reduction of debt of $1.8 million. In the first nine months of 2012, debt increased by $9.5 million to fund capital expenditures, dividend payments and purchases of Company stock. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $34.0 million and $32.5 million were paid during the nine months ended September 30, 2013 and 2012, respectively. Dividends were 68 cents per share for the first nine months of 2013 and 65 cents per share in the comparable period of 2012, reflecting the Company’s increase in the quarterly dividend to 23 cents per share beginning in the second quarter of 2013.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2013.  For additional information about contractual obligations, refer to page 21 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2013.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2013.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2013.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2012 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Change in Internal Control Over Financial Reporting:  There has been no change in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2013, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan, seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed over $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads had a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company has appealed these adverse decisions of the Circuit Court.

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

The Michigan Court of Appeals heard oral argument on the appeals on September 10, 2013. On October 31, 2013, the Cout issued its decision affirming the trial court in all respects, including the denial of the Crossroad claim to recover over $1.4 million from the Company. Crossroads has the right to petition the Michigan Supreme Court to review the decision of the Court of Appeals.  Supreme Court review is discretionary and is rarely granted.

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

Christopher Hubbell, a principal of Cherry Blossom, has personally filed a petition for bankruptcy. The Company originally opposed the bankruptcy petition to the extent Hubbell sought a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.  The Company and Hubbell filed a joint motion to dismiss the Company’s claims against Hubbell without prejudice pending the Michigan state court action.  The Bankruptcy Court granted the motion.  Under the terms of the dismissal, if the state courts determine that the Company is liable to Crossroads, the Company will have 60 days to reopen the adversary proceeding and pursue its claims against Hubbell. Therefore, absent the Michigan Supreme Court granting a petition to review the Court of Appeals’ decision and then reversing the Court of Appeals’ holding that Sensient is not liable to Crossroads, the dismissal of Sensient’s claims against Hubbell in his personal bankruptcy proceeding shall become with prejudice.

Index
Vega v. Sensient Dehydrated Flavors LLC

On January 3, 2013, Thomas Vega, a current employee, filed (but did not serve) a Class Action Complaint in San Francisco County Superior Court against Sensient Dehydrated Flavors LLC.  On February 11, 2013, Vega filed and served a First Amended Complaint (“Complaint”) against the Company and a Company supervisor. Vega alleges that the Company failed to provide alleged class members with meal periods, compensation for the alleged absence of meal periods, and accurate wage statements, in violation of the California labor code. The alleged class includes all employees paid on an hourly basis and forklift operators. The Complaint seeks damages, back wages, injunctive relief, penalties, interest, and attorneys’ fees for the members of the alleged class. The Complaint alleges that the total damages and costs “do not exceed a[n] aggregate of $4,999,999.99.”

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

On October 7, 2013, following a private mediation, the parties signed a Memorandum of Understanding in which they agreed to resolve the action for a maximum of $275,000 on a claims made basis.  The settlement now must be presented to, and approved by, the Stanislaus County Superior Court. The preliminary approval hearing is scheduled for December 5, 2013. At the hearing the Court will set a final approval date for the settlement.

Other Claims and Litigation

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 8, 2013	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President, General Counsel & Secretary

Date:	November 8, 2013	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice
President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Exhibit	Description	Incorporated by Reference From	Filed Herewith
10.1	Form of Performance Stock Unit Agreement	Exhibit 10.1 to Current Report on Form 8-K dated October 21, 2013 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X