Form 10-K
period 2013-12-31
SENSIENT TECHNOLOGIES CORP
filed 2014-02-28
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer o	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2013, was $1,990,900,796.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 50,194,509 shares of Common Stock outstanding as of February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s 2014 Notice of Annual Meeting and Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2013 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies incorporated by reference from pages 19 and 20 of the Company’s 2013 Annual Report to Shareholders.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors and fragrances.  The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic and pharmaceutical systems, inkjet and specialty inks and colors, and other specialty and fine chemicals.  The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products include:

•	flavors, flavor enhancers and bionutrients;
•	fragrances and aroma chemicals;
•	dehydrated vegetables and other food ingredients;
•	natural and synthetic food and beverage colors;
•	cosmetic and pharmaceutical colors and additives; and
•	technical colors, inkjet colors and inks, and specialty dyes and pigments.

The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product-and-services basis.  Three additional segments, the Asia Pacific Group, the China Group and the Flavors Central & South America Group are managed on a geographic basis and are included in the “Corporate & Other” category, along with the Company’s corporate expenses.  Financial information regarding the Company’s two reportable segments and the operations included within Corporate & Other is incorporated by reference to the information set forth on pages 36 through 38 of the Company’s 2013 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

Index
In 2013, the Company completed the relocation of the Flavors & Fragrances Group headquarters to Chicago and implemented a profit improvement plan across all segments of the Company.  The profit improvement plan included consolidating facilities and positions throughout the Company. Additional information regarding the restructuring costs related to the relocation of the Flavors & Fragrances Group headquarters and the implementation of the profit improvement plan appears in “Restructuring Charges” on pages 38 and 39 of the 2013 Annual Report to Shareholders.

Flavors & Fragrances Group

The Company is a global developer, manufacturer and supplier of flavor and fragrance systems for the food, beverage, pharmaceutical, personal care and household-products industries.  The Company’s flavor formulations are used in many of the world’s best-known consumer products.  Under the unified brand names of Sensient Flavors, Sensient Natural Ingredients and Sensient Fragrances, the Group is a supplier to multinational companies.

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

Operating through its Sensient Natural Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States.  The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper and dehydrated vegetables such as parsley, celery and spinach. Domestically, the Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry.  In addition, Sensient Natural Ingredients is one of the leading dehydrators of specialty vegetables in Europe and it has a growing presence in China.  Advanced dehydration technologies utilized by Sensient Natural Ingredients permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

The Flavors & Fragrances Group operates principally through the Company’s subsidiaries Sensient Flavors LLC and Sensient Natural Ingredients LLC (formerly known as Sensient Dehydrated Flavors LLC).  The Group’s principal manufacturing plants are located in California, Illinois, Indiana, Michigan, Wisconsin, Belgium, Canada, China, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.

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

Index
The Color Group operates principally through the Company’s subsidiary Sensient Colors LLC.  The Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, France, Germany, Italy, Mexico, Switzerland and the United Kingdom.

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

Beginning in the first quarter of 2013, the results of operations for the Company’s cosmetic and pharmaceutical businesses in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Color segment.  Results for 2012 and 2011 have been restated to reflect this change.

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

Flavors Central & South America Group

In 2012, the Flavors Central & South America Group was established to give management greater insight into the Company’s flavors operations in this growing region.  Previously, this Group was part of the Flavors & Fragrances Group and its results were included therein.  Results for 2011 have been restated to reflect this change.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 699 people in research and development, quality assurance, quality control and lab technician positions as of December 31, 2013.

Index
Expenditures for research and development related to continuing operations in calendar year 2013 were $34.5 million, compared with $34.7 million in the year ended December 31, 2012, and $33.2 million in the year ended December 31, 2011.  As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards.  Certified sites include Flavors & Fragrances Group plants in the United States, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom, and Color Group plants in the United States, Mexico and the United Kingdom.  The Flavors & Fragrances Group plant in Spain has also received additional certification through the ISO 14001 and 18001 quality standards.

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

Index
•	Flavors & Fragrances. Competition to supply the flavors and fragrances industries has taken on an increasingly global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors in other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service and price.

•	Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of inkjet inks is based principally upon price, quality and service, as well as product development and technical capabilities. The Company competes against a number of large and small suppliers of inkjet inks. Competition in the supply of pharmaceutical coatings is based on the development of customized products and solutions as well as quality, customer service, and price. The Company believes that its reputation and capacity as a color producer as well as its product development give it a competitive advantage in the pharmaceutical coatings market.

•	Asia Pacific and China. Because of the broad array of products available to customers of the Asia Pacific Group and the China Group, the Company believes that it is able to offer a wider product base than many of its competitors. Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

•	Flavors Central & South America. Competition in the flavors market in Central and South America faces the same global nature and diversified purchasing seen by the Flavors & Fragrances Group. Competition for the supply of flavors is again based on the development of customized ingredients for new and reformulated products, as well as on quality, customer service and price.

Foreign Operations

The information appearing under the heading “Segment and Geographic Information” in Note 10 to the Consolidated Financial Statements of the Company, which appears on pages 36 through 38 of the 2013 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses.  The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2013, the Company employed 4,130 persons worldwide.

Regulation

Compliance with government provisions regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report.  Current compliance is not expected to have a material adverse effect in the next two years.  The production, packaging, labeling and distribution of certain of the products of the Company in the U.S. are subject to the regulations of various federal, state and local governmental agencies, in particular the U.S. Food and Drug Administration.  The Company is subject to similar regulations in many international markets.

Index
Item 1A.  Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties.  In addition to the other discussions in, and incorporated by reference in, this report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 15 through 22 of the 2013 Annual Report to Shareholders and “Forward Looking Statements” on page 22 of the 2013 Annual Report to Shareholders, the following factors should be considered:

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

Index
•	If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure.  We regularly initiate cost‑reduction measures that could impact our manufacturing, sales, operations and information systems functions.  If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease.

•	Commodity and energy price increases or material shortages may reduce our profits.

We use many different commodities as raw ingredients.  We also use petroleum‑based raw materials and other raw materials whose production is energy intensive.  In addition, various energy sources are used in our production and distribution processes.  Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.  Commodity and energy price increases, including any increases that may result from regulation of greenhouse gases, will raise both our raw material costs and operating costs.  We may not be able to increase our product prices enough to offset these increased costs.  Increasing our prices also may reduce sales volume and related profitability.

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

Our facilities and products are subject to many laws and regulations relating to health, safety and the processing, packaging, storage, distribution, quality and safety of food, drugs, cosmetics and other consumer products, inkjet inks and industrial colors.  These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor and other federal and state governmental agencies.  We are subject to similar governmental regulation and oversight abroad.  Compliance with these laws and regulations can be costly and affect our operations.  Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil remedies, fines and recalls of our products.  Our customers, particularly those in the pharmaceutical industry, are also subject to laws and regulations which may impose costs on or create risk for us.

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

Index
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

LOCATION	GROUP/DIVISION	FUNCTION
UNITED STATES
California
Livingston (2)	Flavors & Fragrances	Production, R&D and field/dehydrated flavors
Turlock	Flavors & Fragrances	Production, R&D and sales/dehydrated flavors

Index
UNITED STATES (continued)
Illinois
Amboy	Flavors & Fragrances	Production/ingredients and flavors
Hoffman Estates (2)*	Flavors & Fragrances	R&D, U.S. management/flavors, group headquarters/flavors & fragrances

Indiana
Indianapolis	Flavors & Fragrances	Production, sales and R&D/flavors

Michigan
Harbor Beach	Flavors & Fragrances	Production/flavors and flavor enhancers

Missouri
St. Louis	Color	Production, R&D, sales/food, cosmetic, pharmaceutical and technical colors, group headquarters/colors

New Jersey
South Plainfield*	Color	Production, R&D and sales/cosmetic colors

Wisconsin
Juneau	Flavors & Fragrances	Production/flavor enhancers and extracts
Milwaukee*	Headquarters	Administrative offices

INTERNATIONAL
Argentina
Buenos Aires*	Color	Sales/food colors

Australia
Keysborough	Asia Pacific	Production, R&D and sales/colors and flavors, group headquarters/Asia Pacific

Austria
Vienna*	Flavors & Fragrances	Sales/flavors

Belgium
Heverlee	Flavors & Fragrances	Production, R&D and sales/ingredients and flavors

Brazil
Jundiaí*	Color	Production, R&D and sales/food colors and flavors
São Paulo*	Color	R&D and sales/cosmetic colors

Canada
Cornwall, Ontario	Flavors & Fragrances	Production/flavor enhancers and extracts
Halton Hills, Ontario	Flavors & Fragrances	Production/ingredients and flavors
Kingston, Ontario	Color	Production, R&D and sales/food colors
Mississauga, Ontario	Flavors & Fragrances	R&D and sales/flavors and dehydrated flavors

Index
INTERNATIONAL (continued)
China
Beijing*	China	R&D and sales/colors and flavors
Guangzhou*	China	Production, R&D and sales/colors and flavors, group headquarters/China
Hong Kong*	China	Sales/colors and flavors
Qingdao*	Flavors & Fragrances	Production/dehydrated flavors
Shanghai*	China	R&D and sales/colors and flavors

Colombia
Bogota*	Flavors & Fragrances	Sales/flavors and fragrances

Costa Rica
San Jose*	Flavors & Fragrances	Production and sales/flavors

Czech Republic
Prague*	Color	Sales/food colors

Denmark
Nyborg*	Flavors & Fragrances	Sales/flavors

Finland
Espoo*	Flavors & Fragrances	Sales/flavors

France
Marchais	Flavors & Fragrances	Production/dehydrated flavors
Saint Ouen L’Aumone*	Color	Production, R&D and sales/cosmetic colors and ingredients
Strasbourg	Flavors & Fragrances	Production and sales/flavor enhancers and extracts

Germany
Bremen	Flavors & Fragrances	Production and sales/flavors and flavored products
Geesthacht	Color	Production, R&D and sales/food colors
Wolfen	Color	Production, R&D and sales/specialty dyes and chemicals

Guatemala
Guatemala City*	Flavors & Fragrances	Sales/fragrances

Hungary
Budapest	Color	Sales/food colors

India
Mumbai*	Asia Pacific	R&D and sales/colors and flavors

Indonesia
Jakarta*	Asia Pacific	R&D and sales/fragrances and cosmetic colors

Italy
Milan	Flavors & Fragrances	Production, R&D and sales/flavors
Reggio Emilia (2)	Color	Production, warehouse, R&D and sales/natural colors

Index
INTERNATIONAL (continued)
Japan
Hitachi	Asia Pacific	Production/flavors and colors
Tokyo*	Asia Pacific	R&D and sales/flavors and colors

Mexico
Celaya	Flavors & Fragrances	Production and sales/flavor enhancers and extracts
Lerma	Color	Production, R&D and sales/food and cosmetic colors
Tlalnepantla (2)*	Flavors & Fragrances	Production, R&D, distribution and sales/ingredients, flavors, fragrances and essential oils

The Netherlands
Elburg	Flavors & Fragrances	Production/dehydrated flavors

New Zealand
Auckland	Asia Pacific	Production, R&D and sales/flavors

Philippines
Manila*	Asia Pacific	Production, R&D and sales/flavors, fragrances, cosmetic ingredients and color blending

Poland
Poznaň*	Color	Sales and warehouse/cosmetics
Warsaw*	Color	Sales/food colors
Warsaw*	Flavors	Sales/flavors

Romania
Bucharest*	Flavors	Sales/flavors

Singapore
Singapore*	Asia Pacific	R&D and sales/food colors, flavors and dehydrated flavors

South Africa
Johannesburg*	Color	Production, R&D and sales/food colors
Rivonia*	Flavors	Sales/flavors

South Korea
Seoul*	Asia Pacific	Sales/flavors, colors and specialty chemicals

Spain
Barcelona*	Flavors & Fragrances	Sales/flavors
Granada	Flavors & Fragrances	Production, R&D and sales/fragrances and aromatic chemicals

Sweden
Kristianstad*	Flavors & Fragrances	Sales/flavors

Switzerland
Morges	Color	Production, R&D and sales/technical colors

Index
INTERNATIONAL (continued)
Thailand
Bangkok (2)**	Asia Pacific	Production, R&D and sales/colors and flavors

Turkey
Istanbul*	Flavors & Fragrances	Sales/flavors

Ukraine
Kiev*	Flavors & Fragrances	Sales/flavors

United Arab Emirates	Color	Sales/color
Dubai*

United Kingdom
Ceredigion	Flavors & Fragrances	Production, R&D and sales/flavors and flavor enhancers
Kings Lynn*	Color	Production, R&D and sales/food colors and inkjet inks
Milton Keynes	Flavors & Fragrances	Production, R&D and sales/flavors and extracts
( )	Indicates number of properties at the locations, if more than one.
*	Indicates one leased property at the location.
**	Indicates two leased properties at the location.

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

In June 2009, the Company sued Cherry Blossom in the Circuit Court of Grand Traverse County, Michigan, seeking an order for return of the cherries.  Cherry Blossom’s asset based lender, Crossroads Financial (which claimed to be owed over $1.4 million) (“Crossroads”), intervened and claimed a senior lien on the cherries. The Circuit Court denied the Company’s request for immediate possession and permitted Cherry Blossom to retain and process the cherries.  The Circuit Court later held that Crossroads had a senior lien on the cherries and was entitled to receive the proceeds from the sale of the cherries. The Circuit Court also denied the Company’s cross claims against Crossroads to recoup certain overpayments that the Company made to Cherry Blossom/Crossroads and to recoup payments made by the Company to the United States Department of Labor on Cherry Blossom’s/Crossroads’ behalf. The Company appealed these adverse decisions of the Circuit Court.

Crossroads asserted a claim against the Company for money damages in an undetermined amount. Crossroads claimed that it had a lien on all of Cherry Blossom’s accounts receivable from the Company and that the Company had performed a number of offsets against its accounts payable to Cherry Blossom in derogation of Crossroads’ rights as lienholder. The Circuit Court denied Crossroads’ claims for money damages against the Company.  Crossroads appealed this adverse decision of the Circuit Court.

The Michigan Court of Appeals heard oral argument on the appeals on September 10, 2013. On October 31, 2013, the Court issued its decision affirming the trial court in all respects, including the denial of the Crossroad claim to recover over $1.4 million from the Company. The Company and Crossroads both had the right to petition the Michigan Supreme Court to review the decision of the Court of Appeals.  Neither party, however, sought Supreme Court review, and the case is now concluded.

Index
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

Christopher Hubbell, a principal of Cherry Blossom, personally filed a petition for bankruptcy. The Company originally opposed the bankruptcy petition to the extent Hubbell sought a discharge of the Company’s alleged damages arising from his own fraudulent acts connected to Cherry Blossom’s granting of an allegedly superior interest in the Company’s cherries to Crossroads.  The Company and Hubbell filed a joint motion to dismiss the Company’s claims against Hubbell without prejudice pending the Michigan state court action.  The Bankruptcy Court granted the motion.  Under the terms of the dismissal, if the state courts had determined that the Company was liable to Crossroads, the Company would have had 60 days to reopen the adversary proceeding and pursue its claims against Hubbell.  Since neither the Company nor Crossroads pursued Supreme Court review and the state case is now concluded, the dismissal of the Company’s claims against Hubbell in his personal bankruptcy proceeding has become with prejudice.

Vega v. Sensient Dehydrated Flavors LLC

On January 3, 2013, Thomas Vega, a now former employee, filed (but did not serve) a Class Action Complaint in San Francisco County Superior Court against Sensient Dehydrated Flavors LLC.  On February 11, 2013, Vega filed and served a First Amended Complaint (“Complaint”) against the Company and a Company supervisor. Vega alleges that the Company failed to provide alleged class members with meal periods, compensation for the alleged absence of meal periods, and accurate wage statements, in violation of the California labor code. The alleged class includes all employees paid on an hourly basis and forklift operators. The Complaint seeks damages, back wages, injunctive relief, penalties, interest, and attorneys’ fees for the members of the alleged class. The Complaint alleges that the total damages and costs “do not exceed a[n] aggregate of $4,999,999.99.”

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

On October 7, 2013, following a private mediation, the parties signed a Memorandum of Understanding in which they agreed to resolve the action for a maximum of $275,000 on a claims made basis.  On December 5, 2013, the settlement was presented to the Stanislaus County Superior Court. The Court granted preliminary approval of the settlement and scheduled a final approval hearing for March 14, 2014.

Other Claims and Litigation

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Item 4.  Mine Safety Disclosure.

Not Applicable.

Index
Executive Officers of the Registrant

The executive officers of the Company and their ages as of March 1, 2014, are as follows:

Name	Age	Position
Paul Manning	39	President and Chief Executive Officer
John F. Collopy	44	Vice President and Treasurer
Christopher M. Daniels	40	Vice President, Human Resources
Michael C. Geraghty	52	President, Color Group
John L. Hammond	67	Senior Vice President, General Counsel and Secretary
Richard F. Hobbs	66	Senior Vice President and Chief Financial Officer
Jeffrey T. Makal	50	Vice President, Controller and Chief Accounting Officer
Richard J. Malin	47	Assistant Controller
John J. Manning	45	Vice President and Assistant General Counsel
Stephen J. Rolfs	49	Senior Vice President, Administration
Robert J. Wilkins	57	President, Asia Pacific Group

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows.  Mr. Paul Manning has held his present office since February 2, 2014, and previously served as President and Chief Operating Officer (October 2012 – February 2014), President, Color Group (July 2010 – October 2012), General Manager, Colors – North America (November 2009 – July 2010) and General Manager, Food Colors – North America (June 2009 – November 2009).  Mr. Daniels has held his present office since July 22, 2010, and previously served as Assistant Treasurer (2008 – July 2010).  Mr. Geraghty has held his present office since October 18, 2012, and previously served as General Manager, Food Colors USA (April 2011 – October 2012).  Mr. Makal has held his present office since July 22, 2010, and previously served as Vice President, Taxation (2006 – July 2010).  Mr. John Manning has held his present office since January 2, 2013.  Mr. Rolfs has held his present position since July 25, 2013, and previously served as Vice President, Administration (July 2010 – July 2013) and Vice President, Controller and Chief Accounting Officer (2001 – July 2010).  Mr. Wilkins has held his present position since April 23, 2009, and previously served as appointed President, Asia Pacific (2005 – April 2009).

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange – Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2013 and 2012 appearing under “Common Stock Prices and Dividends” on page 43 of the 2013 Annual Report to Shareholders are incorporated by reference.  In 2013, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased.  On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares.  As of February 24, 2014, 2,639,241 shares had been repurchased under the latter authorization.  The Company did not repurchase any shares during the fourth quarter of 2013.

The number of shareholders of record on February 24, 2014 was 2,658.

On April 25, 2013, the Company announced an increase in its cash dividend on its common stock from an annual rate of 88 cents per share to an annual rate of 92 cents per share, commencing with the quarterly dividend paid on June 3, 2013, to shareholders of record on May 9, 2013.

Index
Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this report.

The graph found on page 43 of the Company’s 2013 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard and Poor’s indices is incorporated by reference.

Item 6.  Selected Financial Data.

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on page 44 of the 2013 Annual Report to Shareholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 15 through 22 of the 2013 Annual Report to Shareholders and is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is set forth under “Market Risk Factors” on pages 20 and 21 of the 2013 Annual Report to Shareholders and is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth on pages 23 through 40 and page 43 of the 2013 Annual Report to Shareholders and are incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2013, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework).  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  Management’s report on internal control over financial reporting, which appears on page 41 of the 2013 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm.  Their opinion on the Company’s internal control over financial reporting, set forth on page 42 of the 2013 Annual Report to Shareholders, is incorporated by reference.

Index
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and officers and corporate governance matters including information regarding the Audit Committee of the Company's Board of Directors and the Nominating and Corporate Governance Committee of the Company's Board of Directors appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2013 (“2014 Proxy Statement”), is incorporated by reference.  Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.  Executive Compensation.

Information relating to compensation of directors and officers is incorporated by reference from the “Director Compensation and Benefits,” “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements” portions of the 2014 Proxy Statement.  Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the heading “Committees of the Board of Directors” in the 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the 2014 Proxy Statement is incorporated by reference.  The discussion appearing under “Equity Compensation Plan Information” in the 2014 Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Kenneth P. Manning is the father of John J. Manning and Paul Manning.  There are no other family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated.  No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period from January 1, 2013, through December 31, 2013, or in any such proposed transaction except as described under “Transactions With Related Persons” found in the 2014 Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company.  These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Index
Item 14.  Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2014 Proxy Statement is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1. Financial Statements	Page Reference in 2013 Annual Report to Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2013:

Reports of Independent Registered Public Accounting Firm	41-42

Consolidated Balance Sheets – December 31, 2013 and 2012	25

Consolidated Statements of Earnings – Years ended December 31, 2013, 2012 and 2011	23

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011	24

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2013, 2012 and 2011	27

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011	26

Notes to Consolidated Financial Statements	28-40

Index
Page Reference in Form 10-K

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	21

Schedule II – Valuation and Qualifying Accounts	22

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 28, 2014. Such consolidated financial statements and reports are included in your 2013 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 28, 2014

Index
Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2013, 2012 and 2011

Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2011 Allowance for losses: Trade accounts receivable	$3,999	$747	$0	$1,158	$3,588

2012 Allowance for losses: Trade accounts receivable	$3,588	$745	$0	$1,288	$3,045

2013 Allowance for losses: Trade accounts receivable	$3,045	$1,413	$0	$130	$4,327
(A) Accounts written off, net of recoveries.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 28, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ Fergus M. Clydesdale
Kenneth P. Manning	Fergus M. Clydesdale
Chairman of the Board	Director

/s/ Paul Manning	/s/ James A.D. Croft
Paul Manning	James A.D. Croft
Director, President and	Director
Chief Executive Officer

/s/ Richard F. Hobbs	/s/ William V. Hickey
Richard F. Hobbs	William V. Hickey
Senior Vice President and	Director
Chief Financial Officer

/s/ Jeffrey T. Makal	/s/ Elaine R. Wedral
Jeffrey T. Makal	Elaine R. Wedral
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Essie Whitelaw
Hank Brown	Essie Whitelaw
Director	Director

/s/ Edward H. Cichurski
Edward H. Cichurski
Director

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

4.1	Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.1 to Current Report on Form 8-K dated March 22, 2011 (Commission File No. 1-7626)

4.2	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Amended and Restated Executive Employment Contract dated as of October 18, 2012, between Sensient Technologies Corporation and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated October 18, 2012 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amended and Restated Change of Control Employment and Severance Agreement (superseded)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Change of Control and Severance Agreement (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated March 19, 2010 (Commission File No. 1-7626)

10.1(b)(3)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.2(h) to Annual Report on Form 10‑K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for-the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(f)	Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002 (Commission File No. 1-7626)

10.1(g)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Sensient Technologies Corporation 2002 Stock Option Plan Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 15, 2007 (Commission File No. 1-7626)

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)(1)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(j)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(m)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(o)	Amended and Restated Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)	Sensient Technologies Corporation Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Sensient Technologies Corporation Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)	Sensient Technologies Corporation Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(s)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(t)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
10.1(u)(1)	Sensient Technologies Corporation Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Sensient Technologies Corporation Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(w)	Form of Performance Stock Unit Agreement	Exhibit 10.1 to Current Report on Form 8-K dated October 17, 2013 (Commission File No. 1-7626)

10.1(x)	Executive Employment Contract dated as of February 2, 2014, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 4, 2014 (Commission File No. 1-7626)

10.2	Credit Agreement dated as of April 7, 2011	Exhibit 10.1 to Current Report on Form 8-K dated April 7, 2011 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2013		X

14	Sensient Technologies Corporation Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

101.INS*	Instance Document		X

101.SCH*	XBRL Taxonomy Extension Schema Document		X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		X

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		X

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2013, December 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2013, December 31, 2012, and December 31, 2011; (iii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2013, December 31, 2012, and December 31, 2011; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2013, December 31, 2012, and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.