Form 10-Q
period 2014-03-31
SENSIENT TECHNOLOGIES CORP
filed 2014-05-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, par value $0.10 per share	49,459,909

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,

	2014	2013

Revenue	$368,131	$365,640

Cost of products sold	243,623	248,503

Selling and administrative expenses	122,929	80,799

Operating income	1,579	36,338

Interest expense	4,131	4,261

(Loss) earnings before income taxes	(2,552)	32,077

Income taxes	(477)	10,638

Net (loss) earnings	$(2,075)	$21,439

Average number of common shares outstanding:
Basic	49,853	49,711

Diluted	50,079	49,867

Earnings per common share:
Basic	$(0.04)	$0.43

Diluted	$(0.04)	$0.43

Dividends declared per common share	$0.48	$0.22

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Comprehensive (loss) income	$(1,920)	$3,386

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31,
	2014	December 31,
ASSETS	(Unaudited)	2013

CURRENT ASSETS:
Cash and cash equivalents	$17,463	$19,836
Trade accounts receivable, net	262,220	233,751
Inventories	467,331	474,452
Prepaid expenses and other current assets	70,207	61,786

TOTAL CURRENT ASSETS	817,221	789,825

OTHER ASSETS	85,760	47,786

INTANGIBLE ASSETS, NET	9,474	10,546

GOODWILL	457,749	457,269

PROPERTY, PLANT AND EQUIPMENT:
Land	47,232	56,343
Buildings	335,014	374,388
Machinery and equipment	736,593	751,267
Construction in progress	60,474	55,236
	1,179,313	1,237,234
Less accumulated depreciation	(653,634)	(671,926)
	525,679	565,308

TOTAL ASSETS	$1,895,883	$1,870,734

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$96,286	$99,117
Accrued salaries, wages and withholdings from employees	25,748	32,669
Other accrued expenses	102,558	78,579
Income taxes	5,328	5,478
Short-term borrowings	13,298	7,050

TOTAL CURRENT LIABILITIES	243,218	222,893

OTHER LIABILITIES	30,770	28,495

ACCRUED EMPLOYEE AND RETIREE BENEFITS	27,144	28,538

LONG‑TERM DEBT	386,737	348,124

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	106,576	105,119
Earnings reinvested in the business	1,191,759	1,217,874
Treasury stock, at cost	(101,874)	(91,707)
Accumulated other comprehensive income	6,157	6,002

TOTAL SHAREHOLDERS’ EQUITY	1,208,014	1,242,684

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,895,883	$1,870,734

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(2,075)	$21,439
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	13,424	12,963
Share-based compensation	1,022	640
Loss on assets	39,082	2,380
Deferred income taxes	(7,405)	1,804
Changes in operating assets and liabilities	(24,213)	(13,637)
Net cash provided by operating activities	19,835	25,589
Cash flows from investing activities:
Acquisition of property, plant and equipment	(14,711)	(21,039)
Proceeds from sale of assets	919	24
Other investing activity	(94)	(70)

Net cash used in investing activities	(13,886)	(21,085)

Cash flows from financing activities:
Proceeds from additional borrowings	49,254	33,438
Debt payments	(43,096)	(23,954)
Purchase of treasury stock	(2,724)	-
Dividends paid	(11,539)	(10,999)
Proceeds from options exercised and other equity transactions	331	56

Net cash used in financing activities	(7,774)	(1,459)

Effect of exchange rate changes on cash and cash equivalents	(548)	1,363

Net (decrease) increase in cash and cash equivalents	(2,373)	4,408
Cash and cash equivalents at beginning of period	19,836	15,062

Cash and cash equivalents at end of period	$17,463	$19,470

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2014, and December 31, 2013, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 2014, the Company adopted Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires companies to change the balance sheet presentation of certain unrecognized tax benefits and deferred tax assets. The adoption of this ASU had no material impact on the Company’s balance sheet presentation, financial condition or results of operations.

Refer to the notes in the Company's annual consolidated financial statements for the year ended December 31, 2013, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2014, and December 31, 2013, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the investments based on March 31, 2014, and December 31, 2013, market quotes (Level 1 inputs) was an asset of $18.7 million and $19.8 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of March 31, 2014. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2014, was $386.7 million. The fair value of the long-term debt at March 31, 2014, was $394.3 million.

Index
3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended March 31, 2014:
Revenue from external customers	$204,120	$128,669	$35,342	$368,131
Intersegment revenue	9,259	4,969	-	14,228
Total revenue	$213,379	$133,638	$35,342	$382,359

Operating income (loss)	$29,939	$29,407	$(57,767)	$1,579
Interest expense	--	--	4,131	4,131
Earnings (loss) before income taxes	$29,939	$29,407	$(61,898)	$(2,552)

Three months ended March 31, 2013:
Revenue from external customers	$206,996	$123,783	$34,861	$365,640
Intersegment revenue	8,845	5,696	15	14,556
Total revenue	$215,841	$129,479	$34,876	$380,196

Operating income (loss)	$28,406	$26,683	$(18,751)	$36,338
Interest expense	--	--	4,261	4,261
Earnings (loss) before income taxes	$28,406	$26,683	$(23,012)	$32,077

Beginning in the first quarter of 2014, the results of operations for the Company’s fragrances businesses in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Flavors & Fragrances Group, and the results of operations for the Company’s pharmaceutical flavors business, previously reported in the Flavors & Fragrances Group, are reported in the Color Group with the pharmaceutical colors business. Results for 2013 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2014 and 2013 restructuring and other costs are included in the Corporate & Other segment.

4.	Inventories

At March 31, 2014, and December 31, 2013, inventories included finished and in-process products totaling $325.8 million and $317.1 million, respectively, and raw materials and supplies of $141.5 million and $157.4 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013

Service cost	$632	$758
Interest cost	599	604
Expected return on plan assets	(474)	(365)
Amortization of prior service cost	43	43
Amortization of actuarial (gain) loss	(160)	800

Defined benefit expense	$640	$1,840

Index
6.	Shareholders’ Equity

During the three months ended March 31, 2014, the Company repurchased 200,000 shares of its common stock for an aggregate price of $11.0 million. The settlement of 150,000 of these shares occurred in April 2014. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2013.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $28.3 million and $29.6 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2014, and December 31, 2013, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2014, and December 31, 2013, the total value of the Company’s Euro and Swiss Franc debt was $110.3 million and $96.5 million, respectively.  For the three months ended March 31, 2014, the impact of foreign exchange rates on these debt instruments increased debt by $0.3 million and has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for the three months ended March 31, 2014 and 2013 were 18.7% and 33.2%, respectively. The effective tax rates in both 2014 and 2013 were reduced by changes in estimates associated with the finalization of prior year tax items. The rates in both periods also include the impact of the restructuring and other costs which were more significant in the first quarter of 2014.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated Other Comprehensive Income (OCI) during the three months ended March 31, 2014:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2013	$(99)	$(6,768)	$12,869	$6,002
Other comprehensive income/ (loss) before reclassifications	261	-	21	282
Amounts reclassified from OCI	(65)	(62)	-	(127)
Balance as of March 31, 2014	$97	$(6,830)	$12,890	$6,157

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index
The following table summarizes the pension items reclassified out of OCI and into the Statement of Earnings during the three months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$43	$43
Actuarial (gain) loss	(160)	800
Total before income taxes	(117)	843
Tax expense (benefit)	55	(315)
Total net of tax	$(62)	$528

10.	Restructuring

In the current quarter, the Company announced a restructuring plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies with the Company.

Based on this plan, the Company determined that certain long-lived assets, including land, buildings and certain pieces of equipment, associated with the identified underperforming operations, were impaired. As a result, the carrying amount of these assets was reduced to their respective fair values, which were based on independent market valuations for these assets. Certain intangible assets were also determined to be impaired and were written down in the current quarter. The Company also incurred $0.9 million during the current quarter related to the 2014 proxy contest. These costs are included in Other costs in the table below and mainly relate to proxy solicitation, public relations, technical consulting and legal services.

For the three months ended March 31, 2014, the Company recorded restructuring and other costs of $52.7 million ($37.4 million after-tax).  Detail of the restructuring and other costs recorded in selling and administrative expenses in the Corporate & Other segment during the three month period ended March 31, 2014 is as follows:

Three Months Ended,
(In thousands)	March 31, 2014
Employee separations	$12,322
Long-lived asset impairment	38,660
Intangibles impairment	1,049
Gain on asset sales	(602)
Other costs	1,293

Total	$52,722

The Company expects to incur approximately $20 million to $25 million of additional restructuring costs by the end of December 2014 and $12 million to $17 million of additional restructuring costs in 2015.

Index
For the quarter ended March 31, 2013, the Company recorded restructuring costs of $12.8 million ($9.4 million after-tax), related to the 2013 restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company. Detail of the restructuring expenses recorded in Corporate & Other segment during the three month period ended March 31, 2013 is as follows:

	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separation	$8,912	$-	$8,912
Long-lived asset impairment	2,526	-	2,526
Write-down of inventory	-	595	595
Other	740	-	740

Total	$12,178	$595	$12,773

The Company evaluates performance based on operating income of each segment before restructuring costs. The restructuring and other costs are recorded in the Corporate & Other segment. The following table summarizes the restructuring and other costs by the segments that the costs relate to for the periods ended March 31, 2014 and 2013:

	Three Months Ended,
(In thousands)	March 31, 2014	March 31, 2013
Flavors & Fragrances	$44,983	$8,539
Color	6,539	3,709
Corporate & Other	1,200	525

Total	$52,722	$12,773

The following table summarizes the accrual for the restructuring and other charges for the three month period ended March 31, 2014:

	Employee	Asset Related
(In thousands)	Separations	and Other	Total
Balance as of December 31, 2013	$4,562	$1,588	$6,150
Restructuring and other costs	12,322	40,400	52,722
Gain on sale of assets	-	602	602
Cash spent	(2,287)	(1,147)	(3,434)
Reduction of assets	-	(39,709)	(39,709)
Translation adjustment	(35)	-	(35)
Balance as of March, 31, 2014	$14,562	$1,734	$16,296

11.	Commitments and Contingencies

Vega v. Sensient Dehydrated Flavors LLC

On January 3, 2013, Thomas Vega, a now former employee, filed (but did not serve) a Class Action Complaint in San Francisco County Superior Court against Sensient Dehydrated Flavors LLC. On February 11, 2013, Vega filed and served a First Amended Complaint (“Complaint”) against the Company and a Company supervisor. Vega alleged that the Company failed to provide alleged class members with meal periods, compensation for the alleged absence of meal periods, and accurate wage statements, in violation of the California labor code. The alleged class included all employees paid on an hourly basis and forklift operators. The Complaint sought damages, back wages, injunctive relief, penalties, interest, and attorneys’ fees for the members of the alleged class. The Complaint alleged that the total damages and costs “do not exceed a[n] aggregate of $4,999,999.99.”

Index
The Complaint alleged two causes of action. The first cause of action was for “Unfair Competition.” The second cause of action was for alleged substantive violations of the California labor code provisions governing wages, hours, and meal periods.

On March 13, 2013, the parties filed a joint stipulation and proposed order to remove the case from San Francisco County Superior Court to Stanislaus County Superior Court. On April 18, 2013, the Court granted that request.

On October 7, 2013, following a private mediation, the parties signed a Memorandum of Understanding in which they agreed to resolve the action for a maximum of $275,000 on a claims made basis. On December 5, 2013, the settlement was presented to the Stanislaus County Superior Court. On March 14, 2014, the Court granted final approval of the settlement. On April 11, 2014, Sensient made a final payment of $205,297 in full satisfaction of the Final Funding Amount (as defined in the settlement agreement). This matter has now concluded.

Other Claims and Litigation

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

12.	Subsequent Event

In conjunction with the Company’s share repurchase program, subsequent to March 31, 2014, the Company has repurchased 740,000 shares of its common stock for an aggregate price of $40.2 million.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue was $368.1 million and $365.6 million in the three months ended March 31, 2014 and 2013, respectively. Revenue for the Flavors & Fragrances segment decreased 1.1% for the first quarter of 2014, from the comparable quarter last year. Color segment revenue increased 3.2% for the three months ended March 31, 2014, from the comparable period last year. Corporate & Other revenue increased 1.3% for the quarter ended March 31, 2014, from the comparable period last year. The impact of foreign exchange rates decreased consolidated revenue by approximately 70 basis points in the quarter ended March 31, 2014. Additional information on group results can be found in the Segment Information section.

In March of this year, the Company announced that it was initiating a further restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. Based on this plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired, resulting in a write-down of the carrying amounts of these assets. In addition, certain intangible assets were determined to be impaired and were written down. Employee separation and other restructuring costs were also incurred during the first quarter of 2014. For the three months ended March 31, 2014, the Company recorded restructuring and other costs of $52.7 million. In 2013, the Company had restructuring costs to relocate the Flavors & Fragrances Group headquarters and consolidate manufacturing facilities resulting in the recording of $12.8 million of restructuring costs in the first quarter of 2013.

The gross profit margin increased 180 basis points to 33.8% for the quarter ended March 31, 2014, from 32.0% for the same period in 2013. Included in cost of sales for the quarter ended March 31, 2013, is $0.6 million of restructuring costs which reduced gross profit. Before the impact of the 2013 restructuring costs, gross margin increased 160 basis points in the current quarter. The impact of higher selling prices and favorable mix more than offset normal inflationary increases.

Selling and administrative expenses as a percent of revenue were 33.4% and 22.1% in the quarters ended March 31, 2014 and 2013, respectively. Included in the first quarters of 2014 and 2013, were $52.7 million and $12.2 million, respectively, of restructuring and other costs. Before the restructuring and other costs, selling and administrative expenses as a percent of revenue were 19.1% and 18.8% for the quarters ended March 31, 2014 and 2013, respectively, primarily due to inflationary increases.

Operating income was $1.6 million and $36.3 million for the first quarters of 2014 and 2013, respectively. Before the restructuring costs in both 2014 and 2013, operating income was $54.3 million and $49.1 million, respectively, an increase of 10.6%. The impact of foreign exchange rates decreased operating profit by approximately 110 basis points in the quarter. Operating margins were 0.4% and 9.9% for the first quarters of 2014 and 2013, respectively. Before the impact of the restructuring and other costs, first quarter 2014 operating margin increased 140 basis points to 14.8%.

Interest expense for the first quarters of 2014 and 2013 was $4.1 million and $4.3 million, respectively.  The decrease is primarily due to a lower average interest rate in the quarter ended March 31, 2014.

The effective income tax rates were 18.7% and 33.2% for the quarters ended March 31, 2014 and 2013, respectively. Before the restructuring and other costs in both years, the effective tax rates were 29.5% and 31.2% for the first quarter of 2014 and 2013, respectively. The effective tax rates in both 2014 and 2013 were reduced by changes in estimates associated with the finalization of prior year tax items.  The Company expects the effective tax rate for the remainder of 2014 to be between 31.0% and 32.0% before the income tax expense or benefit related to discrete items and the restructuring and other costs, which will be reported separately in the quarter in which they occur.

Index
The table below reconciles the reported first quarter results in both 2014 and 2013 to those results before the impact of the restructuring charge, non-GAAP financial measures.

	2014			2013
($'s in thousands except per share amounts)	Reported	Restructuring & Other Impact	Adjusted	Reported	Restructuring Impact	Adjusted

Revenue	$368,131	$-	$368,131	$365,640	$-	$365,640
Cost of products sold	243,623	-	243,623	248,503	595	247,908
Selling and administrative expenses	122,929	52,722	70,207	80,799	12,178	68,621

Operating income	1,579	(52,722)	54,301	36,338	(12,773)	49,111
Interest expense	4,131	-	4,131	4,261	-	4,261

(Loss) earnings before income taxes	(2,552)	(52,722)	50,170	32,077	(12,773)	44,850
Income taxes	(477)	(15,274)	14,797	10,638	(3,366)	14,004

Net (loss) earnings	$(2,075)	$(37,448)	$35,373	$21,439	$(9,407)	$30,846

Diluted earnings per share	$(0.04)	$(0.75)	$0.71	$0.43	$(0.19)	$0.62

Gross margin	33.8%		33.8%	32.0%		32.2%
Selling and administrative	33.4%		19.1%	22.1%		18.8%
Operating margin	0.4%		14.8%	9.9%		13.4%

The Company has included non-GAAP financial measures, to remove the costs related to the restructuring plan and provide investors with a view of operating performance excluding the restructuring costs. These non-GAAP financial measures are utilized by management in comparing the Company’s operating performance on a consistent basis. The Company believes that these financial measures are appropriate to enhance an overall understanding of the Company’s underlying operating performance trends compared to historical and prospective periods. The Company also believes that these measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP.

SEGMENT INFORMATION

Beginning in the first quarter of 2014, the results of operations for the Company’s fragrances business in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Flavors & Fragrances Group, and the results of operations for the Company’s pharmaceutical flavors business, previously reported in the Flavors & Fragrances Group, are reported in the Color Group with the pharmaceutical colors business. Results for 2013 have been restated to reflect these changes. Restructuring and other charges are reported in the Corporate & Other segment.

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $213.4 million in the first quarter of 2014 and $215.8 million in the comparable period last year.  The decrease was primarily due to lower revenue in North America ($3.1 million) partially offset by higher revenue in Europe ($0.4 million) and the favorable impact of exchange rates ($0.3 million). The lower revenue in North America was primarily related to lower natural ingredient volumes as the Flavors & Fragrances segment focuses on higher margin, value-added products.

Operating income increased 5.4% to $29.9 million for the quarter ended March 31, 2014, compared to $28.4 million in the comparable period in 2013. Higher profit in North America ($1.3 million) and Europe ($0.4 million) was partially offset by the unfavorable impact of exchange rates ($0.3 million). The higher profit in North America was primarily due to higher selling prices for both natural ingredients and traditional flavors and lower raw material costs in natural ingredients. The higher profit in Europe was primarily due to lower production expenses. Operating income as a percent of revenue was 14.0%, an increase of 80 basis points from the prior year’s quarter.

Index
Color –
Revenue for the Color segment for the first quarter was $133.6 million in 2014 and $129.5 million in 2013. The increase in revenue was primarily due to higher sales of non-food colors ($2.7 million) and food colors ($2.1 million) partially offset by the unfavorable impact of foreign exchange rates ($0.6 million). The higher sales of both non-food colors and food colors were primarily due to higher volumes.

Operating income increased 10.2% to $29.4 million for the quarter ended March 31, 2014, compared to $26.7 million in the first quarter of 2013. The increase was primarily due to higher profit in food and beverage colors ($1.4 million) and higher profit in non-food colors ($1.4 million). The higher profit of food and beverage colors was primarily due to favorable raw material costs and higher volumes. The higher profit of non-food colors was primarily driven by the higher volumes. Operating income as a percent of revenue was 22.0%, an increase of 140 basis points from the prior year’s quarter.

Corporate & Other –
Revenue in the Corporate & Other segment was $35.3 million in the first quarter of 2014, an increase of 1.3% from $34.9 million reported in the prior year’s quarter. The increase is primarily related to higher volumes in the Asia Pacific region.

The Corporate & Other segment reported net expense of $57.8 million for the first quarter of 2014 and $18.8 million for the first quarter of 2013. Restructuring costs of $52.7 million and $12.8 million are included in the Corporate & Other segment for the quarters ended March 31, 2014 and 2013, respectively. Group performance is evaluated on operating income of the respective business units prior to the recording of restructuring and other costs. Before restructuring and other costs, the net expense for Corporate & Other was $5.0 million in the first quarter of 2014 and $6.0 million in the comparable quarter of 2013. The improvement in results from 2013 is primarily related an increase in operating income in the Asia Pacific region.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 24.9% and 22.5% as of March 31, 2014, and December 31, 2013, respectively. The increase was primarily due to higher debt at March 31, 2014. Debt increases are discussed below.

Net cash provided by operating activities was $19.8 million and $25.6 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities was primarily due to a higher use of cash to fund working capital. The increase in cash required to fund working capital was primarily driven by higher accounts receivables related to the increase in local currency sales in the first quarter of 2014 compared to 2013 and increased inventory at certain locations.

Net cash used in investing activities was $13.9 million and $21.1 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures were $14.7 million and $21.0 million for the quarters ended March 31, 2014 and 2013, respectively.

Net cash used in financing activities was $7.8 million in the first three months of 2014 and $1.5 million in the comparable period of 2013. The cash required to fund the increase in working capital, capital expenditures and dividend payments combined with the repurchase of Company stock caused the Company to increase debt by a net amount of $6.2 million compared to $9.5 million in the first quarter of 2013. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $11.5 million and $11.0 million were paid during the three months ended March 31, 2014 and 2013, respectively.  Dividends were 23 cents per share for the first quarter of 2014 and 22 cents per share for the first quarter of 2013. The Company announced an increase in its quarterly dividend rate to 25 cents per share for the payment to be made in the second quarter of 2014.

The Company’s financial position remains strong. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

CONTRACTUAL OBLIGATIONS

There has been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2014.  For additional information about contractual obligations, refer to page 21 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Index
OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2014.

CRITICAL ACCOUNTING POLICIES

There has been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2014.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2014.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2014, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Commercial Litigation

Vega v. Sensient Dehydrated Flavors LLC

On January 3, 2013, Thomas Vega, a now former employee, filed (but did not serve) a Class Action Complaint in San Francisco County Superior Court against Sensient Dehydrated Flavors LLC. On February 11, 2013, Vega filed and served a First Amended Complaint (“Complaint”) against the Company and a Company supervisor. Vega alleged that the Company failed to provide alleged class members with meal periods, compensation for the alleged absence of meal periods, and accurate wage statements, in violation of the California labor code. The alleged class included all employees paid on an hourly basis and forklift operators. The Complaint sought damages, back wages, injunctive relief, penalties, interest, and attorneys’ fees for the members of the alleged class. The Complaint alleged that the total damages and costs “do not exceed a[n] aggregate of $4,999,999.99.”

The Complaint alleged two causes of action. The first cause of action was for “Unfair Competition.” The second cause of action was for alleged substantive violations of the California labor code provisions governing wages, hours, and meal periods.

On March 13, 2013, the parties filed a joint stipulation and proposed order to remove the case from San Francisco County Superior Court to Stanislaus County Superior Court. On April 18, 2013, the Court granted that request.

On October 7, 2013, following a private mediation, the parties signed a Memorandum of Understanding in which they agreed to resolve the action for a maximum of $275,000 on a claims made basis. On December 5, 2013, the settlement was presented to the Stanislaus County Superior Court. On March 14, 2014, the Court granted final approval of the settlement. On April 11, 2014, Sensient made a final payment of $205,297 in full satisfaction of the Final Funding Amount (as defined in the settlement agreement). This matter has now concluded.

Other Claims and Litigation

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company except as described above.

Index
ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the first quarter of 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

January 1 to 31, 2014	-	$-	-	2,360,759
February 1 to 28, 2014	-	-	-	2,360,759
March 1 to 31, 2014	200,000	54.91	200,000	2,160,759

Total	200,000	$54.91	200,000

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 7, 2014	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date:	May 7, 2014	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Sensient Technologies Corporation Amended and Restated By-Laws		X

10.1	Executive Employment Contract dated as of February 2, 2014, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 4, 2014 (Commission File No. 1-7626)

31	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X