Form 10-Q
period 2014-06-30
SENSIENT TECHNOLOGIES CORP
filed 2014-08-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, par value $0.10 per share	48,219,181

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2014	2013	2014	2013

Revenue	$374,666	$378,806	$742,797	$744,446

Cost of products sold	245,002	256,285	488,625	504,788

Selling and administrative expenses	81,455	73,843	204,384	154,642

Operating income	48,209	48,678	49,788	85,016

Interest expense	3,718	4,008	7,849	8,269

Earnings before income taxes	44,491	44,670	41,939	76,747

Income taxes	15,430	12,388	14,953	23,026

Net earnings	$29,061	$32,282	$26,986	$53,721

Weighted average number of shares outstanding:
Basic	48,665	49,751	49,256	49,731

Diluted	48,953	49,917	49,512	49,892

Earnings per common share:
Basic	$0.60	$0.65	$0.55	$1.08

Diluted	$0.59	$0.65	$0.55	$1.08

Dividends declared per common share	$0.00	$0.23	$0.48	$0.45

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2014	2013	2014	2013

Comprehensive Income	$34,130	$24,657	$32,210	$28,043

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30,
	2014	December 31,
ASSETS	(Unaudited)	2013

CURRENT ASSETS:
Cash and cash equivalents	$28,428	$19,836
Trade accounts receivable, net	265,641	233,751
Inventories	479,450	474,452
Prepaid expenses and other current assets	74,373	61,786
TOTAL CURRENT ASSETS	847,892	789,825
OTHER ASSETS	89,305	47,786
INTANGIBLE ASSETS, NET	9,694	10,546
GOODWILL	459,554	457,269
PROPERTY, PLANT AND EQUIPMENT:
Land	45,630	56,343
Buildings	329,721	374,388
Machinery and equipment	747,956	751,267
Construction in progress	64,792	55,236
	1,188,099	1,237,234
Less accumulated depreciation	(668,072)	(671,926)
	520,027	565,308
TOTAL ASSETS	$1,926,472	$1,870,734

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$98,693	$99,117
Accrued salaries, wages and withholdings from employees	28,120	32,669
Other accrued expenses	95,422	78,579
Income taxes	3,450	5,478
Short-term borrowings	22,521	7,050
TOTAL CURRENT LIABILITIES	248,206	222,893
OTHER LIABILITIES	32,521	28,495
ACCRUED EMPLOYEE AND RETIREE BENEFITS	27,145	28,538
LONG‑TERM DEBT	472,105	348,124
SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	108,202	105,119
Earnings reinvested in the business	1,221,051	1,217,874
Treasury stock, at cost	(199,380)	(91,707)
Accumulated other comprehensive loss	11,226	6,002

TOTAL SHAREHOLDERS’ EQUITY	1,146,495	1,242,684

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,926,472	$1,870,734

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2014	2013

Cash flows from operating activities:
Net earnings	$26,986	$53,721
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	26,395	25,893
Share-based compensation	2,849	1,330
Loss on assets	48,260	3,073
Deferred income taxes	(6,590)	(222)
Changes in operating assets and liabilities	(28,461)	(13,751)

Net cash provided by operating activities	69,439	70,044

Cash flows from investing activities:
Acquisition of property, plant and equipment	(29,752)	(55,241)
Proceeds from sale of assets	930	31
Other investing activity	(620)	(132)

Net cash used in investing activities	(29,442)	(55,342)

Cash flows from financing activities:
Proceeds from additional borrowings	174,741	75,596
Debt payments	(73,478)	(55,127)
Purchase of treasury stock	(108,753)	-
Dividends paid	(23,809)	(22,507)
Proceeds from options exercised and other equity transactions	396	420

Net cash used in financing activities	(30,903)	(1,618)

Effect of exchange rate changes on cash and cash equivalents	(502)	(1,481)

Net increase in cash and cash equivalents	8,592	11,603
Cash and cash equivalents at beginning of period	19,836	15,062

Cash and cash equivalents at end of period	$28,428	$26,665

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2014, and December 31, 2013, and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2014 and 2013.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2013, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2014, and December 31, 2013, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was negligible and an asset of $0.2 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the investments based on June 30, 2014, and December 31, 2013, market quotes (Level 1 inputs) was an asset of $21.1 million and $19.8 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of June 30, 2014. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2014, was $472.1 million. The fair value of the long-term debt at June 30, 2014, was $485.3 million.

Index
3.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended June 30, 2014:
Revenue from external customers	$207,961	$127,824	$38,881	$374,666
Intersegment revenue	8,231	5,401	111	13,743
Total revenue	$216,192	$133,225	$38,992	$388,409

Operating income (loss)	$33,554	$30,858	$(16,203)	$48,209
Interest expense	-	-	3,718	3,718
Earnings (loss) before income taxes	$33,554	$30,858	$(19,921)	$44,491

Three months ended June 30, 2013:
Revenue from external customers	$218,315	$122,871	$37,620	$378,806
Intersegment revenue	8,311	5,360	33	13,704
Total revenue	$226,626	$128,231	$37,653	$392,510

Operating income (loss)	$31,984	$28,432	$(11,738)	$48,678
Interest expense	-	-	4,008	4,008
Earnings (loss) before income taxes	$31,984	$28,432	$(15,746)	$44,670

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Six months ended June 30, 2014:
Revenue from external customers	$412,081	$256,493	$74,223	$742,797
Intersegment revenue	17,490	10,370	111	27,971
Total revenue	$429,571	$266,863	$74,334	$770,768

Operating income (loss)	$63,493	$60,265	$(73,970)	$49,788
Interest expense	-	-	7,849	7,849
Earnings (loss) before income taxes	$63,493	$60,265	$(81,819)	$41,939

Six months ended June 30, 2013:
Revenue from external customers	$425,311	$246,654	$72,481	$744,446
Intersegment revenue	17,156	11,056	48	28,260
Total revenue	$442,467	$257,710	$72,529	$772,706

Operating income (loss)	$60,390	$55,115	$(30,489)	$85,016
Interest expense	-	-	8,269	8,269
Earnings (loss) before income taxes	$60,390	$55,115	$(38,758)	$76,747

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

Index
4.	Inventories

At June 30, 2014, and December 31, 2013, inventories included finished and in-process products totaling $339.4 million and $317.1 million, respectively, and raw materials and supplies of $140.1 million and $157.4 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Service cost	$635	$755	$1,267	$1,513
Interest cost	603	600	1,202	1,204
Expected return on plan assets	(480)	(362)	(954)	(727)
Amortization of prior service cost	43	43	86	86
Amortization of actuarial (gain) loss	(157)	799	(317)	1,599
Curtailment gain	(115)	-	(115)	-

Total defined benefit expense	$529	$1,835	$1,169	$3,675

6.	Shareholders’ Equity

During the three and six months ended June 30, 2014, the Company repurchased 1.8 million and 2 million shares of its common stock for an aggregate price of $97.8 million and $108.8 million, respectively.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $28.1 million and $29.6 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2014, and December 31, 2013, respectively. Due to the short term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of June 30, 2014, and December 31, 2013, the total value of the Company’s Euro and Swiss Franc debt was $109.8 million and $96.5 million, respectively.  For the three and six months ended June 30, 2014, the impact of foreign exchange rates on these debt instruments decreased debt by $0.5 million and $0.2 million, respectively, and has been recorded as foreign currency translation in OCI.

Index
8.	Income Taxes

The effective income tax rates for the quarters ended June 30, 2014 and 2013, were 34.7% and 27.7%, respectively. For the six-month periods ended June 30, 2014 and 2013, the effective income tax rates were 35.7% and 30.0%, respectively. The effective tax rates in both 2014 and 2013 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, including the reversal of valuation allowances related to tax loss carryovers and from the restructuring activities.

9.	Accumulated Other Comprehensive Income

The following tables summarize the changes in Accumulated Other Comprehensive Income (OCI) during the three- and six-month periods ended June 30, 2014:

Three Months Ended June 30, 2014
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of March 31, 2014	$97	$(6,830)	$12,890	$6,157
Other comprehensive loss before reclassifications	489	-	4,885	5,374
Amounts reclassified from OCI	(245)	(60)	-	(305)
Balance as of June 30, 2014	$341	$(6,890)	$17,775	$11,226

Six Months Ended June 30, 2014
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2013	$(99)	$(6,768)	$12,869	$6,002
Other comprehensive loss before reclassifications	750	-	4,906	5,656
Amounts reclassified from OCI	(310)	(122)	-	(432)
Balance as of June 30, 2014	$341	$(6,890)	$17,775	$11,226

(a)	Cash Flow Hedges and Pension Items are net of tax.

The following tables summarize the pension items reclassified out of OCI and into the Statement of Earnings during the three- and six-month periods ended June 30, 2014 and 2013:

(In thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$43	$43
Actuarial (gain) loss	(157)	799
Total before income taxes	(114)	842
Tax expense (benefit)	54	(315)
Total net of tax	$(60)	$527

Index
(In thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$86	$86
Actuarial (gain) loss	(317)	1,599
Total before income taxes	(231)	1,685
Tax expense (benefit)	109	(630)
Total net of tax	$(122)	$1,055

10.	Restructuring

In March of this year, the Company announced a restructuring plan (2014 Restructuring Plan) related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company. The Company anticipates that the 2014 Restructuring Plan will impact several facilities and will generate cost savings estimated to be approximately $30 million per year, with incremental savings expected to be achieved over the next few years and the full benefit expected to be achieved after 2015. The Company also anticipates that the 2014 Restructuring Plan will include a reduction in headcount by approximately 300 employees, primarily direct and indirect manufacturing labor, and pre-tax charges of approximately $120 million to $130 million. In connection with the 2014 Restructuring Plan, less than 10 employees were terminated as of June 30, 2014 and limited savings were recognized by June 30, 2014.

The Company determined that certain long-lived assets, including land, buildings and certain pieces of equipment associated with the identified underperforming operations were impaired. As a result, the Company has reduced the carrying amounts of these assets to approximately $28.1 million, their aggregate respective fair values, which were determined based on independent market valuations for these assets.

For the three and six months ended June 30, 2014, the Company recorded restructuring and other costs of $13.0 million ($10.7 million after-tax) and $65.7 million ($48.2 million after-tax). The Company determined that was the appropriate amount of restructuring and other costs to record in each period in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. Included within the restructuring and other costs, the Company incurred $2.2 million and $3.1 million, respectively, related to the 2014 proxy contest during the three and six months ended June 30, 2014. These costs are included in Other costs in the table below and mainly relate to proxy solicitation, public relations, technical consulting and legal services.

Detail of the restructuring and other costs recorded in selling and administrative expenses in the Corporate & Other segment during the three- and six-month periods ended June 30, 2014 are as follows:

	Three Months Ended,	Six Months Ended,
(In thousands)	June 30, 2014	June 30, 2014
Employee separation	$1,256	$13,578
Long-lived asset impairment	9,212	47,872
Intangibles impairment	-	1,049
Gain on asset sales	-	(602)
Other costs (1)	2,511	3,804

Total	$12,979	$65,701

(1)	Other costs include decommissioning costs, professional services, personnel moving costs, other related costs and 2014 proxy contest costs.

Index
The Company expects to incur approximately $30 million to $35 million of additional restructuring costs by the end of December 2014 and $25 million to $30 million of additional restructuring costs by the end of 2016, consisting primarily of employee separations, asset impairments, and other restructuring related costs.

For the three and six months ended June 30, 2013, the Company recorded restructuring costs of $6.6 million ($4.7 million after-tax) and $19.4 million ($14.1 million after-tax), respectively, related to the 2013 restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company. Detail of the restructuring expenses recorded in Corporate & Other segment is as follows:

Three months ended June 30, 2013
	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separation	$2,428	$-	$2,428
Long-lived asset impairment	880	-	880
Write-down of inventory	-	277	277
Other costs(1)	3,057	-	3,057

Total	$6,365	$277	$6,642

Six months ended June 30, 2013
	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separation	$11,340	$-	$11,340
Long-lived asset impairment	3,406	-	3,406
Write-down of inventory	-	872	872
Other costs(1)	3,797	-	3,797

Total	$18,543	$872	$19,415

(1)	Other costs include decommissioning, professional services, personnel (other than employee separations) and moving related costs.

The Company evaluates performance based on operating income of each segment before restructuring costs. The restructuring and other costs are recorded in the Corporate & Other segment. The following table summarizes the restructuring and other costs by segment that the costs relate to for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended,
(In thousands)	June 30, 2014	June 30, 2013
Flavors & Fragrances	$9,068	$5,951
Color	1,411	600
Corporate & Other	2,500	91

Total	$12,979	$6,642

	Six Months Ended,
(In thousands)	June 30, 2014	June 30, 2013
Flavors & Fragrances	$54,051	$14,490
Color	7,950	4,310
Corporate & Other	3,700	615

Total	$65,701	$19,415

Index
The following table summarizes the accrual for the restructuring and other charges for the six-month period ended June 30, 2014:

	Employee	Asset Related
(In thousands)	Separations	and Other	Total
Balance as of December 31, 2013	$4,562	$1,588	$6,150
Restructuring and other costs	13,578	52,123	65,701
Gain on sale of assets	-	602	602
Cash spent	(2,831)	(1,808)	(4,639)
Reduction of assets	-	(48,921)	(48,921)
Translation adjustment	(87)	-	(87)

Balance as of June 30, 2014	$15,222	$3,584	$18,806

11.	Commitments and Contingencies

The Company is involved in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue was $374.7 million and $378.8 million in the three months ended June 30, 2014 and 2013, respectively. Revenue for the six months ended June 30, 2014 and 2013, was $742.8 million and $744.4 million, respectively. Revenue for the Flavors & Fragrances segment decreased 4.6% and 2.9% for the quarter and six months ended June 30, 2014, respectively, from the comparable periods last year.  Color segment revenue increased 3.9% and 3.6% for the quarter and six months ended June 30, 2014, respectively, from the comparable periods last year. Corporate & Other revenue increased 3.6% and 2.5% for the quarter and six months ended June 30, 2014, respectively, from the comparable periods last year. The impact of foreign exchange rates increased consolidated revenue by approximately 40 basis points in the quarter ending June 30, 2014, and decreased revenue by 10 basis points in the six months ended June 30, 2014. Additional information on group results can be found in the Segment Information section.

In March of this year, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. Based on this plan, the Company has determined that certain long-lived assets associated with the underperforming operations were impaired. As a result, the Company has reduced the carrying amounts of these assets to approximately $28.1 million, their aggregate respective fair values, which were determined based on independent market values for these assets. In addition, certain intangible assets were also determined to be impaired and were written down. Employee separation and other restructuring costs were also incurred during the three and six months ended June 30, 2014. The Company will reduce headcount by approximately 300 positions at impacted facilities in all segments, primarily direct and indirect labor at manufacturing sites (less than 10 employees have been terminated as of June 30, 2014). For the three and six months ended June 30, 2014, the Company recorded total restructuring and other costs of $13.0 million and $65.7 million, respectively. The Company determined that this was the appropriate amount of restructuring and other costs to record in each period in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. The Company expects to incur approximately $30 million to $35 million of additional restructuring costs by the end of December 2014 and approximately $25 million to $30 million of additional restructuring costs by the end of 2016. The 2014 Restructuring Plan is anticipated to reduce annual operating costs by approximately $30 million per year with incremental savings expected to be achieved over the next few years and the full benefit expected to be achieved after 2015. In 2013, the Company had restructuring costs to relocate the Flavors & Fragrances Group headquarters and consolidate manufacturing facilities resulting in the recording of $6.6 million and $19.4 million of restructuring costs in the three and six months ended June 30, 2013.

The gross profit margin increased 230 basis points to 34.6% for the quarter ended June 30, 2014, from 32.3% for the same period in 2013. The gross profit margin increased 200 basis points to 34.2% for the first six months of 2014, from 32.2% for the same period in 2013. Included in the cost of sales are $0.3 million and $0.9 million of restructuring costs in the quarter and six months ended June 30, 2013, respectively, which reduced gross profit. Before these restructuring costs, gross margin increased 220 basis points in the second quarter of 2014 primarily due to an increase in selling prices which more than offset higher manufacturing costs. For the six months ended June 30, 2014, gross margin before the restructuring costs increased 190 basis points primarily due to higher selling prices which more than offset higher manufacturing costs.

Selling and administrative expenses as a percent of revenue were 21.7% and 19.5% in the quarters ended June 30, 2014 and 2013, respectively. Restructuring costs of $13.0 million and $6.4 million were included in selling and administrative expenses for the three months ended June 30, 2014 and 2013, respectively. Excluding restructuring costs, selling and administrative expenses as a percent of revenue increased 50 basis points to 18.3% for the quarter ended June 30, 2014, primarily due to normal inflationary increases. For the six months ended June 30, 2014 and 2013, selling and administrative expenses as a percent of revenue were 27.5% and 20.8%, respectively. Restructuring costs of $65.7 million and $18.5 million were included in selling and administrative expenses in the six months ended June 30, 2014 and 2013, respectively. Before the restructuring costs, selling and administrative expenses as a percent of revenue increased 40 basis points primarily due to normal inflationary increases partially offset by savings from the 2013 restructuring program.

Operating income was $48.2 million and $48.7 million for the second quarters of 2014 and 2013, respectively. Before the restructuring costs in both years, operating income for the second quarter of 2014 increased 10.6% to $61.2 million. Operating income for the six months ended June 30, 2014 and 2013, respectively, was $49.8 million and $85.0 million. Before the restructuring costs in both years, operating income for the first six months of 2014 increased 10.6% to $115.5 million. The impact of foreign exchange rates increased operating profit by approximately 20 basis points and decreased operating profit by approximately 50 basis points in the three and six months ended June 30, 2014, respectively. Operating margins were 12.9% in both the second quarter of 2014 and 2013, and 6.7% and 11.4% for the six months ended June 30, 2014 and 2013, respectively. Before the impact of the restructuring costs, operating margin increased 170 basis points to 16.3% in the second quarter of 2014 and increased 150 basis points to 15.5% for the first six months of 2014.

Index
Interest expense for the second quarters of 2014 and 2013 was $3.7 million and $4.0 million, respectively. For the first six months of 2014 and 2013, interest expense was $7.8 million and $8.3 million, respectively. The decrease is primarily due to lower average interest rates in the quarter and six months ended June 30, 2014.

The effective income tax rates were 34.7% and 27.7% for the quarters ended June 30, 2014 and 2013, respectively. The effective income tax rates were 35.7% and 30.0% in the six months ended June 30, 2014 and 2013, respectively. Before the restructuring costs, the effective tax rate was 30.8% and 27.9% for the three months ended June 30, 2014 and 2013, respectively, and 30.2% and 29.5% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rates in both 2014 and 2013 were reduced by changes in estimates associated with the finalization of prior year tax items and valuation allowances. The Company expects the effective tax rate for the remainder of 2014 to be between 31.0% and 32.0%, before the income tax expense or benefit related to discrete items and the restructuring costs, which will be reported in the quarter in which they occur.

The Company has included non-GAAP financial measures, to remove the costs related to the restructuring activities and provide investors with a view of operating performance excluding the restructuring and other costs. These non-GAAP financial measures are utilized by management in comparing the Company’s operating performance on a consistent basis. The Company believes that these financial measures are appropriate to enhance an overall understanding of the Company’s underlying operating performance trends compared to historical and prospective periods. The Company also believes that these measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP.

The table below reconciles certain reported results for the three and six months ended June 30, 2014 and 2013, to those results before the impact of the restructuring and other costs, which are non-GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Operating income (GAAP)	$48,209	$48,678	-1.0%	$49,788	$85,016	-41.4%
Restructuring - Cost of products sold	-	277		-	872
Restructuring & other - Selling and administrative	12,979	6,365		65,701	18,543
Adjusted operating income	$61,188	$55,320	10.6%	$115,489	$104,431	10.6%

Net earnings (GAAP)	$29,061	$32,282	-10.0%	$26,986	$53,721	-49.8%
Restructuring & other, before tax	12,979	6,642		65,701	19,415
Tax impact of restructuring & other	(2,260)	(1,940)		(17,534)	(5,306)
Adjusted net earnings	$39,780	$36,984	7.6%	$75,153	$67,830	10.8%

Diluted EPS (GAAP)	$0.59	$0.65	-9.2%	$0.55	$1.08	-49.1%
Restructuring & other, net of tax	0.22	0.09		0.97	0.28
Adjusted diluted EPS	$0.81	$0.74	9.5%	$1.52	$1.36	11.8%

Index
SEGMENT INFORMATION

Beginning in the first quarter of 2014, the results of operations for the Company’s fragrances business in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Flavors & Fragrances segment, and the results of operations for the Company’s pharmaceutical flavors business, previously reported in the Flavors & Fragrances segment, are reported in the Color segment with the pharmaceutical colors business. Results for 2013 have been restated to reflect these changes. Restructuring and other charges are reported in the Corporate & Other segment.

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $216.2 million and $226.6 million in the second quarters of 2014 and 2013, respectively. Lower revenue in North America ($10.2 million) and Europe ($2.3 million) was partially offset by the favorable impact of foreign exchange rates ($1.8 million). The lower revenue in North America was primarily related to lower natural ingredient volumes as the Flavors & Fragrances segment focuses on higher margin, value added products. The lower revenue in Europe was primarily due to lower volumes.

Flavors & Fragrances segment operating income increased 4.9% from the prior year's comparable quarter to $33.6 million for the quarter ended June 30, 2014. The higher profit was primarily due to higher profit in North America ($1.5 million) and Mexico ($0.3 million). The higher profit in North America was primarily due to higher selling prices for both natural ingredients and traditional flavors. The higher profit in Mexico was due to higher selling prices. Operating income as a percent of revenue was 15.5% an increase of 140 basis points from the prior year’s quarter.

Revenue for the Flavors & Fragrances segment was $429.6 million and $442.5 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in revenue was primarily due to lower revenue in North America ($13.3 million) and Europe ($1.9 million) partially offset by higher revenue in Mexico ($0.2 million) combined with the favorable impact of foreign exchange rates ($2.1 million). The lower revenue in North America was primarily related to lower natural ingredient volumes as the Flavors & Fragrances segment focuses on higher margin, value added products. The lower revenue in Europe was primarily due to lower volumes.

Operating income was $63.5 million and $60.4 million for the six months ended June 30, 2014 and 2013, respectively. Higher profit in North America ($2.8 million), Mexico ($0.4 million) and Europe ($0.3 million) was partially offset by the unfavorable impact of exchange rates ($0.4 million). The higher profit in North America was primarily due to higher selling prices for both natural ingredients and traditional flavors. The higher profit in both Mexico and Europe was primarily due to higher selling prices.

Color –
Revenue for the Color segment was $133.2 million and $128.2 million for the quarters ended June 30, 2014 and 2013, respectively. The higher revenue was primarily related to higher sales of non-food colors ($2.7 million), higher sales of food and beverage colors ($1.1 million) and the favorable impact of foreign exchange rates ($1.2 million). The higher sales of both non-food colors and food and beverage colors were primarily due to higher volumes.

Operating income for the quarter ended June 30, 2014, was $30.9 million, an increase of 8.5% from the $28.4 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of food and beverage colors ($1.3 million) and non-food colors ($0.7 million). The higher profit on sales of food and beverage colors was primarily due to higher selling prices. The higher profit on sales of non-food colors was primarily driven by higher volumes. Operating income as a percent of revenue increased 100 basis points to 23.2% in the second quarter of 2014 from 22.2% in the prior year’s quarter.

Color segment revenue was $266.9 million and $257.7 million for the six months ended June 30, 2014 and 2013, respectively. The higher revenue was primarily due to higher sales of non-food colors ($5.4 million) and food and beverage colors ($3.2 million), both due to higher volumes and selling prices.

Operating income was $60.3 million for the first six months of 2014, an increase of 9.3% from $55.1 million reported for the first six months of 2013. The increase was primarily due to the higher profit on sales of food and beverage colors ($2.7 million) and non-food colors ($2.1 million). The higher profit was primarily due to higher selling prices and volumes of both food and beverage colors and non-food colors. Operating income as a percent of revenue was 22.6%, up from 21.4% in the prior year’s first six months.

Index
Corporate & Other –
Revenue for the Corporate & Other segment increased 3.6% to $39.0 million for the quarter ended June 30, 2014, from $37.7 million for the quarter ended June 30, 2013. The increase was primarily related to higher volumes in Asia Pacific and the flavors businesses in Central & South America.

The Corporate & Other segment reported operating losses of $16.2 million and $11.7 million for the quarters ended June 30, 2014 and 2013, respectively. The lower results were primarily due to $13.0 million and $6.6 million of restructuring charges recorded in the second quarters of 2014 and 2013, respectively, partially offset by the profit on higher volumes in Asia Pacific and the flavors businesses in Central & South America. All restructuring charges for the Company are included in the Corporate & Other segment.

Revenue for the Corporate & Other segment was $74.3 million for the first six months of 2014, an increase of 2.5% from the $72.5 million reported in the first six months of 2013. The increase was primarily due to higher volumes in both Asia Pacific and the flavors businesses in Central & South America.

An operating loss of $74.0 million was reported in the first six months of 2014 compared to an operating loss of $30.5 million in the prior year period. The lower results were primarily due to $65.7 million and $19.4 million of restructuring charges recorded in 2014 and 2013, respectively partially offset by the profit on higher volumes in Asia Pacific and the flavors businesses in Central & South America.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 30.1% and 22.2% as of June 30, 2014, and December 31, 2013, respectively. The increase was due to higher debt at June 30, 2014. The Company is in compliance with its most restrictive loan covenants calculated in accordance with the applicable agreements as of June 30, 2014. Debt increases are discussed below.

Net cash provided by operating activities was $69.4 million and $70.0 million for the six months ended June 30, 2014 and 2013, respectively. Cash provided by operating activities is consistent with prior years primarily due to higher net earnings, adjusted for the impact of the restructuring costs, offset by a higher use of cash to fund working capital expenditures, which primarily relates to increased inventory at certain locations.

Net cash used in investing activities was $29.4 million and $55.3 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures were $29.8 million and $55.2 million for the six months ended June 30, 2014 and 2013, respectively.

Net cash used in financing activities was $30.9 million in the first six months of 2014 and $1.6 million in the comparable period of 2013. The cash required to fund the repurchase of the Company stock (in 2014 only), capital expenditures and dividends payments in the first six months of 2014 and 2013 caused the Company to increase debt by a net amount of $101.3 million and $20.5 million, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $23.8 million and $22.5 million were paid during the six months ended June 30, 2014 and 2013, respectively. Dividends paid were 48 cents per share for the first six months of 2014 and 45 cents per share in the comparable period of 2013, reflecting the Company’s increase in the quarterly dividend to 25 cents per share beginning in the second quarter of 2014.

The Company’s financial position remains strong. The Company expects that its cash flows from operations and existing lines of credit can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

CONTRACTUAL OBLIGATIONS

There has been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2014.  For additional information about contractual obligations, refer to page 21 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Index
OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2014.

CRITICAL ACCOUNTING POLICIES

There has been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2014.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2014.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2014, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the second quarter of 2014:

			Total number of	Maximum number of
	Total number	Average	shares purchased as	shares that may be
	of shares	price paid	part of a publicly	purchased under
Period	purchased	per share	announced plan	publicly announced plans

April 1 to 30, 2014	560,000	$54.48	560,000	1,600,759
May 1 to 31, 2014	1,173,263	$54.26	1,173,263	427,496
June 1 to 30, 2014	66,737	$53.96	66,737	360,759

Total	1,800,000	$54.32	1,800,000

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 6, 2014	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President, General Counsel & Secretary

Date:	August 6, 2014	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

Exhibit	Description	Incorporated by Reference From	Filed Herewith
3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated July 24, 2014 (Commission File No. 1-7626)

31	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X