Form 10-Q
period 2014-09-30
SENSIENT TECHNOLOGIES CORP
filed 2014-11-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                                                     September 30, 2014

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                           No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, par value $0.10 per share	48,156,931

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2014	2013	2014	2013

Revenue	$364,504	$370,457	$1,105,002	$1,112,006

Cost of products sold	243,003	250,645	729,597	752,891

Selling and administrative expenses	85,407	70,685	280,981	224,231

Operating income	36,094	49,127	94,424	134,884

Interest expense	4,016	4,048	11,866	12,317

Earnings before income taxes	32,078	45,079	82,558	122,567

Income taxes	9,414	13,315	27,116	36,558

Earnings from continuing operations	22,664	31,764	55,442	86,009

Loss from discontinued operations, net of tax	(1,359)	(239)	(7,151)	(763)
Net earnings	$21,305	$31,525	$48,291	$85,246

Weighted average number of shares outstanding:
Basic	47,902	49,761	48,799	49,741

Diluted	48,230	49,946	49,080	49,910

Earnings per common share:
Basic:
Continuing operations	$0.47	$0.64	$1.14	$1.73
Discontinued operations	(0.03)	-	(0.15)	(0.02)
Earnings per common share	$0.44	$0.63	$0.99	$1.71

Diluted:
Continuing operations	$0.47	$0.64	$1.13	$1.72
Discontinued operations	(0.03)	-	(0.15)	(0.02)
Earnings per common share	$0.44	$0.63	$0.98	$1.71

Dividends declared per common share	$0.25	$0.23	$0.73	$0.68

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Comprehensive (Loss) Income	$(35,509)	$58,773	$(3,299)	$86,816

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30,
	2014	December 31,
ASSETS	(Unaudited)	2013

CURRENT ASSETS:
Cash and cash equivalents	$25,789	$19,836
Trade accounts receivable, net	243,894	233,751
Inventories	475,011	474,452
Prepaid expenses and other current assets	74,729	61,786
Assets held for sale	581	-

TOTAL CURRENT ASSETS	820,004	789,825

OTHER ASSETS	70,870	47,786

INTANGIBLE ASSETS, NET	9,122	10,546

GOODWILL	437,515	457,269

PROPERTY, PLANT AND EQUIPMENT:
Land	42,423	56,343
Buildings	292,333	374,388
Machinery and equipment	712,828	751,267
Construction in progress	67,532	55,236
	1,115,116	1,237,234
Less accumulated depreciation	(625,396)	(671,926)
	489,720	565,308

TOTAL ASSETS	$1,827,231	$1,870,734

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$97,128	$99,117
Accrued salaries, wages and withholdings from employees	30,427	32,669
Other accrued expenses	79,380	78,579
Income taxes	3,471	5,478
Short-term borrowings	18,953	7,050

TOTAL CURRENT LIABILITIES	229,359	222,893

OTHER LIABILITIES	34,580	28,495

ACCRUED EMPLOYEE AND RETIREE BENEFITS	21,382	28,538

LONG‑TERM DEBT	441,610	348,124

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	109,269	105,119
Earnings reinvested in the business	1,230,304	1,217,874
Treasury stock, at cost	(199,081)	(91,707)
Accumulated other comprehensive (loss) income	(45,588)	6,002

TOTAL SHAREHOLDERS’ EQUITY	1,100,300	1,242,684

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,827,231	$1,870,734

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2014	2013

Cash flows from operating activities:
Net earnings	$48,291	$85,246
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	39,461	39,051
Share-based compensation	4,035	1,963
Loss on assets	66,553	357
Deferred income taxes	(8,562)	(1,100)
Changes in operating assets and liabilities	(22,669)	(7,748)

Net cash provided by operating activities	127,109	117,769

Cash flows from investing activities:
Acquisition of property, plant and equipment	(46,726)	(77,247)
Proceeds from sale of assets	926	5,931
Other investing activity	(685)	(165)

Net cash used in investing activities	(46,485)	(71,481)

Cash flows from financing activities:
Proceeds from additional borrowings	191,060	80,574
Debt payments	(115,636)	(82,365)
Purchase of treasury stock	(108,753)	-
Dividends paid	(35,861)	(34,016)
Proceeds from options exercised and other equity transactions	576	513

Net cash used in financing activities	(68,614)	(35,294)

Effect of exchange rate changes on cash and cash equivalents	(6,057)	(1,801)

Net increase in cash and cash equivalents	5,953	9,193
Cash and cash equivalents at beginning of period	19,836	15,062

Cash and cash equivalents at end of period	$25,789	$24,255

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2014, and December 31, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Expenses are charged to operations in the period incurred.  However, for interim reporting purposes, certain expenses are charged to operations based on a proportionate share of estimated annual amounts rather than as they are actually incurred. In interim periods, depreciation expense is estimated using actual depreciation on fixed assets that have been placed in service at the beginning of the year, combined with an estimate of depreciation expense on expected current year additions.

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

On April 10, 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires companies to provide additional disclosures for disposal transactions. Under the revised standard, a discontinued operation represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 is required to be applied prospectively to all disposals that occur in annual periods beginning on or after December 15, 2014, with early adoption permitted.  The Company will prospectively apply the guidance to applicable transactions beginning in 2015.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The requirements of the new standard are effective for interim and annual periods beginning after December 15, 2016 with early adoption not permitted. We are currently evaluating the expected impact of this new standard.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2013, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

ASC 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2014, and December 31, 2013, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was negligible and an asset of $0.2 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the investments based on September 30, 2014, and December 31, 2013, market quotes (Level 1 inputs) was an asset of $2.0 million and $19.8 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of September 30, 2014. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2014, was $441.6 million. The fair value of the long-term debt at September 30, 2014, was $452.3 million.

Index
3.	Debt

On October 24, 2014, the Company entered into a $450 million credit facility, consisting of a $350 million revolver and a $100 million term loan. The revolver will mature on October 24, 2019. Interest rates on borrowings under the revolver are at LIBOR plus a margin based on the Company’s leverage ratio. Currently, when fully drawn, the interest rate is at LIBOR plus 1.375% under the new agreement. The term loan bears interest at LIBOR plus 1.375% and matures on October 24, 2019. The credit facility will be used to repay maturing debt and for general corporate purposes.

4.	Segment Information

Operating results by segment for the periods and at the dates presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended September 30, 2014:
Revenue from external customers	$206,474	$121,856	$36,174	$364,504
Intersegment revenue	9,028	5,986	27	15,041
Total revenue	$215,502	$127,842	$36,201	$379,545

Operating income (loss)	$30,169	$29,100	$(23,175)	$36,094
Interest expense	-	-	4,016	4,016
Earnings (loss) before income taxes	$30,169	$29,100	$(27,191)	$32,078

Three months ended September 30, 2013:
Revenue from external customers	$216,076	$118,209	$36,172	$370,457
Intersegment revenue	8,926	5,848	20	14,794
Total revenue	$225,002	$124,057	$36,192	$385,251

Operating income (loss)	$31,205	$27,902	$(9,980)	$49,127
Interest expense	-	-	4,048	4,048
Earnings (loss) before income taxes	$31,205	$27,902	$(14,028)	$45,079

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Nine months ended September 30, 2014:
Revenue from external customers	$618,555	$376,050	$110,397	$1,105,002
Intersegment revenue	26,518	16,356	138	43,012
Total revenue	$645,073	$392,406	$110,535	$1,148,014

Operating income (loss)	$93,662	$89,960	$(89,198)	$94,424
Interest expense	-	-	11,866	11,866
Earnings (loss) before income taxes	$93,662	$89,960	$(101,064)	$82,558

Nine months ended September 30, 2013:
Revenue from external customers	$641,387	$361,966	$108,653	$1,112,006
Intersegment revenue	26,082	16,904	68	43,054
Total revenue	$667,469	$378,870	$108,721	$1,155,060

Operating income (loss)	$91,595	$83,758	$(40,469)	$134,884
Interest expense	-	-	12,317	12,317
Earnings (loss) before income taxes	$91,595	$83,758	$(52,786)	$122,567

Index
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

During the quarter ended September 30, 2014, one of the business units in the Color segment met the criteria to be presented as a discontinued operation and is classified accordingly in the Company’s Consolidated Condensed Statement of Earnings for all reported periods. See Note 12 Discontinued Operations for additional information.  The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2014 and 2013 restructuring and other costs related to continuing operations are reported in the Corporate & Other segment.

5.	Inventories

At September 30, 2014, and December 31, 2013, inventories included finished and in-process products totaling $333.4 million and $317.1 million, respectively, and raw materials and supplies of $141.6 million and $157.4 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Service cost	$610	$752	$1,877	$2,265
Interest cost	502	599	1,704	1,803
Expected return on plan assets	(478)	(362)	(1,432)	(1,089)
Amortization of prior service cost	43	43	129	129
Amortization of actuarial (gain) loss	(14)	798	(331)	2,397
Settlement expense	289	-	289	-
Curtailment gain	-	-	(115)	-

Total defined benefit expense	$952	$1,830	$2,121	$5,505

7.	Shareholders’ Equity

During the nine months ended September 30, 2014, the Company repurchased 2 million shares of its common stock for an aggregate price of $108.8 million. The Company did not repurchase any shares during the three months ended September 30, 2014.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $24.7 million and $29.6 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2014, and December 31, 2013, respectively. Due to the short-term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of September 30, 2014, and December 31, 2013, the total value of the Company’s Euro and Swiss Franc debt was $101.5 million and $96.5 million, respectively.  For the three and nine months ended September 30, 2014, the impact of foreign exchange rates on these debt instruments decreased debt by $8.3 million and $8.5 million, respectively, and has been recorded as foreign currency translation in OCI.

Index
9.	Income Taxes

The effective income tax rates for the quarters ended September 30, 2014 and 2013, were 29.3% and 29.5%, respectively. For the nine-month periods ended September 30, 2014 and 2013, the effective income tax rates were 32.8% and 29.8%, respectively. The effective tax rates in both 2014 and 2013 were impacted by restructuring activities and changes in estimates associated with the finalization of prior year foreign and domestic tax items, including the reversal of valuation allowances related to the impact of restructuring activities on tax loss and credit carryovers.

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes in Accumulated Other Comprehensive Income (OCI) during the three- and nine-month periods ended September 30, 2014:

Three Months Ended September 30, 2014
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of June 30, 2014	$341	$(6,890)	$17,775	$11,226
Other comprehensive income (loss) before reclassifications	207	-	(57,020)	(56,813)
Amounts reclassified from OCI	(28)	27	-	(1)
Balance as of September 30, 2014	$520	$(6,863)	$(39,245)	$(45,588)

Nine Months Ended September 30, 2014
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2013	$(99)	$(6,768)	$12,869	$6,002
Other comprehensive income (loss) before reclassifications	957	-	(52,114)	(51,157)
Amounts reclassified from OCI	(338)	(95)	-	(433)
Balance as of September 30, 2014	$520	$(6,863)	$(39,245)	$(45,588)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index
The following tables summarize the pension items reclassified out of OCI and into the Statement of Earnings during the three- and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In thousands)	2014	2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$43	$43
Actuarial (gain) loss	(14)	798
Total before income taxes	29	841
Income tax benefit	(2)	(315)
Total net of tax	$27	$526

	Nine Months Ended September 30,
(In thousands)	2014	2013
Amortization of pension expense included in selling and administrative expense:
Prior service cost	$129	$129
Actuarial (gain) loss	(331)	2,397
Total before income taxes	(202)	2,526
Income tax expense (benefit)	107	(945)
Total net of tax	$(95)	$1,581

11.	Restructuring

The Company incurred restructuring costs in both continuing and discontinued operations.  The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 12 Discontinued Operations in more detail.

In March of this year, the Company announced the 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company. The Company anticipates that the 2014 Restructuring Plan will impact several facilities and will generate cost savings estimated to be approximately $30 million per year, with incremental savings expected to be achieved over the next few years and the full benefit expected to be achieved after 2016. The Company also anticipates that the 2014 Restructuring Plan will include a reduction in headcount by approximately 300 employees, primarily direct and indirect manufacturing labor, and pre-tax charges of approximately $120 million to $130 million. In connection with the 2014 Restructuring Plan, less than 50 employees were terminated as of September 30, 2014 and limited savings were recognized by September 30, 2014.

The Company determined that certain long-lived assets, including land, buildings and certain pieces of equipment associated with the identified underperforming operations were impaired. As a result, the Company has reduced the carrying amounts of these assets to approximately $34.9 million, their aggregate respective fair values, which were determined based on independent market valuations for these assets.

For the three and nine months ended September 30, 2014, the Company recorded restructuring and other costs of $23.1 million and $88.8 million, respectively. The Company determined that this was the appropriate amount of costs to record in each period in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. Included within the restructuring and other costs, the Company incurred $3.2 million for the nine months ended September 30, 2014, related to the 2014 proxy contest.  The 2014 proxy contest costs recorded for the three months ended September 30, 2014, was not material.

Index
The Company evaluates performance based on operating income of each segment before restructuring costs. The restructuring and other costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring and other costs by segment and discontinued operations for the three-and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In thousands)	2014	2013
Flavors & Fragrances	$20,064	$4,167
Color	-	1,497
Corporate & Other	968	922

Total Continuing Operations	$21,032	$6,586

Discontinued Operations	2,071	-

Total Restructuring	$23,103	$6,586

	Nine Months Ended September 30,
(In thousands)	2014	2013
Flavors & Fragrances	$74,115	$18,657
Color	-	5,807
Corporate & Other	4,672	1,537

Total Continuing Operations	$78,787	$26,001

Discontinued Operations	10,017	-

Total Restructuring	$88,804	$26,001

Details of the restructuring and other costs recorded during the three and nine month periods ended September 30, 2014 are as follows:

(In thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Employee separation	$1,033	$14,611
Long-lived asset impairment	18,210	66,082
Intangibles impairment	-	1,049
Write-down of inventory	2,671	2,671
Gain on asset sales	-	(602)
Other costs (1)	1,189	4,993

Total	$23,103	$88,804

(1)	Other costs include decommissioning costs, professional services, personnel moving costs, other related costs and 2014 proxy contest costs.

The Company expects to incur approximately $12 million to $17 million of additional restructuring costs by the end of December 2014 and $20 million to $25 million of additional restructuring costs by the end of 2016, consisting primarily of employee separations, asset impairments, and other restructuring related costs. These estimates relate to both continuing operations and discontinued operations.

For the three- and nine-month periods ended September 30, 2013, the Company recorded restructuring costs of $6.6 million ($4.4 million after-tax) and $26.0 million ($18.5 million after-tax), respectively, related to the 2013 restructuring program to relocate the Flavors & Fragrances Group headquarters to Chicago, and to implement a profit improvement plan across all segments of the Company. Details of the restructuring expenses recorded in Corporate & Other segment are as follows:

Index
Three months ended September 30, 2013
	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separation	$5,002	$-	$5,002
Long-lived asset impairment	220	-	220
Gain on asset sales	(3,019)	-	(3,019)
Write-down of inventory	-	545	545
Other costs(1)	3,838	-	3,838

Total	$6,041	$545	$6,586

Nine months ended September 30, 2013
	Selling &	Cost of
(In thousands)	Administrative	Products Sold	Total
Employee separation	$16,342	$-	$16,342
Long-lived asset impairment	3,626	-	3,626
Gain on asset sales	(3,019)	-	(3,019)
Write-down of inventory	-	1,417	1,417
Other costs(1)	7,635	-	7,635

Total	$24,584	$1,417	$26,001

(1)	Other costs include decommissioning, professional services, personnel (other than employee separations) and moving related costs.

The following table summarizes the accrual for the restructuring and other charges for the nine months ended September 30, 2014:

	Employee	Asset Related
(In thousands)	Separations	and Other	Total
Balance as of December 31, 2013	$4,562	$1,588	$6,150
Restructuring and other costs	14,611	74,193	88,804
Gain on sale of assets	-	602	602
Cash spent	(4,812)	(4,613)	(9,425)
Reduction of assets	-	(69,802)	(69,802)
Translation adjustment	(1,034)	-	(1,034)
Balance as of September 30, 2014	$13,327	$1,968	$15,295

12.	Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment. As of September 30, 2014, production ceased and the business met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. The corresponding current assets, which include property, plant, and equipment, have met the held for sale criteria and have been properly presented on the Consolidated Condensed Balance Sheet.

Index
The following tables summarize the discontinued operation’s results for the three and nine months ended September 30, 2014:

	Three Months Ended September 30,
(In thousands)	2014	2013
Revenue	$910	$1,536
Loss before income taxes	(2,351)	(338)
Income taxes	(992)	(99)

Loss from discontinued operations, net of tax	$(1,359)	$(239)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Revenue	$3,209	$4,433
Loss before income taxes	(10,893)	(1,079)
Income taxes	(3,742)	(316)

Loss from discontinued operations, net of tax	$(7,151)	$(763)

Included in the loss before income taxes from discontinued operations are pre-tax restructuring costs of $2.1 million and $10.0 million for the three and nine months ended September 30, 2014, respectively. See Note 11 Restructuring for additional information.

13.	Commitments and Contingencies

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

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations exclude the results of discontinued operations unless otherwise indicated.

Revenue was $364.5 million and $370.5 million for the three months ended September 30, 2014 and 2013, respectively. Revenue for the nine months ended September 30, 2014 and 2013 was $1.1 billion in both periods. Revenue for the Flavors & Fragrances segment decreased 4.2% and 3.4% for the quarter and nine months ended September 30, 2014, respectively, from the comparable periods last year.  Color segment revenue increased 3.1% and 3.6% for the quarter and nine months ended September 30, 2014, respectively, from the comparable periods last year. Corporate & Other revenue was consistent with last year for the current quarter and increased 1.7% for the nine months ended September 30, 2014, respectively. The impact of foreign exchange rates decreased consolidated revenue by approximately 30 basis points for the quarter ending September 30, 2014, and decreased revenue by 20 basis points for the nine months ended September 30, 2014. Revenue growth has been affected by the Company’s continuing efforts to shift to value added and technology driven products, while actively rationalizing non-strategic and low margin business. Most of the impact from rationalizing non-strategic and low margin business has been in the Flavors & Fragrances Segment for the three and nine months ended September 30, 2014.

The gross profit margin increased 100 basis points to 33.3% for the quarter ended September 30, 2014, from 32.3% for the same period in 2013. The gross profit margin increased 170 basis points to 34.0% for the nine months ended September 30, 2014, from 32.3% for the same period in 2013. Included in the cost of sales are $1.9 million and $0.5 million of restructuring costs for the quarter ended September 30, 2014 and 2013, respectively, which reduced gross profit. Before these restructuring costs, gross margin increased 140 basis points in the third quarter of 2014 primarily due to an increase in selling prices. Included in the cost of sales are $1.9 million and $1.4 million of restructuring costs for the nine months ended September 30, 2014 and 2013, respectively. Before the restructuring costs, gross margin increased 170 basis points primarily due to higher selling prices.

Selling and administrative expenses as a percent of revenue were 23.4% and 19.1% for the quarters ended September 30, 2014 and 2013, respectively. Restructuring costs of $19.1 million and $6.0 million were included in selling and administrative expenses for the three months ended September 30, 2014 and 2013, respectively. Excluding restructuring costs, selling and administrative expenses as a percent of revenue increased 80 basis points to 18.2% for the quarter ended September 30, 2014, primarily due to filling open sales and technical positions and normal inflationary increases. For the nine months ended September 30, 2014 and 2013, selling and administrative expenses as a percent of revenue were 25.4% and 20.2%, respectively. Restructuring costs of $76.9 million and $24.6 million were included in selling and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively. Before the restructuring costs, selling and administrative expenses as a percent of revenue increased 50 basis points for the nine months ended September 30, 2014 primarily due to normal inflationary increases partially offset by savings from the 2013 restructuring program.

Operating income was $36.1 million and $49.1 million for the third quarters of 2014 and 2013, respectively. Before the restructuring costs in both years, operating income for the third quarter of 2014 increased 2.5% to $57.1 million. Operating income for the nine months ended September 30, 2014 and 2013 was $94.4 million and $134.9 million, respectively. Before the restructuring costs in both years, operating income increased 7.7% to $173.2 million. The impact of foreign exchange rates decreased operating profit by approximately 30 basis points and 40 basis points for the three and nine months ended September 30, 2014 and 2013, respectively. Operating margins were 9.9% and 13.3% for the quarters ending September 30, 2014 and 2013, respectively, and 8.5% and 12.1% for the nine months ended September 30, 2014 and 2013, respectively. Before the impact of the restructuring costs, operating margin increased 70 basis points to 15.7% in the third quarter of 2014 and increased 120 basis points to 15.7% for the first nine months of 2014.

Index
In March of this year, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. Based on this plan, the Company has determined that certain long-lived assets associated with the underperforming operations were impaired. As a result, the Company has reduced the carrying amounts of these assets to approximately $34.9 million, their aggregate respective fair values, which were determined based on independent market values for these assets. In addition, certain intangible assets and inventory were also determined to be impaired and were written down. Employee separation and other restructuring costs were also incurred during the three and nine months ended September 30, 2014. The Company will reduce headcount by approximately 300 positions at impacted facilities in all segments, primarily direct and indirect labor at manufacturing sites. As of September 30, 2014, less than 50 employees have been terminated. For the three and nine months ended September 30, 2014, the Company recorded total restructuring and other costs of $23.1 million and $88.8 million, respectively. The Company determined that this was the appropriate amount of restructuring and other costs to record in each period in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. The Company expects to incur approximately $12 million to $17 million of additional restructuring costs by the end of December 2014 and approximately $20 million to $25 million of additional restructuring costs by the end of 2016. The 2014 Restructuring Plan is anticipated to reduce annual operating costs by approximately $30 million per year with incremental savings expected to be achieved over the next few years and the full benefit expected to be achieved after 2016. These restructuring costs relate to restructuring activities in both continuing and discontinued operations.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business within the Color segment. As of September 30, 2014, production ceased and the business met the criteria for discontinued operations. The pre-tax loss from discontinued operations, which includes costs that were previously included in the restructuring costs, was $2.4 million and $10.9 million for the three and nine months ended September 30, 2014, respectively. Included in the pre-tax loss are restructuring costs of $2.1 million and $10.0 million for the three and nine months ended September 30, 2014, respectively.

In 2013, the Company had restructuring costs to relocate the Flavors & Fragrances Group headquarters and consolidate manufacturing facilities resulting in the recording of $6.6 million and $26.0 million of restructuring costs in the three and nine months ended September 30, 2013, respectively.

Interest expense for the third quarters of 2014 and 2013 was $4.0 million in both periods. For the nine months ended September 30, 2014 and 2013, interest expense was $11.9 million and $12.3 million, respectively. The decrease for the nine month period is primarily due to lower average interest rates.

The effective income tax rates were 29.3% and 29.5% for the quarters ended September 30, 2014 and 2013, respectively. The effective income tax rates were 32.8% and 29.8% for the nine months ended September 30, 2014 and 2013, respectively. Before the restructuring costs, the effective tax rate was 28.9% and 30.0% for the three months ended September 30, 2014 and 2013, respectively, and 29.8% and 29.7% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rates in both 2014 and 2013 were reduced by changes in estimates associated with the finalization of prior year tax items and valuation allowances. The Company expects the effective tax rate for the remainder of 2014 to be between 31.0% and 32.0%, before the income tax expense or benefit related to discrete items and the restructuring and other costs.

The table below reconciles certain reported results for the three and nine months ended September 30, 2014 and 2013, to those results before the impact of the restructuring and costs, which are non-GAAP financial measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages and per share amounts)	2014	2013	% Change	2014	2013	% Change
Operating income from continuing operations (GAAP)	$36,094	$49,127	-26.5%	$94,424	$134,884	-30.0%
Restructuring - Cost of products sold	1,914	545		1,914	1,417
Restructuring & other - Selling and administrative	19,118	6,041		76,873	24,584
Adjusted operating income	$57,126	$55,713	2.5%	$173,211	$160,885	7.7%

Net earnings from continuing operations (GAAP)	$22,664	$31,764	-28.6%	$55,442	$86,009	-35.5%
Restructuring & other, before tax	21,032	6,586		78,787	26,001
Tax impact of restructuring & other	(5,941)	(2,206)		(20,901)	(7,512)
Adjusted net earnings	$37,755	$36,144	4.5%	$113,328	$104,498	8.4%

Diluted EPS from continuing operations (GAAP)	$0.47	$0.64	-26.6%	$1.13	$1.72	-34.3%
Restructuring & other, net of tax	0.31	0.09		1.18	0.37
Adjusted diluted EPS	$0.78	$0.72	8.3%	$2.31	$2.09	10.5%

Index
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

SEGMENT INFORMATION

Beginning in the first quarter of 2014, the results of operations for the Company’s fragrances business in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Flavors & Fragrances segment, and the results of operations for the Company’s pharmaceutical flavors business, previously reported in the Flavors & Fragrances segment, are reported in the Color segment with the pharmaceutical colors business. Results for 2013 have been restated to reflect these changes. The Color segment results have been restated to remove the impact of the discontinued operation for both 2014 and 2013. Restructuring and other charges related to continuing operations are reported in the Corporate & Other segment.

Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $215.5 million and $225.0 million in the third quarters of 2014 and 2013, respectively. Lower revenue in North America ($10.5 million) and the unfavorable impact of exchange rates ($0.6 million) was partially offset by higher revenue in Europe ($0.8 million) and Mexico ($0.7 million).  As noted above, revenue was impacted by the Company’s continuing effort to shift to value added and technology driven products, while actively rationalizing non-strategic and low margin business.  The lower revenue in North America was primarily related to lower natural ingredient volumes as the Flavors & Fragrances segment focuses on higher margin, value added products. The higher revenue in Europe and Mexico was primarily due to higher volumes.

Flavors & Fragrances segment operating income was $30.2 million and $31.2 million in the third quarters of 2014 and 2013, respectively. Increases in gross profit were offset by higher selling and administrative expenses as the Group filled vacant sales and technical positions.  The lower profit was primarily due to lower profit in North America ($1.5 million) partially offset by higher profit in Mexico ($0.6 million). The lower profit in North America was primarily due to lower volumes. The higher profit in Mexico was due to lower production costs. Operating income as a percent of revenue was 14.0%, an increase of 10 basis points from the prior year’s third quarter.

Revenue for the Flavors & Fragrances segment was $645.1 million and $667.5 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in revenue was primarily due to lower revenue in North America ($23.8 million) and Europe ($1.1 million) partially offset by higher revenue in Mexico ($0.9 million) combined with the favorable impact of foreign exchange rates ($1.6 million). The lower revenue in North America was primarily related to lower natural ingredient volumes as the Flavors & Fragrances segment focuses on higher margin, value added products. The lower revenue in Europe was primarily due to lower volumes.

Operating income was $93.7 million and $91.6 million for the nine months ended September 30, 2014 and 2013, respectively. Higher profit in North America ($1.3 million) and Mexico ($1.1 million) was partially offset by the unfavorable impact of exchange rates ($0.5 million). The higher profit in North America was primarily due to higher selling prices. The higher profit in Mexico was primarily due to higher selling prices and lower production costs.

Color –
Revenue for the Color segment was $127.8 million and $124.1 million for the quarters ended September 30, 2014 and 2013, respectively. The higher revenue was primarily related to higher sales of food and beverage colors ($2.4 million) and non-food colors ($1.6 million) partially offset by the unfavorable impact of exchange rates ($0.3 million). The higher sales of food and beverage colors was primarily due to both higher volumes and higher selling prices and the higher sales of non-food colors was primarily due to higher volumes.

Operating income for the quarter ended September 30, 2014, was $29.1 million, an increase of 4.3% from the $27.9 million reported in the comparable period last year. The increase was primarily due to higher profit on sales of non-food colors ($1.7 million) partially offset by lower profit for food and beverage colors ($0.5 million). The higher profit on sales of non-food colors was primarily driven by higher volumes. The lower profit for food and beverage colors was primarily a result of higher raw material costs and production costs partially offset by higher selling prices. Operating income as a percent of revenue increased 30 basis points to 22.8% in the third quarter of 2014 from 22.5% in the prior year’s quarter.

Index
Color segment revenue was $392.4 million and $378.9 million for the nine months ended September 30, 2014 and 2013, respectively. The higher revenue was primarily due to higher sales of non-food colors ($7.8 million) and food and beverage colors ($5.6 million), both due to higher volumes and selling prices.

Operating income for the first nine months of 2014 was $90.0 million an increase of 7.4% from $83.8 million reported in the comparable period last year. The increase was primarily due to the higher profit on sales of non-food colors ($3.6 million) and food and beverage colors ($2.2 million). The higher profit was primarily due to higher volumes of non-food colors and higher selling prices for food and beverage colors. Operating income as a percent of revenue was 22.9%, up from 22.1% in the prior year’s comparable period.

Corporate & Other –
Revenue for the Corporate & Other segment was $36.2 million for both quarters ended September 30, 2014 and 2013. Price increases in both Asia Pacific and the flavors businesses in Central & South America were offset by the impact of unfavorable exchange rates and lower volumes in Asia Pacific.

The Corporate & Other segment reported operating losses of $23.2 million and $10.0 million for the quarters ended September 30, 2014 and 2013, respectively. The lower results were primarily due to $21.0 million and $6.6 million of restructuring charges recorded in the third quarters of 2014 and 2013, respectively, partially offset by higher profit in Asia Pacific. All restructuring charges related to continuing operations for the Company are included in the Corporate & Other segment.

Revenue for the Corporate & Other segment was $110.5 million for the nine months ended September 30, 2014, an increase of 1.7% from the $108.7 million reported in the comparable period of 2013. The increase was primarily due to higher volumes and selling prices in both Asia Pacific and the flavors businesses in Central & South America partially offset by unfavorable exchange rates.

An operating loss of $89.2 million was reported for the nine months ended September 30, 2014 compared to an operating loss of $40.5 million in the prior year period. The lower results were primarily due to $78.8 million and $26.0 million of restructuring charges recorded in 2014 and 2013, respectively, partially offset by the higher profit in Asia Pacific.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 29.5% and 22.2% as of September 30, 2014, and December 31, 2013, respectively. The increase was due to higher debt at September 30, 2014. The Company is in compliance with its loan covenants calculated in accordance with the applicable agreements as of September 30, 2014. Debt increases are discussed below.

Net cash provided by operating activities was $127.1 million and $117.8 million for the nine months ended September 30, 2014 and 2013, respectively. The higher cash provided by operating activities is primarily due to higher net earnings, adjusted for the impact of non-cash restructuring costs, partially offset by a higher use of cash to fund working capital expenditures, which primarily relates to increased inventory at certain locations.

Net cash used in investing activities was $46.5 million and $71.5 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures were $46.7 million and $77.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Net cash used in financing activities was $68.6 million in the nine months ended September 30, 2014, and $35.3 million in the comparable period of 2013. The Company increased its net debt in the first nine months of 2014 by $75.4 million, primarily to fund the repurchase of the Company stock.  For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $35.9 million and $34.0 million were paid during the nine months ended September 30, 2014 and 2013, respectively. Dividends paid were 73 cents per share for the nine months ended September 30, 2014, and 68 cents per share in the comparable period of 2013, reflecting the Company’s increase in the quarterly dividend to 25 cents per share beginning in the second quarter of 2014.

The Company’s financial position remains strong. In October 2014, the Company entered into a $450 million credit facility to replace the Company’s existing $350 million revolver. The credit facility will be used to repay maturing debt and for general corporate purposes. See Note 3 Debt for additional information.  The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

Index
CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2014.  For additional information about contractual obligations, refer to page 21 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2014.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2014.  For additional information about critical accounting policies, refer to pages 19 and 20 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2014.  For additional information about market risk, refer to pages 20 and 21 of the Company’s 2013 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2014, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 6, 2014	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date:	November 6, 2014	By:	/s/ Richard F. Hobbs
Richard F. Hobbs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated August 21, 2014 (Commission File No. 1-7626)

10.1	Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2014 (Commission File No. 1-7626)

31	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T	X