Form 10-K
period 2014-12-31
SENSIENT TECHNOLOGIES CORP
filed 2015-02-26
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2014, was $2,635,674,530.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 47,521,901 shares of Common Stock outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of: (1) the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 (see Parts I, II and IV of this Form 10-K), and (2) the Company’s 2015 Notice of Annual Meeting and Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2014 INDEX

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the effectiveness of the Company’s restructuring activities; changes in costs of raw materials, including energy; industry and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies incorporated by reference from pages 20 and 21 of the Company’s 2014 Annual Report to Shareholders.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The Company can also be reached at its website at www.sensient.com.  The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report.  The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission.  Charters for the Audit, Compensation and Development, and Nominating and Corporate Governance Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Corporate Governance Guidelines, our Policy on Recovery of Incentive Compensation From Executives and our Directors and Officers Stock Ownership Guidelines are also available on the Company’s website, and are available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors and fragrances.  The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic and pharmaceutical systems, specialty inks and colors, and other specialty and fine chemicals.  The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products include:

●	flavors, flavor enhancers and bionutrients;

●	fragrances and aroma chemicals;

●	natural ingredients, including dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	cosmetic and pharmaceutical colors and ingredients; and

●	technical colors, specialty inks and colors, and specialty dyes and pigments.

The Company’s two reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product-and-services basis.  Two additional segments, the Asia Pacific Group and the Flavors Central & South America Group are managed on a geographic basis and are included in the “Corporate & Other” category, along with the Company’s corporate expenses.  Financial information regarding the Company’s two reportable segments and the operations included within Corporate & Other is incorporated by reference to the information set forth on pages 37 through 39 of the Company’s 2014 Annual Report to Shareholders under the heading “Segment and Geographic Information.”

Index
In 2014, the Company announced and began a restructuring plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company, with an emphasis on the Flavors & Fragrances Group. Additional information regarding the costs related to the implementation of restructuring plan appears in “Restructuring Charges” on pages 39 through 41 of the 2014 Annual Report to Shareholders.
Flavors & Fragrances Group

The Company is a global developer, manufacturer and supplier of flavor and fragrance systems for the food, beverage, personal care and household-products industries.  The Company’s flavor formulations are used in many of the world’s best-known consumer products.  Under the unified brand names of Sensient Flavors, Sensient Natural Ingredients and Sensient Fragrances, the Group is a supplier to multinational companies.

The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma and/or other characteristics to a broad range of consumer and other products.  This Group includes the Company’s natural ingredients business, which produces ingredients for food processors.  The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products.  In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and aroma chemicals.  The Group serves food and non-food industries.  In food industries, markets include savory, beverage and sweet flavors.  In non-food industries, the Group supplies fragrance products to the personal and home-care markets.

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

Beginning in the first quarter of 2014, the results of operations for the Company’s fragrances businesses in Asia Pacific and China, previously reported in the Corporate & Other segment, are reported in the Flavors & Fragrances segment.  Results for 2013 and 2012 have been restated to reflect this change.

Color Group

The Company is a developer, manufacturer and supplier of colors for businesses worldwide.  The Company provides natural and synthetic color systems for use in foods, beverages and pharmaceuticals; colors and other ingredients for cosmetics and pharmaceuticals; and technical colors for industrial applications.

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors.  The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics and pharmaceuticals.  The Company also makes industrial colors, specialty inks and other dyes and pigments used in a variety of non-food applications.

The Color Group operates principally through the Company’s subsidiary Sensient Colors LLC.  The Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, France, Germany, Italy, Mexico, Switzerland and the United Kingdom.

The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

●	Sensient Pharmaceutical Coating Systems (pharmaceutical colors and coatings);

●	Sensient Cosmetic Technologies (cosmetic colors and ingredients and systems);

Index
●	Sensient Inks (specialty inks); and

●	Sensient Industrial Colors (paper colors; and industrial colors for plastics, leather, wood stains, antifreeze and other uses).

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment and a complete range of synthetic and natural color products constitute the basis for its market leadership position.

Beginning in the first quarter of 2014, the results of operations for the Company’s pharmaceutical flavors business, previously reported in the Flavors & Fragrances segment, are reported in the Color segment with the pharmaceutical colors business. Results for 2013 and 2012 have been restated to reflect this change.

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

Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Australia. Manufacturing operations are located in Australia, China, Japan, New Zealand and the Philippines.  The Asia Pacific Group maintains offices for research and development, as well as sales, in China, India, Indonesia, Korea, Singapore and Thailand.

Flavors Central & South America Group

In 2012, the Flavors Central & South America Group was established to give management greater insight into the Company’s flavors operations in this growing region.  Previously, this Group was part of the Flavors & Fragrances Group.

The Flavors Central & South America Group develops, manufactures and supplies flavor systems to a broad range of customers across the region, primarily in the food and beverage markets.

The Flavors Central & South America Group has manufacturing and development facilities in Brazil and Costa Rica and maintains sales offices in multiple Central and South American countries.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 700 people in research and development, quality assurance, quality control and lab technician positions as of December 31, 2014.

Expenditures for research and development related to continuing operations in calendar year 2014 were $35.9 million, compared with $34.1 million in the year ended December 31, 2013, and $34.2 million in the year ended December 31, 2012.  As part of its commitment to quality as a competitive advantage, the Company holds certifications under the requirements established by the International Organization for Standardization in Geneva, Switzerland, through its ISO 9000 series of quality standards.  Certified sites include Flavors & Fragrances Group plants in the United States, Belgium, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom, and Color Group plants in the United States, Mexico and the United Kingdom.  The Flavors & Fragrances Group plant in Spain has also received additional certification through the ISO 14001 and 18001 quality standards.

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

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments and natural food and beverage colors and on color systems.  The Company also produces a diverse line of colors and ingredients for cosmetics and pharmaceutical applications and technical colors for industrial applications.

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers.  Raw materials for natural colors, such as carmine, beta-carotene, annatto and turmeric, are purchased from overseas and U.S. sources.  In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits and juices, and are obtained from domestic and foreign suppliers.  Flavor enhancers and secondary flavors are produced from brewers’ yeast and vegetable materials such as corn and soybeans.  Chili peppers, onion, garlic and other vegetables are acquired under annual contracts with numerous growers in the western United States and Europe.  The Company has expanded its sources of vegetables to include growers in China.

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

Index
Foreign Operations

The information appearing under the heading “Segment and Geographic Information” in Note 9 to the Consolidated Financial Statements of the Company, which appears on pages 37 through 39 of the 2014 Annual Report to Shareholders, is incorporated herein by reference.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses.  The businesses are not materially dependent upon patent or trademark protection; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2014, the Company employed 4,053 persons worldwide.

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

As with any business, the Company’s business and operations involve risks and uncertainties.  In addition to the other discussions in, and incorporated by reference in, this report, particularly those in “Management’s Discussion & Analysis of Operations & Financial Condition” incorporated by reference from pages 15 through 22 of the 2014 Annual Report to Shareholders and “Forward Looking Statements” on page 22 of the 2014 Annual Report to Shareholders, the following factors should be considered:

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

Index
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

•	Our recent restructurings may not be as effective as we anticipate and we may fail to realize the expected cost savings.

During 2013 and 2014, we announced and engaged in various restructuring activities.  Such activities may pose significant risks and our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity and shift production to more efficient facilities. Furthermore, our restructurings may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these restructurings. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates and our restructuring activities may require cash and non-cash costs or charges in excess of budgeted amounts, which could reduce anticipated cost savings and could have an adverse effect on our margins.

•	Commodity, energy and transportation price volatility and increases or material shortages may reduce our profits.

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

Our facilities and products are subject to many laws and regulations relating to health, safety and the processing, packaging, storage, distribution, quality and safety of food, drugs, cosmetics and other consumer products, specialty inks and industrial colors.  These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor and other federal and state governmental agencies.  We are subject to similar governmental regulation and oversight abroad.  Compliance with these laws and regulations can be costly and affect our operations.  Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil remedies, fines and recalls of our products.  Our customers, particularly those in the pharmaceutical industry, are also subject to laws and regulations which may impose costs on or create risk for us.

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

•	Operating in foreign countries and emerging markets exposes us to increased risks, including economic, political and international operation risks.

We operate and sell our products in many foreign countries and emerging markets.  The international aspects of our business subject us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; and the effects of international political developments and political and economic instability.  In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes or limitations on currency or fund transfers.

•	The impact of currency exchange rate fluctuation may negatively affect our results.

We report the results of our foreign operations in the applicable local currency and then translate those results into U.S. dollars at applicable exchange rates. The applicable exchange rates between and among local currencies, foreign currencies and the U.S. dollar have fluctuated and will continue to do so in the future. Such currency exchange rate volatility may also adversely impact our financial condition or liquidity. While we may use forward exchange contracts and foreign currency denominated debt to manage our exposure to foreign exchange risk, such risk management strategies may not be effective and our results of operations could be adversely affected.

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

•	Our ability to successfully maintain and upgrade our information technology systems, and to effectively respond to failures, disruptions or breaches of our information technology systems, may affect our competitiveness and our profits could decrease.

Our success depends in part on our ability to maintain a current information technology platform for our business to operate.  We routinely review and upgrade our information technology systems in order to better manage and report the sales, manufacturing and other operations of our business.  If we do not continue to maintain our information technology platform and successfully implement upgrades to the system, our competitiveness and profits could decrease.  Furthermore, our information technology systems may be susceptible to failures, disruptions, breaches and other similar cyber-security events.  The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to increased operating costs.

•	World events and natural disasters are beyond our control and could affect our results.

World events, such as conflicts in the Middle East and the financial stresses in Europe, can adversely affect national, international and local economies.  Economies can also be affected by natural disasters or by epidemics.  Such events and conditions, as well as the current impairment of financial markets, high unemployment and constrained consumer spending, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

Index
Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri and our Asia Pacific Group headquarters offices located in Keysborough, Australia. We own a part, and lease a part, of our Flavors & Fragrances Group headquarters offices located in Hoffman Estates, Illinois. The locations of our production properties by reportable segment are as follows:

Color Group:
U.S. – St. Louis, Missouri; and South Plainfield, New Jersey*.
International – Jundiai, Brazil*; Kingston, Ontario, Canada; Saint Ouen L’Aumone, France*; Geesthacht, Germany;  Reggio Emilia, Italy; Lerma, Mexico; Johannesburg, South Africa; Morges, Switzerland; and Kings Lynn,  United Kingdom*.

Flavors & Fragrances Group:
U.S. – Livingston and Turlock, California; Amboy and Hoffman Estates*, Illinois; Indianapolis, Indiana, Harbor Beach, Michigan; and Juneau, Wisconsin.
International – Heverlee, Belgium; Cornwall and Halton Hills, Ontario, Canada; Qingdao, China*; San Jose, Costa  Rica*; Marchais and Strasbourg, France; Bremen, Germany; Milan, Italy; Celaya and Tlalnepantla,  Mexico; Elburg, Netherlands; Granada, Spain; and Wales and Milton Keynes, United Kingdom.

Asia Pacific:
U.S. – None.
International – Keysborough, Australia; Guangzhou, China; Hitachi, Japan; Auckland, New Zealand; Manila,  Philippines*; and Bangkok, Thailand.

*            Indicates a leased property at the location.

All properties are owned except as otherwise indicated above.  All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

Item 3.	Legal Proceedings.

Commercial Litigation

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Index
Executive Officers of the Registrant
The executive officers of the Company and their ages as of February 26, 2015, are as follows:

Name	Age	Position
Paul Manning	40	President and Chief Executive Officer
John F. Collopy	45	Vice President and Treasurer
Christopher M. Daniels	41	Vice President, Human Resources
Michael C. Geraghty	53	President, Color Group
John L. Hammond	68	Senior Vice President, General Counsel and Secretary
Jeffrey T. Makal	51	Vice President, Controller and Chief Accounting Officer
John J. Manning	46	Vice President and Assistant General Counsel
Stephen J. Rolfs	50	Senior Vice President and Chief Financial Officer
Robert J. Wilkins	58	President, Asia Pacific Group

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows.  Mr. Paul Manning has held his present office since February 2, 2014, and previously served as President and Chief Operating Officer (October 2012 – February 2014), President, Color Group (July 2010 – October 2012) and General Manager, Colors – North America (2009 – July 2010).  Mr. Daniels has held his present office since July 22, 2010, and previously served as Assistant Treasurer (2008 – July 2010).  Mr. Geraghty has held his present office since October 18, 2012, and previously served as General Manager, Food Colors USA (April 2011 – October 2012).  Mr. Makal has held his present office since July 22, 2010, and previously served as Vice President, Taxation (2006 – July 2010).  Mr. John Manning has held his present office since January 2, 2013.  Mr. Rolfs has held his present position since February 7, 2015, and previously served as Senior Vice President, Administration (July 2013 – February 2015), Vice President, Administration (July 2010 – July 2013) and Vice President, Controller and Chief Accounting Officer (2001 – July 2010).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The only market in which the common stock of the Company is traded is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange – Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2014 and 2013 appearing under “Common Stock Prices and Dividends” on page 45 of the 2014 Annual Report to Shareholders are incorporated by reference.  In 2014, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future.

On February 10, 2000, the Board of Directors established a share-repurchase program that authorized the Company to repurchase up to five million shares of the Company’s common stock, all of which have been repurchased.  On April 27, 2001, the Board of Directors authorized the repurchase of an additional five million shares, all of which have been repurchased.  On August 21, 2014, the Board of Directors authorized the repurchase of an additional five million shares.  As of February 20, 2015, 356,062 shares had been repurchased under the most recent authorization.  The Company repurchased 500,000 shares during the fourth quarter of 2014 and a total of 2.5 million shares during 2014.

Index
The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

October 1 to 31, 2014	62,500	$57.04	62,500	5,298,259
November 1 to 30, 2014	227,500	59.40	227,500	5,070,759
December 1 to 31, 2014	210,000	59.32	210,000	4,860,759

Total	500,000	$59.07	500,000

The number of shareholders of record on February 20, 2015 was 2,602.

On March 4, 2014, the Company announced an increase in its cash dividend on its common stock from an annual rate of 92 cents per share to an annual rate of $1.00 per share, commencing with the quarterly dividend paid on June 2, 2014, to shareholders of record on May 9, 2014.

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this report.

The graph found on page 45 of the Company’s 2014 Annual Report to Shareholders comparing the cumulative five year total return on the Company’s common stock to the appropriate Standard & Poor’s indices is incorporated by reference.

Item 6.	Selected Financial Data.

The selected financial data required by this item is incorporated by reference from the “Five Year Review” and the notes thereto on pages 46 and 47 of the 2014 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required by this item is set forth under “Management’s Discussion & Analysis of Operations & Financial Condition” on pages 15 through 22 of the 2014 Annual Report to Shareholders and is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is set forth under “Market Risk Factors” on page 21 of the 2014 Annual Report to Shareholders and is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth on pages 23 through 41 and page 45 of the 2014 Annual Report to Shareholders and are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2014, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2014.

Index
Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  Management’s report on internal control over financial reporting, which appears on page 42 of the 2014 Annual Report to Shareholders, is incorporated by reference.

The Company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm.  Their opinion on the Company’s internal control over financial reporting, set forth on page 43 of the 2014 Annual Report to Shareholders, is incorporated by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.

Information regarding directors and officers and corporate governance matters including information regarding the Audit Committee of the Company's Board of Directors and the Nominating and Corporate Governance Committee of the Company's Board of Directors appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2014 (“2015 Proxy Statement”), is incorporated by reference.  Additional information regarding executive officers appears at the end of Part I above, and information regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation.

Information relating to compensation of directors and officers is incorporated by reference from the “Director Compensation and Benefits,” “Executive Compensation,” “Equity Compensation Plan Information” and “Employment Agreements” portions of the 2015 Proxy Statement.  Information relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the heading “Committees of the Board of Directors” in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion of security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the 2015 Proxy Statement is incorporated by reference.  The discussion appearing under “Equity Compensation Plan Information” in the 2015 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Paul Manning is the son of Kenneth P. Manning and the brother of John J. Manning.  There are no other family relationships between any of the directors or director nominees and the officers of the Company, nor any arrangement or understanding between any director or officer or any other person pursuant to which any of the nominees has been nominated.  No director, nominee for director or officer had any material interest, direct or indirect, in any material business transaction of the Company or any subsidiary during the period from January 1, 2014, through December 31, 2014, or in any such proposed transaction except as described under “Transactions With Related Persons” found in the 2015 Proxy Statement, which is incorporated by reference herein. In the ordinary course of business, the Company may engage in business transactions with companies whose officers or directors are also directors of the Company.  These transactions are routine in nature and are conducted on an arm’s-length basis. The terms of any such transactions are comparable at all times to those obtainable in business transactions with unrelated persons.

Index
Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2015 Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1. Financial Statements	Page Reference in 2014 Annual Report to Shareholders

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2014:

Reports of Independent Registered Public Accounting Firm	42-43

Consolidated Balance Sheets – December 31, 2014 and 2013	25

Consolidated Statements of Earnings – Years ended December 31, 2014, 2013 and 2012	23

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012	24

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2014, 2013 and 2012	27

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012	26

Notes to Consolidated Financial Statements	28-41

Page Reference in Form 10-K

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	15

Schedule II – Valuation and Qualifying Accounts	16

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Index
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 26, 2015. Such consolidated financial statements and reports are included in your 2014 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. That consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, that consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 26, 2015

Index
Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2014, 2013 and 2012

Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2012 Allowance for losses: Trade accounts receivable	$3,588	$745	$0	$1,288	$3,045

2013 Allowance for losses: Trade accounts receivable	$3,045	$1,413	$0	$130	$4,327

2014 Allowance for losses: Trade accounts receivable	$4,327	$896	$0	$1,385	$3,838
(A) Accounts written off, net of recoveries.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John L. Hammond
John L. Hammond
Senior Vice President, General Counsel and Secretary

Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 26, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth P. Manning	/s/ Fergus M. Clydesdale
Kenneth P. Manning	Fergus M. Clydesdale
Chairman of the Board	Director

/s/ Paul Manning	/s/ James A.D. Croft
Paul Manning	James A.D. Croft
Director, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ William V. Hickey
Stephen J. Rolfs	William V. Hickey
Senior Vice President and	Director
Chief Financial Officer

/s/ Jeffrey T. Makal	/s/ Deborah McKeithan-Gebhardt
Jeffrey T. Makal	Deborah McKeithan-Gebhardt
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Elaine R. Wedral
Hank Brown	Elaine R. Wedral
Director	Director

/s/ Joseph Carleone	/s/ Essie Whitelaw
Joseph Carleone	Essie Whitelaw
Director	Director

/s/ Edward H. Cichurski
Edward H. Cichurski
Director

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No.1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated August 21, 2014 (Commission File No. 1-7626)

4.1	Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.1 to Current Report on Form 8-K dated March 22, 2011 (Commission File No. 1-7626)

4.2	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Amended and Restated Executive Employment Contract dated as of October 18, 2012, between Sensient Technologies Corporation and Kenneth P. Manning	Exhibit 10.1 to Current Report on Form 8-K dated October 18, 2012 (Commission File No. 1-7626)

10.1(b)(1)	Form of Amended and Restated Change of Control Employment and Severance Agreement (superseded)	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(b)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Change of Control and Severance Agreement (superseded)	Exhibit 10.1 to Current Report on Form 8-K dated March 19, 2010 (Commission File No. 1-7626)

10.1(b)(3)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan		X

10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference from	Herewith
10.1(e)	Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.2(h) to Annual Report on Form 10‑K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for-the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002 (Commission File No. 1-7626)

10.1(g)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Sensient Technologies Corporation 2002 Stock Option Plan Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Restricted Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 15, 2007 (Commission File No. 1-7626)

10.1(h)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2007 Restricted Stock Plan	Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(i)(1)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(j)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

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

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated by	Filed
Number	Description	Reference From	Herewith
10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(t)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Sensient Technologies Corporation Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Sensient Technologies Corporation Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(w)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(x)	Executive Employment Contract dated as of February 2, 2014, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 4, 2014 (Commission File No. 1-7626)

10.2	Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2014 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

13.1	Annual Report to Shareholders for the year ended December 31, 2014		X

14	Sensient Technologies Corporation Code of Ethics for Senior Financial Officers	Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

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

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.