Form 10-Q
period 2015-03-31
SENSIENT TECHNOLOGIES CORP
filed 2015-05-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, par value $0.10 per share	46,734,386

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2015	2014

Revenue	$346,226	$367,125

Cost of products sold	228,793	242,629

Selling and administrative expenses	70,987	115,910

Operating income	46,446	8,586

Interest expense	3,915	4,131

Earnings before income taxes	42,531	4,455

Income taxes	11,796	1,824

Earnings from continuing operations	30,735	2,631

Loss from discontinued operations, net of tax	(209)	(4,706)

Net earnings (loss)	$30,526	$(2,075)

Weighted average number of shares outstanding:
Basic	47,178	49,853

Diluted	47,502	50,079

Earnings per common share:

Basic:
Continuing operations	$0.65	$0.05
Discontinued operations	-	(0.09)
Earnings per common share	$0.65	$(0.04)

Diluted:
Continuing operations	$0.65	$0.05
Discontinued operations	-	(0.09)
Earnings per common share	$0.64	$(0.04)

Dividends declared per common share	$0.25	$0.48

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2015	2014

Comprehensive loss	$(30,913)	$(1,920)

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2015 (Unaudited)	December 31, 2014

CURRENT ASSETS:
Cash and cash equivalents	$18,083	$20,329
Trade accounts receivable, net	245,458	228,907
Inventories	410,346	449,409
Prepaid expenses and other current assets	38,236	37,713
Deferred income taxes	21,565	21,735
Assets held for sale	494	1,296

TOTAL CURRENT ASSETS	734,182	759,389

OTHER ASSETS	70,210	77,376

INTANGIBLE ASSETS, NET	8,359	8,760

GOODWILL	399,410	424,114

PROPERTY, PLANT AND EQUIPMENT:
Land	37,289	42,868
Buildings	278,958	295,381
Machinery and equipment	705,084	723,631
Construction in progress	49,913	54,579
	1,071,244	1,116,459
Less accumulated depreciation	(607,661)	(620,892)
	463,583	495,567

TOTAL ASSETS	$1,675,744	$1,765,206

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$84,990	$99,033
Accrued salaries, wages and withholdings from employees	20,787	30,010
Other accrued expenses	73,573	76,383
Income taxes	10,281	3,591
Short-term borrowings	19,467	15,888

TOTAL CURRENT LIABILITIES	209,098	224,905

OTHER LIABILITIES	12,778	17,372

ACCRUED EMPLOYEE AND RETIREE BENEFITS	24,832	24,983

LONG‑TERM DEBT	484,287	451,011

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	111,346	110,969
Earnings reinvested in the business	1,262,221	1,243,627
Treasury stock, at cost	(287,647)	(227,929)
Accumulated other comprehensive loss	(146,567)	(85,128)

TOTAL SHAREHOLDERS' EQUITY	944,749	1,046,935

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,675,744	$1,765,206

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2015	2014

Cash flows from operating activities:
Net earnings (loss)	$30,526	$(2,075)
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,384	13,424
Share-based compensation	337	1,022
Loss on assets	2,488	39,082
Deferred income taxes	4,382	(7,405)
Changes in operating assets and liabilities	(19,528)	(24,213)

Net cash provided by operating activities	30,589	19,835

Cash flows from investing activities:
Acquisition of property, plant and equipment	(13,431)	(14,711)
Proceeds from sale of assets	12,593	919
Other investing activity	(24)	(94)

Net cash used in investing activities	(862)	(13,886)

Cash flows from financing activities:
Proceeds from additional borrowings	51,112	49,254
Debt payments	(7,037)	(43,096)
Purchase of treasury stock	(58,017)	(2,724)
Dividends paid	(11,932)	(11,539)
Proceeds from options exercised and other equity transactions	184	331

Net cash used in financing activities	(25,690)	(7,774)

Effect of exchange rate changes on cash and cash equivalents	(6,283)	(548)

Net decrease in cash and cash equivalents	(2,246)	(2,373)
Cash and cash equivalents at beginning of period	20,329	19,836

Cash and cash equivalents at end of period	$18,083	$17,463

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2015, and December 31, 2014, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On April 1, 2015, the Financial Accounting Standards Board (“FASB”) proposed a one-year deferral of the effective date for Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017.  The proposal would also permit entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the expected impact of this standard.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2014, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2015, and December 31, 2014, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.5 million and $0.1 million as of March 31, 2015 and December 31, 2014, respectively.  The fair value of the investments based on March 31, 2015, and December 31, 2014, market quotes (Level 1 inputs) was an asset of $2.1 million and $1.9 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of March 31, 2015. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2015, was $484.3 million. The fair value of the long-term debt at March 31, 2015, was $504.1 million.

Index
3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended March 31, 2015:
Revenue from external customers	$199,100	$115,537	$31,589	$346,226
Intersegment revenue	6,878	4,978	32	11,888
Total revenue	$205,978	$120,515	$31,621	$358,114

Operating income (loss)	$30,459	$26,139	$(10,152)	$46,446
Interest expense	-	-	3,915	3,915
Earnings (loss) before income taxes	$30,459	$26,139	$(14,067)	$42,531

Three months ended March 31, 2014:
Revenue from external customers	$206,862	$128,022	$32,241	$367,125
Intersegment revenue	7,471	4,969	-	12,440
Total revenue	$214,333	$132,991	$32,241	$379,565

Operating income (loss)	$30,244	$29,774	$(51,432)	$8,586
Interest expense	-	-	4,131	4,131
Earnings (loss) before income taxes	$30,244	$29,774	$(55,563)	$4,455

Beginning in the first quarter of 2015, the results of operations for the Company’s businesses in Central and South America, previously reported in the Corporate & Other segment, are now reported in the Flavors & Fragrances segment. Results for 2014 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2015 and 2014 restructuring and other costs related to continuing operations are reported in the Corporate & Other segment.

4.	Inventories

At March 31, 2015, and December 31, 2014, inventories included finished and in-process products totaling $292.4 million and $308.7 million, respectively, and raw materials and supplies of $117.9 million and $140.7 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Service cost	$662	$632
Interest cost	472	599
Expected return on plan assets	(322)	(474)
Amortization of prior service cost	-	43
Amortization of actuarial loss (gain)	73	(160)

Total defined benefit expense	$885	$640

Index
6.	Shareholders’ Equity

The Company repurchased 951,219 shares of its common stock for an aggregate cost of $60.8 million during the three months ended March 31, 2015, and 200,000 shares of its common stock for an aggregate cost of $11.0 million during the three months ended March 31, 2014. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective quarter.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $30.1 million and $17.8 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2015, and December 31, 2014, respectively. Due to the short-term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2015, and December 31, 2014, the total value of the Company’s Euro and Swiss Franc debt was $89.9 million and $97.3 million, respectively.  For the three months ended March 31, 2015, the impact of foreign exchange rates on these debt instruments decreased debt by $7.3 million, and has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended March 31, 2015 and 2014, were 27.7% and 40.9%, respectively. The effective tax rates in both 2015 and 2014 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items and audit settlements. The rates in both periods were impacted by the respective restructuring costs which were more significant in the first quarter of 2014. In addition, the Company settled an income tax audit in the first quarter of 2015, which reduced the Company’s first quarter tax rate.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated Other Comprehensive Income (OCI) during the three month period ended March 31, 2015:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2014	$324	$(5,170)	$(80,282)	$(85,128)
Other comprehensive loss before reclassifications	(106)	-	(61,559)	(61,665)
Amounts reclassified from OCI	177	49	-	226
Balance as of March 31, 2015	$395	$(5,121)	$(141,841)	$(146,567)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index
10.	Restructuring

The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 11, Discontinued Operations, in more detail.

In 2014, the Company announced the 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company. The 2014 Restructuring Plan will impact several facilities and will generate cost savings estimated to be approximately $30 million per year. The savings will be realized over the next few years and the full benefit is expected to be achieved after 2016. The actual amount of savings and costs could vary based upon changes in exchange rates and other assumptions. The Company also anticipates that the 2014 Restructuring Plan will include a reduction of approximately 350 positions, primarily direct and indirect manufacturing labor. In connection with the 2014 Restructuring Plan, approximately 110 positions were eliminated as of March 31, 2015, and approximately $1.5 million of savings were recognized in continuing operations for the three months ended March 31, 2015.

The Company determined that certain long-lived assets, including land, buildings and certain pieces of equipment associated with the identified operations, were impaired. As a result, the Company has reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations for these assets. During the current quarter, the Company sold two facilities as a result of the 2014 Restructuring Plan which generated net cash proceeds of $12.6 million and a combined net gain of $1.3 million which is recorded in the current quarter’s restructuring expense. The fair values of the remaining long-lived assets are estimated to be approximately $21.7 million. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures, and the associated depreciation has been accelerated. In addition, certain intangible assets and inventory were determined to be impaired and were written down.

For the three months ended March 31, 2015, the Company recorded restructuring and other costs of $7.1 million ($5.5 million after-tax), in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. For the three months ended March 31, 2014, the Company recorded restructuring and other costs of $52.7 million ($37.4 million after-tax).  Included within the restructuring and other costs, the Company incurred $0.9 million related to the 2014 proxy contest.

The Company evaluates performance based on operating income of each segment before restructuring costs. The restructuring and other costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring and other costs by segment and discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Flavors & Fragrances	$5,829	$44,983
Color	161	-
Corporate & Other	1,125	1,204

Total Continuing Operations	7,115	46,187

Discontinued Operations	29	6,535

Total Restructuring	$7,144	$52,722

Index
The Company recorded restructuring and other charges in continuing operations for the three months ended March 31, 2015 as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$1,908	$-	$1,908
Long-lived asset impairment	3,815	-	3,815
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	141	141
Other costs(1)	2,552	-	2,552

Total	$6,974	$141	$7,115

(1)	Other costs include decommissioning costs, professional services, moving costs and other related costs.

The Company expects to incur approximately $19 million of additional restructuring costs by the end of December 2015 and $6 million of additional restructuring costs by the end of 2016, consisting primarily of employee separations, asset impairments, and other restructuring related costs.These estimates relate to both continuing operations and discontinued operations.

The Company recorded restructuring and other charges in continuing operations for the three months ended March 31, 2014 as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$11,267	$-	$11,267
Long-lived asset impairment	34,230	-	34,230
Gain on asset sales	(602)	-	(602)
Write-down of inventory	-	-	-
Other costs(1)	1,292	-	1,292

Total	$46,187	$-	$46,187

(1)	Other costs include decommissioning, professional services, personnel moving costs, other related costs and 2014 proxy contest costs.

The following table summarizes the accrual for the restructuring and other charges for the three months ended March 31, 2015:

(In thousands)	Employee Separations	Asset Related and Other	Total
Balance as of December 31, 2014	$14,909	$897	$15,806
Restructuring and other costs	2,015	5,129	7,144
Gain on sale of assets	-	1,301	1,301
Cash spent	(1,964)	(2,884)	(4,848)
Reduction of assets	-	(3,904)	(3,904)
Translation adjustment	(1,337)	-	(1,337)
Balance as of March 31, 2015	$13,623	$539	$14,162

Index
11.	Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment. In 2014, the business met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. The corresponding current assets, which include property, plant, and equipment, have met the held for sale criteria and have been properly presented on the Consolidated Condensed Balance Sheet.

The following table summarizes the discontinued operation’s results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Revenue	$187	$1,006
Loss from discontinued operations before income taxes	(294)	(7,007)
Income tax benefit	85	2,301
Loss from discontinued operations, net of tax	$(209)	$(4,706)

Pre-tax restructuring costs are included in the loss before income taxes from discontinued operations. For the three months ended March 31, 2015, these costs are minimal, and for the three months ended March 31, 2014, these costs were $6.5 million.  See Note 10, Restructuring, for additional information.

12.	Commitments and Contingencies

The Company is subject to various claims and litigation arising in the normal course of business. The Company establishes reserves for claims and proceedings when it is probable that liabilities exist and reasonable estimates of loss can be made. While it is not possible to predict the outcome of these matters, based on our assessment of the facts and circumstances now known, we do not believe that these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations exclude the results of discontinued operations unless otherwise indicated.

Revenue was $346.2 million and $367.1 million for the three months ended March 31, 2015 and 2014, respectively. The impact of foreign exchange rates decreased consolidated revenue by approximately 7.3% for the first quarter of 2015. Revenue growth has also been affected by the Company’s continuing efforts to shift to value added and technology driven products, while actively rationalizing non-strategic and low margin business. Most of the impact during the current quarter from rationalizing non-strategic and low margin business has been in the Flavors & Fragrances segment.

The gross profit margin was 33.9% for the first quarter of 2015 and 2014. Included in the cost of sales is $0.1 million of restructuring costs for the current quarter which reduced gross profit. Before these restructuring costs, gross margin increased 10 basis points in the current quarter primarily due to selling prices and product mix.

Selling and administrative expenses as a percent of revenue were 20.5% and 31.6% for the quarters ended March 31, 2015 and 2014, respectively. Restructuring costs of $7.0 million and $46.2 million were included in selling and administrative expenses for the quarters ended March 31, 2015 and 2014, respectively. Excluding restructuring costs, selling and administrative expenses as a percent of revenue decreased 50 basis points to 18.5% for the current quarter, primarily due to lower employee related expenses.

Operating income was $46.4 million and $8.6 million for the first quarter of 2015 and 2014, respectively. Before the restructuring costs in both years, operating income for the current quarter decreased 2.2% to $53.6 million. The impact of foreign exchange rates decreased operating income in the current quarter by approximately 6.7%. Operating margins were 13.4% and 2.3% for the first quarter of 2015 and 2014, respectively. Before the impact of the restructuring costs, operating margin increased 60 basis points to 15.5% in the current quarter.

Interest expense for the first quarter of 2015 and 2014 was $3.9 million and $4.1 million, respectively. The decrease is primarily due to a lower average interest rate.

The effective income tax rates were 27.7% and 40.9% for the first quarter of 2015 and 2014, respectively. Before the restructuring costs, the effective tax rates were 27.0% and 29.5% for the first quarter of 2015 and 2014, respectively. The effective tax rates in both 2015 and 2014 were reduced by changes in estimates associated with the finalization of prior year tax items and audit settlements. The effective tax rate for 2015 is expected to be between 29.5% and 30.5% prior to the recording of any discrete items and restructuring costs.

In March of 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. Since initiating the 2014 Restructuring Plan, the Company has spent $105.7 million as of March 31, 2015, and upon completion it is anticipated to reduce annual operating costs by approximately $30 million. The savings will be realized over the next few years and the full benefit is expected to be achieved after 2016. The actual amount of savings and costs could vary based upon changes in exchange rates and other assumptions. For the first quarter of 2015, the Company achieved approximately $1.5 million of savings in continuing operations related to the 2014 Restructuring Plan. Based on this plan, the Company has determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations for these assets. During the current quarter, the Company sold two facilities as a result of the 2014 Restructuring Plan which generated net cash proceeds of $12.6 million and a combined gain of $1.3 million which is recorded in the current quarter’s restructuring expense. The fair values of the remaining long-lived assets are estimated to be approximately $21.7 million. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. In addition, certain intangible assets and inventory were also determined to be impaired and were written down. Employee separation and other restructuring costs have also been incurred as a result of this plan. The Company will reduce headcount by approximately 350 positions at impacted facilities, primarily in the Flavors & Fragrances Group, related to direct and indirect labor at manufacturing sites. As of March 31, 2015, approximately 110 positions have been eliminated as a result of this plan. For the quarter ended March 31, 2015 and 2014, the Company recorded total restructuring costs of $7.1 million and $52.7 million, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. The Company expects to incur approximately $19 million of additional restructuring costs by the end of December 2015 and approximately $6 million of additional restructuring costs by the end of 2016. Included in the restructuring costs for the three months ended March 31, 2014 was $0.9 million related to the 2014 proxy contest. The above information regarding the 2014 Restructuring Plan relates to restructuring activities for both continuing and discontinued operations.

Index
In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business within the Color segment. Production ceased in 2014 and the business met the criteria for discontinued operations. The pre-tax loss from discontinued operations, which includes restructuring costs, was $0.3 million and $7.0 million for the first quarter of 2015 and 2014, respectively.

The table below reconciles certain reported results for the first quarter of 2015 and 2014, to those results before the impact of the restructuring costs, which are non-GAAP financial measures.

	Three Months Ended March 31,
	2015	2014	% Change
Operating income from continuing operations (GAAP)	$46,446	$8,586	441.0%
Restructuring - Cost of products sold	141	-
Restructuring & other - Selling and administrative	6,974	46,187
Adjusted operating income	$53,561	$54,773	-2.2%

Net earnings from continuing operations (GAAP)	$30,735	$2,631
Restructuring & other, before tax	7,115	46,187
Tax impact of restructuring & other	(1,597)	(13,112)
Adjusted net earnings	$36,253	$35,706	1.5%

Diluted EPS from continuing operations (GAAP)	$0.65	$0.05
Restructuring & other, net of tax	0.12	0.66
Adjusted diluted EPS	$0.76	$0.71	7.0%

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

SEGMENT INFORMATION

Beginning in the first quarter of 2015, the results of operations for the Company’s businesses in Central and South America, previously reported in the Corporate & Other segment, are now reported in the Flavors & Fragrances segment. Results for 2014 have been restated to reflect these changes. The 2015 and 2014 restructuring costs related to continuing operations are reported in the Corporate & Other segment.

Index
Flavors & Fragrances –
Revenue for the Flavors & Fragrances segment was $206.0 million and $214.3 million for the first quarter of 2015 and 2014, respectively. Higher revenue in North America ($4.9 million), Latin America ($1.0 million) and Europe ($0.9 million) was offset by unfavorable exchange rates ($15.1 million).  The higher revenue in North America and Latin America was a result of both higher volumes and higher selling prices. The higher revenue in Europe was primarily due to higher selling prices.

Flavors & Fragrances segment operating income was $30.5 million and $30.2 million in the first quarter of 2015 and 2014, respectively. Higher profit in North America ($0.9 million) and Latin America ($0.5 million) was offset by lower profit in Europe ($0.2 million) and unfavorable exchange rates ($0.9 million). The higher profit in North America and Latin America was primarily due to higher selling prices and volumes. Operating income as a percent of revenue was 14.8%, an increase of 70 basis points from the prior year’s comparable quarter.

Color –
Revenue for the Color segment was $120.5 million and $133.0 million for the first quarter of 2015 and 2014, respectively. The lower revenue was primarily related to lower sales of certain non-food colors ($4.6 million) partially offset by higher sales of food and beverage colors ($3.5 million). Foreign exchange rates also reduced revenue ($11.5 million). The higher sales of food and beverage colors was primarily due to higher selling prices and the lower sales of certain non-food colors was primarily due to lower volumes.

Operating income for the Color segment was $26.1 million and $29.8 million for the first quarter of 2015 and 2014, respectively. Higher profit for food colors ($0.6 million) was offset by unfavorable exchange rates ($2.7 million) and lower profit for non-food colors ($1.6 million). The higher profit on sales of food colors was primarily due to higher selling prices and the lower profit from non-food colors was primarily due to the lower volumes and the effect of foreign currency. Operating income as a percent of revenue was 21.7% in the current quarter and 22.4% in the prior year’s comparable quarter.

Corporate & Other –
Revenue for the Corporate & Other segment was $31.6 million and $32.2 million for the first quarter of 2015 and 2014, respectively. Higher volumes in Asia Pacific were offset by the unfavorable impact of exchange rates.

The Corporate & Other segment reported operating losses of $10.2 million and $51.4 million for the first quarter of 2015 and 2014, respectively. The results included $7.1 million and $46.2 million of restructuring costs in the first quarter of 2015 and 2014, respectively. Before the restructuring costs, the loss in Corporate & Other was lower due to higher profit in Asia Pacific and lower corporate expenses. All restructuring charges related to continuing operations for the Company are included in the Corporate & Other segment.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s ratio of debt to total capital was 34.8% and 30.8% as of March 31, 2015, and December 31, 2014, respectively. The increase was due to higher debt at March 31, 2015. The Company is in compliance with its loan covenants calculated in accordance with the applicable agreements as of March 31, 2015. Debt increases are discussed below.

Net cash provided by operating activities was $30.6 million and $19.8 million for the three months ended March 31, 2015 and 2014, respectively. The higher cash provided by operating activities is primarily due to higher net earnings and inventory reductions.

Net cash used in investing activities was $0.9 million and $13.9 million for the three months ended March 31, 2015 and 2014, respectively. During the quarter, two facilities were sold as a result of the Company’s 2014 Restructuring Plan for combined net proceeds of $12.6 million. Capital expenditures were $13.4 million and $14.7 million for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in financing activities was $25.7 million and $7.8 million for the three months ended March 31, 2015 and 2014, respectively. The Company increased its net debt in the first three months of 2015 by $44.1 million, primarily to fund the repurchase of Company stock.  For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $11.9 million and $11.5 million were paid during the three months ended March 31, 2015 and 2014, respectively. Dividends paid were 25 cents per share and 23 cents per share for the three months ended March 31, 2015 and 2014, respectively.

Index
The Company’s financial position remains strong. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2015.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2015.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2015.  For additional information about critical accounting policies, refer to pages 20 and 21 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2015.  For additional information about market risk, refer to page 21 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2015, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various claims and litigation arising in the normal course of business. The Company establishes reserves for claims and proceedings when it is probable that liabilities exist and reasonable estimates of loss can be made. While it is not possible to predict the outcome of these matters, based on our assessment of the facts and circumstances now known, we do not believe that these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the first quarter of 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

January 1 to 31, 2015	-	$-	-	4,860,759
February 1 to 28, 2015	367,821	62.15	367,821	4,492,938
March 1 to 31, 2015	583,398	65.07	583,398	3,909,540

Total	951,219	$63.95	951,219

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 5, 2015	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President, General Counsel & Secretary

Date:	May 5, 2015	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation		X

3.2	Sensient Technologies Corporation Amended and Restated By-Laws		X

31	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X