Form 10-Q
period 2015-06-30
SENSIENT TECHNOLOGIES CORP
filed 2015-08-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, par value $0.10 per share	45,829,475

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$346,009	$373,373	$692,235	$740,498

Cost of products sold	227,854	243,965	456,647	486,594

Selling and administrative expenses	73,088	79,664	144,075	195,574

Operating income	45,067	49,744	91,513	58,330

Interest expense	4,106	3,718	8,021	7,849

Earnings before income taxes	40,961	46,026	83,492	50,481

Income taxes	11,419	15,879	23,215	17,703

Earnings from continuing operations	29,542	30,147	60,277	32,778

Loss from discontinued operations, net of tax	(92)	(1,086)	(301)	(5,792)

Net earnings	$29,450	$29,061	$59,976	$26,986

Weighted average number of shares outstanding:
Basic	46,168	48,665	46,670	49,256

Diluted	46,470	48,953	46,984	49,512

Earnings per common share:
Basic:
Continuing operations	$0.64	$0.62	$1.29	$0.67
Discontinued operations	-	(0.02)	(0.01)	(0.12)
Earnings per common share	$0.64	$0.60	$1.29	$0.55

Diluted:
Continuing operations	$0.64	$0.62	$1.28	$0.66
Discontinued operations	-	(0.02)	(0.01)	(0.12)
Earnings per common share	$0.63	$0.59	$1.28	$0.55

Dividends declared per common share	$0.25	$-	$0.50	$0.48

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Comprehensive Income	$48,758	$34,130	$17,845	$32,210

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,785	$20,329
Trade accounts receivable, net	248,110	228,907
Inventories	428,444	449,409
Prepaid expenses and other current assets	38,425	37,713
Deferred income taxes	21,977	21,735
Assets held for sale	2,057	1,296

TOTAL CURRENT ASSETS	760,798	759,389

OTHER ASSETS	72,097	77,376

INTANGIBLE ASSETS, NET	10,416	8,760

GOODWILL	413,503	424,114

PROPERTY, PLANT AND EQUIPMENT:
Land	37,808	42,868
Buildings	283,807	295,381
Machinery and equipment	711,337	723,631
Construction in progress	57,557	54,579
	1,090,509	1,116,459
Less accumulated depreciation	(613,693)	(620,892)
	476,816	495,567

TOTAL ASSETS	$1,733,630	$1,765,206

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$106,960	$99,033
Accrued salaries, wages and withholdings from employees	24,913	30,010
Other accrued expenses	71,012	76,383
Income taxes	3,847	3,591
Short-term borrowings	24,073	15,888

TOTAL CURRENT LIABILITIES	230,805	224,905

OTHER LIABILITIES	11,620	17,372

ACCRUED EMPLOYEE AND RETIREE BENEFITS	25,498	24,983

LONG‑TERM DEBT	549,475	451,011

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	111,204	110,969
Earnings reinvested in the business	1,280,003	1,243,627
Treasury stock, at cost	(353,112)	(227,929)
Accumulated other comprehensive loss	(127,259)	(85,128)

TOTAL SHAREHOLDERS’ EQUITY	916,232	1,046,935

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,733,630	$1,765,206

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$59,976	$26,986
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	24,258	26,395
Share-based compensation	711	2,849
Loss on assets	6,168	48,260
Deferred income taxes	3,032	(6,590)
Changes in operating assets and liabilities	(17,268)	(28,461)

Net cash provided by operating activities	76,877	69,439

Cash flows from investing activities:
Acquisition of property, plant and equipment	(36,970)	(29,752)
Proceeds from sale of assets	12,627	930
Acquisition of new business	(8,393)	-
Other investing activity	(101)	(620)

Net cash used in investing activities	(32,837)	(29,442)

Cash flows from financing activities:
Proceeds from additional borrowings	130,240	174,741
Debt payments	(20,097)	(73,478)
Purchase of treasury stock	(123,094)	(108,753)
Dividends paid	(23,600)	(23,809)
Proceeds from options exercised and other equity transactions	554	396

Net cash used in financing activities	(35,997)	(30,903)

Effect of exchange rate changes on cash and cash equivalents	(6,587)	(502)

Net increase in cash and cash equivalents	1,456	8,592
Cash and cash equivalents at beginning of period	20,329	19,836

Cash and cash equivalents at end of period	$21,785	$28,428

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2015, and December 31, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On July 9, 2015, the Financial Accounting Standards Board (“FASB”) affirmed its proposed one-year deferral of the effective date for Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017.  The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the expected impact of this standard.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2014, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Acquisitions

On June 29, 2015, the Company completed the acquisition of the net assets and business of Xennia Technology Ltd. (“Xennia”). The Company paid $8.4 million of cash for this acquisition. Xennia is a European manufacturer of specialty inks used in digital printing. Xennia’s operations are included in the Color segment.

The assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $6 million. The excess was allocated to intangible assets, principally technological know-how, and goodwill. The Company recorded $0.9 million of acquisition related costs.

3.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2015, and December 31, 2014, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.5 million and $0.1 million as of June 30, 2015 and December 31, 2014, respectively.  The fair value of the investments based on June 30, 2015, and December 31, 2014, market quotes (Level 1 inputs) was an asset of $2.7 million and $1.9 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

Index
The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of June 30, 2015. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2015, was $549.5 million. The fair value of the long-term debt at June 30, 2015, was $562.6 million.

4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended June 30, 2015:
Revenue from external customers	$198,077	$114,078	$33,854	$346,009
Intersegment revenue	6,555	5,271	53	11,879
Total revenue	$204,632	$119,349	$33,907	$357,888

Operating income (loss)	$32,526	$24,808	$(12,267)	$45,067
Interest expense	-	-	4,106	4,106
Earnings (loss) before income taxes	$32,526	$24,808	$(16,373)	$40,961

Three months ended June 30, 2014:
Revenue from external customers	$211,266	$126,833	$35,274	$373,373
Intersegment revenue	6,224	5,401	111	11,736
Total revenue	$217,490	$132,234	$35,385	$385,109

Operating income (loss)	$34,144	$30,726	$(15,126)	$49,744
Interest expense	-	-	3,718	3,718
Earnings (loss) before income taxes	$34,144	$30,726	$(18,844)	$46,026

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Six months ended June 30, 2015:
Revenue from external customers	$397,177	$229,615	$65,443	$692,235
Intersegment revenue	13,433	10,249	85	23,767
Total revenue	$410,610	$239,864	$65,528	$716,002

Operating income (loss)	$62,985	$50,947	$(22,419)	$91,513
Interest expense	-	-	8,021	8,021
Earnings (loss) before income taxes	$62,985	$50,947	$(30,440)	$83,492

Six months ended June 30, 2014:
Revenue from external customers	$418,128	$254,855	$67,515	$740,498
Intersegment revenue	13,695	10,370	111	24,176
Total revenue	$431,823	$265,225	$67,626	$764,674

Operating income (loss)	$64,388	$60,500	$(66,558)	$58,330
Interest expense	-	-	7,849	7,849
Earnings (loss) before income taxes	$64,388	$60,500	$(74,407)	$50,481

Beginning in the first quarter of 2015, the results of operations for the Company’s businesses in Central and South America, previously reported in the Corporate & Other segment, are now reported in the Flavors & Fragrances segment. Results for 2014 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2015 and 2014 restructuring, acquisition, and other costs related to continuing operations are reported in the Corporate & Other segment.

Index
5.	Inventories

At June 30, 2015, and December 31, 2014, inventories included finished and in-process products totaling $306.2 million and $308.7 million, respectively, and raw materials and supplies of $122.2 million and $140.7 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Service cost	$661	$635	$1,323	$1,267
Interest cost	473	603	945	1,202
Expected return on plan assets	(324)	(480)	(646)	(954)
Amortization of prior service cost	-	43	-	86
Amortization of actuarial loss (gain)	74	(157)	147	(317)
Curtailment gain	-	(115)	-	(115)

Total defined benefit expense	$884	$529	$1,769	$1,169

7.	Shareholders’ Equity

The Company repurchased 1.0 million and 1.9 million shares of its common stock for an aggregate cost of $66.3 million and $127.2 million during the three and six months ended June 30, 2015, respectively, and 1.8 million and 2.0 million shares of its common stock for an aggregate price of $97.8 million and $108.8 million during the three and six months ended June 30, 2014, respectively. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective quarter.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $28.4 million and $17.8 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2015, and December 31, 2014, respectively. Due to the short-term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rates are recorded in foreign currency translation in other comprehensive income (“OCI”). As of June 30, 2015, and December 31, 2014, the total value of the Company’s Euro and Swiss Franc debt was $93.5 million and $97.3 million, respectively.  For the three and six months ended June 30, 2015, the impact of foreign exchange rates on these debt instruments increased debt by $3.5 million and decreased debt by $3.8 million, respectively, and has been recorded as foreign currency translation in OCI.

Index
9.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended June 30, 2015 and 2014, were 27.9% and 34.5%, respectively. For the six-month periods ended June 30, 2015 and 2014, the effective income tax rates for continuing operations were 27.8% and 35.1%, respectively. The rates in both periods were impacted by the respective restructuring costs which were more significant in 2014. In addition, the 2015 rate was lower due to the mix of foreign earnings.  Both the 2015 and 2014 rates were also impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items and audit settlements.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated Other Comprehensive Income (OCI) during the three- and six-month periods ended June 30, 2015:

Three Months Ended June 30, 2015

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total

Balance as of March 31, 2015	$395	$(5,121)	$(141,841)	$(146,567)

Other comprehensive (loss) income before reclassifications	(677)	-	19,924	19,247

Amounts reclassified from OCI	11	50	-	61

Balance as of June 30, 2015	$(271)	$(5,071)	$(121,917)	$(127,259)

Six Months Ended June 30, 2015

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total

Balance as of December 31, 2014	$324	$(5,170)	$(80,282)	$(85,128)

Other comprehensive loss before reclassifications	(783)	-	(41,635)	(42,418)

Amounts reclassified from OCI	188	99	-	287

Balance as of June 30, 2015	$(271)	$(5,071)	$(121,917)	$(127,259)

(a)	Cash Flow Hedges and Pension Items are net of tax.

11.	Restructuring

The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in more detail in Note 12, Discontinued Operations.

Index
In March of 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. The Company also discontinued one of the businesses in the Color Group because it did not fit with the Company’s long term strategic plan and it had generated losses for several years.  Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations for these assets. The fair values of the remaining long-lived assets are estimated to be approximately $22.0 million. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. In addition, certain intangible assets and inventory were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company will reduce headcount by approximately 377 positions at impacted facilities, primarily in the Flavors & Fragrances Group, related to direct and indirect labor at manufacturing sites. As of June 30, 2015, approximately 180 positions have been eliminated as a result of this Plan. For the three and six months ended June 30, 2015, the Company recorded total restructuring costs of $9.7 million and $16.9 million, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors.  Since initiating the 2014 Restructuring Plan, the Company has incurred $115.4 million of restructuring costs through June 30, 2015. During the current quarter, the Company identified an additional opportunity to consolidate certain manufacturing operations at one of the Color Group’s facilities in Europe.  Including the costs related to this facility, the Company expects to incur approximately $16 million of additional restructuring costs by the end of 2015 and approximately $9 million of additional restructuring costs by the end of 2016. For the three and six months ended June 30, 2014, the Company recorded restructuring and other costs of $13.0 million and $65.7 million, respectively.  Included within the restructuring and other costs, the Company incurred $2.2 million and $3.1 million, respectively, related to the 2014 proxy contest during the three and six months ended June 30, 2014.

The closure of these operations will significantly lower the Company’s operating costs, which will be realized over the next few years. The full benefit of the restructuring will be achieved after 2016. For the three and six months ended June 30, 2015, the Company achieved approximately $1.6 million and $3.1 million of savings in continuing operations, respectively, related to the 2014 Restructuring Plan. Upon implementing the Plan, the Company estimated the cost reductions to be approximately $30 million, but the actual cost reductions could vary based upon changes in exchange rates and other assumptions.  The Company achieved cost savings of approximately $3 million in 2014.  Based on current exchange rates, the annual cost savings are estimated to be approximately $7 million in 2015, for total cost savings of $9 to $10 million through the end of 2015.  Furthermore, the Company expects to realize incremental savings of approximately $6 million in 2016 and an additional $8 to $9 million in 2017.  In cases where the estimated cost savings have been reduced because of changes in foreign currency exchange rates, the Company has implemented price increases to reduce the impact of foreign currency movements.

The Company evaluates performance based on operating income of each segment before restructuring costs. The restructuring and other costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring and other costs by segment and discontinued operations for the three and six months ended June 30, 2015 and 2014:

Index
	Three Months Ended June 30,
(In thousands)	2015	2014
Flavors & Fragrances	$7,191	$9,068
Color	1,422	-
Corporate & Other	1,009	2,500

Total Continuing Operations	9,622	11,568

Discontinued Operations	85	1,411

Total Restructuring	$9,707	$12,979

	Six Months Ended June 30,
(In thousands)	2015	2014
Flavors & Fragrances	$13,020	$54,051
Color	1,583	-
Corporate & Other	2,134	3,704

Total Continuing Operations	16,737	57,755

Discontinued Operations	114	7,946

Total Restructuring	$16,851	$65,701

The Company recorded restructuring costs in continuing operations for the three and six months ended June 30, 2015, as follows:

Three Months Ended June 30, 2015

(In thousands)	Selling & Administrative	Cost of Products Sold	Total

Employee separation	$1,796	$-	$1,796
Long-lived asset impairment	3,665	-	3,665
Write-down of inventory	-	140	140
Other costs(1)	4,021	-	4,021

Total	$9,482	$140	$9,622

Six Months Ended June 30, 2015

(In thousands)	Selling & Administrative	Cost of Products Sold	Total

Employee separation	$3,704	$-	$3,704
Long-lived asset impairment	7,480	-	7,480
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	281	281
Other costs(1)	6,573	-	6,573

Total	$16,456	$281	$16,737

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

Index
The Company recorded restructuring and other costs in continuing operations for the three and six months ended June 30, 2014, as follows:

Three Months Ended June 30, 2014

(In thousands)	Selling & Administrative	Cost of Products Sold	Total

Employee separation	$1,024	$-	$1,024
Long-lived asset impairment	8,033	-	8,033
Other costs(1)	2,511	-	2,511

Total	$11,568	$-	$11,568

Six Months Ended June 30, 2014

(In thousands)	Selling & Administrative	Cost of Products Sold	Total

Employee separation	$12,291	$-	$12,291
Long-lived asset impairment	42,263	-	42,263
Gain on asset sales	(602)	-	(602)
Other costs(1)	3,803	-	3,803

Total	$57,755	$-	$57,755

(1)	Other costs include decommissioning, professional services, personnel moving costs, other related costs and 2014 proxy contest costs.

The following table summarizes the accrual activity for the restructuring liabilities for the six months ended June 30, 2015:

(In thousands)	Employee Separations	Other Costs	Total
Balance as of December 31, 2014	$14,909	$897	$15,806
Expense activity	3,313	7,130	10,443
Cash spent	(4,977)	(7,344)	(12,321)
Translation adjustment	(967)	-	(967)
Balance as of June 30, 2015	$12,278	$683	$12,961

12.	Discontinued Operations

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

Index
The following table summarizes the discontinued operation’s results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2015	2014	2015	2014

Revenue	$-	$1,293	$187	$2,299
Loss from discontinued operations before income taxes	(134)	(1,535)	(428)	(8,542)
Income tax benefit	42	449	127	2,750
Loss from discontinued operations, net of tax	$(92)	$(1,086)	$(301)	$(5,792)

Pre-tax restructuring costs are included in the loss before income taxes from discontinued operations. For the three and six months ended June 30, 2015, the restructuring costs were $0.1 million in both periods and for the three and six months ended June 30, 2014, these costs were $1.4 million and $7.9 million, respectively.  See Note 11, Restructuring, for additional information.

13.	Commitments and Contingencies

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

Revenue
Revenue was $346.0 million and $373.4 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of 7.3%. Revenue for the first six months of 2015 was $692.2 million compared to $740.5 million in the first six months of 2014, a decrease of 6.5%. The impact of foreign exchange rates decreased consolidated revenue by approximately 8.1% and 7.7% for the three and six months ended June 30, 2015, respectively.

Gross Profit
The gross profit margin decreased 60 basis points to 34.1% for the three months ended June 30, 2015, from 34.7% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the gross profit margin decreased 30 basis points to 34.0% from 34.3% in the comparable period of 2014. Included in the cost of products sold are $0.1 million and $0.3 million of restructuring costs for the three and six months ended June 30, 2015, respectively. The decrease in the gross profit margin in both periods is primarily due to the lower volumes in the specialty inks business. Before the restructuring costs, gross margin decreased 50 basis points and 20 basis points for the three and six months ended June 30, 2015, respectively, from the comparable periods of 2014. The decrease in both periods is primarily due to the lower volumes in the specialty inks business.

Selling and Administrative Expenses
Selling and administrative expenses as a percent of revenue decreased 20 basis points to 21.1% for the three months ended June 30, 2015, from 21.3% for the three months ended June 30, 2014. Restructuring and other costs of $10.4 million and $11.6 million were included in selling and administrative expenses for the three months ended June 30, 2015 and 2014, respectively. The decrease is primarily due to the decrease in restructuring and other expense in the current year. Before the restructuring and other costs, selling and administrative expenses decreased 10 basis points in the current quarter from the comparable quarter of 2014. For the six months ended June 30, 2015, selling and administrative expenses as a percent of revenue decreased 560 basis points to 20.8% from 26.4% for the six months ended June 30, 2014. Restructuring and other costs of $17.3 million and $57.8 million were included in selling and administrative expenses for the six months ended June 30, 2015 and 2014, respectively. The decrease in selling and administrative expense as a percent of revenue is primarily due to the decrease in restructuring and other expense partially offset by savings associated with the restructuring plan.  Excluding restructuring costs, selling and administrative expenses as a percent of revenue decreased 30 basis points to 18.3% for the six months ended June 30, 2015, primarily due to the savings associated with the restructuring plan.

Operating Income
Operating income was $45.1 million and $49.7 million for the three months ended June 30, 2015 and 2014, respectively. Operating margins decreased 30 basis points to 13.0% for the three months ended June 30, 2015, from 13.3% for the comparable period of 2014. Before the restructuring costs in both years, operating income for the current quarter decreased 9.4% to $55.5 million. The impact of foreign exchange rates decreased operating income in the current quarter by 7.3%. Before the impact of the restructuring costs, operating margins were 16.1% and 16.4%, for the three months ended June 30, 2015 and 2014, respectively. Operating income was $91.5 million and $58.3 million for the six months ended June 30, 2015 and 2014, respectively. Operating margins increased 530 basis points to 13.2% for the six months ended June 30, 2015, from 7.9% for the comparable period of 2014. Before the restructuring costs in both years, operating income decreased 6.0% to $109.1 million for the six months ended June 30, 2015, from $116.1 million in the comparable period of 2014. The impact of foreign exchange rates decreased operating income by 7.0%. Before the restructuring costs in both years, operating margin increased 10 basis points to 15.8% for the six months ended June 30, 2015, from the comparable period in 2014.

Index
Interest Expense
Interest expense was $4.1 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively. Interest expense was $8.0 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in the expense in both the three and six-month periods is primarily due to the increase in the average debt outstanding which is partially offset by the lower average interest rates.

Income Taxes
The effective income tax rates were 27.9% and 34.5% for the three months ended June 30, 2015 and 2014, respectively. Before the restructuring costs, the effective tax rates were 27.6% and 30.8% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rates in both 2015 and 2014 were reduced by changes in estimates associated with the finalization of prior year tax items and audit settlements. For the six months ended June 30, 2015 and 2014, the effective income tax rates were 27.8% and 35.1%, respectively. Before the restructuring costs in both years, the effective tax rates were 27.3% and 30.2%, respectively.

Acquisition
During the three months ended June 30, 2015, the Company completed the acquisition of the business and net assets of Xennia Technology Ltd. (“Xennia”) for $8.4 million. The Xennia business will be integrated with the specialty inks business in the Color segment. The Company acquired goodwill and intangibles of approximately $6.0 million and incurred acquisition related costs of $0.9 million. The acquisition related costs are included in the restructuring and other costs for the three and six months ended June 30, 2015, in the table that reconciles the GAAP and non-GAAP that follows on page 15.

Restructuring and Other Costs
In March of 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. The Company also discontinued one of the businesses in the Color Group because it did not fit with the Company’s long term strategic plan and it had generated losses for several years.  Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations for these assets. The fair values of the remaining long-lived assets are estimated to be approximately $22.0 million. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. Since initiating the Plan, the Company has recorded long-lived asset impairments of $77.7 million, including the impairment charges and the accelerated depreciation. In addition, certain intangible assets and inventory were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company will reduce headcount by approximately 377 positions at impacted facilities, primarily in the Flavors & Fragrances Group, related to direct and indirect labor at manufacturing sites. As of June 30, 2015, approximately 180 positions have been eliminated as a result of this Plan. For the three and six months ended June 30, 2015, the Company recorded total restructuring costs of $9.7 million and $16.9 million, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors.  Since initiating the 2014 Restructuring Plan, the Company has incurred $115.4 million of restructuring costs through June 30, 2015. During the current quarter, the Company identified an additional opportunity to consolidate certain manufacturing operations at one of the Color Group’s facilities in Europe.  Including the costs related to this facility, the Company expects to incur approximately $16 million of additional restructuring costs by the end of December 2015 and approximately $9 million of additional restructuring costs by the end of 2016.

The closure of these operations will significantly lower the Company’s operating costs, which will be realized over the next few years. The full benefit of the restructuring will be achieved after 2016. For the three and six months ended June 30, 2015, the Company achieved approximately $1.6 million and $3.1 million of savings in continuing operations, respectively, related to the 2014 Restructuring Plan. Upon implementing the Plan, the Company estimated the cost reductions to be approximately $30 million, but the actual cost reductions could vary based upon changes in exchange rates and other assumptions.  The Company achieved cost savings of approximately $3 million in 2014.  Based on current exchange rates, the annual cost savings are estimated to be approximately $7 million in 2015, for total cost savings of $9 to $10 million through the end of 2015.  Furthermore, the Company expects to realize incremental savings of approximately $6 million in 2016 and an additional $8 to $9 million in 2017.  In cases where the estimated cost savings have been reduced because of changes in foreign currency exchange rates, the Company has implemented price increases to reduce the impact of foreign currency movements.

Index
In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business within the Color segment. Production ceased in 2014 and the business met the criteria for discontinued operations. The pre-tax loss from discontinued operations, which includes restructuring costs, was $0.1 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively.

The Company also incurred costs during 2014 related to the 2014 proxy contest, which were included in restructuring and other costs in 2014.  The Company incurred $2.2 million and $3.1 million of proxy related costs for the three and six months ended June 30, 2014.

The table below reconciles certain reported results for the three and six months ended June 30, 2015 and 2014, to those results before the impact of the restructuring and other costs, which are non-GAAP financial measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Operating income from continuing operations (GAAP)	$45,067	$49,744	-9.4%	$91,513	$58,330	56.9%

Restructuring - Cost of products sold	140	-		281	-
Restructuring & other - Selling and administrative	10,337	11,568		17,311	57,755

Adjusted operating income	$55,544	$61,312	-9.4%	$109,105	$116,085	-6.0%

Net earnings from continuing operations (GAAP)	$29,542	$30,147	-2.0%	$60,277	$32,778	83.9%

Restructuring & other, before tax	10,477	11,568		17,592	57,755
Tax impact of restructuring & other	(2,766)	(1,848)		(4,363)	(14,960)

Adjusted net earnings	$37,253	$39,867	-6.6%	$73,506	$75,573	-2.7%

Diluted EPS from continuing operations (GAAP)	$0.64	$0.62	3.2%	$1.28	$0.66	93.9%

Restructuring & other, net of tax	0.17	0.20		0.28	0.86

Adjusted diluted EPS	$0.80	$0.81	-1.2%	$1.56	$1.53	2.0%

The Company has included non-GAAP financial measures, to remove the costs related to the restructuring and other activities and provide investors with a view of operating performance excluding the restructuring and other costs. These non-GAAP financial measures are utilized by management in comparing the Company’s operating performance on a consistent basis. The Company believes that these financial measures are appropriate to enhance an overall understanding of the Company’s underlying operating performance trends compared to historical and prospective periods. The Company also believes that these measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs.

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

Flavors & Fragrances
Revenue for the Flavors & Fragrances segment was $204.6 million and $217.5 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of 5.9%. Foreign exchange rates reduced revenue 7.6% during the three months ended June 30, 2015. Revenue was lower in North America ($0.1 million), Latin America ($1.3 million) and Europe ($11.5 million). The lower revenue in North America was primarily due to unfavorable exchange rates ($2.1 million) and lower volumes ($1.1 million) partially offset by higher selling prices ($3.2 million). The lower revenue in Latin America was primarily due to unfavorable exchange rates ($1.5 million). The lower revenue in Europe was primarily due to unfavorable exchange rates ($12.8 million) partially offset by higher selling prices ($1.7 million).

Index
Flavors & Fragrances segment operating income was $32.5 million and $34.1 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of 4.7%. Foreign exchange rates reduced operating income 3.7% for the three months ended June 30, 2015. The lower operating income was primarily due to lower operating income in North America ($0.6 million) and Europe ($0.7 million). The lower profit in both North America and Europe was primarily due to unfavorable exchange rates. Operating income as a percent of revenue for the Flavors & Fragrances segment was 15.9%, an increase of 20 basis points from the prior year’s comparable quarter.

Revenue for the Flavors & Fragrances segment was $410.6 million and $431.8 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of 4.9%. Foreign exchange rates reduced revenue 7.3% for the six months ended June 30, 2015. Higher revenue in North America ($2.5 million) was offset by lower revenue in Europe ($22.3 million) and Latin America ($1.3 million). The higher revenue in North America was primarily due to higher selling prices ($6.1 million) partially offset by unfavorable exchange rates ($4.5 million). The lower revenue in Latin America was due to unfavorable exchange rates ($2.6 million) partially offset by higher selling prices ($1.3 million). The lower revenue in Europe was due to unfavorable exchange rates ($24.5 million) and lower volumes ($1.4 million) partially offset by higher selling prices ($3.6 million).

Operating income for the Flavors & Fragrances segment was $63.0 million and $64.4 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of 2.2%. Foreign exchange rates reduced operating income 3.4% for the six months ended June 30, 2015. Operating income was lower in Europe ($1.1 million). The lower profit in Europe was primarily due to unfavorable exchange rates ($0.7 million). Operating income as a percent of revenue for the Flavors & Fragrances segment was 15.3%, an increase of 40 basis points from the prior year’s comparable period.

Color
Revenue for the Color segment was $119.3 million and $132.2 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of 9.7%. Foreign exchange rates decreased revenue by 9.6% during the three months ended June 30, 2015. The lower revenue was primarily due to lower revenue for non-food colors ($9.8 million) and food and beverage colors ($3.0 million). The lower sales of non-food colors were primarily due to unfavorable exchange rates ($5.1 million) and lower volumes of specialty inks ($5.1 million). The lower sales of food and beverage colors were primarily due to unfavorable exchange rates ($7.6 million) partially offset by higher selling prices ($3.2 million) and volumes ($1.4 million).

Operating income for the Color segment was $24.8 million and $30.7 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of 19.3%. Foreign exchange rates reduced operating income by 10.0% for the three months ended June 30, 2015. The lower profit was primarily due to non-food colors ($6.1 million) partially offset by higher profit for food and beverage colors ($0.2 million). The lower profit for non-food colors was primarily due to lower specialty ink volumes ($3.1 million) and unfavorable exchange rates ($1.5 million). The higher profit on sales of food and beverage colors was primarily due to higher selling prices ($3.2 million), volumes ($0.6 million) and lower costs ($0.8 million) partially offset by unfavorable exchange rates ($1.6 million) and higher raw material costs ($2.8 million). Operating income as a percent of revenue for the Color segment was 20.8% in the current quarter and 23.2% in the prior year’s comparable quarter.

Revenue for the Color segment was $239.9 million and $265.2 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of 9.6%. Foreign exchange rates reduced revenue by 9.1% for the six months ended June 30, 2015. The lower revenue was due to lower revenue for non-food colors ($19.2 million) and food and beverage colors ($6.2 million). The lower revenue for non-food colors was primarily due to lower specialty inks volumes ($7.3 million) and unfavorable exchange rates ($9.9 million). The lower sales of food and beverage colors were primarily due to unfavorable exchange rates ($14.2 million) partially offset by higher selling prices ($6.9 million).

Operating income for the Color segment was $50.9 million and $60.5 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of 15.8%. Foreign exchange rates reduced operating income by 9.5% for the six months ended June 30, 2015. The lower operating income was due to non-food colors ($8.9 million) and food and beverage colors ($0.7 million).  The lower profit for non-food colors was primarily due to the lower specialty inks volumes ($4.6 million) and unfavorable exchange rates ($2.7 million). The lower profit for food and beverage colors was primarily due to unfavorable exchange rates ($3.0 million) and higher raw material costs ($5.2 million) partially offset by higher selling prices ($6.9 million). Operating income as a percent of revenue for the Color segment was 21.2% and 22.8% for the six months ended June 30, 2015 and 2014, respectively.

Index
Corporate & Other
Revenue for the Corporate & Other segment was $33.9 million and $35.4 million, a decrease of 4.2%, for the three months ended June 30, 2015 and 2014, respectively. Foreign exchange rates reduced revenue by 5.1% for the three months ended June 30, 2015. The lower revenue was primarily due to unfavorable exchange rates ($1.8 million) which was partially offset by higher selling prices in Asia Pacific.

The Corporate & Other segment reported operating losses of $12.3 million and $15.1 million for the three months ended June 30, 2015 and 2014, respectively. The results included $10.5 million and $11.6 million of restructuring and other costs for the three months ended June 30, 2015 and 2014, respectively. The loss in Corporate & Other was lower primarily due to lower corporate expenses and restructuring and other costs. All restructuring and other charges related to continuing operations for the Company are included in the Corporate & Other segment.

Revenue for the Corporate & Other segment was $65.5 million and $67.6 million, a decrease of 3.1%, for the six months ended June 30, 2015 and 2014, respectively. Foreign exchange rates reduced revenue by 4.4% for the six months ended June 30, 2015. The lower reported revenue was primarily due to unfavorable exchange rates ($3.0 million) partially offset by higher selling prices and volumes in Asia Pacific.

The Corporate & Other segment reported operating losses of $22.4 million and $66.6 million for the six months ended June 30, 2015 and 2014, respectively. The results include $17.6 million and $57.8 million of restructuring and other costs for the six months ended June 30, 2015 and 2014, respectively. The loss in Corporate & Other was lower primarily due to lower restructuring and other costs, lower Corporate expenses and higher profit in Asia Pacific.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows from Operating Activities
Net cash provided by operating activities was $76.9 million and $69.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by operating activities is primarily due to reductions of working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $32.8 million and $29.4 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures were $37.0 million and $29.8 million for the six months ended June 30, 2015 and 2014, respectively. During the current quarter, the Company completed the acquisition of Xennia for $8.4 million. In the first quarter of this year, two facilities were sold as a result of the Company’s 2014 Restructuring Plan for combined net proceeds of $12.6 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $36.0 million and $30.9 million for the six months ended June 30, 2015 and 2014, respectively. The Company increased its net debt in the first six months of 2015 by $110.1 million, primarily to fund the repurchase of Company stock. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $23.6 million and $23.8 million were paid during the six months ended June 30, 2015 and 2014, respectively. Dividends paid were 50 cents per share and 48 cents per share for the six months ended June 30, 2015 and 2014, respectively. Subsequent to June 30, 2015, the Company announced that its quarterly dividend would increase to 27 cents per share, starting with its dividend payable September 1, 2015.

Financial Condition
The Company’s financial position remains strong. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

Index
CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2015.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2015.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2015.  For additional information about critical accounting policies, refer to pages 20 and 21 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2015.  For additional information about market risk, refer to page 21 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2015, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

April 1 to 30, 2015	80,000	$66.89	80,000	3,829,540
May 1 to 31, 2015	448,700	66.68	448,700	3,380,840
June 1 to 30, 2015	453,411	68.54	453,411	2,927,429

Total	982,111	$67.56	982,111

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date: August 7, 2015	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President,
General Counsel & Secretary

Date: August 7, 2015	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President &
Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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