Form 10-Q
period 2015-09-30
SENSIENT TECHNOLOGIES CORP
filed 2015-11-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:  1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, par value $0.10 per share	45,221,215

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Revenue	$344,533	$364,504	$1,036,768	$1,105,002

Cost of products sold	231,761	243,003	688,408	729,597

Selling and administrative expenses	69,552	85,407	213,627	280,981

Operating income	43,220	36,094	134,733	94,424

Interest expense	4,295	4,016	12,316	11,866

Earnings before income taxes	38,925	32,078	122,417	82,558

Income taxes	11,287	9,414	34,502	27,116

Earnings from continuing operations	27,638	22,664	87,915	55,442

Loss from discontinued operations, net of tax	(47)	(1,359)	(348)	(7,151)

Net earnings	$27,591	$21,305	$87,567	$48,291

Weighted average number of shares outstanding:
Basic	45,392	47,902	46,239	48,799

Diluted	45,675	48,230	46,543	49,080

Earnings per common share:

Basic:
Continuing operations	$0.61	$0.47	$1.90	$1.14
Discontinued operations	-	(0.03)	(0.01)	(0.15)
Earnings per common share	$0.61	$0.44	$1.89	$0.99

Diluted:
Continuing operations	$0.61	$0.47	$1.89	$1.13
Discontinued operations	-	(0.03)	(0.01)	(0.15)
Earnings per common share	$0.60	$0.44	$1.88	$0.98

Dividends declared per common share	$0.27	$0.25	$0.77	$0.73

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Comprehensive Income (Loss)	$7,077	$(35,509)	$24,922	$(3,299)

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2015 (Unaudited)	December 31, 2014

CURRENT ASSETS:
Cash and cash equivalents	$24,180	$20,329
Trade accounts receivable, net	246,166	228,907
Inventories	442,352	449,409
Prepaid expenses and other current assets	41,710	37,713
Deferred income taxes	22,171	21,735
Assets held for sale	1,963	1,296

TOTAL CURRENT ASSETS	778,542	759,389

OTHER ASSETS	71,148	77,376

INTANGIBLE ASSETS, NET	9,479	8,760

GOODWILL	408,540	424,114

PROPERTY, PLANT AND EQUIPMENT:
Land	37,388	42,868
Buildings	281,379	295,381
Machinery and equipment	711,340	723,631
Construction in progress	67,117	54,579
	1,097,224	1,116,459
Less accumulated depreciation	(621,284)	(620,892)
	475,940	495,567

TOTAL ASSETS	$1,743,649	$1,765,206

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$110,077	$99,033
Accrued salaries, wages and withholdings from employees	25,524	30,010
Other accrued expenses	68,617	76,383
Income taxes	1,738	3,591
Short-term borrowings	24,945	15,888

TOTAL CURRENT LIABILITIES	230,901	224,905

OTHER LIABILITIES	11,305	17,372

ACCRUED EMPLOYEE AND RETIREE BENEFITS	24,684	24,983

LONG‑TERM DEBT	604,629	451,011

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	110,507	110,969
Earnings reinvested in the business	1,295,293	1,243,627
Treasury stock, at cost	(391,293)	(227,929)
Accumulated other comprehensive loss	(147,773)	(85,128)

TOTAL SHAREHOLDERS’ EQUITY	872,130	1,046,935

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,743,649	$1,765,206

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2015	2014

Cash flows from operating activities:
Net earnings	$87,567	$48,291
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	36,374	39,461
Share-based compensation	14	4,035
Loss on assets	8,725	66,553
Deferred income taxes	4,466	(8,562)
Changes in operating assets and liabilities	(43,672)	(22,669)

Net cash provided by operating activities	93,474	127,109

Cash flows from investing activities:
Acquisition of property, plant and equipment	(55,508)	(46,726)
Proceeds from sale of assets	12,826	926
Acquisition of new business	(8,393)	-
Other investing activity	(168)	(685)

Net cash used in investing activities	(51,243)	(46,485)

Cash flows from financing activities:
Proceeds from additional borrowings	198,857	191,060
Debt payments	(31,850)	(115,636)
Purchase of treasury stock	(160,990)	(108,753)
Dividends paid	(35,901)	(35,861)
Proceeds from options exercised and other equity transactions	554	576

Net cash used in financing activities	(29,330)	(68,614)

Effect of exchange rate changes on cash and cash equivalents	(9,050)	(6,057)

Net increase in cash and cash equivalents	3,851	5,953
Cash and cash equivalents at beginning of period	20,329	19,836

Cash and cash equivalents at end of period	$24,180	$25,789

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 30, 2015, and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On September 25, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The financial statements should contain the effect on earnings of changes in depreciation, amortization or other income effects calculated as if the accounting had been completed at the acquisition date.  This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  We are currently evaluating the expected impact of this standard.

On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  Under this guidance, inventory that is accounted for using first-in, first-out or average cost method shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under current guidance. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods.  We are currently evaluating the expected impact of this standard.

On July 9, 2015, the FASB affirmed its proposed one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017.  The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the expected impact of this standard.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability.  Also, on August 18, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement.  This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. We are currently evaluating the expected impact of this standard.

Refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2014, for additional details of the Company's financial condition and a description of the Company’s accounting policies, which have been continued without change.

Index
2.	Acquisitions

On June 29, 2015, the Company completed the acquisition of the net assets and business of Xennia Technology Ltd. (“Xennia”). The Company paid $8.4 million of cash for this acquisition. Xennia is a European manufacturer of specialty inks used in digital printing. Xennia’s operations are included in the Color segment.

The assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $6 million. The excess was allocated to intangible assets, principally technological know-how, trade name, and goodwill. The Company incurred an immaterial amount of costs related to the acquisition for the three months ended September 30, 2015 and incurred $0.9 million of acquisition related costs for the nine months ended September 30, 2015, which are recorded in the Corporate & Other segment.

3.	Fair Value

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2015, and December 31, 2014, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.5 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively.  The fair value of the investments based on September 30, 2015, and December 31, 2014, market quotes (Level 1 inputs) was an asset of $1.5 million and $1.9 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of September 30, 2015. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2015, was $604.6 million. The fair value of the long-term debt at September 30, 2015, was $617.0 million.

Index
4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Three months ended September 30, 2015:
Revenue from external customers	$201,049	$112,047	$31,437	$344,533
Intersegment revenue	6,324	4,399	34	10,757
Total revenue	$207,373	$116,446	$31,471	$355,290

Operating income (loss)	$31,369	$22,859	$(11,008)	$43,220
Interest expense	-	-	4,295	4,295
Earnings (loss) before income taxes	$31,369	$22,859	$(15,303)	$38,925

Three months ended September 30, 2014:
Revenue from external customers	$209,638	$122,140	$32,726	$364,504
Intersegment revenue	6,997	5,986	27	13,010
Total revenue	$216,635	$128,126	$32,753	$377,514

Operating income (loss)	$30,613	$28,799	$(23,318)	$36,094
Interest expense	-	-	4,016	4,016
Earnings (loss) before income taxes	$30,613	$28,799	$(27,334)	$32,078

(In thousands)	Flavors & Fragrances	Color	Corporate & Other	Consolidated
Nine months ended September 30, 2015:
Revenue from external customers	$598,226	$341,662	$96,880	$1,036,768
Intersegment revenue	19,757	14,648	119	34,524
Total revenue	$617,983	$356,310	$96,999	$1,071,292

Operating income (loss)	$94,354	$73,806	$(33,427)	$134,733
Interest expense	-	-	12,316	12,316
Earnings (loss) before income taxes	$94,354	$73,806	$(45,743)	$122,417

Nine months ended September 30, 2014:
Revenue from external customers	$627,766	$376,995	$100,241	$1,105,002
Intersegment revenue	20,692	16,356	138	37,186
Total revenue	$648,458	$393,351	$100,379	$1,142,188

Operating income (loss)	$95,001	$89,299	$(89,876)	$94,424
Interest expense	-	-	11,866	11,866
Earnings (loss) before income taxes	$95,001	$89,299	$(101,742)	$82,558

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

At September 30, 2015, and December 31, 2014, inventories included finished and in-process products totaling $313.8 million and $308.7 million, respectively, and raw materials and supplies of $128.5 million and $140.7 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Service cost	$654	$610	$1,977	$1,877
Interest cost	467	502	1,412	1,704
Expected return on plan assets	(321)	(478)	(967)	(1,432)
Amortization of prior service cost	-	43	-	129
Amortization of actuarial loss (gain)	72	(14)	219	(331)
Settlement expense	506	289	506	289
Curtailment gain	-	-	-	(115)

Total defined benefit expense	$1,378	$952	$3,147	$2,121

7.	Shareholders’ Equity

The Company repurchased 0.6 million and 2.5 million shares of its common stock for an aggregate cost of $38.2 million and $165.4 million during the three and nine months ended September 30, 2015, respectively, and 2.0 million shares of its common stock for an aggregate price of $108.8 million during the nine months ended September 30, 2014. The Company did not repurchase any shares during the three months ended September 30, 2014. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective quarter.

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

Forward exchange contracts – The forward exchange contracts that have been designated as hedges are accounted for as cash flow hedges. The Company had $22.9 million and $17.8 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2015, and December 31, 2014, respectively. Due to the short-term nature of these contracts, the results of these transactions are not material to the financial statements. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rates are recorded in foreign currency translation in other comprehensive income (“OCI”). As of September 30, 2015, and December 31, 2014, the total value of the Company’s Euro and Swiss Franc debt was $92.5 million and $97.3 million, respectively.  For the three and nine months ended September 30, 2015, the impact of foreign exchange rates on these debt instruments decreased debt by $1.0 million and decreased debt by $4.8 million, respectively, and has been recorded as foreign currency translation in OCI.

Index
9.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended September 30, 2015 and 2014, were 29.0% and 29.3%, respectively. For the nine-month periods ended September 30, 2015 and 2014, the effective income tax rates for continuing operations were 28.2% and 32.8%, respectively. The rates in both periods were impacted by the respective restructuring costs which were more significant in 2014. In addition, the 2015 rate was lower due to the mix of foreign earnings.  Both the 2015 and 2014 rates were also impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items and audit settlements.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in Accumulated Other Comprehensive Income (OCI) during the three- and nine-month periods ended September 30, 2015:

Three Months Ended September 30, 2015

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of June 30, 2015	$(271)	$(5,071)	$(121,917)	$(127,259)
Other comprehensive loss before reclassifications	(664)	-	(20,280)	(20,944)
Amounts reclassified from OCI	382	48	-	430
Balance as of September 30, 2015	$(553)	$(5,023)	$(142,197)	$(147,773)

Nine Months Ended September 30, 2015

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2014	$324	$(5,170)	$(80,282)	$(85,128)
Other comprehensive loss before reclassifications	(1,447)	-	(61,915)	(63,362)
Amounts reclassified from OCI	570	147	-	717
Balance as of September 30, 2015	$(553)	$(5,023)	$(142,197)	$(147,773)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index
11.	Restructuring

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

In March of 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. To date, closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also discontinued one of the businesses in the Color Group, located near Leipzig, Germany, because it did not fit with the Company’s long term strategic plan and it had generated losses for several years.  Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations for these assets. The fair values of the remaining long-lived assets are estimated to be approximately $22.0 million. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation, of $2.6 million and $18.2 million, during the three months ended September 30, 2015 and 2014, respectively, and $10.1 million and $66.1 million, during the nine months ended September 30, 2015 and 2014, respectively. Since initiating the Plan, the Company has recorded $80.3 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets and inventory were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company will reduce headcount by approximately 400 positions at impacted facilities, primarily in the Flavors & Fragrances Group, related to direct and indirect labor at manufacturing sites. As of September 30, 2015, approximately 185 positions have been eliminated as a result of this Plan.

For the three and nine months ended September 30, 2015, the Company recorded total restructuring costs of $10.9 million and $27.7 million, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. For the three and nine months ended September 30, 2014, the Company recorded restructuring costs of $23.1 million and $85.6 million, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $126.3 million of restructuring costs through September 30, 2015. Subsequent to September 30, 2015, the Company identified an additional opportunity to eliminate approximately 25 additional positions in the Flavors & Fragrances European business as a result of the 2014 Restructuring Plan.  Including these additional severance related costs, the Company expects to incur approximately $9 million of additional restructuring costs by the end of 2015 and approximately $7 million of additional restructuring costs by the end of 2016.

The closure of these operations will significantly lower the Company’s operating costs, which will be realized over the next few years. The full benefit of the restructuring will be achieved after 2016. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million when fully implemented, but the actual cost reductions will vary based upon changes in exchange rates and other assumptions. The Company achieved cost savings of approximately $3 million in 2014. For the three and nine months ended September 30, 2015, the Company achieved approximately $2.3 million and $5.4 million of incremental savings in continuing operations, respectively, related to the 2014 Restructuring Plan. Based on current exchange rates, the annual incremental cost savings are estimated to be approximately $8 million in full-year 2015.  Furthermore, the Company expects to realize incremental savings of approximately $6 million in 2016 and an additional $8 to $9 million in 2017. The current estimate for the annual cost reductions, when fully implemented, is approximately $25 million and in cases where the estimated cost savings have been reduced because of changes in foreign currency exchange rates, the Company has implemented price increases to reduce the impact of foreign currency movements.

Index
The Company evaluates performance based on operating income of each segment before restructuring costs. All restructuring costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring by segment and discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Flavors & Fragrances	$10,035	$20,064
Color	245	-
Corporate & Other	672	922
Total Continuing Operations	10,952	20,986
Discontinued Operations	(71)	2,071
Total Restructuring	$10,881	$23,057

	Nine Months Ended September 30,
(In thousands)	2015	2014
Flavors & Fragrances	$23,055	$74,115
Color	1,828	-
Corporate & Other	2,806	1,508
Total Continuing Operations	27,689	75,623
Discontinued Operations	43	10,017
Total Restructuring	$27,732	$85,640

The Company recorded restructuring costs in continuing operations for the three and nine months ended September 30, 2015, as follows:

Three Months Ended September 30, 2015

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$745	$-	$745
Long-lived asset impairment	2,610	-	2,610
Write-down of inventory	-	2,814	2,814
Other costs(1)	4,783	-	4,783

Total	$8,138	$2,814	$10,952

Nine Months Ended September 30, 2015

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$4,449	$-	$4,449
Long-lived asset impairment	10,090	-	10,090
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	3,095	3,095
Other costs(1)	11,356	-	11,356

Total	$24,594	$3,095	$27,689

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

Index
The Company recorded restructuring costs in continuing operations for the three and nine months ended September 30, 2014, as follows:

Three Months Ended September 30, 2014
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$908	$-	$908
Long-lived asset impairment	17,072	-	17,072
Write-down of inventory	-	1,914	1,914
Other costs(1)	1,092	-	1,092
Total	$19,072	$1,914	$20,986

Nine Months Ended September 30, 2014
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$13,199	$-	$13,199
Long-lived asset impairment	59,335	-	59,335
Gain on asset sales	(602)	-	(602)
Write-down of inventory	-	1,914	1,914
Other costs(1)	1,777	-	1,777
Total	$73,709	$1,914	$75,623

(1)	Other costs include facility decommissioning costs, professional services, personnel moving costs and other related costs.

The following table summarizes the accrual activity for the restructuring liabilities for the nine months ended September 30, 2015:

(In thousands)	Employee Separations	Other Costs	Total
Balance as of December 31, 2014	$14,909	$897	$15,806
Expense activity	4,038	11,913	15,951
Cash spent	(6,317)	(12,170)	(18,487)
Translation adjustment	(1,126)	-	(1,126)
Balance as of September 30, 2015	$11,504	$640	$12,144

Index
12.	Discontinued Operations

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

The following table summarizes the discontinued operation’s results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Revenue	$-	$910	$187	$3,209
Loss from discontinued operations before income taxes	(11)	(2,351)	(439)	(10,893)
Income tax (expense) / benefit	(36)	992	91	3,742
Loss from discontinued operations, net of tax	$(47)	$(1,359)	$(348)	$(7,151)

Pre-tax restructuring costs are included in the loss before income taxes from discontinued operations. For the three and nine months ended September 30, 2015, the restructuring costs were not material and for the three and nine months ended September 30, 2014, these costs were $2.1 million and $10.0 million, respectively.  See Note 11, Restructuring, for additional information.

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

14.	Subsequent Events

On November 6, 2015, the Company increased its credit facility term loan from $95 million to $170 million. The credit facility, consisting of the $170 million term loan and a $350 million revolver, will mature on November 6, 2020. Interest rates on borrowings under the credit facility are at LIBOR plus a margin based on the Company’s leverage ratio. Currently, when fully drawn, the interest rate is at LIBOR plus 1.50%. Also on November 6, 2015, the Company issued 7-year, fixed-rate notes of €67 million (approximately $75 million) at a fixed rate of 1.85%. The notes will have a final maturity in November 2022. Proceeds from the increased term loan and the sale of the notes will be used to refinance existing debt.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations exclude the results of discontinued operations unless otherwise indicated.

Revenue
Revenue was $344.5 million and $364.5 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of 5.5%. Revenue for the first nine months of 2015 was $1.0 billion compared to $1.1 billion in the first nine months of 2014, a decrease of 6.2%. The impact of foreign exchange rates decreased consolidated revenue by approximately 8.0% and 7.8% for the three and nine months ended September 30, 2015, respectively.

Gross Profit
The gross profit margin decreased 60 basis points to 32.7% for the three months ended September 30, 2015, from 33.3% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the gross profit margin decreased 40 basis points to 33.6% from 34.0% in the comparable period of 2014. Included in the cost of products sold are $2.8 million and $1.9 million of restructuring costs for the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $1.9 million of restructuring costs for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the gross profit margin in both periods is primarily due to the lower volumes in the specialty inks business and higher restructuring costs. Restructuring costs reduced gross margin by 80 basis points and 60 basis points for the three months ended September 30, 2015 and 2014, respectively, and 30 basis points and 10 basis points for the nine months ended September 30, 2015 and 2014, respectively.

Selling and Administrative Expenses
Selling and administrative expenses as a percent of revenue decreased 320 basis points to 20.2% for the three months ended September 30, 2015, from 23.4% in the comparable period of 2014. Restructuring and other costs (see table on page 16 for discussion of what is included in “other costs”) of $8.2 million and $19.1 million were included in selling and administrative expenses for the three months ended September 30, 2015 and 2014, respectively. The decrease is primarily due to the decrease in restructuring and other expense in the current year combined with lower corporate expenses, primarily a reduction of performance based executive compensation costs of $3.1 million. For the nine months ended September 30, 2015, selling and administrative expenses as a percent of revenue decreased 480 basis points to 20.6% from 25.4% for the nine months ended September 30, 2014. Restructuring and other costs of $25.5 million and $76.9 million were included in selling and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively. The decrease in selling and administrative expense as a percent of revenue is primarily due to the decrease in restructuring and other expense and lower corporate expenses, primarily a reduction of performance based executive compensation costs of $5.8 million.  Restructuring and other costs increased selling and administrative expenses as a percent of revenue by 240 basis points and 520 basis points for the three months ended September 30, 2015 and 2014, respectively, and 250 basis points and 690 basis points for the nine months ended September 30, 2015 and 2014, respectively.

Operating Income
Operating income was $43.2 million and $36.1 million for the three months ended September 30, 2015 and 2014, respectively. Operating margins increased 260 basis points to 12.5% for the three months ended September 30, 2015, from 9.9% for the comparable period of 2014. Operating income was $134.7 million and $94.4 million for the nine months ended September 30, 2015 and 2014, respectively. Operating margins increased 450 basis points to 13.0% for the nine months ended September 30, 2015, from 8.5% for the comparable period of 2014. Restructuring and other costs reduced operating margin by 320 basis points and 580 basis points for the three months ended September 30, 2015 and 2014, respectively, and 280 basis points and 720 basis points for the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense
Interest expense was $4.3 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense was $12.3 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in the expense in both the three and nine-month periods is primarily due to the increase in the average debt outstanding which is partially offset by the lower average interest rates.

Index
Income Taxes
The effective income tax rates were 29.0% and 29.3% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rates in both 2015 and 2014 were impacted by changes in estimates associated with the finalization of prior year tax items, audit settlements and restructuring costs. For the nine months ended September 30, 2015 and 2014, the effective income tax rates were 28.2% and 32.8%, respectively. The lower rate in 2015 was a result of the mix of foreign earnings and the restructuring costs. Restructuring and other costs  reduced the effective income tax rate by 40 basis points during the three months ended September 30, 2015 and increased the effective income tax rate by 40 basis points during the three months ended September 30, 2014. Restructuring and other costs increased the effective income tax rate by 20 basis points and 300 basis points during the nine months ended September 30, 2015 and 2014, respectively.

Acquisition
On June 29, 2015, the Company completed the acquisition of the business and net assets of Xennia Technology Ltd. (“Xennia”) for $8.4 million. The Xennia business is being integrated with the specialty inks business in the Color segment. The Company acquired goodwill and intangibles of approximately $6.0 million and has incurred acquisition related costs of $0.9 million.

Restructuring Costs
In March of 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. To date, closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also discontinued one of the businesses in the Color Group, located near Leipzig, Germany, because it did not fit with the Company’s long term strategic plan and it had generated losses for several years.  Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations for these assets. The fair values of the remaining long-lived assets are estimated to be approximately $22.0 million. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation, of $2.6 million and $18.2 million during the three months ended September 30,2015 and 2014, respectively, and $10.1 million and $66.1 million, during the nine months ended September 30, 2015 and 2014, respectively. Since initiating the Plan, the Company has recorded $80.3 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets and inventory were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company will reduce headcount by approximately 400 positions at impacted facilities, primarily in the Flavors & Fragrances Group, related to direct and indirect labor at manufacturing sites. As of September 30, 2015, approximately 185 positions have been eliminated as a result of this Plan.

For the three and nine months ended September 30, 2015, the Company recorded total restructuring costs of $10.9 million and $27.7 million, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. For the three and nine months ended September 30, 2014, the Company recorded restructuring costs of $23.1 million and $85.6 million, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $126.3 million of restructuring costs through September 30, 2015. Subsequent to September 30, 2015, the Company identified an additional opportunity to eliminate approximately 25 additional positions in the Flavors & Fragrances European business as a result of the 2014 Restructuring Plan.  Including these additional severance related costs, the Company expects to incur approximately $9 million of additional restructuring costs by the end of 2015 and approximately $7 million of additional restructuring costs by the end of 2016.

Index
The closure of these operations will significantly lower the Company’s operating costs, which will be realized over the next few years. The full benefit of the restructuring will be achieved after 2016. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented, but the actual cost reductions will vary based upon changes in exchange rates and other assumptions. The Company achieved cost savings of approximately $3 million in 2014.  For the three and nine months ended September 30, 2015, the Company achieved approximately $2.3 million and $5.4 million of incremental savings in continuing operations, respectively, related to the 2014 Restructuring Plan. Based on current exchange rates, the annual incremental cost savings are estimated to be approximately $8 million in full-year 2015. Furthermore, the Company expects to realize incremental savings of approximately $6 million in 2016 and an additional $8 to $9 million in 2017.  The current annual estimate for the cost reductions, when fully implemented, is approximately $25 million, and in cases where the estimated cost savings have been reduced because of changes in foreign currency exchange rates, the Company has implemented price increases to reduce the impact of foreign currency movements.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business within the Color segment. Production ceased in 2014 and the business met the criteria for discontinued operations. The pre-tax loss from discontinued operations, which includes restructuring costs, was $11 thousand and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $10.9 million for the nine months ended September 30, 2015 and 2014, respectively.

NON-GAAP FINANCIAL MEASURES

Within the following table, the Company reports certain non-GAAP financial operating measures, including: adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which excludes restructuring costs, acquisition related costs, and costs related to the 2014 proxy contest).

We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends, and we believe the information can be beneficial to investors for the same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Operating income from continuing operations (GAAP)	$43,220	$36,094	19.7%	$134,733	$94,424	42.7%
Restructuring - Cost of products sold	2,814	1,914		3,095	1,914
Restructuring & other - Selling and administrative (1)	8,156	19,118		25,467	76,873
Adjusted operating income	$54,190	$57,126	-5.1%	$163,295	$173,211	-5.7%

Net earnings from continuing operations (GAAP)	$27,638	$22,664	21.9%	$87,915	$55,442	58.6%
Restructuring & other, before tax	10,970	21,032		28,562	78,787
Tax impact of restructuring & other	(3,396)	(5,941)		(7,759)	(20,901)
Adjusted net earnings	$35,212	$37,755	-6.7%	$108,718	$113,328	-4.1%

Diluted EPS from continuing operations (GAAP)	$0.61	$0.47	29.8%	$1.89	$1.13	67.3%
Restructuring & other, net of tax	0.17	0.31		0.45	1.18
Adjusted diluted EPS	$0.77	$0.78	-1.3%	$2.34	$2.31	1.3%

(1)	“Other” consists of acquisition related costs incurred in 2015 and proxy contest costs incurred in 2014. The Company incurred a de minimis amount of acquisition costs for the three months ended September 30, 2015, and incurred $0.9 million of acquisition related costs for the nine months ended September 30, 2015. In 2014, the Company also incurred costs related to the 2014 proxy contest. These costs incurred in the three months ended September 30, 2014, were de minimis, and the Company incurred $3.2 million for the nine months ended September 30, 2014.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, “segment operating income”.

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

Flavors & Fragrances
Revenue for the Flavors & Fragrances segment was $207.4 million and $216.6 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of 4.3%. Foreign exchange rates reduced revenue 6.7% during the three months ended September 30, 2015. Revenue was lower in North America ($1.9 million), Latin America ($1.9 million) and Europe ($5.5 million). The lower revenue in North America was primarily due to unfavorable exchange rates ($2.8 million) and lower volumes ($1.8 million) partially offset by higher selling prices ($2.6 million). The lower revenue in Latin America was primarily due to unfavorable exchange rates ($2.2 million). The lower revenue in Europe was primarily due to unfavorable exchange rates ($9.7 million) partially offset by higher volumes ($2.5 million) and selling prices ($1.8 million).

Flavors & Fragrances segment operating income was $31.4 million and $30.6 million for the three months ended September 30, 2015 and 2014, respectively, an increase of 2.5%. Foreign exchange rates reduced segment operating income 3.0% for the three months ended September 30, 2015. The higher segment operating income was primarily due to higher profit in Europe ($1.0 million) as a result of higher selling prices ($1.8 million) and volumes and mix ($1.4 million) partially offset by higher raw material costs ($1.3 million) and other costs ($0.9 million). Segment operating income as a percent of revenue for the Flavors & Fragrances segment was 15.1% and 14.1%, for the three months ended September 30, 2015 and 2014, respectively.

Revenue for the Flavors & Fragrances segment was $618.0 million and $648.5 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of 4.7%. Foreign exchange rates reduced revenue 7.1% for the nine months ended September 30, 2015. Higher revenue in North America ($0.6 million) was offset by lower revenue in Europe ($27.8 million) and Latin America ($3.2 million). The higher revenue in North America was primarily due to higher selling prices ($8.8 million) partially offset by unfavorable exchange rates ($7.3 million) and lower volumes ($1.0 million). The lower revenue in Latin America was due to unfavorable exchange rates ($4.7 million) and lower volumes ($0.8 million) partially offset by higher selling prices ($2.2 million). The lower revenue in Europe was due to unfavorable exchange rates ($34.2 million) partially offset by higher selling prices ($5.5 million) and volumes ($1.0 million).

Segment operating income for the Flavors & Fragrances segment was $94.4 million and $95.0 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of 0.7%. Foreign exchange rates reduced segment operating income 3.3% for the nine months ended September 30, 2015. Segment operating income was lower primarily due to lower profit in Latin America ($0.6 million). In Latin America, higher selling prices ($2.2 million) were offset by unfavorable exchange rates ($1.1 million), lower volumes and product mix ($0.5 million) and other costs ($1.2 million). Segment operating income as a percent of revenue for the Flavors & Fragrances segment was 15.3% and 14.7%, for the nine months ended September 30, 2015 and 2014, respectively.

Color
Revenue for the Color segment was $116.4 million and $128.1 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of 9.1%. Foreign exchange rates decreased revenue by 9.7% during the three months ended September 30, 2015. The lower revenue was primarily due to lower revenue for non-food colors ($6.3 million) and food and beverage colors ($5.4 million). The lower sales of non-food colors were primarily due to unfavorable exchange rates ($4.9 million) and lower volumes ($4.4 million), primarily specialty inks, partially offset by acquisition related volumes ($3.0 million). The lower sales of food and beverage colors were primarily due to unfavorable exchange rates ($7.5 million) partially offset by higher selling prices ($2.3 million).

Index
Segment operating income for the Color segment was $22.9 million and $28.8 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of 20.6%. Foreign exchange rates reduced segment operating income by 9.0% for the three months ended September 30, 2015. The lower profit was primarily due to non-food colors ($5.0 million) and food and beverage colors ($0.9 million). The lower profit for non-food colors was primarily due to lower volumes ($2.7 million), primarily specialty inks, unfavorable exchange rates ($1.3 million) and production and other costs ($1.0 million). The lower profit on sales of food and beverage colors was primarily due to higher raw material costs ($3.0 million) and unfavorable exchange rates ($1.3 million) partially offset by higher selling prices ($2.3 million) and lower production and other costs ($1.1 million). Segment operating income as a percent of revenue for the Color segment was 19.6% in the current quarter and 22.5% in the prior year’s comparable quarter.

Revenue for the Color segment was $356.3 million and $393.4 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of 9.4%. Foreign exchange rates reduced revenue by 9.3% for the nine months ended September 30, 2015. The lower revenue was due to lower revenue for non-food colors ($25.5 million) and food and beverage colors ($11.6 million). The lower revenue for non-food colors was primarily due to unfavorable exchange rates ($14.8 million), lower volumes ($10.5 million), primarily specialty inks, and lower selling prices ($3.2 million), partially offset by acquisition related volumes ($3.0 million). The lower sales of food and beverage colors were primarily due to unfavorable exchange rates ($21.8 million) partially offset by higher selling prices ($9.8 million) and volumes ($0.4 million).

Segment operating income for the Color segment was $73.8 million and $89.3 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of 17.3%. Foreign exchange rates reduced segment operating income by 9.3% for the nine months ended September 30, 2015. The lower segment operating income was due to non-food colors ($13.9 million) and food and beverage colors ($1.6 million).  The lower profit for non-food colors was primarily due to lower volumes ($5.7 million), primarily specialty inks, lower selling prices ($3.2 million), unfavorable exchange rates ($4.0 million) and higher production and other costs ($1.0 million). The lower profit for food and beverage colors was primarily due to unfavorable exchange rates ($4.3 million) and higher raw material costs ($8.3 million) partially offset by higher selling prices ($9.8 million) and lower production and other costs ($1.2 million). Segment operating income as a percent of revenue for the Color segment was 20.7% and 22.7% for the nine months ended September 30, 2015 and 2014, respectively.

Corporate & Other
Revenue for the Corporate & Other segment was $31.5 million and $32.8 million, a decrease of 3.9%, for the three months ended September 30, 2015 and 2014, respectively. Foreign exchange rates reduced revenue by 9.4% for the three months ended September 30, 2015. The lower revenue was primarily due to unfavorable exchange rates ($3.1 million) which was partially offset by higher volumes ($2.0 million) in Asia Pacific.

The Corporate & Other segment reported segment operating losses of $11.0 million and $23.3 million for the three months ended September 30, 2015 and 2014, respectively. The results included $11.0 million and $21.0 million of restructuring and other costs for the three months ended September 30, 2015 and 2014, respectively. The segment operating loss in Corporate & Other was lower for the current period primarily due to lower restructuring and other costs and lower performance based executive compensation costs. All restructuring and other charges related to continuing operations for the Company are included in the Corporate & Other segment.

Revenue for the Corporate & Other segment was $97.0 million and $100.4 million, a decrease of 3.4%, for the nine months ended September 30, 2015 and 2014, respectively. Foreign exchange rates reduced revenue by 6.0% for the nine months ended September 30, 2015. The lower revenue was primarily due to unfavorable exchange rates ($6.1 million) partially offset by higher volumes ($2.4 million) and selling prices ($0.4 million) in Asia Pacific.

The Corporate & Other segment reported segment operating losses of $33.4 million and $89.9 million for the nine months ended June 30, 2015 and 2014, respectively. The results include $28.6 million and $78.8 million of restructuring and other costs for the nine months ended September 30, 2015 and 2014, respectively. The segment operating loss in Corporate & Other was lower in the current period primarily due to lower restructuring and other costs, lower performance based executive compensation costs and higher profit in Asia Pacific.

Index
LIQUIDITY AND FINANCIAL CONDITION

Cash Flows from Operating Activities
Net cash provided by operating activities was $93.5 million and $127.1 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash provided by operating activities is primarily due to a higher use of working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $51.2 million and $46.5 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures were $55.5 million and $46.7 million for the nine months ended September 30, 2015 and 2014, respectively. During the second quarter of 2015, the Company completed the acquisition of Xennia for $8.4 million. In the first quarter of this year, two facilities were sold as a result of the Company’s 2014 Restructuring Plan for combined net proceeds of $12.6 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $29.3 million and $68.6 million for the nine months ended September 30, 2015 and 2014, respectively. The Company increased its net debt in the first nine months of 2015 by $167.0 million, primarily to fund the repurchase of Company stock. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $35.9 million were paid during both the nine months ended September 30, 2015 and 2014. Dividends paid were 77 cents per share and 73 cents per share for the nine months ended September 30, 2015 and 2014, respectively.

Financial Condition
The Company’s financial position remains strong. The Company entered into an agreement on November 6, 2015, to increase its existing credit facility from $95 million to $170 million, as well as, issue new fixed rate notes of €67 million (approximately $75 million) (refer to Note 14. Subsequent Events included in Part I. Item I of this report). Proceeds from the increased term loan and the sale of the notes will be used to refinance existing debt. The Company expects its cash flow from operations, the new debt agreements and its existing debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2015.  For additional information about contractual obligations, refer to pages 21 and 22 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2015.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2015.  For additional information about critical accounting policies, refer to pages 20 and 21 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2015.  For additional information about market risk, refer to page 21 of the Company’s 2014 Annual Report, portions of which were filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2015, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other governmental proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On October 22, 2015, the Company received an informal inquiry from the staff of the Securities and Exchange Commission’s Division of Enforcement requesting the voluntary provision of documents and information generally related to the Company’s disclosures of its restructuring activities, its treatment of long-lived assets, and its use of non-GAAP financial measures in its SEC filings and 2014 Annual Report to Shareholders. The Company is fully cooperating with the inquiry and is unable to predict the outcome of the inquiry or its potential impact.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

July 1 to 31, 2015	11,800	$66.54	11,800	2,915,629
August 1 to 31, 2015	197,818	65.86	197,818	2,717,811
September 1 to 30, 2015	388,542	62.72	388,542	2,329,269

Total	598,160	$63.83	598,160

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date: November 6, 2015	By:	/s/ John L. Hammond
John L. Hammond, Senior Vice President, General Counsel & Secretary

Date: November 6, 2015	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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