Form 10-Q
period 2016-03-31
SENSIENT TECHNOLOGIES CORP
filed 2016-05-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2016

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, par value $0.10 per share	44,826,769

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2016	2015

Revenue	$342,468	$346,226

Cost of products sold	226,625	228,793

Selling and administrative expenses	68,324	70,987

Operating income	47,519	46,446

Interest expense	4,800	3,915

Earnings before income taxes	42,719	42,531

Income taxes	11,526	11,796

Earnings from continuing operations	31,193	30,735

Loss from discontinued operations, net of tax	(22)	(209)

Net earnings	$31,171	$30,526

Weighted average number of shares outstanding:
Basic	44,718	47,178

Diluted	44,981	47,502

Earnings per common share:
Basic:
Continuing operations	$0.70	$0.65
Discontinued operations	-	-
Earnings per common share	$0.70	$0.65

Diluted:
Continuing operations	$0.69	$0.65
Discontinued operations	-	-
Earnings per common share	$0.69	$0.64

Dividends declared per common share	$0.27	$0.25

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2016	2015

Comprehensive income (loss)	$46,750	$(30,913)

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2016 (Unaudited)	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$24,703	$11,997
Trade accounts receivable, net	252,328	232,047
Inventories	403,849	409,159
Prepaid expenses and other current assets	40,961	44,673
Assets held for sale	32,022	31,029

TOTAL CURRENT ASSETS	753,863	728,905

OTHER ASSETS	71,274	71,117
DEFERRED TAX ASSETS	24,535	25,177
INTANGIBLE ASSETS, NET	9,097	9,209
GOODWILL	406,233	399,646

PROPERTY, PLANT AND EQUIPMENT:
Land	35,688	33,975
Buildings	286,613	274,318
Machinery and equipment	690,662	664,917
Construction in progress	74,624	62,515
	1,087,587	1,035,725
Less accumulated depreciation	(609,612)	(566,047)
	477,975	469,678

TOTAL ASSETS	$1,742,977	$1,703,732

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$94,339	$95,442
Accrued salaries, wages and withholdings from employees	19,511	23,530
Other accrued expenses	64,514	61,701
Income taxes	10,721	7,504
Short-term borrowings	21,035	20,655
Liabilities held for sale	3,712	4,090

TOTAL CURRENT LIABILITIES	213,832	212,922

DEFERRED INCOME TAXES	3,820	5,640
OTHER LIABILITIES	8,064	7,534
ACCRUED EMPLOYEE AND RETIREE BENEFITS	19,903	19,007
LONG‑TERM DEBT	629,891	613,502

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	110,567	109,974
Earnings reinvested in the business	1,321,310	1,302,302
Treasury stock, at cost	(415,323)	(402,483)
Accumulated other comprehensive loss	(154,483)	(170,062)

TOTAL SHAREHOLDERS’ EQUITY	867,467	845,127

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,742,977	$1,703,732

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2016	2015

Cash flows from operating activities:
Net earnings	$31,171	$30,526
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	11,612	12,384
Share-based compensation	2,018	337
Loss on assets	458	2,488
Deferred income taxes	(1,349)	4,382
Changes in operating assets and liabilities	2,263	(19,528)

Net cash provided by operating activities	46,173	30,589

Cash flows from investing activities:
Acquisition of property, plant and equipment	(14,120)	(13,431)
Proceeds from sale of assets	37	12,593
Other investing activity	(18)	(24)

Net cash used in investing activities	(14,101)	(862)

Cash flows from financing activities:
Proceeds from additional borrowings	95,562	51,112
Debt payments	(87,284)	(7,037)
Purchase of treasury stock	(17,920)	(58,017)
Dividends paid	(12,163)	(11,932)
Proceeds from options exercised and other equity transactions	161	184

Net cash used in financing activities	(21,644)	(25,690)

Effect of exchange rate changes on cash and cash equivalents	2,278	(6,283)

Net increase (decrease) in cash and cash equivalents	12,706	(2,246)
Cash and cash equivalents at beginning of period	11,997	20,329

Cash and cash equivalents at end of period	$24,703	$18,083

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 and 2015.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance can be applied retrospectively or prospectively. The Company retrospectively applied this guidance to all prior periods. The Company adopted this ASU in the first quarter of 2016. As a result, the Company reclassified $17.4 million and $17.1 million of current deferred tax assets to Deferred Tax Asset Noncurrent as of March 31, 2016, and December 31, 2015, respectively. The Company also reclassified $6.2 million and $7.3 million of current deferred tax assets to Deferred Tax Liability Noncurrent as of March 31, 2016, and December 31, 2015, respectively.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, the Company reclassified $0.3 million and $0.4 million of debt fees from Other Assets to Long Term Debt as of March 31, 2016, and December 31, 2015, respectively. The Company’s debt fees associated with the Company’s revolving loan agreement remain classified in Other Assets.

In July 2015, the FASB affirmed its proposed one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the expected impact of this standard.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory that is accounted for using first-in-first-out or average cost method, shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under current guidance. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. This new guidance is required to be retrospectively applied to all prior periods. The Company is currently evaluating the expected impact of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and lease liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of this standard.

Index
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, primarily the accounting for the associated income taxes. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2015, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of March 31, 2016, and December 31, 2015, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.1 million and $0.2 million as of March 31, 2016, and December 31, 2015, respectively.  The fair value of the investments based on March 31, 2016, and December 31, 2015, market quotes (Level 1 inputs) was an asset of $1.5 million in both periods and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of March 31, 2016. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2016, was $629.9 million. The fair value of the long-term debt at March 31, 2016, was $647.8 million.

3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2016:
Revenue from external customers	$190,520	$122,281	$29,667	$-	$342,468
Intersegment revenue	7,819	3,753	40	-	11,612
Total revenue	$198,339	$126,034	$29,707	$-	$354,080

Operating income (loss)	$27,510	$27,844	$6,005	$(13,840)	$47,519
Interest expense	-	-	-	4,800	4,800
Earnings (loss) before income taxes	$27,510	$27,844	$6,005	$(18,640)	$42,719

Three months ended March 31, 2015:
Revenue from external customers	$199,100	$118,355	$28,771	$-	$346,226
Intersegment revenue	6,878	3,843	32	-	10,753
Total revenue	$205,978	$122,198	$28,803	$-	$356,979

Operating income (loss)	$30,459	$26,263	$5,651	$(15,927)	$46,446
Interest expense	-	-	-	3,915	3,915
Earnings (loss) before income taxes	$30,459	$26,263	$5,651	$(19,842)	$42,531

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, previously reported in the Asia Pacific segment, are now reported in the Color segment. The results for 2015 have been restated to reflect these changes.

Index
The Company evaluates performance based on operating income of the respective segments before restructuring costs, interest expense and income taxes. The 2016 and 2015 restructuring and other costs related to continuing operations are reported in the Corporate & Other segment.

4.	Inventories

At March 31, 2016, and December 31, 2015, inventories included finished and in-process products totaling $283.1 million and $291.9 million, respectively, and raw materials and supplies of $120.8 million and $117.3 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015

Service cost	$503	$662
Interest cost	420	472
Expected return on plan assets	(297)	(322)
Amortization of actuarial loss	53	73

Total defined benefit expense	$679	$885

6.	Shareholders’ Equity

The Company repurchased 263,770 shares of its common stock for an aggregate cost of $15.4 million during the three months ended March 31, 2016, and 951,219 shares of its common stock for an aggregate cost of $60.8 million during the three months ended March 31, 2015. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective quarter.

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $21.4 million and $35.2 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2016, and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, a loss of $0.5 million and $0.3 million, respectively, was reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges, the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2016, and December 31, 2015, the total value of the Company’s Euro and Swiss Franc debt was $211.1 million and $162.5 million, respectively.  For the three months ended March 31, 2016, the impact of foreign exchange rates on these debt instruments increased debt by $7.6 million, which has been recorded as foreign currency translation in OCI.

Index
8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended March 31, 2016 and 2015, were 27.0% and 27.7%, respectively. The effective tax rates in both 2016 and 2015 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, mix of foreign earnings and restructuring costs.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three month period ended March 31, 2016:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2015	$164	$(4,393)	$(165,833)	$(170,062)
Other comprehensive income before reclassifications	(1,571)	-	16,735	15,164
Amounts reclassified from OCI	379	36	-	415
Balance as of March 31, 2016	$(1,028)	$(4,357)	$(149,098)	$(154,483)

(a)	Cash Flow Hedges and Pension Items are net of tax.

10.	Restructuring

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

In March 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. To date, closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and eliminate additional positions in the European Flavors & Fragrances businesses.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. The fair values of the remaining long-lived assets are estimated to be approximately $20 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $0.5 million and $3.8 million, during the three months ended March 31, 2016 and 2015, respectively. Since initiating the Plan, the Company has recorded $85.2 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

Index
The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of March 31, 2016, 268 positions have been eliminated as a result of this Plan.

As a part of the Plan, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $11 million.

The Company has recorded assets held for sale of land, buildings and equipment of $10.1 million related to the 2014 Restructuring Plan, and inventory, receivables and other assets of $21.9 million related to the anticipated sale of the European Natural Ingredients business. The Company also has $3.7 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring costs of $3.3 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. Since initiating the 2014 Restructuring Plan, the Company has incurred $144.8 million of restructuring costs through March 31, 2016. The Company expects to incur approximately $12 million of additional restructuring costs by the end of 2016.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. The Company has already realized cost savings of approximately $3 million in 2014 and an additional $9 million in 2015.  The Company expects to realize approximately $6 million to $7 million of incremental savings in 2016, of which $2 million was realized during the first three months ended March 31, 2016. The remaining savings are expected to be realized in 2017.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. The pre-tax loss from discontinued operations, which includes restructuring costs, was nominal during the three months ended March 31, 2016, and $0.3 million during the three months ended March 31, 2015.

The Company evaluates performance based on operating income of each segment before restructuring costs. All restructuring costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring expense by segment and discontinued operations for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(In thousands)	2016	2015
Flavors & Fragrances	$2,942	$5,829
Color	39	161
Asia Pacific	-	58
Corporate & Other	361	1,067

Total Continuing Operations	3,342	7,115

Discontinued Operations	-	29

Total Restructuring	$3,342	$7,144

Index
The Company recorded restructuring costs in continuing operations for the three months ended March 31, 2016, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$131	$-	$131
Long-lived asset impairment	471	-	471
Write-down of inventory	-	644	644
Other costs(1)	2,096	-	2,096

Total	$2,698	$644	$3,342

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

The Company recorded restructuring costs in continuing operations for the three months ended March 31, 2015, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$1,908	$-	$1,908
Long-lived asset impairment	3,815	-	3,815
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	141	141
Other costs(1)	2,552	-	2,552

Total	$6,974	$141	$7,115

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

The following table summarizes the accrual activities for the restructuring activities for the three months ended March 31, 2016:

(In thousands)	Employee Separations	Asset Related and Other	Total
Balance as of December 31, 2015	$10,260	$912	$11,172
Expense activity	131	2,096	2,227
Cash spent	(2,454)	(2,510)	(4,964)
Translation adjustment	274	-	274
Balance as of March 31, 2016	$8,211	$498	$8,709

11.	Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business has met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. The corresponding current assets, which include property, plant and equipment, have met the held for sale criteria and have been properly presented on the Consolidated Condensed Balance Sheet.

Index
The following table summarizes the discontinued operation’s results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenue	$-	$187
Loss from discontinued operations before income taxes	(31)	(294)
Income tax benefit	9	85
Loss from discontinued operations, net of tax	$(22)	$(209)

Pre-tax restructuring costs are included in the loss before income taxes from discontinued operations. For the three months ended March 31, 2016 and 2015, these costs were nominal.  See Note 10, Restructuring, for additional information.

12.	Commitments and Contingencies

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California.  SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleges that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011.  The EEOC seeks to enjoin SNI from engaging in employment practices that discriminate on the basis of disability; asks the Court to order SNI to implement policies, practices, and programs to ensure it does not violate the ADA; and requests back pay with prejudgment interest, reinstatement, front pay, compensation for past and future pecuniary and non-pecuniary losses, and punitive damages on behalf of the five named former employees and any similarly aggrieved individuals.  Recoverable compensatory and punitive damages are subject to statutory caps.  The complaint does not request a specific damages amount.  To date, the EEOC has provided the Company with a list of 13 additional potentially aggrieved former employees not listed in the complaint who may have been terminated in violation of the ADA during the relevant time period.

The Company is vigorously investigating the facts alleged in the complaint to determine what exposure SNI may have.  Since 2013, SNI’s on-site human resources representatives have worked closely with both Company counsel and outside labor and employment counsel to ensure that all policies, procedures and actions, including terminations, comply with applicable law.  At this early stage, it is not possible to assess the probability of any legal or financial exposure.

Other Claims and Litigation
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

OVERVIEW

The following discussion of the financial condition and results of operations excludes the results of discontinued operations unless otherwise indicated.

Revenue
Revenue was $342.5 million and $346.2 million for the first quarters of 2016 and 2015, respectively, a decrease of 1.1%. The impact of foreign exchange rates decreased consolidated revenue by approximately 3.5% for the first quarter of 2016.

Gross Profit
The Company’s gross margin was 33.8% for the first quarter of 2016 and 33.9% for the first quarter of 2015. Included in the cost of sales are $0.6 million and $0.1 million of restructuring costs for the first quarters of 2016 and 2015, respectively. The decrease in gross margin is primarily due to the higher restructuring costs recorded in Cost of Products Sold. Restructuring costs reduced gross margin by 20 basis points and 10 basis points in the first quarter of 2016 and 2015, respectively.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 20.0% and 20.5% for the first quarters of 2016 and 2015, respectively. Restructuring costs of $2.7 million and $7.0 million were included in selling and administrative expenses for the quarters ended March 31, 2016 and 2015, respectively. The decrease in selling and administrative expenses as a percent of revenue is primarily due to a decrease in the restructuring costs partially offset by an increase in performance based executive compensation of $1.0 million and other professional services of $1.4 million. Restructuring costs increased selling and administrative expenses as a percent of revenue by 80 basis points and 200 basis points for the quarters ended March 31, 2016 and 2015, respectively.

Operating Income
Operating income was $47.5 million and $46.4 million for the first quarters of 2016 and 2015, respectively. Operating margins increased to 13.9% for the quarter ended March 31, 2016, from 13.4% in the comparable period of 2015. Restructuring costs reduced operating margins by 100 basis points and 210 basis points during the quarters ended March 31, 2016 and 2015, respectively.

Interest Expense
Interest expense was $4.8 million and $3.9 million for the quarters ended March 31, 2016 and 2015, respectively. The increase is primarily due to the increase in average debt outstanding which was partially offset by lower average interest rates.

Income Taxes
The effective income tax rates were 27.0% and 27.7% for the quarters ended March 31, 2016 and 2015, respectively. The effective tax rates in both quarters were reduced by changes in estimates associated with the finalization of prior year tax items, audit settlements, mix of foreign earnings and restructuring costs.

Restructuring Costs
The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this section relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 11, Discontinued Operations, in more detail.

Index
In March 2014, the Company announced that it was initiating a restructuring plan (2014 Restructuring Plan or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. To date, closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and eliminate additional positions in the European Flavors & Fragrances businesses.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values which were determined based on independent market valuations. The fair values of the remaining long-lived assets are estimated to be approximately $20 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $0.5 million and $3.8 million, during the three months ended March 31, 2016 and 2015, respectively. Since initiating the Plan, the Company has recorded $85.2 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of March 31, 2016, 268 positions have been eliminated as a result of this Plan.

As a part of the Plan, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $11 million.

The Company has recorded assets held for sale of land, buildings and equipment of $10.1 million related to the 2014 Restructuring Plan, and inventory, receivables and other assets of $21.9 million related to the anticipated sale of the European Natural Ingredients business. The Company also has $3.7 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring costs of $3.3 million and $7.1 million in the three months ended March 31, 2016 and 2015, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. Since initiating the 2014 Restructuring Plan, the Company has incurred $144.8 million of restructuring costs through March 31, 2016. The Company expects to incur approximately $12 million of additional restructuring costs by the end of 2016.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. The Company has already realized cost savings of approximately $3 million in 2014 and an additional $9 million in 2015.  The Company expects to realize approximately $6 million to $7 million of incremental savings in 2016, of which $2 million was realized during the first three months ended March 31, 2016. The remaining savings are expected to be realized in 2017.

Index
In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. The pre-tax loss from discontinued operations, which includes restructuring costs, was nominal during the three months ended March 31, 2016, and $0.3 million during the three months ended March 31, 2015.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which exclude restructuring costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars.

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

	Three Months Ended March 31,
	2016	2015	% Change
Operating income from continuing operations (GAAP)	$47,519	$46,446	2.3%
Restructuring - Cost of products sold	644	141
Restructuring - Selling and administrative	2,698	6,974
Adjusted operating income	$50,861	$53,561	-5.0%

Net earnings from continuing operations (GAAP)	$31,193	$30,735	1.5%
Restructuring, before tax	3,342	7,115
Tax impact of restructuring	(862)	(1,597)
Adjusted net earnings	$33,673	$36,253	-7.1%

Diluted EPS from continuing operations (GAAP)	$0.69	$0.65	6.2%
Restructuring, net of tax	0.06	0.12
Adjusted diluted EPS	$0.75	$0.76	-1.3%

Index
The following table summarizes the percentage change in the first quarter 2016 results compared to the first quarter 2015 results in the respective financial measures.

	Three Months Ended March 31, 2016
Revenue	Total (GAAP)	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(3.7%)	(2.4%)	(1.3%)
Color	3.1%	(4.6%)	7.8%
Asia Pacific	3.1%	(6.1%)	9.3%
Total Revenue	(1.1%)	(3.5%)	2.4%

Operating Income from Continuing Operations
Flavors & Fragrances	(9.7%)	(2.0%)	(7.7%)
Color	6.0%	(3.7%)	9.7%
Asia Pacific	6.3%	(6.8%)	13.1%
Corporate & Other	(13.1%)	(2.3%)	(10.8%)
Operating Income from Continuing Operations	2.3%	(3.4%)	5.7%

Diluted EPS from Continuing Operations	6.2%	(4.6%)	10.8%

Adjusted Operating Income	(5.0%)	(3.6%)	(1.4%)
Adjusted Diluted EPS	(1.3%)	(3.9%)	2.6%

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring costs which are reported in the Corporate & Other segment.

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, previously reported in the Asia Pacific segment, are now reported in the Color segment. The results for 2015 have been restated to reflect these changes.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $198.3 million and $206.0 million for the first quarters of 2016 and 2015, respectively, a decrease of 3.7%. Foreign exchange rates reduced segment revenue by 2.4%. The decrease in segment revenue was primarily due to lower revenue in North America ($3.4 million) and Europe ($3.8 million). The lower revenue in North America was due to lower volumes ($7.0 million), primarily natural ingredient volumes, and the impact of unfavorable exchange rates ($1.5 million) partially offset by higher selling prices ($5.0 million). The lower revenue in Europe was primarily due to lower volumes ($2.8 million) and the impact of unfavorable exchange rates ($1.9 million) partially offset by higher selling prices ($0.9 million).

Flavors & Fragrances segment operating income was $27.5 million and $30.5 million for the first quarters of 2016 and 2015, respectively, a decrease of 9.7%. Foreign exchange rates reduced segment operating income by 2.0%. The lower segment operating income was due to lower operating income in North America ($1.2 million) and Europe ($1.8 million). The lower operating income in North America was primarily due to volumes and mix ($4.3 million), higher raw material costs ($4.7 million) and the impact of unfavorable exchange rates ($0.3 million) partially offset by higher selling prices ($5.0 million), lower manufacturing and other costs ($2.3 million) and savings associated with the 2014 Restructuring Plan ($0.7 million). The lower operating income in Europe was primarily due to higher manufacturing and other costs ($3.7 million) and higher raw material costs ($0.6 million) partially offset by savings associated with the 2014 Restructuring Plan ($1.2 million), higher selling prices ($0.9 million) and volumes and product mix ($0.5 million). Segment operating income as a percent of revenue was 13.9% in the current quarter and 14.8% in the prior year’s comparable quarter.

Index
Color
Segment revenue for the Color segment was $126.0 million and $122.2 million for the first quarters of 2016 and 2015, respectively, an increase of 3.1%. Foreign exchange rates reduced segment revenue by 4.6% in the first quarter of 2016. The higher segment revenue was due to higher sales of non-food colors ($5.5 million) partially offset by lower sales of food and beverage colors ($1.7 million). The higher sales of non-food colors was primarily due to higher volumes ($7.3 million), primarily in cosmetic colors, partially offset by the impact of unfavorable exchange rates ($1.8 million). The lower sales of food and beverage colors was primarily a result of the unfavorable impact of foreign exchange rates ($3.8 million) and lower volumes ($0.3 million) partially offset by higher selling prices ($2.4 million).

Segment operating income for the Color segment was $27.8 million and $26.3 million for the first quarters of 2016 and 2015, respectively, an increase of 6.0%. Foreign exchange rates reduced segment operating income by 3.7% in the first quarter of 2016. The higher segment operating income was due to higher profit for non-food colors ($1.1 million) and higher profit for food and beverage colors ($0.5 million). The higher profit for non-food colors was primarily a result of volumes and mix ($3.3 million) partially offset by higher raw material costs ($1.5 million), the impact of unfavorable exchange rates ($0.4 million) and higher manufacturing and other costs ($0.3 million). The higher profit for food and beverage colors was primarily a result of higher selling prices ($2.4 million), lower manufacturing and other costs ($0.4 million) and volumes and mix ($0.4 million) partially offset by higher raw material costs ($1.4 million) and the impact of unfavorable exchange rates ($0.6 million).  Segment operating income as a percent of revenue was 22.1% in the current quarter and 21.5% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $29.7 million and $28.8 million for the first quarters of 2016 and 2015, respectively, an increase of 3.1%. Foreign exchange rates reduced segment revenue by 6.1% in the first quarter of 2016. Higher volumes ($2.0 million) and higher selling prices ($0.7 million) were partially offset by the impact of unfavorable foreign exchange rates ($1.8 million).

Segment operating income for the Asia Pacific segment was $6.0 million and $5.7 million for the first quarters of 2016 and 2015, respectively, an increase of 6.3%. Foreign exchange rates reduced segment operating income by 6.8% in the first quarter of 2016. The higher segment operating income was primarily a result of volumes and product mix ($0.9 million) and higher selling prices ($0.7 million) partially offset by higher manufacturing and other costs ($0.9 million) and the impact of unfavorable foreign exchange rates ($0.4 million).  Segment operating income as a percent of revenue was 20.2% in the current quarter and 19.6% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other expenses were $13.8 million and $15.9 million for the first quarters of 2016 and 2015, respectively, a decrease of 13.1%. The lower expenses were primarily a result of lower restructuring costs partially offset by higher performance based compensation ($1.0 million) and higher professional services ($1.0 million). Restructuring costs were $3.3 million and $7.1 million in the first quarter of 2016 and 2015, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2016. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $46.2 million and $30.6 million for the first quarters of 2016 and 2015, respectively. The higher cash provided by operating activities is primarily due to improvements in working capital balances.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $14.1 million and $0.9 million for the first quarters of 2016 and 2015, respectively. Capital expenditures were $14.1 million and $13.4 million in the first quarters of 2016 and 2015, respectively. During the first quarter of 2015, two facilities were sold as a result of the Company’s 2014 Restructuring Plan for combined net proceeds of $12.6 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $21.6 million and $25.7 million for the first quarters of 2016 and 2015, respectively. The Company repurchased $17.9 million and $58.0 million of Company stock in the first quarters of 2016 and 2015, respectively. Net debt increased in the first three months of 2016 by $8.3 million.  For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $12.2 million and $11.9 million were paid during the three months ended March 31, 2016 and 2015, respectively. Dividends paid were 27 cents per share and 25 cents per share in the first quarters of 2016 and 2015, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2016.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of March 31, 2016.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2016.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2016.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Change in Internal Control Over Financial Reporting:  There have been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2016, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California.  SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleges that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011.  The EEOC seeks to enjoin SNI from engaging in employment practices that discriminate on the basis of disability; asks the Court to order SNI to implement policies, practices, and programs to ensure it does not violate the ADA; and requests back pay with prejudgment interest, reinstatement, front pay, compensation for past and future pecuniary and non-pecuniary losses, and punitive damages on behalf of the five named former employees and any similarly aggrieved individuals.  Recoverable compensatory and punitive damages are subject to statutory caps.  The complaint does not request a specific damages amount.  To date, the EEOC has provided the Company with a list of 13 additional potentially aggrieved former employees not listed in the complaint who may have been terminated in violation of the ADA during the relevant time period.

The Company is vigorously investigating the facts alleged in the complaint to determine what exposure SNI may have.  Since 2013, SNI’s on-site human resources representatives have worked closely with both Company counsel and outside labor and employment counsel to ensure that all policies, procedures and actions, including terminations, comply with applicable law.  At this early stage, it is not possible to assess the probability of any legal or financial exposure.

Other Claims and Litigation
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

Index
ITEM 1A.	RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans

January 1 to 31, 2016	-	$-	-	2,127,458
February 1 to 29, 2016	150,420	55.65	150,420	1,977,038
March 1 to 31, 2016	113,350	61.60	113,350	1,863,688

Total	263,770	$58.21	263,770

(1)	Shares were repurchased pursuant to the Board of Directors’ August 21, 2014, authorization to repurchase up to five million shares. Repurchases under this authorization do not have an expiration date. This authorization may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 6, 2016	By:	/s/ John J. Manning
John J. Manning, Vice President, General Counsel & Secretary

Date:	May 6, 2016	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated April 25, 2016 (Commission File No. 1-7626)

31	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X