Form 10-Q
period 2016-06-30
SENSIENT TECHNOLOGIES CORP
filed 2016-08-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2016

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
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

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, par value $0.10 per share	44,780,813

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Revenue	$360,836	$346,009	$703,304	$692,235

Cost of products sold	236,402	227,854	463,027	456,647

Selling and administrative expenses	80,769	73,088	149,093	144,075

Operating income	43,665	45,067	91,184	91,513

Interest expense	4,637	4,106	9,437	8,021

Earnings before income taxes	39,028	40,961	81,747	83,492

Income taxes	14,277	11,419	25,803	23,215

Earnings from continuing operations	24,751	29,542	55,944	60,277

Gain (Loss) from discontinued operations, net of tax	3,365	(92)	3,343	(301)

Net earnings	$28,116	$29,450	$59,287	$59,976

Weighted average number of shares outstanding:
Basic	44,562	46,168	44,640	46,670

Diluted	44,822	46,470	44,902	46,984

Earnings per common share:

Basic:
Continuing operations	$0.56	$0.64	$1.25	$1.29
Discontinued operations	0.08	-	0.07	(0.01)
Earnings per common share	$0.63	$0.64	$1.33	$1.29

Diluted:
Continuing operations	$0.55	$0.64	$1.25	$1.28
Discontinued operations	0.08	-	0.07	(0.01)
Earnings per common share	$0.63	$0.63	$1.32	$1.28

Dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Comprehensive Income	$7,174	$48,758	$53,924	$17,845

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2016 (Unaudited)	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$20,193	$11,997
Trade accounts receivable, net	254,635	232,047
Inventories	381,945	409,159
Prepaid expenses and other current assets	42,176	44,673
Assets held for sale	50,452	31,029

TOTAL CURRENT ASSETS	749,401	728,905

OTHER ASSETS	71,170	71,117
DEFERRED TAX ASSETS	18,686	25,177
INTANGIBLE ASSETS, NET	8,755	9,209
GOODWILL	397,742	399,646

PROPERTY, PLANT AND EQUIPMENT:
Land	35,251	33,975
Buildings	269,151	274,318
Machinery and equipment	633,068	664,917
Construction in progress	86,169	62,515
	1,023,639	1,035,725
Less accumulated depreciation	(555,391)	(566,047)
	468,248	469,678

TOTAL ASSETS	$1,714,002	$1,703,732

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$97,631	$95,442
Accrued salaries, wages and withholdings from employees	22,869	23,530
Other accrued expenses	64,934	61,701
Income taxes	4,864	7,504
Short-term borrowings	20,747	20,655
Liabilities held for sale	4,509	4,090

TOTAL CURRENT LIABILITIES	215,554	212,922

DEFERRED INCOME TAXES	6,532	5,640
OTHER LIABILITIES	7,458	7,534
ACCRUED EMPLOYEE AND RETIREE BENEFITS	20,300	19,007
LONG‑TERM DEBT	601,840	613,502

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	112,739	109,974
Earnings reinvested in the business	1,337,323	1,302,302
Treasury stock, at cost	(417,715)	(402,483)
Accumulated other comprehensive loss	(175,425)	(170,062)

TOTAL SHAREHOLDERS’ EQUITY	862,318	845,127

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,714,002	$1,703,732

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2016	2015

Cash flows from operating activities:
Net earnings	$59,287	$59,976
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	23,301	24,258
Share-based compensation	4,803	711
Loss on assets	8,107	6,168
Deferred income taxes	6,231	3,032
Liquidation of foreign entity	(3,257)	-
Changes in operating assets and liabilities	2,373	(17,268)

Net cash provided by operating activities	100,845	76,877

Cash flows from investing activities:
Acquisition of property, plant and equipment	(34,294)	(36,970)
Proceeds from sale of assets	910	12,627
Acquisition of new business	-	(8,393)
Other investing activity	(48)	(101)

Net cash used in investing activities	(33,432)	(32,837)

Cash flows from financing activities:
Proceeds from additional borrowings	107,484	130,240
Debt payments	(123,067)	(20,097)
Purchase of treasury stock	(21,055)	(123,094)
Dividends paid	(24,266)	(23,600)
Proceeds from options exercised and other equity transactions	290	554

Net cash used in financing activities	(60,614)	(35,997)

Effect of exchange rate changes on cash and cash equivalents	1,397	(6,587)

Net increase in cash and cash equivalents	8,196	1,456
Cash and cash equivalents at beginning of period	11,997	20,329

Cash and cash equivalents at end of period	$20,193	$21,785

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 30, 2016, the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance can be applied retrospectively or prospectively. The Company retrospectively applied this guidance to all prior periods. The Company adopted this ASU in the first quarter of 2016. As a result, the Company reclassified $17.1 million of current deferred tax assets to Deferred Tax Asset Noncurrent as of December 31, 2015. The Company also reclassified $7.3 million of current deferred tax assets to Deferred Tax Liability Noncurrent as of December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. Also in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that the Securities and Exchange Commission staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over a term of the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning after December 15, 2015. The guidance is required to be retrospectively applied to all prior periods. The Company adopted these ASUs in the first quarter of 2016. As a result, the Company reclassified $0.4 million of debt fees from Other Assets to Long Term Debt as of December 31, 2015.  The Company’s debt fees associated with the Company’s revolving loan agreement remain classified in Other Assets.

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

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of June 30, 2016, and December 31, 2015, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.1 million and $0.2 million as of June 30, 2016, and December 31, 2015, respectively.  The fair value of the investments based on June 30, 2016, and December 31, 2015, market quotes (Level 1 inputs) was an asset of $1.5 million in both periods and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of June 30, 2016. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2016, was $601.8 million. The fair value of the long-term debt at June 30, 2016, was $624.4 million.

3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2016:
Revenue from external customers	$201,590	$127,461	$31,785	$-	$360,836
Intersegment revenue	7,737	4,135	38	-	11,910
Total revenue	$209,327	$131,596	$31,823	$-	$372,746

Operating income (loss)	$35,307	$28,004	$6,112	$(25,758)	$43,665
Interest expense	-	-	-	4,637	4,637
Earnings (loss) before income taxes	$35,307	$28,004	$6,112	$(30,395)	$39,028

Three months ended June 30, 2015:
Revenue from external customers	$198,077	$118,236	$29,696	$-	$346,009
Intersegment revenue	6,555	3,614	53	-	10,222
Total revenue	$204,632	$121,850	$29,749	$-	$356,231

Operating income (loss)	$32,526	$25,528	$6,094	$(19,081)	$45,067
Interest expense	-	-	-	4,106	4,106
Earnings (loss) before income taxes	$32,526	$25,528	$6,094	$(23,187)	$40,961

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2016:
Revenue from external customers	$392,110	$249,742	$61,452	$-	$703,304
Intersegment revenue	15,556	7,888	78	-	23,522
Total revenue	$407,666	$257,630	$61,530	$-	$726,826

Operating income (loss)	$62,817	$55,848	$12,117	$(39,598)	$91,184
Interest expense	-	-	-	9,437	9,437
Earnings (loss) before income taxes	$62,817	$55,848	$12,117	$(49,035)	$81,747

Six months ended June 30, 2015:
Revenue from external customers	$397,177	$236,591	$58,467	$-	$692,235
Intersegment revenue	13,433	7,457	85	-	20,975
Total revenue	$410,610	$244,048	$58,552	$-	$713,210

Operating income (loss)	$62,985	$51,791	$11,745	$(35,008)	$91,513
Interest expense	-	-	-	8,021	8,021
Earnings (loss) before income taxes	$62,985	$51,791	$11,745	$(43,029)	$83,492

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, previously reported in the Asia Pacific segment, are now reported in the Color segment. The results for 2015 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2016 and 2015 restructuring and other costs related to continuing operations are reported in the Corporate & Other segment. See Note 10, Restructuring, for more information on the Company’s restructuring activities. The other costs in 2016 are for a long-lived asset impairment charge, see Note 12, Anticipated Divestiture, and the other costs in 2015 are acquisition related costs.

4.	Inventories

At June 30, 2016, and December 31, 2015, inventories included finished and in-process products totaling $259.2 million and $291.9 million, respectively, and raw materials and supplies of $122.7 million and $117.3 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Service cost	$503	$661	$1,006	$1,323
Interest cost	425	473	845	945
Expected return on plan assets	(300)	(324)	(597)	(646)
Amortization of actuarial loss	55	74	108	147

Total defined benefit expense	$683	$884	$1,362	$1,769

6.	Shareholders’ Equity

The Company repurchased 47,456 and 311,226 shares of its common stock for an aggregate cost of $3.1 million and $18.5 million during the three and six months ended June 30, 2016, and 1.0 million and 1.9 million shares of its common stock for an aggregate cost of $66.3 million and $127.2 million during the three and six months ended June 30, 2015. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective quarter.

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $18.8 million and $35.2 million of forward exchange contracts, designated as hedges, outstanding as of June 30, 2016, and December 31, 2015, respectively. For the three months ended June 30, 2016, losses of $0.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the three months ended June 30, 2015, the losses reclassified were immaterial.  For the six months ended June 30, 2016 and 2015, losses of $0.7 million and $0.3 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges, the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of June 30, 2016, and December 31, 2015, the total value of the Company’s Euro and Swiss Franc debt was $206.3 million and $162.5 million, respectively.  For the three and six months ended June 30, 2016, the impact of foreign exchange rates on these debt instruments decreased debt by $4.8 million and increased debt by $3.6 million, respectively, which has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended June 30, 2016 and 2015, were 36.6% and 27.9%, respectively. For the six-month periods ended June 30, 2016 and 2015, the effective income tax rates for continuing operations were 31.6% and 27.8%, respectively. The effective tax rates in both 2016 and 2015 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements and mix of foreign earnings. The rate in 2016 was also impacted by the deferred tax adjustments related to the anticipated divestiture discussed in Note 12, Anticipated Divestiture.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three- and six-month periods ended June 30, 2016:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of March 31, 2016	$(1,028)	$(4,357)	$(149,098)	$(154,483)
Other comprehensive income before reclassifications	828	-	(18,720)	(17,892)
Amounts reclassified from OCI	170	37	(3,257)	(3,050)
Balance as of June 30, 2016	$(30)	$(4,320)	$(171,075)	$(175,425)

Index
(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2015	$164	$(4,393)	$(165,833)	$(170,062)
Other comprehensive income before reclassifications	(743)	-	(1,985)	(2,727)
Amounts reclassified from OCI	549	73	(3,257)	(2,636)
Balance as of June 30, 2016	$(30)	$(4,320)	$(171,075)	$(175,425)

(a)	Cash Flow Hedges and Pension Items are net of tax.

During the three months ended June 30, 2016, the Company completed the liquidation of a business unit within the Color segment, resulting in the reclassification of the cumulative translation adjustment into net earnings. See Note 11, Discontinued Operations, for additional information.

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

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. To date, closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also plans to sell its two European Natural Ingredients facilities, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and eliminate additional positions in the European Flavors & Fragrances businesses.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.    The fair values of the remaining long-lived assets are estimated to be approximately $19 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $0.3 million and $3.7 million, during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $7.5 million during the six months ended June 30, 2016 and 2015, respectively. Since initiating the Plan, the Company has recorded $85.5 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of June 30, 2016, 272 positions had been eliminated as a result of this Plan.

Index
As mentioned above, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $13 million.

As of June 30, 2016, the Company has recorded assets held for sale of land, buildings and equipment of $9.4 million related to the 2014 Restructuring Plan, and inventory, receivables and other assets of $18.8 million related to the anticipated sale of the European Natural Ingredients business. The Company also has $3.1 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring income of $0.2 million (as a result of a pre-tax gain from discontinued operations in connection with liquidation of the Leipzig entity, as discussed below) for the three months ended June 30, 2016 and restructuring costs of $9.7 million for the three months ended June 30, 2015, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors, and restructuring costs of $3.1 million and $16.9 million for the six months ended June 30, 2016 and 2015, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $144.6 million of restructuring costs through June 30, 2016. The Company expects to incur approximately $13 million of additional restructuring costs by the end of 2016 and approximately $4 million of restructuring costs in 2017.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. The Company has already realized cost savings of approximately $3 million in 2014 and an additional $9 million in 2015.  The Company expects to realize approximately $6 million to $7 million of incremental savings in 2016, of which $2.1 million and $4.1 million were realized during the three and six months ended June 30, 2016, respectively. The remaining savings are expected to be realized in 2017.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. During the current quarter, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment related to that entity of $3.3 million into net earnings. The pre-tax gain from discontinued operations, which includes restructuring costs, was $3.4 million during both the three and six months ended June 30, 2016.

The Company evaluates performance based on operating income of each segment before restructuring and other costs. All restructuring and other costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring expense by segment and discontinued operations for the three and six months ended June 30, 2016 and 2015, respectively:

Index
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Flavors & Fragrances	$2,925	$7,191	$5,867	$13,020
Color	93	1,422	132	1,583
Asia Pacific	-	-	-	58
Corporate & Other	257	1,009	618	2,076

Total Continuing Operations	3,275	9,622	6,617	16,737

Discontinued Operations	(3,485)	85	(3,485)	114

Total Restructuring	$(210)	$9,707	$3,132	$16,851

The Company recorded restructuring costs in continuing operations for the three and six months ended June 30, 2016, as follows:

Three Months Ended June 30, 2016

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$319	$-	$319
Long-lived asset impairment	262	-	262
Write-down of inventory	-	166	166
Other restructuring costs(1)	2,528	-	2,528

Total	$3,109	$166	$3,275

Six Months Ended June 30, 2016

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$450	$-	$450
Long-lived asset impairment	733	-	733
Write-down of inventory	-	810	810
Other restructuring costs(1)	4,624	-	4,624

Total	$5,807	$810	$6,617

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

Index
The Company recorded restructuring costs in continuing operations for the three and six months ended June 30, 2015, as follows:

Three Months Ended June 30, 2015

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$1,796	$-	$1,796
Long-lived asset impairment	3,665	-	3,665
Write-down of inventory	-	140	140
Other restructuring costs(1)	4,021	-	4,021

Total	$9,482	$140	$9,622

Six Months Ended June 30, 2015

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$3,704	$-	$3,704
Long-lived asset impairment	7,480	-	7,480
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	281	281
Other restructuring costs(1)	6,573	-	6,573

Total	$16,456	$281	$16,737

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

The following table summarizes the accrual activities for the restructuring activities for the six months ended June 30, 2016:

(In thousands)	Employee Separations	Other	Total
Balance as of December 31, 2015	$10,260	$912	$11,172
Expense activity	450	4,624	5,074
Cash spent	(2,574)	(4,718)	(7,292)
Translation adjustment	145	-	145
Balance as of June 30, 2016	$8,281	$818	$9,099

11.	Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business has met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. During the current quarter, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment of $3.3 million into net earnings. The pre-tax gain from discontinued operations, which includes restructuring costs, was $3.4 million in both the three and six months ended June 30, 2016.

Index
The following table summarizes the discontinued operation’s results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Revenue	$-	$-	$-	$187
Gain (Loss) from discontinued operations before income taxes	3,441	(134)	3,410	(428)
Income tax (expense) benefit	(76)	42	(67)	127
Gain (Loss) from discontinued operations, net of tax	$3,365	$(92)	$3,343	$(301)

12.	Anticipated Divestiture

During the three months ended June 30, 2016, the Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Europe. The Company anticipates a sale within the next year and has recorded assets held for sale of inventory and other assets of $22.2 million and $1.4 million of liabilities held for sale related to the anticipated sale. In addition, the Company has recorded an impairment charge of $10.3 million during the three months ended June 30, 2016 in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. If a sale is completed, the Company expects to recognize an additional non-cash loss of approximately $9.1 million.

13.	Commitments and Contingencies

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California.  SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleges that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011.  The EEOC seeks to enjoin SNI from engaging in employment practices that discriminate on the basis of disability; asks the Court to order SNI to implement policies, practices, and programs to ensure it does not violate the ADA; and requests back pay with prejudgment interest, reinstatement, front pay, compensation for past and future pecuniary and non-pecuniary losses, and punitive damages on behalf of the five named former employees and any similarly aggrieved individuals.  Recoverable compensatory and punitive damages are subject to statutory caps.  The complaint does not request a specific damages amount.  To date, the EEOC has provided the Company with a list of 13 additional potentially aggrieved former employees not listed in the complaint who may have been terminated in violation of the ADA during the relevant time period.  In its discovery responses, the EEOC has identified 3 of those 13 former employees as additional claimants for whom the Agency seeks relief.  The Parties are currently engaged in the discovery process.

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

Revenue
Revenue was $360.8 million and $346.0 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 4.3%. Revenue was $703.3 million and $692.2 million for the six months ended June 30, 2016 and 2015, respectively, an increase of 1.6%. The impact of foreign exchange rates decreased consolidated revenue by approximately 1.8% and 2.6% for the three and six months ended June 30, 2016, respectively.

Gross Profit
The Company’s gross margin was 34.5% and 34.1% for the three months ended June 30, 2016 and 2015, respectively. Included in the cost of sales are $0.2 million and $0.1 million of restructuring costs for the three months ended June 30, 2016 and 2015, respectively. The increase in gross margin for the three months ended June 30, 2016, is primarily a result of higher volumes, mainly in the Color segment, and savings associated with the 2014 Restructuring Plan of $1.9 million. Restructuring costs did not have a significant impact on gross margin in either period.

Gross margin was 34.2% and 34.0% for the six months ended June 30, 2016 and 2015, respectively, an increase of 20 basis points. Included in the cost of sales are $0.8 million and $0.3 million of restructuring costs for the six months ended June 30, 2016 and 2015, respectively. The increase in gross margin for the six months ended June 30, 2016, is primarily a result of higher volumes, mainly in the Color segment, and savings associated with the 2014 Restructuring Plan of $3.5 million. Restructuring costs did not have a significant impact on gross margin in either period.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 22.4% and 21.1% for three months ended June 30, 2016 and 2015, respectively. Restructuring and other costs (see the discussions below regarding, Restructuring, Anticipated Divestiture and Non-GAAP Financial Measures) of $13.4 million and $10.3 million were included in selling and administrative expenses for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the increase in selling and administrative expenses as a percent of revenue is primarily due to an increase in restructuring and other costs and an increase in performance based executive compensation of $2.0 million partially offset by a sale of an import right in the Flavors & Fragrances segment of $2.7 million. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 370 basis points and 300 basis points for the three months ended June 30, 2016 and 2015, respectively.

Selling and administrative expense as a percent of revenue were 21.2% and 20.8% for the six months ended June 30, 2016 and 2015, respectively. Restructuring and other costs of $16.1 million and $17.3 million were included in selling and administrative expenses for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the increase in selling and administrative expenses as a percent of revenue is primarily due to an increase in performance based executive compensation of $3.2 million partially offset by a sale of an import right in the Flavors & Fragrances segment of $2.2 million. Restructuring and other costs increased selling and administrative expenses as a percent of revenue by 230 basis points and 250 basis points for the six months ended June 30, 2016 and 2015, respectively.

Operating Income
Operating income was $43.7 million and $45.1 million for the three months ended June 30, 2016 and 2015, respectively. Operating margins were 12.1% and 13.0% for the three months ended June 30, 2016 and 2015, respectively. Restructuring and other costs reduced operating margins by 380 basis points and 310 basis points during the three months ended June 30, 2016 and 2015, respectively.

Operating income was $91.2 million and $91.5 million for the six months ended June 30, 2016 and 2015, respectively. Operating margins were 13.0% and 13.2% for the six months ended June 30, 2016 and 2015, respectively. Restructuring and other costs reduced operating margins by 240 basis points and 260 basis points during the six months ended June 30, 2016 and 2015, respectively.

Index
Interest Expense
Interest expense was $4.6 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively, and $9.4 million and $8.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in the expense in both the three and six-month periods is primarily due to the increase in the average debt outstanding which is partially offset by the lower average interest rates.

Income Taxes
The effective income tax rates for continuing operations for the quarters ended June 30, 2016 and 2015, were 36.6% and 27.9%, respectively. For the six-month periods ended June 30, 2016 and 2015, the effective income tax rates were 31.6% and 27.8%, respectively. The effective tax rates in both 2016 and 2015 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements and mix of foreign earnings. The rate in 2016 was also impacted by the deferred tax adjustments related to the anticipated divestiture discussed below.

Restructuring
The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this section relates to the combination of both continuing and discontinued operations. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 11, Discontinued Operations, in more detail.

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. To date, closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also plans to sell its two European Natural Ingredients facilities, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and eliminate additional positions in the European Flavors & Fragrances businesses.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.    The fair values of the remaining long-lived assets are estimated to be approximately $19 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $0.3 million and $3.7 million, during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $7.5 million during the six months ended June 30, 2016 and 2015, respectively. Since initiating the Plan, the Company has recorded $85.5 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of June 30, 2016, 272 positions had been eliminated as a result of this Plan.

As mentioned above, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $13 million.

Index
As of June 30, 2016, the Company has recorded assets held for sale of land, buildings and equipment of $9.4 million related to the 2014 Restructuring Plan, and inventory, receivables and other assets of $18.8 million related to the anticipated sale of the European Natural Ingredients business. The Company also has $3.1 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring income of $0.2 million (as a result of a pre-tax gain from discontinued operations in connection with liquidation of the Leipzig entity, as discussed below) for the three months ended June 30, 2016 and restructuring costs of $9.7 million for the three months ended June 30, 2015, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors, and restructuring costs of $3.1 million and $16.9 million for the six months ended June 30, 2016 and 2015, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $144.6 million of restructuring costs through June 30, 2016. The Company expects to incur approximately $13 million of additional restructuring costs by the end of 2016 and approximately $4 million of restructuring costs in 2017.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. The Company has already realized cost savings of approximately $3 million in 2014 and an additional $9 million in 2015.  The Company expects to realize approximately $6 million to $7 million of incremental savings in 2016, of which $2.1 million and $4.1 million were realized during the three and six months ended June 30, 2016, respectively. The remaining savings are expected to be realized in 2017.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. During the current quarter, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment related to that entity of $3.3 million into net earnings. The pre-tax gain from discontinued operations, which includes restructuring costs, was $3.4 million during both the three and six months ended June 30, 2016.

Anticipated Divestiture
During the three months ended June 30, 2016, the Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Europe. The Company anticipates a sale within the next year and has recorded assets held for sale of inventory and other assets of $22.2 million and $1.4 million of liabilities held for sale related to the anticipated sale. In addition, the Company has recorded an impairment charge of $10.3 million during the three months ended June 30, 2016 in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. If a sale is completed, the Company expects to recognize an additional non-cash loss of approximately $9.1 million.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars) The other costs in 2016 are for the long-lived asset impairment charge discussed under “Anticipated Divestiture” discussed above, and the other costs in 2015 are acquisition related costs.

Index
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands except per share amounts)	2016	2015	% Change	2016	2015	% Change
Operating income from continuing operations (GAAP)	$43,665	$45,067	-3.1%	$91,184	$91,513	-0.4%
Restructuring - Cost of products sold	166	140		810	281
Restructuring - Selling and administrative	3,109	9,482		5,807	16,456
Other - Selling and administrative	10,292	855		10,292	855
Adjusted operating income	$57,232	$55,544	3.0%	$108,093	$109,105	-0.9%

Net earnings from continuing operations (GAAP)	$24,751	$29,542	-16.2%	$55,944	$60,277	-7.2%
Restructuring and other, before tax	13,567	10,477		16,909	17,592
Tax impact of restructuring and other	(738)	(2,766)		(1,600)	(4,363)
Adjusted net earnings	$37,580	$37,253	0.9%	$71,253	$73,506	-3.1%

Diluted EPS from continuing operations (GAAP)	$0.55	$0.64	-14.1%	$1.25	$1.28	-2.3%
Restructuring and other, net of tax	0.29	0.17		0.34	0.28
Adjusted diluted EPS	$0.84	$0.80	5.0%	$1.59	$1.56	1.9%

The following table summarizes the percentage change for the three and six months ended June 30, 2016, results compared to the three and six months ended June 30, 2015, results in the respective financial measures.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	2.3%	(1.2%)	3.4%	(0.7%)	(1.8%)	1.1%
Color	8.0%	(2.6%)	10.6%	5.6%	(3.6%)	9.2%
Asia Pacific	7.0%	(3.1%)	10.1%	5.1%	(4.6%)	9.7%
Total Revenue	4.3%	(1.8%)	6.1%	1.6%	(2.6%)	4.2%

Operating Income from Continuing Operations
Flavors & Fragrances	8.6%	(1.4%)	9.9%	(0.3%)	(1.7%)	1.4%
Color	9.7%	(1.5%)	11.2%	7.8%	(2.6%)	10.4%
Asia Pacific	0.3%	(3.6%)	3.9%	3.2%	(5.2%)	8.3%
Corporate & Other	35.0%	(1.5%)	36.5%	13.1%	(1.9%)	15.0%
Operating Income from Continuing Operations	(3.1%)	(1.7%)	(1.4%)	(0.4%)	(2.5%)	2.2%

Diluted EPS from Continuing Operations	(14.1%)	(1.6%)	(12.5%)	(2.3%)	(2.3%)	0.0%

Adjusted Operating Income	3.0%	(1.9%)	4.9%	(0.9%)	(2.7%)	1.8%
Adjusted Diluted EPS	5.0%	(1.3%)	6.2%	1.9%	(2.6%)	4.5%

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, which are reported in the Corporate & Other segment, interest expense and income taxes.

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, previously reported in the Asia Pacific segment, are now reported in the Color segment. The results for 2015 have been restated to reflect these changes.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $209.3 million and $204.6 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 2.3%. Foreign exchange rates reduced segment revenue by 1.2%. The increase in segment revenue was primarily due to higher revenue in Europe ($4.8 million). The higher revenue in Europe was primarily due to higher volumes ($4.2 million) and higher selling prices ($0.8 million).

Flavors & Fragrances segment operating income was $35.3 million and $32.5 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 8.6%. Foreign exchange rates reduced segment operating income by 1.4%. The higher segment operating income was due to higher operating income in North America ($1.9 million) and Europe ($1.0 million). The higher operating income in North America was primarily due to higher selling prices ($4.1 million), profit on the sale of an import right ($2.7 million), savings associated with the 2014 Restructuring Plan ($1.0 million) and lower manufacturing and other costs ($1.5 million) offset by higher raw material costs ($4.9 million) and volume and product mix ($2.3 million). The higher operating income in Europe was primarily due to volume and product mix ($1.3 million), savings associated with the 2014 Restructuring Plan ($0.9 million) and higher selling prices ($0.8 million), offset by higher manufacturing and other costs ($2.0 million). Segment operating income as a percent of revenue was 16.9% in the current quarter and 15.9% in the prior year’s comparable quarter.

Flavors & Fragrances segment revenue was $407.7 million and $410.6 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of 0.7%. Foreign exchange rates reduced segment revenue by 1.8%. The decrease in segment revenue was primarily due to lower revenue in North America ($3.9 million) partially offset by higher revenue in Europe ($0.9 million). The lower revenue in North America was primarily a result of lower volumes ($10.8 million), and the impact of unfavorable exchange rates ($2.3 million) offset by higher selling prices ($9.1 million). The higher revenue in Europe was primarily a result of higher selling prices ($1.7 million) and higher volumes ($1.4 million) partially offset by the impact of unfavorable exchange rates ($2.1 million).

Flavors & Fragrances segment operating income was $62.8 million and $63.0 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of 0.3%. Foreign exchange rates reduced segment operating income by 1.7%. The lower segment operating income was due to lower operating income in Europe ($0.8 million) partially offset by higher operating income in North America ($0.7 million). The lower operating income in Europe was primarily a result of higher manufacturing and other costs ($5.8 million) and higher raw material costs ($0.6 million) offset by savings associated with the 2014 Restructuring Plan ($2.2 million), volumes and product mix ($1.8 million) and higher selling prices ($1.7 million). The higher operating income in North America was primarily due to higher selling prices ($9.1 million), profit on the sale of an import right ($2.2 million), savings associated with the 2014 Restructuring Plan ($1.6 million) and lower manufacturing and other costs ($4.0 million) offset by higher raw material costs ($9.6 million) and volume and product mix ($6.6 million). Segment operating income as a percent of revenue was 15.4% in the current period and 15.3% in the prior year’s comparable period.

Color
Segment revenue for the Color segment was $131.6 million and $121.9 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 8.0%. Foreign exchange rates reduced segment revenue by 2.6%. The higher segment revenue was due to higher sales of non-food colors ($7.8 million) and food and beverage colors ($1.9 million). The higher sales of non-food colors were primarily due to higher volumes ($8.8 million), primarily in cosmetic colors and specialty inks, partially offset by the impact of unfavorable exchange rates ($0.8 million). The higher sales of food and beverage colors was primarily a result of higher volumes ($2.6 million) and higher selling prices ($1.7 million) partially offset by the impact of unfavorable exchange rates ($2.3 million).

Index
Segment operating income for the Color segment was $28.0 million and $25.5 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 9.7%. Foreign exchange rates reduced segment operating income by 1.5%. The higher segment operating income was primarily due to higher profit for non-food colors ($2.6 million) offset by lower profit for food and beverage colors ($0.2 million). The higher operating income for non-food colors is primarily due to higher volumes and product mix ($4.0 million) partially offset by higher manufacturing and other costs ($1.6 million). The lower operating income in food and beverage colors is primarily a result of higher raw material costs ($1.5 million), higher manufacturing and other costs ($1.1 million) and the impact of unfavorable exchange rates ($0.4 million) offset by favorable pricing ($1.7 million) and volume and product mix ($1.2 million). Segment operating income as a percent of revenue was 21.3% in the current quarter and 20.9% in the prior year’s comparable quarter.

Segment revenue for the Color segment was $257.6 million and $244.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of 5.6%. Foreign exchange rates reduced segment revenue by 3.6%. The higher segment revenue was due to higher sales of non-food colors ($13.3 million) and food and beverage colors ($0.3 million). The higher sales of non-food colors were primarily due to higher volumes ($15.6 million), primarily in cosmetic colors and specialty inks, and higher selling prices ($0.4 million) offset by the impact of unfavorable exchange rates ($2.7 million). The higher sales of food and beverage colors was primarily a result of higher volumes ($2.2 million) and higher selling prices ($4.2 million) offset by the impact of unfavorable exchange rates ($6.2 million).

Segment operating income for the Color segment was $55.8 million and $51.8 million for the six months ended June 30, 2016 and 2015, respectively, an increase of 7.8%. Foreign exchange rates reduced segment operating income by 2.6%. The higher segment operating income was primarily due to higher profit for non-food colors ($3.8 million) and food and beverage colors ($0.3 million). The higher operating income for non-food colors was primarily due to volumes and product mix ($7.0 million) and higher selling prices ($0.4 million) partially offset by higher manufacturing and other costs ($3.2 million) and the impact of unfavorable exchange rates ($0.4 million). The higher operating income for food and beverage colors was primarily a result of higher selling prices ($4.2 million) and volume and product mix ($1.3 million) offset by higher raw material costs ($3.3 million), the impact of unfavorable exchange rates ($1.0 million) and higher manufacturing and other costs ($0.9 million).  Segment operating income as a percent of revenue was 21.7% in the current period and 21.2% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $31.8 million and $29.7 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 7.0%. Foreign exchange rates reduced segment revenue by 3.1%. Higher volumes ($2.3 million) and higher selling prices ($0.7 million) were offset by the impact of unfavorable foreign exchange rates ($0.9 million).

Segment operating income for the Asia Pacific segment was $6.1 million in both the three months ended June 30, 2016 and 2015.  Foreign exchange rates reduced segment operating income by 3.6%. The increase in segment operating income was primarily a result of volumes and product mix ($1.6 million) and higher selling prices ($0.7 million) offset by higher manufacturing and other costs ($1.9 million), higher raw material costs ($0.2 million) and the impact of unfavorable foreign exchange rates ($0.2 million).  Segment operating income as a percent of revenue was 19.2% in the current quarter and 20.5% in the prior year’s comparable quarter.

Segment revenue for the Asia Pacific segment was $61.5 million and $58.6 million for the six months ended June 30, 2016 and 2015, respectively, an increase of 5.1%. Foreign exchange rates reduced segment revenue by 4.6%. Higher volumes ($4.3 million) and higher selling prices ($1.4 million) were offset by the impact of unfavorable foreign exchange rates ($2.7 million).

Segment operating income for the Asia Pacific segment was $12.1 million and $11.7 for the six months ended June 30, 2016 and 2015, respectively.  Foreign exchange rates reduced segment operating income by 5.2%. The higher segment operating income was primarily a result of volumes and product mix ($2.5 million) and higher selling prices ($1.4 million) offset by higher manufacturing and other costs ($2.9 million) and the impact of unfavorable foreign exchange rates ($0.6 million).  Segment operating income as a percent of revenue was 19.7% and 20.1% for the six months ended June 30, 2016 and 2015, respectively.

Index
Corporate & Other
The Corporate & Other operating loss was $25.8 million and $19.1 million for the three months ended June 30, 2016 and 2015, respectively, an increase of 35.0%. The higher operating loss was primarily a result of higher restructuring and other costs ($3.1 million), higher performance based compensation ($2.0 million) and higher professional services ($1.3 million). Restructuring and other costs were $13.6 million and $10.5 million for the three months ended June 30, 2016 and 2015, respectively.

The Corporate & Other operating loss was $39.6 million and $35.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of 13.1%. The higher operating loss was primarily a result of higher performance based compensation ($3.2 million) and higher professional services ($2.3 million) partially offset by lower restructuring and other costs ($0.7 million). Restructuring and other costs were $16.9 million and $17.6 million for the six months ended June 30, 2016 and 2015, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2016. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $100.8 million and $76.9 million for the six months ended June 30, 2016 and 2015, respectively. The higher cash provided by operating activities is primarily due to increased cash earnings and favorable changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $33.4 million and $32.8 million for the first six months of 2016 and 2015, respectively. Capital expenditures were $34.3 million and $37.0 million in the first six months of 2016 and 2015, respectively. During the three months ended June 30, 2016, the Company sold one facility as a result of the Company’s 2014 Restructuring Plan for $0.8 million and during the first quarter of 2015, two facilities were sold as a result of the Company’s 2014 Restructuring Plan for combined net proceeds of $12.6 million. During the three months ended June 30, 2015, the Company completed the acquisition of Xennia for $8.4 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $60.6 million and $36.0 million for the first six months of 2016 and 2015, respectively. The Company repurchased $21.1 million and $123.1 million of Company stock in the first six months of 2016 and 2015, respectively. Net debt decreased in the first six months of 2016 by $15.6 million and increased by $110.1 million in 2015, primarily to fund the repurchase of Company stock. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $24.3 million and $23.6 million were paid during the six months ended June 30, 2016 and 2015, respectively. Dividends paid were 54 cents per share and 50 cents per share in the first six months of 2016 and 2015, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2016.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of June 30, 2016.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2016.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2016.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Change in Internal Control Over Financial Reporting:  During the quarter ended June 30, 2016, the Company implemented a new enterprise resource planning software application at one significant location in its Color segment. The Company followed a system development process that required significant pre-implementation planning, design and testing. There has been no other change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2016, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of Part II of this report and Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California.  SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleges that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011.  The EEOC seeks to enjoin SNI from engaging in employment practices that discriminate on the basis of disability; asks the Court to order SNI to implement policies, practices, and programs to ensure it does not violate the ADA; and requests back pay with prejudgment interest, reinstatement, front pay, compensation for past and future pecuniary and non-pecuniary losses, and punitive damages on behalf of the five named former employees and any similarly aggrieved individuals.  Recoverable compensatory and punitive damages are subject to statutory caps.  The complaint does not request a specific damages amount.  To date, the EEOC has provided the Company with a list of 13 additional potentially aggrieved former employees not listed in the complaint who may have been terminated in violation of the ADA during the relevant time period.  In its discovery responses, the EEOC has identified 3 of those 13 former employees as additional claimants for whom the Agency seeks relief.  The Parties are currently engaged in the discovery process.

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

Except as otherwise described below, there were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what the terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and European Union countries, increased regulatory complexities, and economic uncertainties in the region. These changes may adversely affect our operations and financial results.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans
April 1 to April 30, 2016	-	-	-	1,863,688
May 1 to May 31, 2016	47,456	$66.06	47,456	1,816,232
June 1 to June 30, 2016	-	-	-	1,816,232

Total	47,456	$66.06	47,456

(1)	Shares were repurchased pursuant to the Board of Directors’ August 21, 2014, authorization to repurchase up to five million shares. Repurchases under this authorization do not have an expiration date. This authorization may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 8, 2016	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	August 8, 2016	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated April 25, 2016 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairrman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X