Form 10-Q
period 2016-09-30
SENSIENT TECHNOLOGIES CORP
filed 2016-11-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2016

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:           (414) 271‑6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐           No☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, par value $0.10 per share	44,542,816

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Revenue	$349,662	$344,533	$1,052,966	$1,036,768

Cost of products sold	227,099	231,761	690,126	688,408

Selling and administrative expenses	71,412	69,552	220,505	213,627

Operating income	51,151	43,220	142,335	134,733

Interest expense	4,584	4,295	14,021	12,316

Earnings before income taxes	46,567	38,925	128,314	122,417

Income taxes	10,948	11,287	36,751	34,502

Earnings from continuing operations	35,619	27,638	91,563	87,915

Gain (Loss) from discontinued operations, net of tax	-	(47)	3,343	(348)
Net earnings	$35,619	$27,591	$94,906	$87,567

Weighted average number of shares outstanding:
Basic	44,532	45,392	44,604	46,239

Diluted	44,816	45,675	44,873	46,543

Earnings per common share:

Basic:
Continuing operations	$0.80	$0.61	$2.05	$1.90
Discontinued operations	-	-	0.07	(0.01)
Earnings per common share	$0.80	$0.61	$2.13	$1.89

Diluted:
Continuing operations	$0.79	$0.61	$2.04	$1.89
Discontinued operations	-	-	0.07	(0.01)
Earnings per common share	$0.79	$0.60	$2.11	$1.88

Dividends declared per common share	$0.27	$0.27	$0.81	$0.77

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Comprehensive Income	$32,784	$7,077	$86,708	$24,922

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,505	$11,997
Trade accounts receivable, net	244,157	232,047
Inventories	406,957	409,159
Prepaid expenses and other current assets	37,792	44,673
Assets held for sale	48,796	31,029

TOTAL CURRENT ASSETS	761,207	728,905

OTHER ASSETS	72,416	71,117
DEFERRED TAX ASSETS	17,323	25,177
INTANGIBLE ASSETS, NET	8,480	9,209
GOODWILL	397,764	399,646

PROPERTY, PLANT AND EQUIPMENT:
Land	35,118	33,975
Buildings	271,566	274,318
Machinery and equipment	651,446	664,917
Construction in progress	85,251	62,515
	1,043,381	1,035,725
Less accumulated depreciation	(564,952)	(566,047)
	478,429	469,678

TOTAL ASSETS	$1,735,619	$1,703,732

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$99,468	$95,442
Accrued salaries, wages and withholdings from employees	25,766	23,530
Other accrued expenses	68,756	61,701
Income taxes	2,848	7,504
Short-term borrowings	21,417	20,655
Liabilities held for sale	6,192	4,090

TOTAL CURRENT LIABILITIES	224,447	212,922

DEFERRED INCOME TAXES	7,225	5,640
OTHER LIABILITIES	7,792	7,534
ACCRUED EMPLOYEE AND RETIREE BENEFITS	20,919	19,007
LONG‑TERM DEBT	596,840	613,502

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	114,642	109,974
Earnings reinvested in the business	1,360,851	1,302,302
Treasury stock, at cost	(424,233)	(402,483)
Accumulated other comprehensive loss	(178,260)	(170,062)

TOTAL SHAREHOLDERS’ EQUITY	878,396	845,127

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,735,619	$1,703,732

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2016	2015

Cash flows from operating activities:
Net earnings	$94,906	$87,567
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	35,176	36,374
Share-based compensation	6,743	14
Loss on assets	7,893	8,725
Deferred income taxes	8,454	4,466
Liquidation of foreign entity	(3,257)	-
Changes in operating assets and liabilities	679	(43,672)

Net cash provided by operating activities	150,594	93,474

Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,004)	(55,508)
Proceeds from sale of assets	3,597	12,826
Acquisition of new business	-	(8,393)
Other investing activity	(82)	(168)

Net cash used in investing activities	(54,489)	(51,243)

Cash flows from financing activities:
Proceeds from additional borrowings	163,370	198,857
Debt payments	(185,697)	(31,850)
Purchase of treasury stock	(27,728)	(160,990)
Dividends paid	(36,357)	(35,901)
Proceeds from options exercised and other equity transactions	409	554

Net cash used in financing activities	(86,003)	(29,330)

Effect of exchange rate changes on cash and cash equivalents	1,406	(9,050)

Net increase in cash and cash equivalents	11,508	3,851
Cash and cash equivalents at beginning of period	11,997	20,329

Cash and cash equivalents at end of period	$23,505	$24,180

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2016; the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015; and cash flows for the nine months ended September 30, 2016 and 2015.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Index
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, primarily the accounting for the associated income taxes. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2015, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of September 30, 2016, and December 31, 2015, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.2 million as of September 30, 2016, and December 31, 2015. The fair value of the investments based on September 30, 2016, and December 31, 2015, market quotes (Level 1 inputs) was an asset of $4.2 million and $1.5 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of September 30, 2016. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2016, was $596.8 million. The fair value of the long-term debt at September 30, 2016, was $619.4 million.

3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2016:
Revenue from external customers	$194,845	$121,424	$33,393	$-	$349,662
Intersegment revenue	5,818	4,021	51	-	9,890
Total revenue	$200,663	$125,445	$33,444	$-	$359,552

Operating income (loss)	$32,280	$26,295	$6,584	$(14,008)	$51,151
Interest expense	-	-	-	4,584	4,584
Earnings (loss) before income taxes	$32,280	$26,295	$6,584	$(18,592)	$46,567

Three months ended September 30, 2015:
Revenue from external customers	$201,049	$115,146	$28,338	$-	$344,533
Intersegment revenue	6,324	3,322	35	-	9,681
Total revenue	$207,373	$118,468	$28,373	$-	$354,214

Operating income (loss)	$31,369	$23,181	$5,703	$(17,033)	$43,220
Interest expense	-	-	-	4,295	4,295
Earnings (loss) before income taxes	$31,369	$23,181	$5,703	$(21,328)	$38,925

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2016:
Revenue from external customers	$586,955	$371,166	$94,845	$-	$1,052,966
Intersegment revenue	21,374	11,909	129	-	33,412
Total revenue	$608,329	$383,075	$94,974	$-	$1,086,378

Operating income (loss)	$95,097	$82,143	$18,701	$(53,606)	$142,335
Interest expense	-	-	-	14,021	14,021
Earnings (loss) before income taxes	$95,097	$82,143	$18,701	$(67,627)	$128,314

Nine months ended September 30, 2015:
Revenue from external customers	$598,226	$351,737	$86,805	$-	$1,036,768
Intersegment revenue	19,757	10,779	120	-	30,656
Total revenue	$617,983	$362,516	$86,925	$-	$1,067,424

Operating income (loss)	$94,354	$74,972	$17,448	$(52,041)	$134,733
Interest expense	-	-	-	12,316	12,316
Earnings (loss) before income taxes	$94,354	$74,972	$17,448	$(64,357)	$122,417

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, previously reported in the Asia Pacific segment, are now reported in the Color segment. The results for 2015 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2016 and 2015 restructuring and other costs related to continuing operations are reported in the Corporate & Other segment. See Note 10, Restructuring, for more information on the Company’s restructuring activities. The other costs in 2016 pertain to the costs associated with the Company’s anticipated divestiture, see Note 12, Anticipated Divestiture, and the other costs in 2015 are acquisition related costs.

4.	Inventories

At September 30, 2016, and December 31, 2015, inventories included finished and in-process products totaling $277.1 million and $291.9 million, respectively, and raw materials and supplies of $129.8 million and $117.3 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Service cost	$502	$654	$1,508	$1,977
Interest cost	414	467	1,259	1,412
Expected return on plan assets	(286)	(321)	(883)	(967)
Amortization of actuarial loss	54	72	162	219
Settlement expense	-	506	-	506
Total defined benefit expense	$684	$1,378	$2,046	$3,147

Index
6.	Shareholders’ Equity

The Company repurchased 89,251 and 400,477 shares of its common stock for an aggregate cost of $6.7 million and $25.2 million, respectively, during the three and nine months ended September 30, 2016, and 0.6 million and 2.5 million shares of its common stock for an aggregate cost of $38.2 million and $165.4 million, respectively, during the three and nine months ended September 30, 2015. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective nine-month period.

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $16.4 million and $35.2 million of forward exchange contracts, designated as hedges, outstanding as of September 30, 2016, and December 31, 2015, respectively. For the three months ended September 30, 2016 and 2015, losses of $0.2 million and $0.5 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the nine months ended September 30, 2016 and 2015, losses of $0.9 million and $0.8 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges, the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of September 30, 2016, and December 31, 2015, the total value of the Company’s Euro and Swiss Franc debt was $208.5 million and $162.5 million, respectively.  For the three and nine months ended September 30, 2016, the impact of foreign exchange rates on these debt instruments increased debt by $2.2 million and  $5.8 million, respectively, which has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended September 30, 2016 and 2015, were 23.5% and 29.0%, respectively. For the nine-month periods ended September 30, 2016 and 2015, the effective income tax rates for continuing operations were 28.6% and 28.2%, respectively. The effective tax rates in both 2016 and 2015 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances and mix of foreign earnings. The rate in 2016 was also impacted by the deferred tax adjustments related to the anticipated divestiture discussed in Note 12, Anticipated Divestiture.

Index
9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three- and nine-month periods ended September 30, 2016:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of June 30, 2016	$(30)	$(4,320)	$(171,075)	$(175,425)
Other comprehensive income before reclassifications	(322)	-	(2,691)	(3,013)
Amounts reclassified from OCI	142	36	-	178
Balance as of September 30, 2016	$(210)	$(4,284)	$(173,766)	$(178,260)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2015	$164	$(4,393)	$(165,833)	$(170,062)
Other comprehensive income before reclassifications	(1,065)	-	(4,676)	(5,741)
Amounts reclassified from OCI	691	109	(3,257)	(2,457)
Balance as of September 30, 2016	$(210)	$(4,284)	$(173,766)	$(178,260)

(a)	Cash Flow Hedges and Pension Items are net of tax.

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

Index
Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.    The fair values of the remaining long-lived assets are estimated to be approximately $19 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation, of $0.2 million and $2.6 million, during the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $10.1 million during the nine months ended September 30, 2016 and 2015, respectively. Since initiating the Plan, the Company has recorded $85.6 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of September 30, 2016, 256 positions had been eliminated as a result of this Plan.

As mentioned above, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $15 million.

As of September 30, 2016, the Company has recorded assets held for sale of land, buildings and equipment of $9.7 million related to the 2014 Restructuring Plan.  In addition, $20 million of inventory, receivables and other assets are included in assets held for sale related to the anticipated sale of the European Natural Ingredients business. The Company also has $4.6 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring costs of $2.8 million for the three months ended September 30, 2016, and $10.9 million for the three months ended September 30, 2015, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors, and restructuring costs of $5.9 million and $27.7 million for the nine months ended September 30, 2016 and 2015, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $147.3 million of restructuring costs through September 30, 2016. The Company expects to incur approximately $4 million of additional restructuring costs by the end of 2016 and approximately $16 million of restructuring costs in 2017.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. Since initiating the Plan, the Company has realized total savings of approximately $22 million as of September 30, 2016. During the three months ended September 30, 2016, the Company realized approximately $3 million of savings and expects to realize approximately $1 million of additional savings by the end of 2016. The remaining savings are expected to be realized in 2017. The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. During the three months ended June 30, 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment related to that entity of $3.3 million into net earnings.

Index
The Company evaluates performance based on operating income of each segment before restructuring and other costs. All restructuring and other costs related to continuing operations are recorded in the Corporate & Other segment. The following table summarizes the restructuring expense by segment and discontinued operations for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Flavors & Fragrances	$2,763	$10,035	$8,630	$23,055
Color	(67)	245	65	1,828
Asia Pacific	-	-	-	58
Corporate & Other	85	672	703	2,748

Total Continuing Operations	2,781	10,952	9,398	27,689

Discontinued Operations	-	(71)	(3,485)	43

Total Restructuring	$2,781	$10,881	$5,913	$27,732

The Company recorded restructuring costs in continuing operations for the three and nine months ended September 30, 2016, as follows:

Three Months Ended September 30, 2016
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$288	$-	$288
Long-lived asset impairment (gain)	(231)	-	(231)
Write-down of inventory	-	-	-
Other restructuring costs(1)	2,724	-	2,724

Total	$2,781	$-	$2,781

Nine Months Ended September 30, 2016
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$738	$-	$738
Long-lived asset impairment	502	-	502
Write-down of inventory	-	810	810
Other restructuring costs(1)	7,348	-	7,348

Total	$8,588	$810	$9,398

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

Index
The Company recorded restructuring costs in continuing operations for the three and nine months ended September 30, 2015, as follows:

Three Months Ended September 30, 2015
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$745	$-	$745
Long-lived asset impairment	2,610	-	2,610
Write-down of inventory	-	2,814	2,814
Other restructuring costs(1)	4,783	-	4,783

Total	$8,138	$2,814	$10,952

Nine Months Ended September 30, 2015
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$4,449	$-	$4,449
Long-lived asset impairment	10,090	-	10,090
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	3,095	3,095
Other restructuring costs(1)	11,356	-	11,356

Total	$24,594	$3,095	$27,689

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

The following table summarizes the accrual activities for the restructuring activities for the nine months ended September 30, 2016:

(In thousands)	Employee Separations	Other	Total
Balance as of December 31, 2015	$10,260	$912	$11,172
Expense activity	738	7,348	8,086
Cash spent	(3,216)	(7,620)	(10,836)
Translation adjustment	209	-	209
Balance as of September 30, 2016	$7,991	$640	$8,631

11.	Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business has met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. During the three months ended June 30, 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment of $3.3 million into net earnings.

Index
The following table summarizes the discontinued operation’s results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Revenue	$-	$-	$-	$187
Gain (Loss) from discontinued operations before income taxes	-	(11)	3,410	(439)
Income tax (expense) benefit	-	(36)	(67)	91
Gain (Loss) from discontinued operations, net of tax	$-	$(47)	$3,343	$(348)

12.	Anticipated Divestiture

During the three months ended June 30, 2016, the Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Europe. The Company anticipates a sale within the next year and has recorded assets held for sale of inventory and other assets of $19.1 million and $1.6 million of liabilities held for sale related to the anticipated sale as of September 30, 2016. In addition, the Company recorded an impairment charge of $10.3 million during the second quarter of 2016, in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. If a sale is completed, the Company expects to recognize an additional non-cash loss of approximately $7 million. During the three months ended September 30, 2016, the Company incurred $0.2 million of outside professional fees related to the anticipated divestiture.

13.	Subsequent Events

On October 3, 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with Accounting Standards Codification Topic 860, Transfers and Servicing. Trade receivables were sold to the third-party financial institution, Wells Fargo, for which $40 million in proceeds was received.

14.	Commitments and Contingencies

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

On September 20, 2016, the Company and the EEOC engaged in a mediation session in which the parties worked to settle this matter.  The parties are still negotiating and attempting to finalize the terms of a settlement agreement, but the Company accrued $0.6 million for the settlement of this matter, during the three months ended September 30, 2016.

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

Revenue
Revenue was $349.7 million and $344.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of 1.5%. Revenue was $1.1 billion and $1.0 billion for the nine months ended September 30, 2016 and 2015, respectively, an increase of 1.6%. The impact of foreign exchange rates decreased consolidated revenue by approximately 1.0% and 2.1% for the three and nine months ended September 30, 2016, respectively.

Gross Profit
The Company’s gross margin was 35.1% and 32.7% for the three months ended September 30, 2016 and 2015, respectively. Included in the cost of sales are $2.8 million of restructuring costs for the three months ended September 30, 2015. The increase in gross margin for the three months ended September 30, 2016, is primarily a result of higher selling prices, higher volumes, mainly in the Color segment, and savings associated with the 2014 Restructuring Plan ($2.5 million). Restructuring costs did not have an impact on gross margin for the three months ended September 30, 2016, and restructuring costs reduced gross margin by 80 basis points for the three months ended September 30, 2015.

Gross margin was 34.5% and 33.6% for the nine months ended September 30, 2016 and 2015, respectively, an increase of 90 basis points. Included in the cost of sales are $0.8 million and $3.1 million of restructuring costs for the nine months ended September 30, 2016 and 2015, respectively. The increase in gross margin for the nine months ended September 30, 2016, is primarily a result of higher selling prices and higher volumes, mainly in the Color segment, and savings associated with the 2014 Restructuring Plan ($8.1 million). Restructuring costs did not have a significant impact on gross margin for the nine months ended September 30, 2016, and restructuring costs reduced gross margin by 30 basis points for the nine months ended September 30, 2015.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 20.4% and 20.2% for the three months ended September 30, 2016 and 2015, respectively. Restructuring and other costs (see the discussions below regarding Restructuring, Anticipated Divestiture and Non-GAAP Financial Measures) of $3.0 million and $8.2 million were included in selling and administrative expenses for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the increase in selling and administrative expenses as a percent of revenue is primarily due to an increase in performance based executive compensation of $3.9 million and outside professional fees of $1.8 million. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 80 basis points and 240 basis points for the three months ended September 30, 2016 and 2015, respectively.

Selling and administrative expense as a percent of revenue were 20.9% and 20.6% for the nine months ended September 30, 2016 and 2015, respectively. Restructuring and other costs of $19.1 million and $25.5 million were included in selling and administrative expenses for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the increase in selling and administrative expenses as a percent of revenue is primarily due to an increase in performance based executive compensation of $7.1 million and outside professional fees of $5.6 million partially offset by a sale of an import right in the Flavors & Fragrances segment of $2.2 million. Restructuring and other costs increased selling and administrative expenses as a percent of revenue by 180 basis points and 250 basis points for the nine months ended September 30, 2016 and 2015, respectively.

Operating Income
Operating income was $51.2 million and $43.2 million for the three months ended September 30, 2016 and 2015, respectively. Operating margins were 14.6% and 12.5% for the three months ended September 30, 2016 and 2015, respectively. Restructuring and other costs reduced operating margins by 90 basis points and 320 basis points during the three months ended September 30, 2016 and 2015, respectively.

Index
Operating income was $142.3 million and $134.7 million for the nine months ended September 30, 2016 and 2015, respectively. Operating margins were 13.5% and 13.0% for the nine months ended September 30, 2016 and 2015, respectively. Restructuring and other costs reduced operating margins by 190 basis points and 280 basis points during the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense
Interest expense was $4.6 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively, and $14.0 million and $12.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the expense in both the three- and nine-month periods is primarily due to the increase in the average debt outstanding which is partially offset by the lower average interest rates.

Income Taxes
The effective income tax rates for continuing operations for the three months ended September 30, 2016 and 2015, were 23.5% and 29.0%, respectively. For the nine-month periods ended September 30, 2016 and 2015, the effective income tax rates were 28.6% and 28.2%, respectively. The effective tax rates in both 2016 and 2015 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances and mix of foreign earnings. The rate in 2016 was also impacted by the deferred tax adjustments related to the anticipated divestiture discussed below.

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

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.    The fair values of the remaining long-lived assets are estimated to be approximately $19 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation, of $0.2 million and $2.6 million, during the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $10.1 million during the nine months ended September 30, 2016 and 2015, respectively. Since initiating the Plan, the Company has recorded $85.6 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of September 30, 2016, 256 positions had been eliminated as a result of this Plan.

Index
As mentioned above, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $15 million.

As of September 30, 2016, the Company has recorded assets held for sale of land, buildings and equipment of $9.7 million related to the 2014 Restructuring Plan.  In addition, $20 million of inventory, receivables and other assets are included in assets held for sale related to the anticipated sale of the European Natural Ingredients business. The Company also has $4.6 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring costs of $2.8 million for the three months ended September 30, 2016, and $10.9 million for the three months ended September 30, 2015, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors, and restructuring costs of $5.9 million and $27.7 million for the nine months ended September 30, 2016 and 2015, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $147.3 million of restructuring costs through September 30, 2016. The Company expects to incur approximately $4 million of additional restructuring costs by the end of 2016 and approximately $16 million of restructuring costs in 2017.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. Since initiating the Plan, the Company has realized total savings of approximately $22 million as of September 30, 2016. During the three months ended September 30, 2016, the Company realized approximately $3 million of savings and expects to realize approximately $1 million of additional savings by the end of 2016. The remaining savings are expected to be realized in 2017. The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. During the three months ended June 30, 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment related to that entity of $3.3 million into net earnings.

Anticipated Divestiture
During the three months ended June 30, 2016, the Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Europe. The Company anticipates a sale within the next year and has recorded assets held for sale of inventory and other assets of $19.1 million and $1.6 million of liabilities held for sale related to the anticipated sale as of September 30, 2016. In addition, the Company recorded an impairment charge of $10.3 million during the second quarter of 2016, in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. If a sale is completed, the Company expects to recognize an additional non-cash loss of approximately $7 million. During the three months ended September 30, 2016, the Company incurred $0.2 million of outside professional fees related to the anticipated divestiture.

Index
NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2016 are for the anticipated divestiture related costs discussed under “Anticipated Divestiture” above, and the other costs in 2015 are acquisition related costs.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Operating income from continuing operations (GAAP)	$51,151	$43,220	18.4%	$142,335	$134,733	5.6%
Restructuring - Cost of products sold	-	2,814		810	3,095
Restructuring - Selling and administrative	2,781	8,138		8,588	24,594
Other - Selling and administrative	191	18		10,483	873
Adjusted operating income	$54,123	$54,190	-0.1%	$162,216	$163,295	-0.7%

Net earnings from continuing operations (GAAP)	$35,619	$27,638	28.9%	$91,563	$87,915	4.1%
Restructuring and other, before tax	2,972	10,970		19,881	28,562
Tax impact of restructuring and other	(1,399)	(3,396)		(2,999)	(7,759)
Adjusted net earnings	$37,192	$35,212	5.6%	$108,445	$108,718	-0.3%

Diluted EPS from continuing operations (GAAP)	$0.79	$0.61	29.5%	$2.04	$1.89	7.9%
Restructuring and other, net of tax	0.04	0.17		0.38	0.45
Adjusted diluted EPS	$0.83	$0.77	7.8%	$2.42	$2.34	3.4%

The following table summarizes the percentage change for the three and nine months ended September 30, 2016, results compared to the three and nine months ended September 30, 2015, results in the respective financial measures.

Index
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(3.2%)	(1.5%)	(1.8%)	(1.6%)	(1.7%)	0.1%
Color	5.9%	(1.5%)	7.4%	5.7%	(2.9%)	8.6%
Asia Pacific	17.9%	2.6%	15.2%	9.3%	(2.2%)	11.5%
Total Revenue	1.5%	(1.0%)	2.5%	1.6%	(2.1%)	3.7%

Operating Income from Continuing Operations
Flavors & Fragrances	2.9%	(1.4%)	4.3%	0.8%	(1.6%)	2.3%
Color	13.4%	(1.2%)	14.6%	9.6%	(2.1%)	11.7%
Asia Pacific	15.4%	2.1%	13.3%	7.2%	(2.8%)	10.0%
Corporate & Other	(17.8%)	(0.8%)	(17.0%)	3.0%	(1.5%)	4.5%
Operating Income from Continuing Operations	18.4%	(1.0%)	19.4%	5.6%	(2.0%)	7.7%

Diluted EPS from Continuing Operations	29.5%	(1.6%)	31.1%	7.9%	(2.1%)	10.1%

Adjusted Operating Income (1)	(0.1%)	(1.1%)	0.9%	(0.7%)	(2.2%)	1.5%
Adjusted Diluted EPS (1)	7.8%	(1.3%)	9.1%	3.4%	(2.6%)	6.0%

(1)	Refer to table above for a reconciliation of these non-GAAP measures.

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

Flavors & Fragrances
Flavors & Fragrances segment revenue was $200.7 million and $207.4 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of 3.2%. Foreign exchange rates reduced segment revenue by 1.5%. The decrease in segment revenue was primarily due to lower revenue in Europe ($4.4 million) and lower revenue in North America ($2.7 million) partially offset by higher revenue in Latin America ($0.4 million). The lower revenue in Europe was primarily due to lower volumes ($2.4 million) and the impact of unfavorable exchange rates ($2.0 million). The lower revenue in North America was primarily due to lower volumes ($8.2 million) partially offset by higher selling prices ($5.4 million). The higher revenue in Latin America was primarily due to higher volumes ($0.9 million) and higher selling prices ($0.6 million) partially offset by the impact of unfavorable exchange rates ($1.1 million).

Flavors & Fragrances segment operating income was $32.3 million and $31.4 million for the three months ended September 30, 2016 and 2015, respectively, an increase of 2.9%. Foreign exchange rates reduced segment operating income by 1.4%. The higher segment operating income was due to higher operating income in North America ($1.4 million) partially offset by lower operating income in Latin America ($0.4). Operating income in Europe was consistent with the same period of 2015. The higher operating income in North America was primarily due to higher selling prices ($5.4 million), and savings associated with the 2014 Restructuring Plan ($1.5 million) partially offset by unfavorable volume and mix ($3.7 million) and higher raw material costs ($1.5 million). The lower operating income in Latin America was primarily due to higher raw material costs ($0.9 million) and higher manufacturing and other costs ($0.8 million) and the impact of unfavorable exchange rates ($0.3 million) partially offset by higher volume and mix ($0.9 million) and favorable selling prices ($0.6 million). Segment operating income as a percent of revenue was 16.1% in the current quarter and 15.1% in the prior year’s comparable quarter.

Index
Flavors & Fragrances segment revenue was $608.3 million and $618.0 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of 1.6%. Foreign exchange rates reduced segment revenue by 1.7%. The decrease in segment revenue was primarily due to lower revenue in North America ($6.7 million) and lower revenue in Europe ($3.4 million) partially offset by higher revenue in Latin America ($0.4 million). The lower revenue in North America was primarily a result of lower volumes ($19.0 million), and the impact of unfavorable exchange rates ($2.2 million) partially offset by higher selling prices ($14.6 million). The lower revenue in Europe was primarily a result of the impact of unfavorable exchange rates ($4.1 million) and lower volumes ($1.4 million) partially offset by higher selling prices ($2.0 million). The higher revenue in Latin America was primarily a result of higher volumes ($2.4 million) and higher selling prices ($2.0 million) partially offset by the impact of unfavorable exchange rates ($4.0 million).

Flavors & Fragrances segment operating income was $95.1 million and $94.4 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of 0.8%. Foreign exchange rates reduced segment operating income by 1.6%. The higher segment operating income was due to higher operating income in North America ($2.1 million) partially offset by lower operating income in Europe ($0.9 million) and Latin America ($0.5 million). The higher operating income in North America was primarily due to higher selling prices ($14.6 million), savings associated with the 2014 Restructuring Program ($5.1 million), lower manufacturing and other costs ($2.8 million) and profit on the sale of an import right ($2.2 million) partially offset by volume and mix ($11.3 million) and higher raw material costs ($11.1 million). The lower operating income in Europe was primarily a result of higher manufacturing and other costs ($7.5 million) partially offset by savings associated with the 2014 Restructuring Plan ($3.2 million), higher selling prices ($2.0 million), volumes and product mix ($0.9 million) and lower raw material costs ($0.6 million). The lower operating income in Latin America was primarily a result of higher raw material costs ($1.9 million), higher manufacturing and other costs ($1.8 million) and the impact of unfavorable exchange rates ($0.9 million) partially offset by volume and mix ($2.1 million) and higher selling prices ($2.0 million). Segment operating income as a percent of revenue was 15.6% in the current period and 15.3% in the prior year’s comparable period.

Color
Segment revenue for the Color segment was $125.4 million and $118.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of 5.9%. Foreign exchange rates reduced segment revenue by 1.5%. The higher segment revenue was due to higher sales of non-food colors ($4.7 million) and food and beverage colors ($2.3 million). The higher sales of non-food colors were primarily due to higher volumes ($5.3 million), primarily in cosmetic colors and specialty inks, partially offset by the impact of unfavorable exchange rates ($0.4 million). The higher sales of food and beverage colors was primarily a result of higher volumes ($2.6 million) and higher selling prices ($1.0 million) partially offset by the impact of unfavorable exchange rates ($1.3 million).

Segment operating income for the Color segment was $26.3 million and $23.2 million for the three months ended September 30, 2016 and 2015, respectively, an increase of 13.4%. Foreign exchange rates reduced segment operating income by 1.2%. The higher segment operating income was primarily due to higher profit for food and beverage colors ($1.8 million) and non-food colors ($1.3 million). The higher operating income in food and beverage colors is primarily a result of higher selling prices ($1.0 million), lower raw material costs ($0.8 million) and volume and product mix ($0.7 million) partially offset by higher manufacturing and other costs ($0.5 million). The higher operating income for non-food colors is primarily due to volumes and product mix ($2.3 million) partially offset by higher manufacturing and other costs ($0.7 million). Segment operating income as a percent of revenue was 21.0% in the current quarter and 19.6% in the prior year’s comparable quarter.

Segment revenue for the Color segment was $383.1 million and $362.5 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of 5.7%. Foreign exchange rates reduced segment revenue by 2.9%. The higher segment revenue was due to higher sales of non-food colors ($18.0 million) and food and beverage colors ($2.6 million). The higher sales of non-food colors were primarily due to higher volumes ($20.4 million), primarily in cosmetic colors and specialty inks, and higher selling prices ($0.7 million) offset by the impact of unfavorable exchange rates ($3.1 million). The higher sales of food and beverage colors was primarily a result of higher volumes ($4.1 million) and higher selling prices ($6.0 million) offset by the impact of unfavorable exchange rates ($7.5 million).

Segment operating income for the Color segment was $82.1 million and $75.0 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of 9.6%. Foreign exchange rates reduced segment operating income by 2.1%. The higher segment operating income was primarily due to higher profit for non-food colors ($5.1 million) and food and beverage colors ($2.1 million). The higher operating income for non-food colors was primarily due to volume and product mix ($9.5 million) and higher selling prices ($0.7 million) partially offset by higher manufacturing and other costs ($4.1 million), higher raw material costs ($0.5 million) and the impact of unfavorable exchange rates ($0.5 million). The higher operating income for food and beverage colors was primarily due to higher selling prices ($6.0 million) and volumes and product mix ($1.2 million) partially offset by higher raw material costs ($2.4 million), higher manufacturing and other costs ($1.6 million) and the impact of unfavorable exchange rates ($1.1 million). Segment operating income as a percent of revenue was 21.4% in the current period and 20.7% in the prior year’s comparable period.

Index
Asia Pacific
Segment revenue for the Asia Pacific segment was $33.4 million and $28.4 million for the three months ended September 30, 2016 and 2015, respectively, an increase of 17.9%. Foreign exchange rates increased segment revenue by 2.6%. The higher revenue was due to higher volumes ($3.4 million), selling prices ($1.0 million) and the impact of favorable foreign exchange rates ($0.7 million).

Segment operating income for the Asia Pacific segment was $6.6 million and $5.7 million for the three months ended September 30, 2016 and 2015, respectively, an increase of 15.4%.  Foreign exchange rates increased segment operating income by 2.1%. The increase in segment operating income was primarily a result of volumes and product mix ($2.4 million) and higher selling prices ($1.0 million) partially offset by higher manufacturing and other costs ($2.5 million) and higher raw material costs ($0.2 million). Segment operating income as a percent of revenue was 19.7% in the current quarter and 20.1% in the prior year’s comparable quarter.

Segment revenue for the Asia Pacific segment was $95.0 million and $86.9 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of 9.3%. Foreign exchange rates decreased segment revenue by 2.2%. The higher revenue was due to higher volumes ($7.4 million) and higher selling prices ($2.6 million) partially offset by the impact of unfavorable foreign exchange rates ($1.9 million).

Segment operating income for the Asia Pacific segment was $18.7 million and $17.5 million for the nine months ended September 30, 2016 and 2015, respectively.  Foreign exchange rates reduced segment operating income by 2.8%. The higher segment operating income was primarily a result of volumes and product mix ($5.1 million) and higher selling prices ($2.6 million) offset by higher manufacturing and other costs ($5.5 million), higher raw material costs ($0.4 million) and the impact of unfavorable foreign exchange rates ($0.5 million).  Segment operating income as a percent of revenue was 19.7% and 20.1% for the nine months ended September 30, 2016 and 2015, respectively.

Corporate & Other
The Corporate & Other operating loss was $14.0 million and $17.0 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of 17.8%. The lower operating loss was primarily a result of lower restructuring and other costs ($8.0 million) offset by higher performance based compensation ($3.9 million) and higher professional services ($1.6 million). Restructuring and other costs were $3.0 million and $11.0 million for the three months ended September 30, 2016 and 2015, respectively.

The Corporate & Other operating loss was $53.6 million and $52.0 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of 3.0%. The higher operating loss was primarily a result of higher performance based compensation ($7.1 million) and higher professional services ($3.9 million) partially offset by lower restructuring and other costs ($8.7 million). Restructuring and other costs were $19.9 million and $28.6 million for the nine months ended September 30, 2016 and 2015, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2016. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $150.6 million and $93.5 million for the nine months ended September 30, 2016 and 2015, respectively. The higher cash provided by operating activities is primarily due to increased cash earnings and favorable changes in working capital.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $54.5 million and $51.2 million for the nine months ended September 30 2016 and 2015, respectively. Capital expenditures were $58.0 million and $55.5 million for the nine months ended September 30 2016 and 2015, respectively. During the second quarter of 2016, the Company sold one facility as a result of the Company’s 2014 Restructuring Plan for $0.8 million and during the first quarter of 2015, two facilities were sold as a result of the Company’s 2014 Restructuring Plan for combined net proceeds of $12.6 million. During the second quarter of 2015, the Company completed the acquisition of Xennia for $8.4 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $86.0 million and $29.3 million for the nine months ended September 30 2016 and 2015, respectively. The Company repurchased $27.7 million and $161.0 million of Company stock for the nine months ended September 30, 2016 and 2015, respectively. Net debt decreased in the first nine months of 2016 by $22.3 million and increased by $167.0 million in 2015. The increase in net debt in 2015 was primarily to fund the repurchase of Company stock. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $36.4 million and $35.9 million were paid during the nine months ended September 30, 2016 and 2015, respectively. Dividends paid were 81 cents per share and 77 cents per share in the first nine months of 2016 and 2015, respectively. Subsequent to September 30, 2016, the Company announced that its quarterly dividend would increase to 30 cents per share, starting with its dividend payable on December 1, 2016.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2016.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of September 30, 2016. As discussed in Note 13, Subsequent Events, above, on October 3, 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables and removed from the Company’s consolidated balance sheet.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2016.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2016.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2016, and statements including the terms “expect,” “believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of Part II of this report and Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On September 20, 2016, the Company and the EEOC engaged in a mediation session in which the parties worked to settle this matter.  The parties are still negotiating and attempting to finalize the terms of a settlement agreement, but the Company accrued $0.6 million for the settlement of this matter, during the three months ended September 30, 2016.

Index
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans

July 1 to July 31, 2016	-	$-	-	1,816,232
August 1 to August 31, 2016	-	-	-	1,816,232
September 1 to September 30, 2016	89,251	74.77	89,251	1,726,981
Total	89,251	$74.77	89,251

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 7, 2016	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	November 7, 2016	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Receivables Sale Agreement, dated as of October 3, 2016, among Sensient Natural Ingredients LLC, Sensient Colors LLC and Sensient Receivables LLC	Exhibit 10.1 to current report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.2	Receivables Purchase Agreement, dated as of October 3, 2016, among Sensient Receivables LLC, Sensient Technologies Corporation and Wells Fargo Bank, National Association	Exhibit 10.1 to current report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3	Performance Undertaking, made as of October 3, 2016, by Sensient Technologies Corporation in favor of Sensient Receivables LLC	Exhibit 10.1 to current report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X