Form 10-K
period 2016-12-31
SENSIENT TECHNOLOGIES CORP
filed 2017-02-23
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2016, was $3,147,125,310.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 44,359,946 shares of Common Stock outstanding as of February 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2017 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2016 INDEX

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2016, and statements including the terms “expect,” believe,” “anticipate” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; our ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts and acquisition and divestiture activities; the effectiveness of the Company’s restructuring activities; changes in costs of raw materials, including energy; industry, regulatory and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends, and the Company believes the information can be beneficial to investors for the same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the restructuring and other costs excluded from the non-GAAP financial measures in 2016, 2015 and 2014 and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the sections titled “NON-GAAP FINANCIAL MEASURES.”

Index
PART I

Item 1.	Business

General

Sensient Technologies Corporation (the “Company”) was incorporated in 1882 in Wisconsin.  Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Act”), and, in accordance with the Act, files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be read and copied at the public reference facilities of the Commission at its principal offices at 100 F Street, N.E., Washington, D.C. 20549, and can also be accessed from the website maintained by the Commission at http://www.sec.gov.  The public may obtain information on operations of the public reference room by calling the Commission at (800) SEC-0330.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.”  Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The Company can also be reached at its website at www.sensient.com.  The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report.  The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission.  Charters for the Audit, Compensation and Development, Nominating and Corporate Governance, Finance and Executive Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Corporate Governance Guidelines, Policy on Recovery of Incentive Compensation From Executives and Directors and Officers Stock Ownership Guidelines are also available on the Company’s website, and are available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct or the Corporate Governance Guidelines, or if waivers from any of them are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

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

The Company’s principal products include:

●	flavors, flavor enhancers, ingredients and bionutrients;

●	fragrances, aroma chemicals and essential oils;

●	natural ingredients, including dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	cosmetic colors and ingredients; pharmaceutical excipients and ingredients; and

●	technical colors, specialty inks and colors, and specialty dyes and pigments.

The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product-and-services basis, and the Asia Pacific Group, which is managed on a geographic basis.  The Company’s corporate expenses and restructuring and certain other costs are included in the “Corporate & Other” category as described in this report.  Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 11, Segment and Geographic Information in the Notes to Consolidated Financial included in this report.

In 2014, the Company announced and began a restructuring plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company, with an emphasis on the Flavors & Fragrances Group. Additional information regarding the costs related to the implementation of restructuring plan is set forth below under the heading “Restructuring”.

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

The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma and/or other characteristics to a broad range of consumer and other products.  This Group includes the Company’s natural ingredients business, which produces ingredients for food processors.  The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products.  In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors and aroma chemicals.  The Group serves food and non-food industries.  In food industries, markets include savory, beverage and sweet flavors.  In non-food industries, the Group supplies fragrance products to the personal and home-care markets.

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

The Flavors & Fragrances Group operates principally through the Company’s subsidiaries Sensient Flavors LLC and Sensient Natural Ingredients LLC.  As of December 31, 2016, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, Belgium, China, Costa Rica, France, Mexico, the Netherlands, Spain and the United Kingdom.

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

The Color Group operates principally through the Company’s subsidiary Sensient Colors LLC.  As of December 31, 2016, the Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, China, France, Germany, Italy, Mexico, Switzerland and the United Kingdom.

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

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, which were previously reported in the Asia Pacific segment, are now reported in the Color segment. All prior year results have been restated to reflect these changes.

Index
Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product line in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing and technical functions are managed through the Asia Pacific Group’s headquarters in Australia. Manufacturing operations are located in Australia, China, Japan, New Zealand and the Philippines.  The Asia Pacific Group maintains offices for local technical support, as well as sales, in China, India, Indonesia, Korea and Thailand, and for research and development in Singapore.

Corporate

Corporate provides management, administrative and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

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

The Company’s research, development and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 722 people in research and development, quality assurance, quality control and lab technician positions as of December 31, 2016.

Expenditures for research and development related to continuing operations in calendar year 2016 were $40.9 million, compared with $35.1 million in the year ended December 31, 2015, and $35.9 million in the year ended December 31, 2014.  As part of its commitment to quality as a competitive advantage, the Company’s production facilities hold various certifications, such as those under the International Organization for Standardization (ISO) and those recognized by the Global Food Safety Initiative (GFSI), including the Safe Quality Food Program (SQF), British Retail Consortium (BRC), Food Safety System Certification (FSSC 22000) and International Featured Standards (IFS), for certifying the safety and quality of its products and production processes.

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

Within the Flavors & Fragrances Group, development activity is focused on ingredients, flavors and fragrances as well as flavor and fragrance systems that are responsive to consumer trends and the processing needs of our food and beverage customers.  These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery and other applications.  The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as pharmaceuticals, vitamins, vaccines and bioremediation.

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

Index
The Company believes that its ability to reformulate its products and the general availability of alternate sources of materials would enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

Competition

All Company products are sold in highly competitive markets.  While no single factor is determinative, the Company’s competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support.  Because of its highly differentiated products, the Company competes with only a few companies across multiple product lines, and is more likely to encounter competition specific to a particular product line.

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

•
Color.  Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors.  The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of cosmetic colors and ingredients, specialty inks and pharmaceutical excipients is based on the development of customized products and solutions as well as quality, customer service and price.  The Company believes that its reputation and capacity as a color producer as well as its product development give it a competitive advantage in these markets.

•
Asia Pacific. Because of the broad array of products available to customers of the Asia Pacific Group, the Company believes that it is able to offer a wider product base than many of its competitors.  Competition is based upon reliability in product quality, service and price as well as technical support available to customers.

Foreign Operations

Additional information regarding the Company’s foreign operations is set forth in Note 11, Segment and Geographic Information in the Notes to Consolidated Financial Statements included in this report.

Patents, Formulae and Trademarks

The Company owns or controls many patents, formulae and trademarks related to its businesses.  The businesses are not materially dependent upon any particular patent or trademark; however, trademarks, patents and formulae are important to the business of the Company.

Employees

As of December 31, 2016, the Company employed 4,083 persons worldwide.

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

As with any business, the Company’s business and operations involve risks and uncertainties.  In addition to the other discussions in this report, particularly those under the headings “Management’s Discussion & Analysis of Operations & Financial Condition” and “Forward-Looking Statements” above, the following factors should be considered:

•	Our recent restructurings may not be as effective as we anticipate and we may fail to realize the expected cost savings.

Index
During 2013, 2014, 2015 and 2016, we announced and engaged in various restructuring activities.  These activities require the devotion of significant resources and management attention and may pose significant risks. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity and shift production to more efficient facilities. Furthermore, our restructurings may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these restructurings. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates and our restructuring activities may require cash and non-cash costs or charges in excess of budgeted amounts, which could reduce anticipated cost savings and could have an adverse effect on our margins and earnings.

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

The industries and markets in which we operate are highly competitive.  That competition can reduce both our sales and the prices at which we are able to sell our products, which can negatively affect our profitability.

•	Our sales and profitability are affected by changing consumer preferences and changing technologies.

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies which develop and market consumer products.  Sales of flavors, fragrances, colors and inks depend in part upon our customers’ ability to identify and meet consumer preferences and their sales and marketing efforts, all of which are beyond our control.  Our sales could also be affected by changing technologies that could impact consumer demand for products that contain our flavors, fragrances, colors and inks.  Therefore, we depend upon our customers’ ability to create markets for the consumer products which incorporate many of the flavors, fragrances, colors and inks which we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences and technologies, our results of operations could be adversely affected.

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

We use many different commodities as raw ingredients.  We also use raw materials whose production is energy intensive.  In addition, various energy sources are used in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and changes in governmental programs.  Commodity and energy price increases will raise both our raw material costs and operating costs.  We may not be able to increase our product prices enough to offset these increased costs.  Increasing our prices also may reduce sales volume and related profitability.

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

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety and the content, processing, packaging, storage, distribution, quality and safety of food, drugs, cosmetics, other consumer products, specialty inks and industrial colors.  These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor and other federal and state governmental agencies.  We are subject to similar governmental regulation and oversight abroad.  Compliance with these laws and regulations can be costly and affect our operations.  Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines and recalls of our products.  Our customers, particularly those in the pharmaceutical industry, are also subject to laws and regulations that may impose costs on or create risk for us.

•	Environmental compliance may be costly to us.

Our operations are subject to extensive and stringent laws and regulations which pertain to the discharge of materials into the environment, the handling and disposition of wastes and air emissions.  These rules operate or will operate at both the federal and state levels in the United States, and there are analogous laws at many of our overseas locations.  Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance and defense, interference with our operations or the ability to obtain required permits, civil, criminal and administrative penalties and negative publicity.

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

On June 23, 2016, the United Kingdom (U.K) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what the terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and European Union countries, increased regulatory complexities and economic uncertainties in the region. These changes may adversely affect our operations and financial results.

Index
•	We depend on certain key personnel, and the loss of these persons may harm our business.

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel.  The competition for these individuals can be significant, and the loss of key employees could harm our business.   In addition, we need to provide for smooth transitions when replacing key management and technical personnel positions, and our operations and results may be negatively affected if we are not able to do so.

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

Our success depends in part on our ability to maintain a current information technology platform for our business to operate.  We routinely review and upgrade our information technology systems in order to better manage and report the sales, manufacturing and other operations of our business.  If we do not continue to maintain our information technology platforms and successfully implement upgrades to systems, our competitiveness and profits could decrease.  Furthermore, our information technology systems may be susceptible to failures, disruptions, breaches, theft and other similar cyber-security events.  The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to increased operating costs.

•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international and local economies.  Economies can also be affected by natural disasters or by epidemics.  Such events and conditions, as well as uncertainty or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

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

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri.  We lease our Asia Pacific Group headquarters offices located in Dandenong South, Australia. We own a part, and lease a part, of our Flavors & Fragrances Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2016, the locations of our production properties by reportable segment are as follows:

Index
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

On September 20, 2016, the Company and the EEOC engaged in a mediation session in which the parties worked to settle this matter.  As of December 31, 2016 and the date of this annual report on Form 10-K, the parties are still negotiating and attempting to finalize the terms of a settlement agreement, but the Company accrued $0.6 million for the settlement of this matter during 2016.

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

Not applicable.

Index
Executive Officers of the Registrant

The executive officers of the Company and their ages as of February 20, 2017, are as follows:

Name	Age	Position
Paul Manning	42	Chairman, President and Chief Executive Officer
Kimberly Chase	48	Vice President and Treasurer
Michael C. Geraghty	55	President, Color Group
Gautam Grover	47	President, Flavors & Fragrances Group
Jeffrey T. Makal	53	Vice President, Controller and Chief Accounting Officer
John J. Manning	48	Vice President, General Counsel and Secretary
Kimberly A. Morin	54	Vice President, Human Resources
Stephen J. Rolfs	52	Senior Vice President and Chief Financial Officer
Robert J. Wilkins	60	President, Asia Pacific Group

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows.  Mr. Paul Manning has held his present office since April 21, 2016, and previously served as President and Chief Executive Officer (February 2014 – April 2016), President and Chief Operating Officer (October 2012 – February 2014) and President, Color Group (2010 – October 2012).  Ms. Chase has held present office since October 20, 2016, and previously served as Assistant Treasurer (March 2015 – October 2016), Treasury Consultant (December 2013 – March 2015) and Treasury Director (August 2010 – December 2013). Mr. Geraghty has held his present office since October 18, 2012, and previously served as General Manager, Food Colors USA (April 2011 – October 2012).  Mr. Grover has held his present office since December 3, 2015.  Prior to joining the Company, Mr. Grover served as Vice President, Strategy (September 2012 – November 2015) and Vice President, Logistics Services (January 2013 – November 2015) for US Foods, Inc. and as Director, Strategy and Business Development and Business Director – Asia for Brady Corporation (2009 to September 2012).  Mr. John Manning has held his present office since April 21, 2016, and previously served as Vice President and Assistant General Counsel (January 2013 – April 2016).  Prior to joining the Company, Mr. John Manning served as an Assistant U.S. Attorney (2004 – December 2012) and Deputy Criminal Chief (2006 – December 2012) for the United States Attorney’s Office – Eastern District of Wisconsin.  Ms. Morin has held her present office since October 20, 2015, and previously served as Human Resources Director, Flavors & Fragrances Group (August 2013 – October 2015).  Prior to joining the Company, Ms. Morin served as Vice President Human Resources for Harbor Light Hospice, Inc., from April 2012 to August 2013, and as Senior Human Resources Director of Exel from 2005 to April 2012.  Mr. Rolfs has held his present position since February 7, 2015, and previously served as Senior Vice President, Administration (July 2013 – February 2015) and Vice President, Administration (2010 – July 2013).

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The only market in which the common stock of the Company is listed is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange – Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2016 and 2015 are set forth below:

	Market Price		Dividends Declared
	High	Low	Per Share
2016
First Quarter	$65.75	$52.69	$0.27
Second Quarter	72.53	62.63	0.27
Third Quarter	76.15	68.64	0.27
Fourth Quarter	83.38	68.51	0.30

2015
First Quarter	$68.99	$56.71	$0.25
Second Quarter	70.53	64.04	0.25
Third Quarter	69.87	59.34	0.27
Fourth Quarter	67.47	59.54	0.27

In 2016 and 2015, common stock dividends were paid on a quarterly basis, and it is expected that quarterly dividends will continue to be paid in the future. On October 20, 2016, the Company announced an increase in its cash dividend on its common stock from an annual rate of $1.08 per share to an annual rate of $1.20 per share, commencing with the quarterly dividend paid on December 1, 2016, to shareholders of record on November 7, 2016.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (the “S&P Midcap Specialty Chemicals Index”), the Standard & Poor’s Midcap Food Products Index (the “S&P Midcap Food Products Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). The graph assumes a $100 investment made on December 31, 2011, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

	2011	2012	2013	2014	2015	2016
Sensient Technologies Corporation	$100	$96	$134	$169	$179	$227
S&P Midcap Specialty Chemicals Index	100	137	171	197	190	238
S&P Midcap Food Products Index	100	106	150	219	229	278
S&P 500 Index	100	106	153	174	176	197

Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Index
On August 21, 2014, the Board of Directors authorized the repurchase of up to five million shares. As of February 16, 2017, 3,605,840 shares had been repurchased under this authorization. The Company repurchased 302,221 shares during the fourth quarter of 2016 and a total of 702,698 shares during 2016.

The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2016. All shares were purchased under the authorization described above. There is no expiration date for this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

October 1 to 31, 2016	134,727	$73.90	134,727	1,592,254
November 1 to 30, 2016	161,994	74.03	161,994	1,430,260
December 1 to 31, 2016	5,500	76.95	5,500	1,424,760

Total	302,221	$74.02	302,221

The number of shareholders of record on February 16, 2017, was 2,425.

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this report.

Index
Item 6.	Selected Financial Data.

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Data
(in thousands except per share amounts) (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Revenue	$342,468	$360,836	$349,662	$330,244	$1,383,210
Gross profit	115,843	124,434	122,563	112,587	475,427
Earnings from continuing operations	31,193	24,751	35,619	31,350	122,913
(Loss) Gain from discontinued operations, net of tax	(22)	3,365	—	—	3,343
Net earnings	31,171	28,116	35,619	31,350	126,256
Earnings per basic share:
Continuing operations	0.70	0.56	0.80	0.71	2.76
Discontinued operations	—	0.08	—	—	0.08
Earnings per basic share	0.70	0.63	0.80	0.71	2.84
Earnings per diluted share:
Continuing operations	0.69	0.55	0.79	0.70	2.74
Discontinued operations	—	0.08	—	—	0.07
Earnings per diluted share	0.69	0.63	0.79	0.70	2.82

2015
Revenue	$346,226	$346,009	$344,533	$339,196	$1,375,964
Gross profit	117,433	118,155	112,772	106,073	454,433
Earnings from continuing operations	30,735	29,542	27,638	19,332	107,247
Loss from discontinued operations, net of tax	(209)	(92)	(47)	(114)	(462)
Net earnings	30,526	29,450	27,591	19,218	106,785
Earnings per basic share:
Continuing operations	0.65	0.64	0.61	0.43	2.34
Discontinued operations	—	—	—	—	(0.01)
Earnings per basic share	0.65	0.64	0.61	0.43	2.33
Earnings per diluted share:
Continuing operations	0.65	0.64	0.61	0.43	2.32
Discontinued operations	—	—	—	—	(0.01)
Earnings per diluted share	0.64	0.63	0.60	0.43	2.31

Index
Five Year Review
(in thousands except percentages, employee and per share data)
Years ended December 31,	2016		2015		2014		2013		2012
Summary of Operations
Revenue	$1,383,210	100.0%	$1,375,964	100.0%	$1,447,821	100.0%	$1,462,126	100.0%	$1,453,555	100.0%
Cost of products sold	907,783	65.6	921,531	67.0	959,311	66.3	987,080	67.5	990,911	68.2
Selling and administrative expenses	289,818	21.0	288,092	20.9	357,845	24.7	301,266	20.6	269,765	18.6
Operating income	185,609	13.5	166,341	12.1	130,665	9.0	173,780	11.9	192,879	13.3
Interest expense	18,324	1.3	16,945	1.2	16,067	1.1	16,147	1.1	16,901	1.2
Earnings before income taxes	167,285	12.1	149,396	10.9	114,598	7.9	157,633	10.8	175,978	12.1
Income taxes	44,372	3.2	42,149	3.1	32,827	2.3	43,335	3.0	50,896	3.5
Earnings from continuing operations	122,913	8.9	107,247	7.8	81,771	5.6	114,298	7.8	125,082	8.6
Gain (loss) from discontinued operations, net of tax	3,343	0.2	(462)	-	(8,125)	(0.6)	(1,003)	(0.1)	(1,174)	(0.1)
Net earnings	$126,256	9.2%	$106,785	7.8%	$73,646	5.1%	$113,295	7.7%	$123,908	8.5%
Earnings per basic share:
Continuing operations	$2.76		$2.34		$1.69		$2.30		$2.52
Discontinued operations	0.08		(0.01)		(0.17)		(0.02)		(0.02)
Earnings per basic share	$2.84		$2.33		$1.52		$2.28		$2.50
Earnings per diluted share:
Continuing operations	$2.74		$2.32		$1.67		$2.29		$2.51
Discontinued operations	0.07		(0.01)		(0.17)		(0.02)		(0.02)
Earnings per diluted share	$2.82		$2.31		$1.51		$2.27		$2.49
Other Related Data
Dividends per share, declared and paid	$1.11		$1.04		$0.98		$0.91		$0.87
Average common shares outstanding:
Basic	44,523		45,910		48,525		49,755		49,596
Diluted	44,843		46,204		48,819		49,934		49,822
Book value per common share	$18.83		$18.78		$21.94		$24.72		$23.09
Price range per common share	52.69 - 83.38		56.71 - 70.53		46.08 - 63.35		35.54 - 53.35		33.13 - 41.08
Share price at December 31	78.58		62.82		60.34		48.52		35.56
Capital expenditures	81,216		79,941		79,398		104,246		103,806
Depreciation	45,714		46,694		50,225		50,716		46,992
Amortization	1,305		1,245		1,231		1,300		1,360
Total assets	1,667,860		1,703,732		1,772,039		1,870,813		1,781,821
Long-term debt	582,780		613,502		450,548		347,529		333,479
Total debt	603,358		634,157		466,436		354,579		353,527
Shareholders’ equity	835,741		845,127		1,046,935		1,242,684		1,153,898
Return on average shareholders’ equity	14.7%		11.6%		6.4%		9.5%		11.3%
Total debt to total capital	41.9%		42.9%		30.8%		22.2%		23.5%
Employees	4,083		4,032		4,053		4,130		3,983

The 2016 results include charges of $26.1 million ($21.1 million after tax, or $0.47 per share) related to the restructuring and other divestiture costs. The restructuring costs pertain to the Company’s 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company, and the other costs pertain to the Company’s divestiture.

Index
The 2015 results include charges of $43.6 million ($33.6 million after tax, or $0.73 per share) related to the restructuring and other acquisition related costs.  The restructuring costs pertain to the Company’s 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company, and the other costs pertain to acquisition related costs.

The 2014 results include charges of $90.6 million ($65.5 million after tax, or $1.34 per share) related to the restructuring and other proxy contest costs. The restructuring costs pertain to the Company’s 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities and improving efficiencies within the Company, and the other costs pertain to proxy contest costs.

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

The Company’s 2016 diluted earnings per share from continuing operations were $2.74 in 2016 and $2.32 in 2015. Included in the 2016 and 2015 results, were $26.1 million and $43.6 million, respectively, of restructuring and other costs, or 47 cents per share and 73 cents per share, respectively. Adjusted diluted earnings per share, which exclude these restructuring and other costs, were $3.21 in 2016 and $3.05 in 2015 (see discussion below regarding Non-GAAP Financial Measures and the Company’s Restructuring Activities and Divestiture).

The Company’s net cash provided by operating activities was $222.5 million in 2016, an increase from the $128.0 million reported in 2015. The Company’s total debt decreased to $603 million as of December 31, 2016, from $634.2 million as of December 31, 2015. Since 1962, the Company has continued without interruption to pay a quarterly cash dividend. In 2016, the Company increased the quarterly dividend by 3 cents per share from 27 cents to 30 cents per share, or $1.20 per share on an annualized basis. In addition, the Company repurchased $50.1 million of Company stock in 2016, which is in addition to the $176.6 million repurchased in 2015.

Additional information on the results is included below.

RESULTS OF CONTINUING OPERATIONS
2016 vs. 2015

Revenue
Sensient’s revenue was approximately $1.4 billion in both 2016 and 2015. The impact of foreign exchange rates reduced consolidated revenue by 2% in 2016.

Gross Profit
The Company’s gross margin was 34.4% in 2016 and 33.0% in 2015. Included in the cost of products sold are $2.1 million and $6.1 million of restructuring costs for 2016 and 2015, respectively. The increase in the gross margin is primarily a result of higher selling prices and volumes, mainly in the Color segment, savings associated with the 2014 Restructuring Plan ($7.9 million) and reduced restructuring costs, partially offset by higher raw material costs and manufacturing costs. Restructuring costs reduced gross margin by 10 basis points and 50 basis points in 2016 and 2015, respectively.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 21.0% in 2016 and 20.9% in 2015. Restructuring and other costs of $24.0 million and $37.5 million for 2016 and 2015, respectively, were included in selling and administrative expense. Selling and administrative expense as a percent of revenue in 2016 were comparable to 2015 as a result of higher performance based executive compensation ($7.6 million) and professional fees ($6.2 million), partially offset by lower restructuring and other costs ($13.5 million). Restructuring and other costs increased selling and administrative expense as a percent of revenue by 180 basis points and 270 basis points in 2016 and 2015, respectively.

Operating Income
Operating income was $185.6 million in 2016 and $166.3 million in 2015. Operating margins increased to 13.4% in 2016 from 12.1% in 2015. Restructuring and other costs reduced operating margins by 190 basis points and 320 basis points in 2016 and 2015, respectively.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $18.3 million in 2016 and $16.9 million in 2015. The increase in expense was primarily due to the increase in average debt outstanding, which was partially offset by lower average interest rates.

Index
Income Taxes
The effective income tax rate was 26.5% in 2016 and 28.2% in 2015. The effective tax rates in both 2016 and 2015 were impacted by audit settlements, mix of foreign earnings and restructuring and other costs. The effective tax rate in 2015 was also impacted by changes in estimates associated with the finalization of prior year tax items. In total, the net impact of these discrete items and restructuring and other costs reduced the effective income tax rate by 1.2% for 2016 and 2.4% for 2015.

	2016	2015
Rate before restructuring and discrete items	27.7%	30.6%
Restructuring impact	1.0%	0.9%
Discrete items	(2.2%)	(3.3%)
Reported effective tax rate	26.5%	28.2%

Restructuring
The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Statements of Earnings and are discussed in more detail in Note 14, Discontinued Operations.

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

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. The fair values of the remaining long-lived assets are estimated to be approximately $14 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $1.9 million, $14.5 million and $70.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Since initiating the Plan, the Company has recorded $87 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of December 31, 2016, 300 positions had been eliminated as a result of this Plan.

As mentioned above, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $20 million.

As of December 31, 2016, the Company has recorded assets held for sale of land, buildings and equipment of $7.2 million related to the 2014 Restructuring Plan. In addition, $19.5 million of inventory, receivables and other assets are included in assets held for sale related to the anticipated sale of the European Natural Ingredients business. The Company also has $3.8 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring costs of $11.1 million, $42.8 million and $98.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. Since initiating the 2014 Restructuring Plan, the Company has incurred $95 million of non-cash related restructuring costs and $57 million of cash related restructuring costs for a total of $152 million of restructuring costs through December 31, 2016. The Company expects to incur approximately $20 million of additional non-cash related restructuring costs and $2 million of additional cash related restructuring costs for a total of $22 million of additional restructuring costs, by the end of 2017.

Index
The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. Since initiating the Plan, the Company has realized total savings of approximately $22 million as of December 31, 2016, of which $9.1 million was recognized in 2016. The remaining savings are expected to be realized in 2017. The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment related to that entity of $3.3 million into net earnings.

Divestiture
In 2016, the Board of Directors authorized management to explore strategic alternatives for a production facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. As of December 31, 2016, the Company has recorded assets held for sale of inventory and other assets of $14.8 million and $1.5 million of liabilities held for sale related to the sale. In addition, the Company recorded a non-cash impairment charge of $10.8 million during 2016, in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. In addition, the Company incurred $0.7 million of outside professional fees and other related costs as a result of the then anticipated divestiture.

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. As a result, in the Company’s first quarter 2017 consolidated condensed financial statements, the Company will recognize an additional non-cash loss of approximately $6 million.

Index
NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2016 are for the divestiture related costs discussed under “Divestiture” above, and the other costs in 2015 are acquisition related costs.

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

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2016	2015	% Change
Operating Income from continuing operations (GAAP)	$185,609	$166,341	11.6%
Restructuring – Cost of products sold	2,065	6,098
Restructuring – Selling and administrative	12,486	36,705
Other – Selling and administrative (1)	11,535	823
Adjusted operating income	$211,695	$209,967	0.8%

Net Earnings from continuing operations (GAAP)	$122,913	$107,247	14.6%
Restructuring & other, before tax	26,086	43,626
Tax impact of restructuring & other	(4,999)	(10,017)
Adjusted net earnings	$144,000	$140,856	2.2%

Diluted EPS from continuing operations (GAAP)	$2.74	$2.32	18.1%
Restructuring & other, net of tax	0.47	0.73
Adjusted diluted EPS	$3.21	$3.05	5.2%

(1)	The other costs in 2016 are for the divestiture related costs discussed under “Divestiture” above and the other costs in 2015 are acquisition related costs.

The following table summarizes the percentage change in the 2016 results compared to the 2015 results in the respective financial measures.

	Twelve Months Ended December 31, 2016
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(2.9%)	(1.8%)	(1.1%)
Color	4.6%	(2.9%)	7.5%
Asia Pacific	9.3%	(1.3%)	10.6%
Total Revenue	0.5%	(2.1%)	2.6%

Operating Income From Continuing Operations
Flavors & Fragrances	1.4%	(1.7%)	3.0%
Color	8.5%	(2.5%)	11.0%
Asia Pacific	6.2%	(1.9%)	8.1%
Corporate & Other	(10.5%)	(1.5%)	(9.0%)
Operating Income from continuing operations	11.6%	(2.2%)	13.8%
Diluted EPS from continuing operations	18.1%	(2.6%)	20.7%

Adjusted operating income (1)	0.8%	(2.3%)	3.2%
Adjusted diluted EPS (1)	5.2%	(2.6%)	7.9%

(1)	Refer to table above for a reconciliation of these non-GAAP measures

Index
SEGMENT INFORMATION
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, which are reported in Corporate & Other, interest expense and income taxes.

The Company’s reportable segments consist of the Flavors & Fragrances, Color and Asia Pacific segments.

Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan, which were previously reported in the Asia Pacific segment, are now reported in the Color segment. All prior year results have been restated to reflect each of these changes.

Flavors & Fragrances
Revenue for the Flavors & Fragrances segment was $795.3 million in 2016 and $819.0 million in 2015, a decrease of 2.9%. Foreign exchange rates reduced revenue by 1.8% in 2016. The decrease in revenue was primarily due to lower revenue in North America ($13.3 million), Europe ($9.9 million) and Latin America ($0.6 million). The lower revenue in North America was primarily due to lower volumes ($29.0 million) and the unfavorable impact of exchange rates ($2.2 million) partially offset by higher selling prices ($18.0 million). The lower revenue in Europe was primarily a result of the unfavorable impact of exchange rates ($7.2 million) and lower volumes ($4.4 million), partially offset by higher selling prices ($1.7 million). The lower revenue in Latin America was primarily due to the unfavorable impact of exchange rates ($5.6 million) partially offset by higher selling prices ($2.6 million) and volumes ($2.4 million).

Gross margin increased 40 basis points to 27.5% in 2016 from 27.1% in 2015. The increase was primarily due to the impact of higher selling prices and savings associated with the 2014 Restructuring Plan partially offset by higher raw material costs and lower volume and product mix.

Segment operating income for the Flavors & Fragrances segment was $123.5 million in 2016, and $121.9 million in 2015, an increase of 1.4%. Foreign exchange rates reduced segment operating income by 1.7% in 2016. The higher segment operating income was primarily a result of higher segment operating income in North America ($5.8 million) partially offset by lower segment operating income in Europe ($3.4 million) and lower segment operating income in Latin America ($0.8 million). The higher operating income in North America was primarily due to higher selling prices ($18.0 million), savings associated with the Restructuring Plan ($4.4 million), lower manufacturing and other costs ($3.1 million) and profit on the sale of an import right ($2.2 million) partially offset by higher raw material costs ($9.8 million), volume and product mix ($11.6 million) and unfavorable exchange rates ($0.4 million). The lower operating income in Europe was primarily due to higher manufacturing and other costs ($9.9 million), volume and product mix ($0.3 million) and the unfavorable impact of exchange rates ($0.3 million) partially offset by savings associated with the 2014 Restructuring Plan ($3.8 million), higher selling prices ($1.7 million) and lower raw material costs ($1.6 million). The lower operating income in Latin America was primarily due to higher raw material costs ($2.6 million), higher manufacturing and other costs ($1.9 million) and the unfavorable impact of exchange rates ($1.2 million) partially offset by higher selling prices ($2.6 million) and volume and product mix ($2.3 million). Segment operating margin increased 60 basis points in 2016 to 15.5% from 14.9% in 2015.

Color
Revenue for the Color segment was $502.1 million in 2016, and $480.0 million in 2015, an increase of 4.6%. Foreign exchange rates reduced segment revenue by 2.9% in 2016. The increase in revenue was primarily due to higher revenue in non-food colors ($22.0 million) and food and beverage colors ($0.2 million). The higher revenue in non-food colors was primarily due to higher volumes ($27.5 million), primarily in cosmetic colors and specialty inks, partially offset by the unfavorable impact of exchange rates ($3.7 million) and lower selling prices ($1.9 million). The higher revenue in food and beverage colors was primarily due to higher selling prices ($8.8 million) and volumes ($1.3 million) partially offset by the impact of unfavorable exchange rates ($10.0 million).

Gross margin for the Color segment increased 140 basis points to 41.9% in 2016 from 40.5% in 2015. The increase was primarily due to higher volumes and product mix, selling prices and lower manufacturing costs partially offset by the unfavorable impact of exchange rates and higher raw material costs.

Segment operating income for the Color segment was $104.8 million in 2016 and $96.6 million in 2015, an increase of 8.5%. Foreign exchange rates reduced segment operating income by 2.5% in 2016. The higher segment operating income was due to higher non-food colors ($7.2 million) and food and beverage colors ($1.0 million). The higher operating income for non-food colors was primarily due to volume and product mix ($14.3 million), partially offset by higher manufacturing and other costs ($4.2 million), lower selling prices ($1.9 million), higher raw material costs ($0.6 million) and the unfavorable impact of exchange rates ($0.6 million). The higher profit for food and beverage colors is primarily due to higher selling prices ($8.8 million), volume and product mix ($2.8 million) and savings associated with the 2014 Restructuring Plan ($0.5 million), partially offset by higher raw material costs ($4.8 million), manufacturing and other costs ($4.6 million) and the unfavorable impact of exchange rates ($1.8 million). Segment operating margin was 20.9% in 2016 and 20.1% in 2015.

Index
Asia Pacific
Revenue for the Asia Pacific segment was $127.5 million in 2016, and $116.7 million in 2015, an increase of 9.3%. Foreign exchange rates reduced segment revenue by 1.3% in 2016.  The higher segment revenue was due to higher volumes ($9.6 million) and selling prices ($2.9 million) partially offset by the unfavorable impact of exchange rates ($1.7 million).

Gross margin for the Asia Pacific segment decreased 10 basis points to 37.7% in 2016 from 37.8% in 2015. The decrease was primarily due to higher manufacturing costs and raw material costs partially offset by higher selling prices and volumes and product mix.

Segment operating income for the Asia Pacific segment was $25.2 million in 2016 and $23.7 million in 2015, an increase of 6.2%. Foreign exchange rates reduced segment operating income by 1.9% in 2016. The higher segment operating income was a result of volume and product mix ($4.5 million) and higher selling prices ($2.9 million), partially offset by higher manufacturing and other costs ($5.2 million), raw material costs ($0.2 million) and the unfavorable impact of exchange rates ($0.5 million). Segment operating margin was 19.7% in 2016 and 20.3% in 2015.

Corporate & Other
The Corporate & Other expenses were $67.9 million in 2016 and $75.8 million in 2015, a decrease of 10.5%, primarily due to lower restructuring and other costs ($17.5 million) partially offset by higher performance based executive compensation ($7.6 million) and professional services ($3.5 million).  The Company evaluates segment performance before restructuring and other costs, and reports all of the restructuring and other costs in Corporate & Other.  Restructuring and other costs were $26.1 million and $43.6 million in 2016 and 2015, respectively.

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

Index
Acquisition
On June 29, 2015, the Company completed the acquisition of the business and net assets of Xennia Technology Ltd. (“Xennia”) for $8.4 million. The Xennia business has been integrated with the specialty inks business in the Color segment. The Company acquired goodwill and intangibles of approximately $6.2 million and has incurred acquisition related costs of $0.8 million, which are included in Corporate & Other.

Restructuring
In 2014, the Company announced that it was initiating its 2014 Restructuring Plan. The Company recorded $42.8 million and $98.4 million of restructuring costs in 2015 and 2014, respectively. For further information on the 2014 Restructuring Plan, see the discussion on pages 18 and 19 of Management’s Discussion and Analysis of Operations and Financial Condition.

NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income and adjusted diluted EPS on a local currency basis which eliminates the effects that result from translating its international operations into U.S. dollars. The other costs in 2015 are acquisition related costs, and the other costs in 2014 are for the 2014 proxy contest.

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

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2015	2014	% Change
Operating Income from continuing operations (GAAP)	$166,341	$130,665	27.3%
Restructuring - Cost of products sold	6,098	1,914
Restructuring - Selling and administrative	36,705	85,458
Other – Selling and administrative (1)	823	3,178
Adjusted operating income	$209,967	$221,215	(5.1%)

Net Earnings from continuing operations (GAAP)	$107,247	$81,771	31.2%
Restructuring & other, before tax	43,626	90,550
Tax impact of restructuring & other	(10,017)	(25,014)
Adjusted net earnings	$140,856	$147,307	(4.4%)

Diluted EPS from continuing operations (GAAP)	$2.32	$1.67	38.9%
Restructuring & other, net of tax	0.73	1.34
Adjusted diluted EPS	$3.05	$3.02	1.0%

(1)	The other costs in 2015 are acquisition related costs, and the other costs in 2014 are for the 2014 proxy contest.

Index
The following table summarizes the percentage change in the 2015 results compared to the 2014 results in the respective financial measures.

	Twelve Months Ended December 31, 2015
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(3.8%)	(6.7%)	2.9%
Color	(7.6%)	(8.8%)	1.1%
Asia Pacific	(1.3%)	(7.0%)	5.7%
Total Revenue	(5.0%)	(7.4%)	2.5%

Operating Income From Continuing Operations
Flavors & Fragrances	0.8%	(2.9%)	3.7%
Color	(16.9%)	(8.6%)	(8.3%)
Asia Pacific	3.4%	(5.6%)	9.0%
Corporate & Other	(41.4%)	(9.9%)	(31.5%)
Operating Income from continuing operations	27.3%	(1.5%)	28.8%
Diluted EPS from continuing operations	38.9%	(1.2%)	40.1%

Adjusted operating income (1)	(5.1%)	(6.7%)	1.6%
Adjusted diluted EPS (1)	1.0%	(7.3%)	8.3%
(1)	Refer to table above for a reconciliation of these non-GAAP measures

SEGMENT INFORMATION
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring charges, which are reported in Corporate & Other.

The Company’s reportable segments consist of the Flavors & Fragrances, Color and Asia Pacific segments.  Beginning in the first quarter of 2016, the results of operations for the Company’s color business in China, South Korea and Japan which were, previously reported in the Asia Pacific segment, are now reported in the Color segment. All prior year results have been restated to reflect each of these changes.

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

Segment operating income for the Flavors & Fragrances segment was $121.9 million in 2015 and $120.9 million in 2014, an increase of 0.8%. Foreign exchange rates reduced segment operating income by 2.9% in 2015. The higher segment operating income was primarily a result of higher segment operating income in Europe ($2.3 million) and lower segment operating income in North America ($1.2 million). The higher operating income in Europe was primarily due to higher selling prices ($6.9 million), product mix ($4.3 million) and savings associated with the Restructuring Plan ($2.2 million) partially offset by higher raw material costs ($7.0 million), manufacturing and other costs ($3.8 million) and unfavorable exchange rates ($0.3 million). The lower operating income in North America was primarily due to higher raw material costs ($14.3 million), higher manufacturing and other costs ($3.6 million), unfavorable exchange rates ($1.8 million) and unfavorable product mix ($2.0 million) partially offset by higher selling prices ($13.2 million), savings associated with the 2014 Restructuring Plan ($5.7 million) and volumes ($1.7 million). Segment operating margin increased 70 basis points in 2015 to 14.9% from 14.2% in 2014.

Index
Color
Revenue for the Color segment was $480.0 million in 2015 and $519.6 million in 2014, a decrease of 7.6%. Foreign exchange rates reduced segment revenue 8.8% in 2015. The decrease in revenue was primarily due to lower revenue in non-food colors ($30.1 million) and food and beverage colors ($9.5 million). The lower revenue in non-food colors was primarily due to the impact of unfavorable exchange rates ($18.2 million), lower volumes ($13.4 million), primarily specialty inks, and lower selling prices ($5.1 million) partially offset by higher volumes resulting from the Xennia acquisition ($6.6 million). The lower revenue in food and beverage colors was primarily due to the impact of unfavorable exchange rates ($27.2 million), partially offset by higher selling prices ($13.1 million) and volumes ($4.6 million), which includes approximately $4 million from a one-off fourth quarter sale of natural colors.

Gross margin for the Color segment decreased 130 basis points to 40.5% in 2015 from 41.8% in 2014. The decrease was primarily due to the impact of the lower volumes, primarily specialty inks, and higher raw material costs, partially offset by higher selling prices and product mix.

Segment operating income for the Color segment was $96.6 million in 2015 and $116.2 million in 2014, a decrease of 16.9%. Foreign exchange rates reduced segment operating income by 8.6% in 2015. The lower segment operating income was due to lower non-food colors ($20.0 million) partially offset by higher food and beverage colors ($0.4 million). The lower operating income for non-food colors was primarily due to volume and product mix ($5.6 million), primarily specialty inks, unfavorable exchange rates ($4.8 million), lower selling prices ($5.1 million) and higher manufacturing and other costs ($4.5 million). The higher operating income for food and beverage colors was primarily due to the higher selling prices ($13.1 million), and volumes and product mix ($3.2 million), which includes approximately $2 million from a one-off fourth quarter sale of natural colors, partially offset by higher raw material costs ($10.6 million) and unfavorable exchange rates ($5.2 million). Segment operating margin was 20.1% in 2015 and 22.4% in 2014.

Asia Pacific
Revenue for the Asia Pacific segment was $116.7 million in 2015 and $118.3 million in 2014, a decrease of 1.3%. Foreign exchange rates reduced segment revenue by 7.0% in 2015.  Higher volumes ($5.9 million) and selling prices ($0.9 million) were offset by unfavorable exchange rates ($8.4 million).

Gross margin for the Asia Pacific segment increased 60 basis points to 37.8% in 2015 from 37.2% in 2014.  The increase was primarily due to the higher selling prices and favorable product mix.

Segment operating income for the Asia Pacific segment was $23.7 million in 2015 and $22.9 million in 2014, an increase of 3.4%. Foreign exchange rates reduced segment operating income by 5.6% in 2015. The higher segment operating income was a result of volume and product mix ($5.5 million) and selling prices ($0.9 million) partially offset by the impact of unfavorable exchange rates ($1.3 million) and higher manufacturing and other costs ($4.0 million). Segment operating margin was 20.3% in 2015 and 19.4% in 2014.

Corporate & Other
The Corporate & Other expenses were $75.8 million in 2015 and $129.4 million in 2014, a decrease of 41.4%, primarily due to lower restructuring and other costs and lower costs for performance based compensation. The Company evaluates segment performance before restructuring costs, and reports all of the restructuring and other costs in Corporate & Other.  Restructuring and other costs were $43.6 million and $90.6 million in 2015 and 2014, respectively

Index
LIQUIDITY AND FINANCIAL POSITION
Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2016. In the fourth quarter of 2016, the Company entered into an accounts receivable securitization program, whereby the Company sold certain trade receivables, which were removed from the Company’s consolidated balance sheet, for $40 million. The proceeds received from this program, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, see Note 8, Securitization, for additional information.

The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2017 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $222.5 million in 2016, $128.0 million in 2015 and $189.2 million in 2014.  Operating cash flow provided the primary source of funds for operating needs, capital expenditures, shareholder dividends, acquisitions, and share repurchases. The increase in net cash provided by operating activities in 2016 is primarily due to increased cash earnings, favorable changes in working capital and the impact of the accounts receivable securitization program mentioned above. The decrease in net cash provided by operating activities in 2015 is primarily due to the impact of foreign currency, higher payments of restructuring costs and higher receivable balances.

Cash Flows from Investing Activities
Net cash used in investing activities was $75.2 million in 2016, $75.8 million in 2015 and $79.1 million in 2014. Capital expenditures were $81.2 million in 2016, $79.9 million in 2015 and $79.4 million in 2014.

Cash Flows from Financing Activities
Net cash used in financing activities was $128.0 million in 2016, $50.1 million in 2015 and $98.6 million in 2014. The Company had a net decrease in debt of $24.5 million in 2016, a net increase in debt of $174.6 million in 2015 and a net increase in debt of $85.8 million in 2014. Sensient purchased $50.1 million, $176.6 million and $137.2 million of Company stock, which settled in 2016, 2015 and 2014, respectively.

The Company has paid uninterrupted quarterly cash dividends since commencing public trading in its stock in 1962. In the fourth quarter of 2016, the Company increased its quarterly dividend from 27 cents per share to 30 cents per share. Dividends paid per share were $1.11 in 2016, $1.04 cents in 2015 and 98 cents in 2014. Total dividends paid were $49.6 million, $48.1 million and $47.9 million in 2016, 2015 and 2014, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
Sensient purchased 0.7 million shares of Company stock in 2016 for a total cost of $47.5 million, 2.7 million shares of Company stock in 2015 for a total cost of $178.0 million and 2.5 million shares of Company stock in 2014 for a total cost of $138.3 million. In July 2014, the Board approved a share repurchase program under which the Company was authorized to repurchase five million shares of Company stock in addition to amounts remaining from a prior Board authorization. As of December 31, 2016, 1.4 million shares were available to be repurchased under existing authorizations. The Company’s share repurchase program has no expiration date.

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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2016. In conducting its annual test for impairment, the Company performed a quantitative assessment of the fair values for each of its reporting units and compared each of these values to the net book value of each reporting unit. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were over 100% above their respective net book values. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

Index
Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Examples of deferred tax assets include deductions, net operating losses and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

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

Commitments and Contingencies
The Company is subject to litigation and other legal proceedings arising in the ordinary course of its businesses or arising under applicable laws and regulations. Estimating liabilities and costs associated with these matters requires the judgment of management, who rely in part on information from Company legal counsel. When it is probable that the Company has incurred a liability associated with claims or pending or threatened litigation matters and the Company’s exposure is reasonably estimable, the Company records a charge against earnings. The Company recognizes related insurance reimbursement when receipt is deemed probable. The Company’s estimate of liabilities and related insurance recoveries may change as further facts and circumstances become known.

Index
CONTRACTUAL OBLIGATIONS
The Company is subject to certain contractual obligations, including long-term debt, operating leases, manufacturing purchases and pension benefit obligations. The Company had unrecognized tax benefits of $3.3 million as of December 31, 2016. However, the Company cannot make a reasonably reliable estimate of the period of potential cash settlement of the liabilities and, therefore, has not included unrecognized tax benefits in the following table of significant contractual obligations as of December 31, 2016.

PAYMENTS DUE BY PERIOD
(in thousands)	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt	$582,780	$103,774	$55,972	$237,055	$185,979
Interest payments on long-term debt	55,184	13,896	21,588	14,386	5,314
Operating lease obligations	25,292	8,205	9,086	4,529	3,472
Manufacturing purchase commitments	58,397	42,849	15,548	-	-
Pension funding obligations	30,180	2,182	5,481	4,114	18,403
Total contractual obligations	$751,833	$170,906	$107,675	$260,084	$213,168

NEW PRONOUNCEMENTS
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for interim and annual periods beginning after December 31, 2016, with early adoption permitted. The guidance can be applied retrospectively or prospectively. The Company retrospectively applied the guidance to all prior periods. The Company adopted this ASU in the first quarter of 2016. As a result, the Company reclassified $17.1 million of current deferred tax assets to Deferred Tax Asset Noncurrent as of December 31, 2015. The Company also reclassified $7.3 million of current deferred tax assets to Deferred Tax Liability Noncurrent as of December 31, 2015.

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

In July 2015, the FASB affirmed its proposed one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. The Company has begun to review the impact of this standard on the Company’s financial statements. The Company currently recognizes revenue (net of estimated discounts, allowances and returns) when title to goods passes, the customer is obliged to pay the Company and the Company has no remaining obligations. Such recognition typically corresponds with the shipment of goods. The Company has created a project team to review this new standard in relationship to its existing contracts and other relevant documents across all of the Company’s operating segments. The Company plans to incorporate this new standard using the Full Retrospective transition method. The Company will continue to evaluate the impact of this standard on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, primarily the accounting for the associated income taxes. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2016 and it did not have a material impact on its consolidated financial statements.

Index
OFF-BALANCE SHEET ARRANGEMENTS
In the fourth quarter of 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, and removed from the Company’s consolidated balance sheet. See Note 8, Accounts Receivable Securitization, for more information.

Index
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

A key part of the Company’s strategy is to expand into new geographic markets. Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures involve the markets in Western Europe, Latin America and Canada. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was a liability of $0.2 million as of December 31, 2016 and 2015. At December 31, 2016, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $0.3 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros and Swiss Francs. These non-derivative debt instruments act as partial hedges of the Company’s Euro and Swiss Franc net asset positions. The potential increase or decrease in the annual U.S. dollar interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.4 million at December 31, 2016. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt and through the use of derivatives. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2016, the potential increase or decrease in annual interest expense, assuming a hypothetical 10% fluctuation in interest rates of floating rate debt, would be approximately $0.6 million.

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

The financial statements required by this item are set forth below and the supplementary data required by this item are set forth in Item 5 above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2016, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2016.

Index
Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Act.  It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is set forth below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance and other matters appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2016 (“2017 Proxy Statement”), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” and “Equity Compensation Plan Information” portions of the 2017 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the 2017 Proxy Statement is incorporated by reference. The information required by this item regarding appearing under “Equity Compensation Plan Information” in the 2017 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2017 Proxy Statement, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2017 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1.	Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets – December 31, 2016 and 2015	35

Consolidated Statements of Earnings – Years ended December 31, 2016, 2015 and 2014	33

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014	34

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2016, 2015 and 2014	37

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014	36

Notes to Consolidated Financial Statements	38-57

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	60

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

Item 16.	Form 10-K Summary.

None.

Index
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(in thousands except per share amounts)	2016	2015	2014

Revenue	$1,383,210	$1,375,964	$1,447,821
Cost of products sold	907,783	921,531	959,311
Selling and administrative expenses	289,818	288,092	357,845
Operating income	185,609	166,341	130,665
Interest expense	18,324	16,945	16,067
Earnings before income taxes	167,285	149,396	114,598
Income taxes	44,372	42,149	32,827
Earnings from continuing operations	122,913	107,247	81,771
Gain (Loss) from discontinued operations, net of tax	3,343	(462)	(8,125)
Net earnings	$126,256	$106,785	$73,646

Earnings per common share:

Basic:
Continuing operations	$2.76	$2.34	$1.69
Discontinued operations	0.08	(0.01)	(0.17)
Earnings per common share	$2.84	$2.33	$1.52

Diluted:
Continuing operations	$2.74	$2.32	$1.67
Discontinued operations	0.07	(0.01)	(0.17)
Earnings per common share	$2.82	$2.31	$1.51

Weighted average number of common shares outstanding:
Basic	44,523	45,910	48,525
Diluted	44,843	46,204	48,819

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2016	2015	2014
Net earnings	$126,256	$106,785	$73,646
Cash flow hedges adjustment, net of tax of $89, $61 and $153, respectively	(249)	(160)	423
Pension adjustment, net of tax of $785, $613 and $226, respectively	1,856	777	1,598
Foreign currency translation on net investment hedges	6,989	7,542	12,677
Tax effect of current year activity on net investment hedges	(2,733)	(2,966)	(4,947)
Foreign currency translation on long-term intercompany loans	(494)	(10,681)	(8,325)
Reclassification of cumulative translation to net earnings from liquidated entity	(3,257)	-	-
Other foreign currency translation	(45,515)	(79,446)	(92,556)
Total comprehensive income (loss)	$82,853	$21,851	$(17,484)

See notes to consolidated financial statements.

Index
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$25,865	$11,997
Trade accounts receivable, less allowance for losses of $4,836 and $3,871, respectively	194,509	232,047
Inventories	404,320	409,159
Prepaid expenses and other current assets	50,974	44,673
Assets held for sale	41,393	31,029
Total current assets	717,061	728,905
Other assets	70,462	71,117
Deferred tax assets	12,120	25,177
Intangible assets – at cost, less accumulated amortization of $16,314 and $15,176, respectively	8,126	9,209
Goodwill	383,568	399,646
Property, Plant and Equipment:
Land	33,015	33,975
Buildings	265,157	274,318
Machinery and equipment	643,869	664,917
Construction in progress	79,981	62,515
	1,022,022	1,035,725
Less accumulated depreciation	(545,499)	(566,047)
	476,523	469,678
Total assets	$1,667,860	$1,703,732

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$92,450	$95,442
Accrued salaries, wages and withholdings from employees	26,502	23,530
Other accrued expenses	54,752	61,701
Income taxes	14,080	7,504
Short-term borrowings	20,578	20,655
Liabilities held for sale	5,313	4,090
Total current liabilities	213,675	212,922
Deferred income taxes	9,650	5,640
Other liabilities	6,103	7,534
Accrued employee and retiree benefits	19,911	19,007
Long-term debt	582,780	613,502
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid‑in capital	107,686	109,974
Earnings reinvested in the business	1,378,923	1,302,302
Treasury stock, 9,716,504 and 9,174,843 shares, respectively, at cost	(442,799)	(402,483)
Accumulated other comprehensive loss	(213,465)	(170,062)
	835,741	845,127
Total liabilities and shareholders’ equity	$1,667,860	$1,703,732

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net earnings	$126,256	$106,785	$73,646
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	47,019	47,939	51,456
Share-based compensation	7,709	1,598	6,265
Net loss on assets	9,755	13,190	70,745
Liquidation of foreign entity	(3,257)	—	—
Deferred income taxes	10,428	(4,452)	(16,780)
Changes in operating assets and liabilities:
Trade accounts receivable	31,144	(21,721)	(10,582)
Inventories	(20,064)	3,041	64
Prepaid expenses and other assets	(671)	2,698	6,479
Accounts payable and other accrued expenses	2,332	(8,792)	6,745
Accrued salaries, wages and withholdings from employees	3,347	(2,851)	(365)
Income taxes	5,959	(5,520)	7,047
Other liabilities	2,521	(3,868)	(5,532)
Net cash provided by operating activities	222,478	128,047	189,188

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(81,216)	(79,941)	(79,398)
Proceeds from sale of assets	6,254	12,912	1,029
Acquisition of new business	—	(8,393)	—
Other investing activities	(241)	(372)	(780)
Net cash used in investing activities	(75,203)	(75,794)	(79,149)

Cash Flows from Financing Activities
Proceeds from additional borrowings	222,562	331,277	213,985
Debt payments	(247,092)	(156,662)	(128,186)
Purchase of treasury stock	(50,100)	(176,566)	(137,192)
Dividends paid	(49,635)	(48,110)	(47,893)
Proceeds from options exercised and other equity transactions	(3,706)	(73)	733
Net cash used in financing activities	(127,971)	(50,134)	(98,553)

Effect of exchange rate changes on cash and cash equivalents	(5,436)	(10,451)	(10,993)

Net increase (decrease) in cash and cash equivalents	13,868	(8,332)	493
Cash and cash equivalents at beginning of year	11,997	20,329	19,836

Cash and cash equivalents at end of year	$25,865	$11,997	$20,329

Cash paid during the year for:
Interest	$18,474	$16,839	$16,158
Income taxes	29,217	46,281	42,335
Capitalized interest	1,061	944	1,449

See notes to consolidated financial statements

Index
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share and per share amounts)	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2013	$5,396	$105,119	$1,217,874	4,105,827	$(91,707)	$6,002
Net earnings			73,646
Other comprehensive income						(91,130)
Cash dividends paid – $0.98 per share			(47,893)
Share-based compensation		6,265
Stock options exercised		(161)		(27,001)	753
Non-vested stock issued upon vesting		(1,206)		(40,300)	1,206
Benefit plans		510		(18,185)	406
Purchase of treasury stock				2,500,000	(138,288)
Other		442		9,550	(299)
Balances at December 31, 2014	5,396	110,969	1,243,627	6,529,891	(227,929)	(85,128)
Net earnings			106,785
Other comprehensive income						(84,934)
Cash dividends paid – $1.04 per share			(48,110)
Share-based compensation		1,598
Stock options exercised		(356)		(21,000)	788
Non-vested stock issued upon vesting		(3,080)		(74,300)	3,080
Benefit plans		416		(15,165)	546
Purchase of treasury stock				2,733,301	(178,037)
Other		427		22,116	(931)
Balances at December 31, 2015	5,396	109,974	1,302,302	9,174,843	(402,483)	(170,062)
Net earnings			126,256
Other comprehensive income						(43,403)
Cash dividends paid – $1.11 per share			(49,635)
Share-based compensation		7,709
Stock options exercised		(650)		(30,500)	1,354
Non-vested stock issued upon vesting		(7,769)		(172,147)	7,769
Benefit plans		229		(15,839)	698
Purchase of treasury stock				702,698	(47,534)
Other		(1,807)		57,449	(2,603)
Balances at December 31, 2016	$5,396	$107,686	$1,378,923	9,716,504	$(442,799)	$(213,465)

See notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the “Company”), is a leading global manufacturer and marketer of colors, flavors and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic and pharmaceutical systems, specialty inks and colors, and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for one of the Company’s business units within the Color Group have been reported as a discontinued operation for all periods presented. See Note 14, Discontinued Operations, for further information regarding discontinued operations.

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

Inventories
Inventories are stated at the lower of cost or market. Market is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (“FIFO”) method with the exception of certain locations of the Flavors & Fragrances Group where cost is determined using a weighted average method. Inventories include finished and in-process products totaling $273.8 million and $291.9 million at December 31, 2016 and 2015, respectively, and raw materials and supplies of $130.5 million and $117.3 million at December 31, 2016 and 2015, respectively.

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

Index
Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flow as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2016, which indicated a substantial premium compared to the carrying value of net assets, including goodwill. In 2015, the Company completed a qualitative assessment in comparison to the quantitative assessment performed in 2014, noting no indicators of a change in fair value. The Company did not record impairment charges for any of its reporting units in 2016, 2015 or 2014.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 20 years. These assets include technological know-how, customer relationships, patents, trademarks and non-compete agreements, among others.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s 2014 Restructuring Plan as well and the Company’s anticipated divestiture. See Note 13, Restructuring Charges, and Note 15, Divestiture, for additional information.

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

Index
Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the three-year period ended December 31, 2016.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31:
	Years Ended December 31,
(in thousands except per share amounts)	2016	2015	2014
Numerator:
Net earnings from continuing operations	$122,913	$107,247	$81,771
Denominator:
Denominator for basic earnings per share - weighted average common shares	44,523	45,910	48,525
Effect of dilutive securities	320	294	294
Denominator for diluted earnings per share - diluted weighted average shares outstanding	44,843	46,204	48,819

Earnings per common share from continuing operations
Basic	$2.76	$2.34	$1.69
Diluted	$2.74	$2.32	$1.67

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2016, 2015 and 2014.

In 2016, 2015 and 2014, there were no anti-dilutive stock options. All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability and unrealized gains or losses on cash flow hedges. See Note 9, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in selling and administrative expenses in the year they are incurred. Research and development costs related to continuing operations were $40.9 million, $35.1 million and $35.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising
Advertising costs are recorded in selling and administrative expenses as they are incurred. Advertising costs related to continuing operations were $2.3 million, $1.7 million and $1.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Index
Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued. On January 6, 2017, the Company completed the sale of a facility and certain related business lines within the Flavors & Fragrance segment in Europe. See Note 15, Divestiture, for additional information regarding this subsequent event.

New Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for interim and annual periods beginning after December 31, 2016, with early adoption permitted. The guidance can be applied retrospectively or prospectively. The Company retrospectively applied the guidance to all prior periods. The Company adopted this ASU in the first quarter of 2016. As a result, the Company reclassified $17.1 million of current deferred tax assets to Deferred Tax Asset Noncurrent as of December 31, 2015. The Company also reclassified $7.3 million of current deferred tax assets to Deferred Tax Liability Noncurrent as of December 31, 2015.

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

In July 2015, the FASB affirmed its proposed one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. The Company has begun to review the impact of this standard on the Company’s financial statements. The Company currently recognizes revenue (net of estimated discounts, allowances and returns) when title to goods passes, the customer is obliged to pay the Company and the Company has no remaining obligations. Such recognition typically corresponds with the shipment of goods. The Company has created a project team to review this new standard in relationship to its existing contracts and other relevant documents across all of the Company’s operating segments The Company plans to incorporate this new standard using the Full Retrospective transition method. The Company will continue to evaluate the impact of this standard on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, primarily the accounting for the associated income taxes. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2016 and it did not have a material impact on its consolidated financial statements.

2. Acquisitions

On June 29, 2015, the Company completed the acquisition of the net assets and business of Xennia Technology Ltd. (“Xennia”). The Company paid $8.4 million of cash for this acquisition. Xennia is a European manufacturer of specialty inks used in digital printing. Xennia’s operations are included in the Color segment.

The assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $6.2 million. The Company identified intangible assets, principally technological know-how of $1.1 million, trade names of $0.6 million and allocated the remaining excess of $4.5 million to goodwill. The Company incurred $0.8 million of acquisition related costs for the year ended December 31, 2015, which are recorded in Corporate & Other.

Index
3. Goodwill and Intangible Assets

At December 31, 2016 and 2015, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2016 and 2015:

		2016		2015
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	20.0	$7,315	$(5,195)	$7,387	$(4,738)
Customer relationships	20.0	6,561	(4,610)	6,575	(4,332)
Patents, trademarks, non-compete agreements and other	19.3	10,564	(6,509)	10,423	(6,106)

Total finite-lived intangibles	19.7	$24,440	$(16,314)	$24,385	$(15,176)

In 2015, the Company identified $1.7 million of intangible assets, primarily technological know-how and trade names, related to the acquisition of Xennia, which are included in the above table.

Amortization of intangible assets was $1.3 million in 2016 and $1.2 million in both 2015 and 2014. Estimated amortization expense each of the five years subsequent to December 31, 2016, is $1.4 million in 2017; $1.3 million in 2018, 2019 and 2020; and $1.1 million in 2021.

The changes in goodwill for the years ended December 31, 2016 and 2015, by reportable business segment, were as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated

Balance as of December 31, 2014	$126,023	$295,115	$2,976	$424,114
Currency translation impact	(11,675)	(17,272)	(26)	(28,973)
Acquisition	—	4,505	—	4,505
Balance as of December 31, 2015	114,348	282,348	2,950	399,646
Currency translation impact	(4,158)	(10,342)	(757)	(15,257)
Goodwill Held for Sale (1)	(821)	—	—	(821)
Balance as of December 31, 2016	$109,369	$272,006	$2,193	$383,568

(1)
A portion of the Flavors & Fragrances’ segment goodwill was moved to Assets Held for Sale on the Consolidated Balance Sheet as a result of the divestiture. See Note 15, Divestiture, for additional information.

Index
4. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(in thousands)	2016	2015
3.66% senior notes due November 2023	$75,000	$75,000
3.06% Euro-denominated senior notes due November 2023	40,226	41,545
1.85% Euro-denominated senior notes due November 2022	70,316	72,623
4.47% senior notes due November 2018	25,000	25,000
4.14% senior notes due November 2017	25,000	25,000
4.91% senior notes due through May 2017	66,000	77,000
3.77% senior notes due November 2016	—	25,000
Term loan	118,313	167,875
Long-term revolving credit facility	162,079	103,343
Various other notes	1,099	1,491
	583,033	613,877
Less debt fees	(253)	(375)
Total long-term debt	$582,780	$613,502

The Company has a $520 million credit facility, originally consisting of a $170 million term loan and a $350 million revolver. Of the $170 million term loan, $118 million remains outstanding as of December 31, 2016. This credit facility will mature on November 6, 2020. Interest rates on borrowings under the current credit facility are at LIBOR plus a margin based on the Company’s leverage ratio. Currently, when fully drawn, the interest rate under the credit facility would be LIBOR plus 1.50%.

The borrowings under the long-term revolving credit facility had an average interest rate of 1.40% and 1.36% for the years ended December 31, 2016 and 2015, respectively.

The aggregate amounts of contractual maturities on long-term debt of the five years subsequent to December 31, 2016, are as follows: 2017, $103.8 million; 2018, $38.9 million; 2019, $17.1 million; 2020, $236.9 million; and 2021, $0.1 million.

The Company has approximately $103.8 million of long-term debt that matures in 2017. The Company is able and intends to refinance these maturities under the long-term revolving credit facility. Accordingly, that maturing debt has been classified as long-term debt in the Consolidated Balance Sheet.

The Company had $256 million available under the revolving credit facility and $41 million available under other lines of credit from several banks at December 31, 2016.

Substantially all of the senior loan agreements contain restrictions concerning interest coverage, borrowings and investments. The Company is in compliance with all of these restrictions at December 31, 2016. The following table summarizes the Company’s most restrictive loan covenants calculated in accordance with the applicable agreements as of December 31, 2016:

	Actual	Required
Debt to EBITDA(1) (Maximum)	2.51	3.5
Interest Coverage (Minimum)	7.35	2.0

(1)
Debt to EBITDA is defined in the Company’s debt covenants as total funded debt divided by the Company’s consolidated operating income excluding non-operating gains and losses and depreciation and amortization.

The Company had stand-by and trade letters of credit outstanding of $6.8 million and $6.3 million as of December 31, 2016 and 2015, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(in thousands)	2016	2015
Uncommitted loans	$20,435	$18,580
Loans of foreign subsidiaries	143	2,075
Total	$20,578	$20,655

The weighted average interest rates on short-term borrowings were 2.26% and 1.62% at December 31, 2016 and 2015, respectively.

Index
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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $25.4 million and $35.2 million of forward exchange contracts, designated as hedges, outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the amount deferred in OCI was not material to the financial statements. For the years ended December 31, 2016 and 2015, a loss of $1.1 million and $1.2 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of December 31, 2016 and 2015, the total value of the Company’s Euro and Swiss Franc debt designated as net investment hedges was $195.6 million and $162.5 million, respectively. The impact of foreign exchange rates on these debt instruments has decreased debt by $7.0 million and $7.5 million for the years ended December 31, 2016 and 2015, respectively. These amounts have been recorded as foreign currency translation in OCI.

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

6. Share-Based Compensation

The Company has various stock plans under which employees and directors may be granted non-vested stock which vests over a specific time period. The 2007 Stock Plan also allows for the granting of non-qualified stock options or incentive stock options. Upon vesting, the stock options allow the participant to purchase common stock at 100% of the closing market price on the day the options were granted. No options were granted in 2016, 2015 or 2014.

As of December 31, 2016, there were 1.1 million shares available to be granted as non-vested stock under the Company’s existing stock plans.

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

Index
The following table summarizes the transactions involving the Company’s stock option plans:

(In thousands except exercise price and life)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	93	$23.04	2.2	$2,374
Exercised	(27)	21.92
Outstanding at December 31, 2014	66	23.49	1.7	2,438
Exercised	(21)	20.59
Outstanding at December 31, 2015	45	24.84	1.2	1,715
Exercised	(30)	23.11
Outstanding at December 31, 2016	15	28.45	0.9	735
Exercisable at December 31, 2016	15	$28.45	0.9	$735

The aggregate intrinsic value of stock options exercised during 2016, 2015 and 2014, was $1.3 million, $0.9 million and $0.8 million, respectively.

As of December 31, 2016, all stock options outstanding were vested.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2016:

	Range of Exercise Price
(In thousands except life and exercise price)	$26.12 – 30.06	$30.07 – 30.07

Options outstanding	6	9
Weighted average remaining contractual life, in years	0.3	1.3
Weighted average exercise price	$26.12	$30.07
Options exercisable	6	9
Weighted average exercise price	$26.12	$30.07

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

The December 2013 grant consisted of 50% performance stock units and 50% time-vesting stock. The number of shares issued under the performance stock units was based on certain performance metrics measured over a two-year performance period and the awards had a three-year vesting period. Two-year performance that exceeded the stated performance metrics would have resulted in an award up to 150% of the original grant. The holders of the performance stock units were not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units vested and the shares of stock were issued.

The grants issued after December 2013 consisted of 100% performance stock unit awards which are based on a three-year performance and vesting period and a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant. The holders of the performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and the shares of stock are issued.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

Index
The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2013	497	$38.46	$24,095
Granted	171	55.21
Vested	(40)	27.15
Cancelled	(24)	40.84
Outstanding at December 31, 2014	604	43.84	36,454
Granted	154	60.65
Vested	(74)	35.51
Cancelled	(142)	47.02
Outstanding at December 31, 2015	542	48.94	34,063
Granted	119	69.92
Vested	(172)	43.42
Cancelled	(54)	52.41
Outstanding at December 31, 2016	435	$56.44	$34,184

The total intrinsic values of shares vested during 2016, 2015 and 2014, was $12.8 million, $4.8 million and $2.2 million, respectively.

As of December 31, 2016, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $13.6 million, which will be amortized over the weighted average remaining service period of 1.51 years.

Total pre-tax share-based compensation recognized in the Consolidated Statements of Earnings was $7.7 million, $1.6 million and $6.3 million in 2016, 2015 and 2014, respectively. Tax related benefits of $2.8 million, $0.5 million and $2.4 million were also recognized in 2016, 2015 and 2014, respectively. Cash received from the exercise of stock options was $0.7 million, $0.4 million and $0.6 million for 2016, 2015 and 2014, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

7. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (“ESOP”). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $6.7 million in 2016, $5.4 million in 2015, and $5.0 million in 2014.

Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(in thousands)	2016	2015
Benefit obligation at beginning of year	$46,359	$55,396
Service cost	2,091	2,692
Interest cost	1,669	1,803
Foreign currency exchange rate changes	(2,306)	(2,379)
Benefits paid	(8,280)	(10,708)
Actuarial loss (gain)	1,906	(1,173)
Curtailment gain	-	(121)
Other	252	849
Benefit obligation at end of year	41,691	46,359
Plan assets at beginning of year	36,236	39,520
Company contributions	6,947	10,204
Foreign currency exchange rate changes	(3,714)	(2,859)
Benefits paid	(8,280)	(10,708)
Actual gain on plan assets	4,952	79
Plan assets at end of year	36,141	36,236
Funded status	$(5,550)	$(10,123)
Accumulated benefit obligation	$40,743	$45,217

Index
Amounts recognized in the Consolidated Balance Sheets at December 31:

(in thousands)	2016	2015
Accrued employee and retiree benefits	$(14,510)	$(14,129)
Other accrued expenses	(765)	(5,927)
Other assets	9,725	9,933
Net liability	$(5,550)	$(10,123)

Components of annual benefit cost:

(In thousands)	2016	2015	2014

Service cost	$2,091	$2,692	$2,523
Interest cost	1,669	1,803	2,390
Expected return on plan assets	(1,141)	(1,210)	(1,791)
Amortization of prior service cost	-	-	171
Recognized actuarial loss (gain)	193	228	(305)
Settlement expense	543	1,119	1,467
Curtailment gain	-	(104)	(754)
Defined benefit expense	$3,355	$4,528	$3,701

Weighted average liability assumptions as of December 31:

	2016	2015
Discount rate	3.48%	3.94%
Expected return on plan assets	2.85%	3.40%
Rate of compensation increase	0.43%	0.35%

Weighted average cost assumptions for the year ended December 31:

	2016	2015
Discount rate	3.94%	3.70%
Expected return on plan assets	3.40%	3.32%
Rate of compensation increase	0.35%	0.37%

The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2016, which include employees’ expected future service, are as follows: 2017, $2.2 million; 2018, $3.3 million; 2019, $2.2 million; 2020, $1.7 million; 2021, $2.4 million and $18.4 million in total for the years 2022 through 2026.

The Company expects to contribute $1.0 million to defined benefit plans in 2017.

Amounts in accumulated other comprehensive income at December 31 were as follows:

(In thousands)	2016	2015
Unrecognized net actuarial loss	$3,384	$5,725

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2016	2015	2014

Net actuarial gain (loss) arising during the period	$1,312	$(140)	$(387)
Amortization of actuarial loss, included in defined benefit expense	544	917	1,252
Amortization of prior service cost, included in defined benefit expense	-	-	733
Pension adjustment, net of tax	$1,856	$777	$1,598

The estimated actuarial loss for the defined benefit plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost during 2017 is $0.1 million.

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2016 and 2015:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
(in thousands)	2016	Level 1	Level 2	Level 3	2015	Level 1	Level 2	Level 3
Equity Funds
Domestic	$5,830	$5,830	$—	$—	$6,064	$6,064	$—	$—
International	254	106	148	—	179	3	176	—
International Fixed Income Funds	23,156	851	22,305	—	22,374	711	21,663	—
Other investments	6,901	45	6,856	—	7,619	40	7,579	—
Total assets at fair value	$36,141	$6,832	$29,309	$—	$36,236	$6,818	$29,418	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:
Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

8.  Accounts Receivable Securitization

During October 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing. Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet. Proceeds received, including collections on the deferred purchase price receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The initial trade receivables sold to the third-party financial institution, Wells Fargo, in October 2016, totaled $60.6 million, for which $40 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The sale also resulted in the recording of a deferred purchase price amount which represents the retained interest in the sold receivables. This amount is adjusted each month based on collections and other activity. The fair value of the deferred purchase price receivable recorded on the initial sale in October 2016 was $20.6 million. The Company estimates the fair value of the deferred purchase price receivable based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of December 31, 2016, the trade receivables sold to Wells Fargo totaled $58.7 million. The fair value of the deferred purchase price receivable was $18.7 million; which is recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheet.

Index
9. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2016:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total

Balance as of December 31, 2015	$164	$(4,393)	$(165,833)	$(170,062)
Other comprehensive income before reclassifications	(1,094)	1,312	(41,753)	(41,535)
Amounts reclassified from OCI	845	544	(3,257)	(1,868)
Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)

(a)	Cash Flow Hedges and Pension Items are net of tax.

During 2016, the Company completed the liquidation of a business unit within the Color segment, resulting in the reclassification of the cumulative translation adjustment into net earnings. See Note 14, Discontinued Operations, for additional information. See Note 7, Retirement Plans, for more information on the pension items reclassified out of OCI and into Selling and Administrative expenses in the Statement of Earnings during 2016. See Note 5, Derivative Instruments and Hedging Activity, for additional information on the Company’s cash flow hedges.

10. Income Taxes

The provision for income taxes for continuing operations was as follows:

(In thousands)	2016	2015	2014
Currently payable:
Federal	$12,145	$20,794	$18,642
State	2,631	2,936	2,264
Foreign	19,168	23,873	25,435
	33,944	47,603	46,341
Deferred (benefit) expense:
Federal	7,630	5,779	1,532
State	1,656	(772)	(935)
Foreign	1,142	(10,461)	(14,111)
	10,428	(5,454)	(13,514)
Income taxes	$44,372	$42,149	$32,827

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(in thousands)	2016	2015
Deferred tax assets:
Benefit plans	$11,040	$12,901
Liabilities and reserves	15,733	18,986
Operating loss and credit carryovers	49,778	59,013
Other	3,181	3,226
Gross deferred tax assets	79,732	94,126
Valuation allowance	(35,426)	(36,008)
Deferred tax assets	44,306	58,118
Deferred tax liabilities:
Property, plant and equipment	(1,186)	(1,850)
Other assets	(353)	(907)
Goodwill	(27,863)	(27,824)
Other	(12,434)	(8,000)
Deferred tax liabilities	(41,836)	(38,581)
Net deferred tax assets	$2,470	$19,537

Index
At December 31, 2016, foreign operating loss carryovers were $123.0 million. Included in the foreign operating loss carryovers are losses of $17.2 million that expire through 2031 and $105.8 million that do not have an expiration date. At December 31, 2016, state operating loss carryovers were $141.7 million, all of which expire through 2031. The effective tax rate for continuing operations differed from the statutory federal income tax rate of 35% as described below:

	2016	2015	2014
Taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	1.7	1.9
Tax credits	(1.8)	(0.7)	(0.4)
Taxes on foreign earnings	(4.4)	(0.8)	(4.7)
Resolution of prior years’ tax matters	-	(0.3)	(0.6)
U.S. manufacturing deduction	(2.0)	(1.9)	(2.0)
Valuation allowance adjustments	(0.3)	(5.0)	0.2
Other, net	(1.4)	0.2	(0.8)
Effective tax rate	26.5%	28.2%	28.6%

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

Earnings from continuing operations before income taxes were as follows:

(In thousands)	2016	2015	2014

United States	$96,963	$87,749	$56,211
Foreign	70,322	61,647	58,387
Total	$167,285	$149,396	$114,598

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the United States during the year. At December 31, 2016, federal and state taxes have not been provided for approximately $379.1 million of unremitted earnings of the foreign subsidiaries that are considered to be invested indefinitely. Determination of the deferred tax liability on such earnings is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2016 and 2015 is as follows:

(in thousands)	2016	2015
Balance at beginning of year	$4,963	$13,940
Increases for tax positions taken in the current year	570	1,322
Increases for tax positions taken in prior years	1,204	1,061
Decreases related to settlements with tax authorities	(1,172)	(10,610)
Decreases as a result of lapse of the applicable statutes of limitations	(426)	(278)
Foreign currency exchange rate changes	(192)	(472)
Balance at the end of year	$4,947	$4,963

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $3.3 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. As of December 31, 2016 and 2015, $0.4 million and $0.5 million, respectively, of accrued interest and penalties were reported as an income tax liability in each period. The $10.6 million decrease in 2015, related to Settlements with Tax Authorities was due to a 2015 audit settlement. A portion of this decrease reduced the Company’s deferred tax assets and an immaterial amount was recognized in net earnings. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other liabilities on the Consolidated Balance Sheet at December 31, 2016.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2016, will decrease by approximately $0.4 million during 2017, of which $0.4 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2017. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Index
11. Segment and Geographic Information

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

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring charges which are reported in Corporate & Other.

The Company’s three reportable segments are Flavors & Fragrances and Color segments, which are managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Fragrances segment produces flavor and fragrance products that impart a desired taste, texture, aroma or other characteristic to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for pharmaceuticals, foods and beverages; colors and formulations for cosmetics; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces color, flavor and fragrance products for the Asia Pacific countries. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

The results of operations for the Company’s color business in China, South Korea and Japan, which were previously reported in the Asia Pacific segment, are now reported in the Color segment. All prior year results have been restated to reflect each of these changes.

Restructuring and other costs related to continuing operations for the years ended December 31, 2016, 2015 and 2014, are further described in Note 13, Restructuring Charges, and Note 15, Divestiture, and are included in the operating income (loss) results in Corporate & Other below. Consistent with presentation in the Consolidated Balance Sheets and Statements of Cash Flows, the below amounts for assets, capital expenditures and depreciation and amortization include discontinued operations for all periods presented and are included in Corporate & Other. In addition, the Company’s corporate expenses are included in Corporate & Other.

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2016:
Revenue from external customers	$768,956	$487,071	$127,183	$—	$1,383,210
Intersegment revenue	26,300	15,002	286	—	41,588
Total revenue	795,256	502,073	127,469	—	1,424,798

Operating income (loss)	123,530	104,785	25,161	(67,867)	185,609
Interest expense	—	—	—	18,324	18,324
Earnings (loss) before income taxes from continuing operations	123,530	104,785	25,161	(86,191)	167,285

Assets	784,421	672,028	94,957	116,454	1,667,860
Capital expenditures	57,622	15,422	5,199	2,973	81,216
Depreciation and amortization	22,897	19,021	2,442	2,659	47,019

2015:
Revenue from external customers	$793,386	$466,095	$116,483	$—	$1,375,964
Intersegment revenue	25,623	13,871	180	—	39,674
Total revenue	819,009	479,966	116,663	—	1,415,638

Operating income (loss)	121,874	96,611	23,684	(75,828)	166,341
Interest expense	—	—	—	16,945	16,945
Earnings (loss) before income taxes from continuing operations	121,874	96,611	23,684	(92,773)	149,396

Assets	806,401	712,580	76,884	107,867	1,703,732
Capital expenditures	56,233	18,933	2,643	2,132	79,941
Depreciation and amortization	24,049	19,002	1,876	3,012	47,939

2014:
Revenue from external customers	$825,976	$503,800	$118,045	$—	$1,447,821
Intersegment revenue	25,570	15,765	205	—	41,540
Total revenue	851,546	519,565	118,250	—	1,489,361

Operating income (loss)	120,888	116,238	22,898	(129,359)	130,665
Interest expense	—	—	—	16,067	16,067
Earnings (loss) before income taxes from continuing operations	120,888	116,238	22,898	(145,426)	114,598

Assets	819,366	752,422	80,158	120,093	1,772,039
Capital expenditures	41,244	31,883	2,010	4,261	79,398
Depreciation and amortization	26,316	19,332	1,984	3,824	51,456

Index
Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America and Africa.

The Company’s annual revenue from continuing operations summarized by geographic location is as follows:

(In thousands)	2016	2015	2014

Revenue from external customers:
North America	$745,660	$744,481	$750,345
Europe	342,818	349,100	389,588
Asia Pacific	196,884	177,559	193,163
Other	97,848	104,824	114,725
Consolidated	$1,383,210	$1,375,964	$1,447,821
Long-lived assets:
North America	$548,674	$541,654	$566,236
Europe	361,029	397,244	423,972
Asia Pacific	30,006	26,589	29,948
Other	11,090	9,340	14,229
Consolidated	$950,799	$974,827	$1,034,385

Sales in the United States, based on the final country of destination of the Company’s products, were $595.0 million, $592.9 million and $573.6 million in 2016, 2015 and 2014, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $495.3 million, $486.1 million and $479.4 million at December 31, 2016, 2015 and 2014, respectively.

Product Information
The Company’s revenue from continuing operations summarized by product portfolio is as follows:

(In thousands)	2016	2015	2014

Traditional Flavors & Fragrances	$653,794	$667,941	$715,789
Natural Ingredients	240,710	240,793	227,538
Food & Beverage Colors	299,415	298,457	307,343
Non-Food Colors	230,879	208,447	238,691
Interdivision Revenue	(41,588)	(39,674)	(41,540)
Consolidated	$1,383,210	$1,375,964	$1,447,821

12. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. As of December 31, 2016 and 2015, the Company’s only assets and liabilities subject to this standard are forward contracts, investments in a money market fund and municipal bonds, and defined benefit plan assets (See Note 7, Retirement Plans, for additional information on the defined benefit plan assets). The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.2 million as of December 31, 2016 and 2015. The fair value of the investments based on December 31, 2016 and 2015, market quotes (Level 1 inputs) was an asset of $1.8 million and $1.5 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated fair values as of December 31, 2016 and 2015.

The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2016 and 2015, was $582.8 million and $613.5 million, respectively. The fair value of the long-term debt at December 31, 2016 and 2015, was approximately $599.1 million and $625.3 million, respectively.

Index
13. Restructuring Charges

The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Statements of Earnings and are discussed in more detail in Note 14, Discontinued Operations.

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

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. The fair values of the remaining long-lived assets are estimated to be approximately $14 million, which includes certain of the land, buildings and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $1.9 million, $14.5 million and $70.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Since initiating the Plan, the Company has recorded $87 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of December 31, 2016, 300 positions had been eliminated as a result of this Plan.

As mentioned above, the Company plans to sell its European Natural Ingredients business, a business in the Flavors & Fragrances segment. This business has two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business has not generated significant profits for several years and it does not fit with the Company’s long-term strategic plan. The Company is currently working to sell this business and anticipates selling the business within the next year. Upon the completion of a sale of this business, the Company anticipates recognizing an additional non-cash loss of approximately $20 million.

As of December 31, 2016, the Company has recorded assets held for sale of land, buildings and equipment of $7.2 million related to the 2014 Restructuring Plan. In addition, $19.5 million of inventory, receivables and other assets are included in assets held for sale related to the anticipated sale of the European Natural Ingredients business. The Company also has $3.8 million of liabilities held for sale related to the anticipated sale of the European Natural Ingredients business.

The Company recorded total restructuring costs of $11.1 million, $42.8 million and $98.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, in accordance with GAAP and based on an internal review of the affected facilities and consultation with legal and other advisors. Since initiating the 2014 Restructuring Plan, the Company has incurred $95 million of non-cash related restructuring costs and $57 million of cash related restructuring costs for a total of $152 million of restructuring costs through December 31, 2016. The Company expects to incur approximately $20 million of additional non-cash related restructuring costs and $2 million of additional cash related restructuring costs for a total of $22 million of additional restructuring costs by the end of 2017.

The Company expects that the closure and sale of these operations will significantly lower the Company’s operating costs over the next few years. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. Since initiating the Plan, the Company has realized total savings of approximately $22 million as of December 31, 2016, of which $9.1 million was recognized in 2016. The remaining savings are expected to be realized in 2017. The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

Index
In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment related to that entity of $3.3 million into net earnings.

The Company evaluates performance based on operating income of each segment before restructuring costs. All restructuring costs related to continuing operations are recorded in Corporate & Other. The following table summarizes the restructuring expense by segment and discontinued operations for the years ended December 31, 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Flavors & Fragrances	$13,719	$37,309	$83,871
Color	81	2,113	-
Asia Pacific	-	82	261
Corporate and Other	751	3,299	3,240
Total Continuing Operations	14,551	42,803	87,372
Discontinued Operations	(3,485)	43	10,998
Total Restructuring(1)	$11,066	$42,846	$98,370

(1)
In 2014, the Company recorded $3.2 million of proxy costs related to the 2014 proxy contest. These costs were included in this disclosure in the Company’s 2014 Annual Report to Shareholders. These costs have been removed from the disclosure to conform to current year presentation.

The Company recorded restructuring costs in continuing operations for the year ended December 31, 2016, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$1,279	$-	$1,279
Long-lived asset impairment	1,659	-	1,659
Loss on asset sales	212	-	212
Write-down of inventory	-	2,065	2,065
Other costs(1)	9,336	-	9,336
Total	$12,486	$2,065	$14,551

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

The Company recorded restructuring costs in continuing operations for the year ended December 31, 2015, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$7,155	$-	$7,155
Long-lived asset impairment	14,551	-	14,551
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	6,098	6,098
Other costs(1)	16,300	-	16,300
Total	$36,705	$6,098	$42,803

(1)	Other costs include decommissioning costs, professional services, moving costs and other related costs.

Index
The Company recorded restructuring costs in continuing operations for the year ended December 31, 2014, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$17,794	$-	$17,794
Long-lived asset impairment	63,431	-	63,431
Gain on asset sales	(602)	-	(602)
Write-down of inventory	-	1,914	1,914
Other costs(1)	4,835	-	4,835
Total(2)	$85,458	$1,914	$87,372

(1)	Other costs include decommissioning costs, professional services, moving costs and other related costs.
(2)
In 2014, the Company recorded $3.2 million of proxy costs related to the 2014 proxy contest. These costs were included in this disclosure in the Company’s 2014 Annual Report to Shareholders. These costs have been removed from the disclosure to conform to current year presentation.

The following table summarizes the accrual activity for the restructuring liabilities for the years ended December 31, 2016 and 2015:

(In thousands)	Employee Separations	Other Costs	Total
Balance as of December 31, 2014	$14,909	$897	$15,806
Expense activity(1)	6,853	16,748	23,601
Cash spent(1)	(10,174)	(16,733)	(26,907)
Translation adjustment	(1,328)	-	(1,328)
Balance as of December 31, 2015	$10,260	$912	$11,172
Expense activity	1,279	9,336	10,615
Cash spent	(4,434)	(9,678)	(14,112)
Translation adjustment	(146)	-	(146)
Balance as of December 31, 2016	$6,959	$570	$7,529

(1)
In 2014, the Company recorded $3.2 million of proxy costs related to the 2014 proxy contest.  These costs were included in this disclosure in the Company’s 2014 Annual Report to Shareholders.  These costs have been removed from the disclosure to conform to current year presentation.

14. Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business has met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. During 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment of $3.3 million into net earnings.

The following table summarizes the discontinued operation’s results, which are included in the loss from discontinued operations in the Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Net sales	$-	$187	$5,197
Gain (Loss) from discontinued operations before income taxes	3,410	(471)	(11,496)
Income tax (expense) benefit	(67)	9	3,371
Gain (Loss) from discontinued operations, net of tax	$3,343	$(462)	$(8,125)

Index
15. Divestiture

In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. As of December 31, 2016, the Company has recorded assets held for sale of inventory and other assets of $14.8 million and $1.5 million of liabilities held for sale related to the sale. In addition, the Company recorded a non-cash impairment charge of $10.8 million during 2016, in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. In addition, the Company incurred $0.7 million of outside professional fees and other related costs as a result of the then anticipated divestiture.

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. As a result, in the Company’s first quarter 2017 consolidated condensed financial statements, the Company will recognize an additional non-cash loss of approximately $6 million.

16. Commitments and Contingencies

Leases
The Company leases certain facilities and equipment under operating lease arrangements. Aggregate minimum rental commitments at December 31, 2016, for all noncancelable operating leases with an initial lease term greater than one year for the years ending December 31 are as follows: 2017, $8.2 million; 2018, $5.5 million; 2019, $3.6 million; 2020, $2.7 million; 2021, $1.8 million and $3.5 million thereafter.

Rent expense from continuing operations totaled $12.4 million, $12.3 million and $10.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

On September 20, 2016, the Company and the EEOC engaged in a mediation session in which the parties worked to settle this matter.  As of December 31, 2016 and the date of this annual report on Form 10-K, the parties are still negotiating and attempting to finalize the terms of a settlement agreement, but the Company accrued $0.6 million for the settlement of this matter during 2016.

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

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensient Technologies Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensient Technologies Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 23, 2017

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sensient Technologies Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sensient Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 23, 2017

Index
Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2016, 2015 and 2014
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2014 Allowance for losses: Trade accounts receivable	$4,327	$896	$0	$1,385	$3,838

2015 Allowance for losses: Trade accounts receivable	$3,838	$1,459	$0	$1,426	$3,871

2016 Allowance for losses: Trade accounts receivable	$3,871	$1,747	$0	$782	$4,836
(A) Accounts written off, net of recoveries.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Vice President, General Counsel and Secretary
Dated: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 23, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Mario Ferruzzi
Paul Manning	Mario Ferruzzi
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ Donald W. Landry
Stephen J. Rolfs	Donald W. Landry
Senior Vice President and	Director
Chief Financial Officer

/s/ Jeffrey T. Makal	/s/ Scott C. Morrison
Jeffrey T. Makal	Scott C. Morrison
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Deborah McKeithan-Gebhardt
Hank Brown	Deborah McKeithan-Gebhardt
Director	Director

/s/ Joseph Carleone	/s/ Elaine R. Wedral
Joseph Carleone	Elaine R. Wedral
Director	Director

/s/ Edward H. Cichurski	/s/ Essie Whitelaw
Edward H. Cichurski	Essie Whitelaw
Director	Director

/s/ Fergus M. Clydesdale
Fergus M. Clydesdale
Director

S-1

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No.1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated December 1, 2016 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.1 to Current Report on Form 8-K dated March 22, 2011 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.4 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.3	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of November 19, 2009	Exhibit 10.5 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.2 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 9, 2017, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 9, 2017 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report of Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for-the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002 (Commission File No. 1-7626)

10.1(g)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Sensient Technologies Corporation 2002 Stock Option Plan Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 15, 2013 (Commission File No. 1-7626)

10.1(i)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(i)(1)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(j)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

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

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(t)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Sensient Technologies Corporation Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Sensient Technologies Corporation Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(w)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.2(a)	Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2014 (Commission File No. 1-7626)

10.2(b)	First Amendment dated as of November 6, 2015 to Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

10.4	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.5	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.6	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

101.INS*	Instance Document		X

101.SCH*	XBRL Taxonomy Extension Schema Document		X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		X

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.