Form 10-Q
period 2017-03-31
SENSIENT TECHNOLOGIES CORP
filed 2017-05-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                          March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, par value $0.10 per share	44,258,871

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$341,397	$342,468

Cost of products sold	220,452	226,625

Selling and administrative expenses	96,908	68,324

Operating income	24,037	47,519

Interest expense	4,811	4,800

Earnings before income taxes	19,226	42,719

Income taxes	6,034	11,526

Earnings from continuing operations	13,192	31,193

Loss from discontinued operations, net of tax	-	(22)

Net earnings	$13,192	$31,171

Weighted average number of shares outstanding:
Basic	44,202	44,718

Diluted	44,479	44,981

Earnings per common share:

Basic:
Continuing operations	$0.30	$0.70
Discontinued operations	-	-
Earnings per common share	$0.30	$0.70

Diluted:
Continuing operations	$0. 30	$0.69
Discontinued operations	-	-
Earnings per common share	$0.30	$0.69

Dividends declared per common share	$0.30	$0.27

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Comprehensive Income	$37,271	$46,750

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2017 (Unaudited)	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$29,109	$25,865
Trade accounts receivable, net	202,343	194,509
Inventories	410,067	404,320
Prepaid expenses and other current assets	51,422	50,974
Assets held for sale	6,788	41,393

TOTAL CURRENT ASSETS	699,729	717,061

OTHER ASSETS	70,298	70,462
DEFERRED TAX ASSETS	6,787	12,120
INTANGIBLE ASSETS, NET	7,900	8,126
GOODWILL	387,906	383,568

PROPERTY, PLANT AND EQUIPMENT:
Land	32,925	33,015
Buildings	283,677	265,157
Machinery and equipment	686,858	643,869
Construction in progress	35,218	79,981
	1,038,678	1,022,022
Less accumulated depreciation	(560,096)	(545,499)
	478,582	476,523

TOTAL ASSETS	$1,651,202	$1,667,860

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$81,260	$92,450
Accrued salaries, wages and withholdings from employees	19,606	26,502
Other accrued expenses	55,774	54,752
Income taxes	14,163	14,080
Short-term borrowings	20,281	20,578
Liabilities held for sale	-	5,313

TOTAL CURRENT LIABILITIES	191,084	213,675

DEFERRED INCOME TAXES	11,375	9,650
OTHER LIABILITIES	6,278	6,103
ACCRUED EMPLOYEE AND RETIREE BENEFITS	20,430	19,911
LONG‑TERM DEBT	572,200	582,780

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	108,593	107,686
Earnings reinvested in the business	1,378,809	1,378,923
Treasury stock, at cost	(453,577)	(442,799)
Accumulated other comprehensive loss	(189,386)	(213,465)

TOTAL SHAREHOLDERS’ EQUITY	849,835	835,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,651,202	$1,667,860

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$13,192	$31,171
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,141	11,612
Share-based compensation	1,930	2,018
Net loss on assets	386	458
Loss on divestiture of businesses	31,882	-
Deferred income taxes	2,202	(1,349)
Changes in operating assets and liabilities	(24,167)	2,263

Net cash provided by operating activities	37,566	46,173

Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,069)	(14,120)
Proceeds from sale of assets	105	37
Proceeds from divestiture of businesses	12,457	-
Other investing activity	(63)	(18)

Net cash used in investing activities	2,430	(14,101)

Cash flows from financing activities:
Proceeds from additional borrowings	5,657	95,562
Debt payments	(19,350)	(87,284)
Purchase of treasury stock	(12,365)	(17,920)
Dividends paid	(13,306)	(12,163)
Other financing activity	(477)	161

Net cash used in financing activities	(39,841)	(21,644)

Effect of exchange rate changes on cash and cash equivalents	3,089	2,278

Net increase in cash and cash equivalents	3,244	12,706
Cash and cash equivalents at beginning of period	25,865	11,997

Cash and cash equivalents at end of period	$29,109	$24,703

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2017, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2017 and 2016.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

In July 2015, the Financial Accounting Standards Board (FASB) affirmed its proposed one-year deferral of the effective date for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. The Company has been reviewing the impact of this standard on the Company’s financial statements. The Company currently recognizes revenue (net of estimated discounts, allowances and returns) when title to goods passes, the customer is obliged to pay the Company, and the Company has no remaining obligations.  Such recognition typically corresponds with the shipment of goods. The Company created a project team within its Corporate Finance Department, in 2016, to review the potential impact that this ASU may have on the Company. The Company's revenue recognition project team has been gathering data, including issuing a detailed revenue recognition questionnaire designed to highlight instances of variable consideration, and reviewing existing contracts and other relevant documents across all of the Company's segments. In the first quarter of 2017, the Company finalized a detailed project plan and distributed a second revenue recognition questionnaire designed to examine potential instances of variable consideration in greater detail, and will review and document the results of this questionnaire by the end of the third quarter of 2017. The Company plans to incorporate this new standard using the Full Retrospective transition method. Based on procedures to-date, the Company has not identified any areas that will result in significant changes to the timing of recognition or measurement of revenue, but the Company will continue to evaluate the effects of this standard on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory that is accounted for using first-in-first-out, or average cost method, shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under current guidance. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in first quarter of 2017 and it did not have a material effect on its consolidated financial statements.

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

In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the impact of this standard.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluation the expected impact of this standard.

Index
Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2016, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of March 31, 2017, and December 31, 2016, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.2 million as of March 31, 2017, and a liability of $0.2 million as of December 31, 2016. The fair value of the investments based on March 31, 2017, and December 31, 2016, market quotes (Level 1 inputs) was an asset of $1.5 million and $1.8 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximated fair values as of March 31, 2017. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2017, was $572.2 million. The fair value of the long-term debt at March 31, 2017, was $587.0 million.

3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2017:
Revenue from external customers	$181,075	$130,840	$29,482	$-	$341,397
Intersegment revenue	5,800	3,226	154	-	9,180
Total revenue	$186,875	$134,066	$29,636	$-	$350,577

Operating income (loss)	$28,770	$30,217	$5,150	$(40,100)	$24,037
Interest expense	-	-	-	4,811	4,811
Earnings (loss) before income taxes	$28,770	$30,217	$5,150	$(44,911)	$19,226

Three months ended March 31, 2016:
Revenue from external customers	$191,137	$123,164	$28,167	$-	$342,468
Intersegment revenue	7,347	3,318	40	-	10,705
Total revenue	$198,484	$126,482	$28,207	$-	$353,173

Operating income (loss)	$27,647	$28,116	$5,596	$(13,840)	$47,519
Interest expense	-	-	-	4,800	4,800
Earnings (loss) before income taxes	$27,647	$28,116	$5,596	$(18,640)	$42,719

Beginning in the first quarter of 2017, the results of operations for certain of the Company’s cosmetic and fragrance businesses in the Asia Pacific segment are now reported in the Color segment and Flavors & Fragrances segment, respectively. The results for 2016 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense and income taxes. The 2017 and 2016 restructuring and other costs related to continuing operations are reported in Corporate & Other. See Note 11, Restructuring, for more information on the Company’s restructuring activities. The 2017 other costs pertain to the costs associated with the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances business in Strasbourg, France; see Note 13, Divestiture.

Index
4.	Inventories

At March 31, 2017, and December 31, 2016, inventories included finished and in-process products totaling $273.1 million and $273.8 million, respectively, and raw materials and supplies of $137.0 million and $130.5 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016

Service cost	$461	$503
Interest cost	355	420
Expected return on plan assets	(255)	(297)
Amortization of actuarial (gain) loss	(21)	53

Total defined benefit expense	$540	$679

6.	Shareholders’ Equity

The Company repurchased 155,849 shares of its common stock for an aggregate cost of $12.4 million during the three months ended March 31, 2017, and 263,770 shares of its common stock for an aggregate cost of $15.4 million during the three months ended March 31, 2016. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective three-month period.

7.	Derivative Instruments and Hedging Activity

The Company may use forward exchange contracts and foreign currency denominated debt to manage its exposure to foreign exchange risk by reducing the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases, non-functional currency sales, and other known foreign currency exposures. These forward exchange contracts generally have maturities of less than 18 months. The Company’s primary hedging activities and their accounting treatment are summarized below:

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $19.5 million and $25.4 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2017, and December 31, 2016, respectively. For the three months ended March 31, 2017, the losses reclassified were not material. For the three months ended March 31, 2016, losses of $0.5 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges, the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2017, and December 31, 2016, the total value of the Company’s Euro and Swiss Franc debt was $198.2 million and $195.6 million, respectively.  For the three months ended March 31, 2017, the impact of foreign exchange rates on these debt instruments increased debt by $2.6 million, which has been recorded as foreign currency translation in OCI.

Index
8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended March 31, 2017 and 2016, were 31.4% and 27.0%, respectively. The effective tax rates in both 2017 and 2016 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The tax rate in 2017 was also impacted by the limited tax deductibility of losses related to the divestitures discussed in Note 11, Restructuring and Note 13, Divestiture.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three-month period ended March 31, 2017:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)
Other comprehensive income before reclassifications	327	-	17,276	17,603
Amounts reclassified from OCI	(20)	(28)	6,524	6,476
Balance as of March 31, 2017	$222	$(2,565)	$(187,043)	$(189,386)

(a)	Cash Flow Hedges and Pension Items are net of tax.

During the three months ended March 31, 2017, the Company completed the divestiture of a facility and certain related business lines in the Flavors & Fragrances segment (see Note 13, Divestiture, for additional information), resulting in the reclassification of the cumulative translation loss of $2.8 million into net earnings. In addition, the Company completed the sale of its European Natural Ingredient business (see Note 11, Restructuring, for additional information), resulting in the reclassification of the cumulative translation loss of $3.7 million into net earnings.

10.	Accounts Receivable Securitization

During October 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing. Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Company's Consolidated Balance Sheet. Proceeds received, including collections on the deferred purchase price receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

The initial trade receivables sold to the third-party financial institution, Wells Fargo, in October 2016, totaled $60.6 million, for which $40 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The sale also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount is adjusted each month based on collections and other activity. The fair value of the deferred purchase price receivable recorded on the initial sale in October 2016 was $20.6 million. The Company estimates the fair value of the deferred purchase price receivable based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of March 31, 2017, the trade receivables sold to Wells Fargo totaled $57.1 million. The fair value of the deferred purchase price receivable was $17.1 million which is recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

Index
11.	Restructuring

The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 12, Discontinued Operations, in more detail.

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also identified its two European Natural Ingredients facilities to be sold as part of the Plan, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and eliminate additional positions in the European Flavors & Fragrances businesses. The Company has operationally completed all of the above mentioned activities and closures with the exception of the closure of the Indianapolis facility, which is anticipated to be closed in the second quarter of 2017.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. The fair values of the remaining long-lived assets are estimated to be approximately $14 million, which includes certain of the land, buildings, and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $0.5 million during each of the three months ended March 31, 2017 and 2016. Since initiating the Plan, the Company has recorded $87.2 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of March 31, 2017, 355 positions had been eliminated as a result of this Plan.

During the three months ended March 31, 2017, the Company sold its European Natural Ingredients business (also known as the European Dehydrated Vegetable business), a business in the Flavors & Fragrances segment. This business had two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business had not generated significant profits for several years and did not fit with the Company’s long-term strategic plan. The Company completed the sale of this business on March 27, 2017, for a de minimis amount and recognized a non-cash loss of approximately $21 million.

As of March 31, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $6.8 million related to the 2014 Restructuring Plan.

The Company recorded total restructuring costs of $20.2 million for the three months ended March 31, 2017, and $3.3 million for the three months ended March 31, 2016, in accordance with GAAP.  Since initiating the 2014 Restructuring Plan, the Company has incurred $172.7 million of restructuring costs through March 31, 2017. The Company expects to incur approximately $7 million of additional restructuring costs by the end of 2017.  The increase in the 2017 expected costs are primarily due to the delay in closing the Indianapolis facility, which is now anticipated to be closed in the second quarter of 2017.

Index
The closure and sale of these operations have significantly lowered the Company’s operating costs over the last few years and anticipates additional savings in 2018. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. Since initiating the Plan, the Company has realized total savings of approximately $22 million as of March 31, 2017. During the three months ended March 31, 2017, the Company realized a de minimis amount of savings and expects to realize approximately $1 million of additional savings by the end of 2017 and approximately $3 to $4 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility. The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold and the entity was liquidated.

The Company evaluates performance based on operating income of each segment before restructuring and other costs. All restructuring and other costs related to continuing operations are recorded in Corporate & Other. The following table summarizes the restructuring expense by segment and discontinued operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(In thousands)	2017	2016

Flavors & Fragrances	$20,153	$2,942
Color	-	39
Asia Pacific	-	-
Corporate & Other	59	361

Total Continuing Operations	20,212	3,342

Discontinued Operations	-	-

Total Restructuring	$20,212	$3,342

The Company recorded restructuring costs in continuing operations for the three months ended March 31, 2017, as follows:

Three Months Ended March 31, 2017
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation(1)	$(4,485)	$-	$(4,485)
Long-lived asset impairment	456	-	456
Loss on sale of business	20,909	-	20,909
Write-down of inventory	-	342	342
Other restructuring costs(2)	2,990	-	2,990

Total	$19,870	$342	$20,212

(1)	Employee separation costs include a reversal of the employee separation accrual for the European Natural Ingredients business, which is no longer expected to be paid due to the sale of this business.
(2)	Other costs include decommissioning costs, professional services, temporary labor, moving costs and other related costs.

Index
The Company recorded restructuring costs in continuing operations for the three months ended March 31, 2016, as follows:

Three Months Ended March 31, 2016
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$131	$-	$131
Long-lived asset impairment	471	-	471
Write-down of inventory	-	644	644
Other restructuring costs(1)	2,096	-	2,096

Total	$2,698	$644	$3,342

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

The following table summarizes the accrual activities for the restructuring activities for the three months ended March 31, 2017:

(In thousands)	Employee Separations	Other	Total
Balance as of December 31, 2016	$6,959	$570	$7,529
Expense activity (1)	(4,485)	2,990	(1,495)
Cash spent	(1,252)	(3,327)	(4,579)
Translation adjustment	77	-	77
Balance as of March 31, 2017	$1,299	$233	$1,532

(1)	Employee separation costs include a reversal of the employee separation accrual for the European Natural Ingredients business, which is no longer expected to be paid due to the sale of this business.

12.	Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business has met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Consolidated Condensed Statements of Earnings for all periods presented. In 2016, the facility and remaining assets were sold and the entity was liquidated.

The following table summarizes the discontinued operation’s results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016

Revenue	$-	$-
Loss from discontinued operations before income taxes	-	(31)
Income tax benefit	-	9
Loss from discontinued operations, net of tax	$-	$(22)

Index
13.	Divestiture

In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. In addition, the Company incurred $0.7 million of outside professional fees and other related costs in 2016, as a result of the then anticipated divestiture.

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. The Company recognized an additional non-cash loss of approximately $11 million during the three months ended March 31, 2017. The additional non-cash loss is primarily due to changes in the estimates related to the amount of the cumulative translation loss, deferred tax assets, and updating working capital balances and other estimates upon closing the transaction. The Company also incurred approximately $0.1 million of outside professional fees and other related costs.

14.	Subsequent Events

On May 3, 2017, the Company issued three new fixed-rate notes consisting of a 7-year note of €50 million (approximately $53 million) at a fixed rate of 1.27%; a 10-year note of €40 million (approximately $43 million) at a fixed rate of 1.71%; and a 7-year note of $27 million at a fixed rate of 3.65%. Also, on May 3, 2017, the Company extended the maturity date of its revolver from November 2020 to May 2022, and increased its credit facility term loan from $115 million to $145 million. Proceeds were used to refinance existing debt.

15.	Commitments and Contingencies

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California. SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleges that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011. The EEOC seeks to enjoin SNI from engaging in employment practices that discriminate on the basis of disability; asks the Court to order SNI to implement policies, practices, and programs to ensure it does not violate the ADA; and requests back pay with prejudgment interest, reinstatement, front pay, compensation for past and future pecuniary and non-pecuniary losses, and punitive damages on behalf of the five named former employees and any similarly aggrieved individuals. Recoverable compensatory and punitive damages are subject to statutory caps. The complaint does not request a specific damages amount. To date, the EEOC has provided the Company with a list of 13 additional potentially aggrieved former employees not listed in the complaint who may have been terminated in violation of the ADA during the relevant time period. In its discovery responses, the EEOC has identified 3 of those 13 former employees as additional claimants for whom the Agency seeks relief.

As of May 1, 2017, the parties finalized a settlement, which is pending Court approval. The Company previously accrued $0.6 million for the settlement of this matter, which it will pay to claimants after the settlement is approved by the Court.

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

Revenue
Revenue was $341.4 million and $342.5 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of 0.3%. The impact of foreign exchange rates decreased consolidated revenue by approximately 1.2% for the three months ended March 31, 2017.

Gross Profit
The Company’s gross margin was 35.4% and 33.8% for the three months ended March 31, 2017 and 2016, respectively. Included in the cost of sales are $0.3 million and $0.6 million of restructuring costs for the three months ended March 31, 2017 and 2016, respectively. The increase in gross margin for the three months ended March 31, 2017 is primarily a result of higher selling prices, higher volumes and the favorable impact of the divestiture (see the discussion below under Divestiture). Restructuring costs reduced gross margin by 10 basis points and 20 basis points for the three months ended March 31, 2017 and 2016, respectively.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 28.4% and 20.0% for the three months ended March 31, 2017 and 2016, respectively. Restructuring and other costs (see the discussions below regarding Restructuring, Divestiture, and Non-GAAP Financial Measures) of $30.9 million and $2.7 million were included in selling and administrative expenses for the three months ended March 31, 2017 and 2016, respectively. The increase in selling and administrative expenses as a percent of revenue is primarily due to an increase in the restructuring and other costs which increased selling and administrative expense as a percent of revenue by 910 basis points and 80 basis points for the three months ended March 31, 2017 and 2016, respectively.

Operating Income
Operating income was $24.0 million and $47.5 million for the three months ended March 31, 2017 and 2016, respectively. Operating margins were 7.0% and 13.9% for the three months ended March 31, 2017 and 2016, respectively. Restructuring and other costs reduced operating margins by 920 basis points and 100 basis points during the three months ended March 31, 2017 and 2016, respectively.

Interest Expense
Interest expense was $4.8 million for the three months ended March 31, 2017 and 2016.

Income Taxes
The effective income tax rates for continuing operations for the three months ended March 31, 2017 and 2016, were 31.4% and 27.0%, respectively. The effective tax rates in both 2017 and 2016 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The tax rate in 2017 was also impacted by the tax deductibility of losses related to the divestitures discussed in Note 11, Restructuring and Note 13, Divestiture.

Index
Restructuring
The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 12, Discontinued Operations, in more detail.

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been announced in Indianapolis, Indiana, United States; Cornwall, Mississauga and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also identified its two European Natural Ingredients facilities to be sold as part of the Plan, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and eliminate additional positions in the European Flavors & Fragrances businesses. The Company has operationally completed all of the above mentioned activities and closures with the exception of the closure of the Indianapolis facility, which is anticipated to be closed in the second quarter of 2017.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. The fair values of the remaining long-lived assets are estimated to be approximately $14 million, which includes certain of the land, buildings, and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $0.5 million during each of the three months ended March 31, 2017 and 2016. Since initiating the Plan, the Company has recorded $87.2 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company anticipates that it will reduce headcount by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment, related to direct and indirect labor at manufacturing sites. As of March 31, 2017, 355 positions had been eliminated as a result of this Plan.

During the three months ended March 31, 2017, the Company sold its European Natural Ingredients business (also known as the European Dehydrated Vegetable business), a business in the Flavors & Fragrances segment. This business had two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business had not generated significant profits for several years and did not fit with the Company’s long-term strategic plan. The Company completed the sale of this business on March 27, 2017, for a de minimis amount and recognized a non-cash loss of approximately $21 million.

As of March 31, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $6.8 million related to the 2014 Restructuring Plan.

The Company recorded total restructuring costs of $20.2 million for the three months ended March 31, 2017, and $3.3 million for the three months ended March 31, 2016, in accordance with GAAP.  Since initiating the 2014 Restructuring Plan, the Company has incurred $172.7 million of restructuring costs through March 31, 2017. The Company expects to incur approximately $7 million of additional restructuring costs by the end of 2017.  The increase in the 2017 expected costs are primarily due to the delay in closing the Indianapolis facility, which is now anticipated to be closed in the second quarter of 2017.

Index
The closure and sale of these operations have significantly lowered the Company’s operating costs over the last few years and anticipates additional savings in 2018. Upon initiating the Plan, the Company estimated the annual cost reductions to be approximately $30 million, when fully implemented. The U.S. dollar has strengthened considerably since the initiation of the Plan, and as a result the dollar value of the cost savings has been reduced. In 2015, the Company identified additional cost savings opportunities, and as a result of these actions, the current estimate of annual cost savings is approximately $27 million. The Company has also implemented price increases to further mitigate the impact of foreign currency movements. Since initiating the Plan, the Company has realized total savings of approximately $22 million as of March 31, 2017. During the three months ended March 31, 2017, the Company realized a de minimis amount of savings and expects to realize approximately $1 million of additional savings by the end of 2017 and approximately $3 to $4 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility. The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold and the entity was liquidated.

Divestiture
In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in selling and administrative expense, reducing the carrying value of the long-lived assets for this facility to zero. An estimate of the fair value of this business less cost to sell was determined to be lower than its carrying value. The difference between the fair value and its carrying value exceeded the existing net book value of the long-lived assets. In addition, the Company incurred $0.7 million of outside professional fees and other related costs in 2016, as a result of the then anticipated divestiture.

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. The Company recognized an additional non-cash loss of approximately $11 million during the three months ended March 31, 2017. The additional non-cash loss is primarily due to changes in the estimates related to the amount of the cumulative translation loss, deferred tax assets, and updating working capital balances and the other estimates upon closing the transaction. The Company also incurred approximately $0.1 million of outside professional fees and other related costs.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 are for the divestiture related costs discussed under Divestiture above.

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

Index
	Three Months Ended March 31,
	2017	2016	% Change
Operating income from continuing operations (GAAP)	$24,037	$47,519	-49.4%
Restructuring - Cost of products sold	342	644
Restructuring - Selling and administrative	19,870	2,698
Other - Selling and administrative (1)	11,047	-
Adjusted operating income	$55,296	$50,861	8.7%

Net earnings from continuing operations (GAAP)	$13,192	$31,193	-57.7%
Restructuring and other, before tax	31,259	3,342
Tax impact of restructuring and other	(7,827)	(862)
Adjusted net earnings	$36,624	$33,673	8.8%

Diluted EPS from continuing operations (GAAP)	$0.30	$0.69	-56.5%
Restructuring and other, net of tax	0.53	0.06
Adjusted diluted EPS	$0.82	$0.75	9.3%

(1)	The other costs in 2017 are for the divestiture related costs discussed under Divestiture above.

The following table summarizes the percentage change for the results for the three months ended March 31, 2017, compared to the results for the three ended March 31, 2016, in the respective financial measures:

	Three Months Ended March 31, 2017
Revenue	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(5.8%)	(2.0%)	(3.9%)
Color	6.0%	(0.8%)	6.8%
Asia Pacific	5.1%	1.0%	4.1%
Total Revenue	(0.3%)	(1.2%)	0.9%

Operating Income from Continuing Operations
Flavors & Fragrances	4.1%	(1.1%)	5.2%
Color	7.5%	(1.5%)	9.0%
Asia Pacific	(8.0%)	0.8%	(8.8%)
Corporate & Other	189.7%	(0.3%)	190.0%
Operating Income from Continuing Operations	(49.4%)	(1.4%)	(48.0%)

Diluted EPS from Continuing Operations	(56.5%)	(1.4%)	(55.1%)

Adjusted Operating Income (1)	8.7%	(1.4%)	10.1%
Adjusted Diluted EPS (1)	9.3%	(1.3%)	10.7%

(1)	Refer to the table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, which are reported in Corporate & Other, interest expense, and income taxes.

Beginning in the first quarter of 2017, the results of operations for certain of the Company’s cosmetic and fragrance businesses in the Asia Pacific segment, are now reported in the Color segment and Flavors & Fragrances segment, respectively. The results for 2016 have been restated to reflect these changes.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $186.9 million and $198.5 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of 5.8%. Foreign exchange rates reduced segment revenue by 2.0%. The decrease in segment revenue was primarily due to lower revenue in North America ($7.0 million) and Europe ($5.4 million) partially offset by higher revenue in Latin America ($0.8 million). The lower revenue in North America was primarily due to lower volumes ($11.4 million) partially offset by higher selling prices ($3.9 million) and the favorable impact of exchange rates ($0.5 million). The lower revenue in Europe was primarily due to the unfavorable impact of exchange rates ($3.5 million), the divestitures ($2.1 million), and lower volumes ($0.7 million) partially offset by higher selling prices ($0.8 million). The higher revenue in Latin America was primarily due to higher volumes ($1.1 million) and higher selling prices ($0.7 million) partially offset by the impact of unfavorable exchange rates ($1.0 million).

Flavors & Fragrances segment operating income was $28.8 million and $27.6 million for the three months ended March 31, 2017 and 2016, respectively, an increase of 4.1%. Foreign exchange rates reduced segment operating income by 1.1%. The higher segment operating income was due to higher operating income in North America ($0.4 million) and Europe ($0.8 million). The higher operating income in North America was primarily due to higher selling prices ($3.9 million), lower manufacturing and other costs ($0.7 million), and lower raw material costs ($0.5 million) partially offset by unfavorable volume and mix ($4.2 million). The higher operating income in Europe was primarily due to the divestiture ($1.2 million) higher selling prices ($0.8 million), and lower raw material costs ($0.4 million) partially offset by higher manufacturing and other costs ($1.3 million) and volume and mix ($0.3 million). Segment operating income as a percent of revenue was 15.4% in the current quarter and 13.9% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $134.1 million and $126.5 million for the three months ended March 31, 2017 and 2016, respectively, an increase of 6.0%. Foreign exchange rates reduced segment revenue by 0.8%. The higher segment revenue was due to higher sales of non-food colors ($6.1 million) and food and beverage colors ($1.4 million). The higher sales of non-food colors were primarily due to higher volumes ($6.4 million), primarily in cosmetic colors, partially offset by lower selling prices ($0.2 million) and the impact of unfavorable exchange rates ($0.1 million). The higher sales of food and beverage colors was primarily a result of higher volumes ($1.3 million) and higher selling prices ($1.2 million) partially offset by the impact of unfavorable exchange rates ($1.0 million).

Segment operating income for the Color segment was $30.2 million and $28.1 million for the three months ended March 31, 2017 and 2016, respectively, an increase of 7.5%. Foreign exchange rates reduced segment operating income by 1.5%. The higher segment operating income was primarily due to higher profit for non-food colors ($1.5 million) and food and beverage colors ($0.6 million). The higher operating income for non-food colors is primarily a result of volume and product mix ($3.4 million) partially offset by higher manufacturing and other costs ($1.1 million), higher raw material costs ($0.6 million), lower selling prices ($0.2 million), and the unfavorable impact of foreign exchange rates ($0.2 million). The higher operating income for food and beverage colors is primarily a result of higher selling prices ($1.2 million) and lower manufacturing and other costs ($0.6 million) partially offset by product mix ($0.9 million) and the unfavorable impact of exchange rates ($0.3 million). Segment operating income as a percent of revenue was 22.5% in the current quarter and 22.2% in the prior year’s comparable quarter.

Index
Asia Pacific
Segment revenue for the Asia Pacific segment was $29.6 million and $28.2 million for the three months ended March 31, 2017 and 2016, respectively, an increase of 5.1%. Foreign exchange rates increased segment revenue by 1.0%. The higher revenue was due to higher volumes ($0.8 million), selling prices ($0.3 million) and the impact of favorable foreign exchange rates ($0.3 million).

Segment operating income for the Asia Pacific segment was $5.2 million and $5.6 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of 8.0%.  Foreign exchange rates increased segment operating income by 0.8%. The decrease in segment operating income was primarily a result of higher manufacturing and other costs ($1.2 million), which was a result of order timing, partially offset by volume and mix ($0.4 million) and higher selling prices ($0.3 million). Segment operating income as a percent of revenue was 17.4% in the current quarter and 19.8% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating loss was $40.1 million and $13.8 million for the three months ended March 31, 2017and 2016, respectively. The higher operating loss was primarily a result of higher restructuring and other costs ($27.9 million) partially offset by lower outside services ($1.1 million). The higher restructuring and other costs principally relate to the non-cash losses from the divestitures of a European savory ingredient facility and the Company's European Natural Ingredients business. Restructuring and other costs were $31.3 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company entered into agreements on May 3, 2017, to issue new fixed rate notes as well as to increase its existing credit facility term loan and extend the maturity date of its existing revolver (refer to Note 14, Subsequent Events included in Part I, Item I of this report). Proceeds were used to refinance existing debt. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2017. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $37.6 million and $46.2 million for the three months ended March 31, 2017 and 2016, respectively. The lower cash provided by operating activities is primarily due to a higher use of working capital in the current period.

Cash Flows from Investing Activities
Net cash provided from investing activities was $2.4 million for the three months ended March 31, 2017, compared to net cash used in investing activities of $14.1 million for the three months ended March 31, 2016. Capital expenditures were $10.1 million and $14.1 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Company sold two different businesses for $12.5 million in proceeds.

Cash Flows from Financing Activities
Net cash used in financing activities was $39.8 million and $21.6 million for the three months ended March 31, 2017 and 2016, respectively. The Company repurchased $12.4 million and $17.9 million of Company stock for the three months ended March 31, 2017 and 2016, respectively. Net debt decreased in the first three months of 2017 by $13.7 million and increased by $8.3 million in the first quarter of 2016. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $13.3 million and $12.2 million were paid during the three months ended March 31, 2017 and 2016, respectively. Dividends paid were 30 cents per share and 27 cents per share in the first three months of 2017 and 2016, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2017.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

In 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, and removed from the Company’s consolidated balance sheet (refer to Note 10, Accounts Receivable Securitization, included in Part I, Item I of this report).

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2017.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2017.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2017, and statements including the terms “expect,” “believe,” “anticipate”, and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California. SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleges that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011. The EEOC seeks to enjoin SNI from engaging in employment practices that discriminate on the basis of disability; asks the Court to order SNI to implement policies, practices, and programs to ensure it does not violate the ADA; and requests back pay with prejudgment interest, reinstatement, front pay, compensation for past and future pecuniary and non-pecuniary losses, and punitive damages on behalf of the five named former employees and any similarly aggrieved individuals. Recoverable compensatory and punitive damages are subject to statutory caps. The complaint does not request a specific damages amount. To date, the EEOC has provided the Company with a list of 13 additional potentially aggrieved former employees not listed in the complaint who may have been terminated in violation of the ADA during the relevant time period. In its discovery responses, the EEOC has identified 3 of those 13 former employees as additional claimants for whom the Agency seeks relief.

As of May 1, 2017, the parties finalized a settlement, which is pending Court approval. The Company previously accrued $0.6 million for the settlement of this matter, which it will pay to claimants after the settlement is approved by the Court.

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

Except as otherwise described below, there were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans

January 1 to January 31, 2017	-	$-	-	1,424,760
February 1 to February 28, 2017	69,700	79.30	69,700	1,355,060
March 1 to March 31, 2017	86,149	79.38	86,149	1,268,911

Total	155,849	$79.34	155,849

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 8, 2017	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	May 8, 2017	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

Exhibit	Description	Incorporated by Reference From	Filed Herewith

4.1	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.5 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.3	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.4	First Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.3 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

10.1	Second Amended and Restated Credit Agreement dated as of May 3, 2017	Exhibit 10.1 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X