Form 10-Q
period 2017-06-30
SENSIENT TECHNOLOGIES CORP
filed 2017-08-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, par value $0.10 per share	43,866,336

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$338,475	$360,836	$679,872	$703,304

Cost of products sold	219,250	236,402	439,702	463,027

Selling and administrative expenses	74,845	80,769	171,753	149,093

Operating income	44,380	43,665	68,417	91,184

Interest expense	4,717	4,637	9,528	9,437

Earnings before income taxes	39,663	39,028	58,889	81,747

Income taxes	8,889	14,277	14,923	25,803

Earnings from continuing operations	30,774	24,751	43,966	55,944

Gain from discontinued operations, net of tax	-	3,365	-	3,343

Net earnings	$30,774	$28,116	$43,966	$59,287

Weighted average number of shares outstanding:
Basic	44,023	44,562	44,112	44,640

Diluted	44,290	44,822	44,384	44,902

Earnings per common share:

Basic:
Continuing operations	$0.70	$0.56	$1.00	$1.25
Discontinued operations	-	0.08	-	0.07
Earnings per common share	$0.70	$0.63	$1.00	$1.33

Diluted:
Continuing operations	$0.69	$0.55	$0.99	$1.25
Discontinued operations	-	0.08	-	0.07
Earnings per common share	$0.69	$0.63	$0.99	$1.32

Dividends declared per common share	$0.30	$0.27	$0.60	$0.54

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Comprehensive Income	$59,183	$7,174	$96,454	$53,924

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2017 (Unaudited)	December 31, 2016

CURRENT ASSETS:
Cash and cash equivalents	$26,016	$25,865
Trade accounts receivable, net	216,197	194,509
Inventories	428,932	404,320
Prepaid expenses and other current assets	48,203	50,974
Assets held for sale	7,333	41,393

TOTAL CURRENT ASSETS	726,681	717,061

OTHER ASSETS	70,314	70,462
DEFERRED TAX ASSETS	13,127	12,120
INTANGIBLE ASSETS, NET	7,791	8,126
GOODWILL	400,414	383,568

PROPERTY, PLANT AND EQUIPMENT:
Land	34,249	33,015
Buildings	286,800	265,157
Machinery and equipment	697,038	643,869
Construction in progress	37,331	79,981
	1,055,418	1,022,022
Less accumulated depreciation	(575,412)	(545,499)
	480,006	476,523

TOTAL ASSETS	$1,698,333	$1,667,860

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$93,018	$92,450
Accrued salaries, wages and withholdings from employees	22,823	26,502
Other accrued expenses	50,949	54,752
Income taxes	1,368	14,080
Short-term borrowings	20,385	20,578
Liabilities held for sale	-	5,313

TOTAL CURRENT LIABILITIES	188,543	213,675

DEFERRED INCOME TAXES	11,227	9,650
OTHER LIABILITIES	6,849	6,103
ACCRUED EMPLOYEE AND RETIREE BENEFITS	21,059	19,911
LONG‑TERM DEBT	586,940	582,780

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	110,452	107,686
Earnings reinvested in the business	1,396,336	1,378,923
Treasury stock, at cost	(467,492)	(442,799)
Accumulated other comprehensive loss	(160,977)	(213,465)

TOTAL SHAREHOLDERS’ EQUITY	883,715	835,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,698,333	$1,667,860

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net earnings	$43,966	$59,287
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	24,436	23,301
Share-based compensation	4,252	4,803
Net loss on assets	328	8,107
Loss on divestiture of businesses	33,138	-
Deferred income taxes	(4,765)	6,231
Liquidation of foreign entity	-	(3,257)
Changes in operating assets and liabilities	(38,541)	2,373

Net cash provided by operating activities	62,814	100,845

Cash flows from investing activities:
Acquisition of property, plant and equipment	(19,666)	(34,294)
Proceeds from sale of assets	5,305	910
Proceeds from divestiture of businesses	12,457	-
Other investing activity	(132)	(48)

Net cash used in investing activities	(2,036)	(33,432)

Cash flows from financing activities:
Proceeds from additional borrowings	139,820	107,484
Debt payments	(154,282)	(123,067)
Purchase of treasury stock	(26,743)	(21,055)
Dividends paid	(26,553)	(24,266)
Other financing activity	(1,047)	290

Net cash used in financing activities	(68,805)	(60,614)

Effect of exchange rate changes on cash and cash equivalents	8,178	1,397

Net increase in cash and cash equivalents	151	8,196
Cash and cash equivalents at beginning of period	25,865	11,997

Cash and cash equivalents at end of period	$26,016	$20,193

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2017, and the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

In July 2015, the Financial Accounting Standards Board (FASB) affirmed its proposed one-year deferral of the effective date for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016.  The Company currently recognizes revenue (net of estimated discounts, allowances, and returns) when title to goods passes, the customer is obliged to pay the Company, and the Company has no remaining obligations.  Such recognition typically corresponds with the shipment of goods.  The Company created a project team within its Corporate Finance Department, in 2016, to review the potential impact that this ASU may have on the Company. At that time, the Company’s revenue recognition project team began gathering data, including issuing a detailed revenue recognition questionnaire designed to highlight instances of variable consideration, and reviewing existing contracts and other relevant documents across all of the Company’s segments.  In the first quarter of 2017, the Company finalized a detailed project plan and distributed a second revenue recognition questionnaire designed to examine potential instances of variable consideration in greater detail. In the second quarter of 2017, the Company reviewed and analyzed the questionnaires and supporting documentation. The Company expects to be completed with its review and analysis by the end of the third quarter of 2017. The Company has also implemented additional internal controls and monitoring around revenue recognition during the second quarter of 2017. In July 2017, the Company updated its Audit Committee on the status of the implementation of this ASU. Based on procedures to-date, the Company has not identified any areas that will result in significant changes to the timing of recognition or measurement of revenue, but the Company will continue to evaluate the effects of this standard on the Company’s Consolidated Financial Statements. As a result of our ongoing assessment, the Company has changed its planned method to incorporate this new standard and now plans to use the modified retrospective method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory that is accounted for using first-in-first-out, or average cost method, shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under previous guidance. This guidance became effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in first quarter of 2017, and it did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and lease liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to evaluate the expected impact of this standard.

In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company continues to evaluate the expected impact of this standard.

Index
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

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of June 30, 2017, and December 31, 2016, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.2 million as of June 30, 2017, and a liability of $0.2 million as of December 31, 2016. The fair value of the investments based on June 30, 2017, and December 31, 2016, market quotes (Level 1 inputs) was an asset of $3.9 million and $1.8 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximated fair values as of June 30, 2017. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2017, was $586.9 million. The fair value of the long-term debt at June 30, 2017, was $602.9 million.

3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2017:
Revenue from external customers	$180,736	$129,253	$28,486	$-	$338,475
Intersegment revenue	4,820	3,641	459	-	8,920
Total revenue	$185,556	$132,894	$28,945	$-	$347,395

Operating income (loss)	$28,502	$29,072	$3,820	$(17,014)	$44,380
Interest expense	-	-	-	4,717	4,717
Earnings (loss) before income taxes	$28,502	$29,072	$3,820	$(21,731)	$39,663

Three months ended June 30, 2016:
Revenue from external customers	$202,273	$128,478	$30,085	$-	$360,836
Intersegment revenue	7,215	3,723	38	-	10,976
Total revenue	$209,488	$132,201	$30,123	$-	$371,812

Operating income (loss)	$35,461	$28,309	$5,653	$(25,758)	$43,665
Interest expense	-	-	-	4,637	4,637
Earnings (loss) before income taxes	$35,461	$28,309	$5,653	$(30,395)	$39,028

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2017:
Revenue from external customers	$361,811	$260,093	$57,968	$-	$679,872
Intersegment revenue	10,620	6,867	613	-	18,100
Total revenue	$372,431	$266,960	$58,581	$-	$697,972

Operating income (loss)	$57,272	$59,289	$8,970	$(57,114)	$68,417
Interest expense	-	-	-	9,528	9,528
Earnings (loss) before income taxes	$57,272	$59,289	$8,970	$(66,642)	$58,889

Six months ended June 30, 2016:
Revenue from external customers	$393,410	$251,642	$58,252	$-	$703,304
Intersegment revenue	14,562	7,041	78	-	21,681
Total revenue	$407,972	$258,683	$58,330	$-	$724,985

Operating income (loss)	$63,108	$56,425	$11,249	$(39,598)	$91,184
Interest expense	-	-	-	9,437	9,437
Earnings (loss) before income taxes	$63,108	$56,425	$11,249	$(49,035)	$81,747

Beginning in the first quarter of 2017, the results of operations for certain of the Company’s cosmetic and fragrance businesses in the Asia Pacific segment are now reported in the Color segment and Flavors & Fragrances segment, respectively. The results for 2016 have been restated to reflect these changes.

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. The 2017 and 2016 restructuring and other costs related to continuing operations are reported in Corporate & Other. See Note 11, Restructuring, for more information on the Company’s restructuring activities. The 2017 and 2016 other costs pertain to the costs associated with the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances business in Strasbourg, France. See Note 13, Divestiture.

4.	Inventories

At June 30, 2017, and December 31, 2016, inventories included finished and in-process products totaling $290.5 million and $273.8 million, respectively, and raw materials and supplies of $138.4 million and $130.5 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Service cost	$465	$503	$926	$1,006
Interest cost	359	425	714	845
Expected return on plan assets	(259)	(300)	(514)	(597)
Amortization of actuarial (gain) loss	(21)	55	(42)	108
Settlement expense	3,797	-	3,797	-

Total defined benefit expense	$4,341	$683	$4,881	$1,362

During the three months ended June 30, 2017, one of the Company’s defined benefit plans was terminated. As a result, the pension benefit obligation was settled by making lump-sum cash payments to certain participants and also purchasing nonparticipating annuity contracts to cover the remaining vested benefits. As a result of this plan’s termination, the Company recognized $3.8 million of settlement expense during the three months ended June 30, 2017, which have been recorded in the Company’s restructuring and other costs. The plan was associated with two facilities which were closed under the Company’s 2014 Restructuring Plan.

Index
6.	Shareholders’ Equity

The Company repurchased 178,800 and 334,649 shares of its common stock for an aggregate cost of $14.4 million and $26.7 million during the three and six months ended June 30, 2017, respectively, and 47,456 and 311,226 shares of its common stock for an aggregate cost of $3.1 million and $18.5 million during the three and six months ended June 30, 2016, respectively. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective six-month period.

7.	Derivative Instruments and Hedging Activity

The Company may use forward exchange contracts and foreign currency denominated debt to manage its exposure to foreign exchange risk in order to reduce the effect of fluctuating foreign currencies on short-term foreign currency denominated intercompany transactions, non-functional currency raw material purchases, non-functional currency sales, and other known foreign currency exposures. These forward exchange contracts generally have maturities of less than 18 months. The Company’s primary hedging activities and their accounting treatment are summarized below.

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $23 million and $25.4 million of forward exchange contracts designated as hedges outstanding as of June 30, 2017, and December 31, 2016, respectively. For the three and six months ended June 30, 2017, gains of $0.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings, which offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the three and six months ended June 30, 2016, losses reclassified into net earnings were $0.2 million and $0.7 million, respectively. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges; the results of these transactions were not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of June 30, 2017, and December 31, 2016, the total value of the Company’s Euro and Swiss Franc debt was $251.1 million and $195.6 million, respectively.  For the three and six months ended June 30, 2017, the impact of foreign exchange rates on these debt instruments increased debt by $15.5 million and $18.1 million, respectively, which has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended June 30, 2017 and 2016, were 22.4% and 36.6%, respectively. For the six-month periods ended June 30, 2017 and 2016, the effective income tax rates for continuing operations were 25.3% and 31.6%, respectively. The effective tax rates in both 2017 and 2016 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The tax rate for the three-month period ended June 30, 2017, was also impacted by a tax planning opportunity that expires in 2017. The six-month period ended June 30, 2017, was also impacted by the limited tax deductibility of losses related to the divestitures discussed in Note 11, Restructuring and Note 13, Divestiture.

Index
9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three- and six-month periods ended June 30, 2017:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of March 31, 2017	$222	$(2,565)	$(187,043)	$(189,386)
Other comprehensive income before reclassifications	64	-	26,792	26,856
Amounts reclassified from OCI	(125)	1,420	258	1,553
Balance as of June 30, 2017	$161	$(1,145)	$(159,993)	$(160,977)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)
Other comprehensive income before reclassifications	391	-	44,068	44,459
Amounts reclassified from OCI	(145)	1,392	6,782	8,029
Balance as of June 30, 2017	$161	$(1,145)	$(159,993)	$(160,977)

(a)	Cash Flow Hedges and Pension Items are net of tax.

In 2017, the Company completed the divestiture of a facility and certain related business lines in the Flavors & Fragrances segment (See Note 13, Divestiture, for additional information), resulting in the reclassification of the cumulative translation loss of $2.8 million into net earnings. In addition, the Company completed the sale of its European Natural Ingredient business (See Note 11, Restructuring, for additional information), resulting in the reclassification of the cumulative translation loss of $4.0 million into net earnings. During the three months ended June 30, 2017, one of the Company’s pension plans was terminated resulting in the reclassification of the cumulative translation loss of $1.5 million into net earnings (See Note 5, Retirement Plans, for additional information).

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

The initial trade receivables sold to the third-party financial institution, Wells Fargo, in October 2016, totaled $60.6 million, for which $40 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The sale also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount is adjusted each month based on collections and other activity. The fair value of the deferred purchase price receivable recorded on the initial sale in October 2016, was $20.6 million. The Company estimates the fair value of the deferred purchase price receivable based on historical performance of similar receivables, including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of June 30, 2017, the trade receivables sold to Wells Fargo totaled $57 million. The fair value of the deferred purchase price receivable was $17 million, which is recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

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

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been completed in Indianapolis, Indiana, United States; Cornwall, Mississauga, and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company sold its two European Natural Ingredients facilities as part of the Plan, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and to eliminate additional positions in the European Flavors & Fragrances businesses. As of June 30, 2017, the Company has effectively completed all of the above-mentioned activities and closures.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.  The fair values of the remaining long-lived assets are estimated to be approximately $9 million, which includes certain of the land, buildings, and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded a de minimis amount of long-lived asset impairments, including the impairment charges and accelerated depreciation, during the three months ended June 30, 2017, versus $0.3 million during the three months ended June 30, 2016, and $0.4 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively. Since initiating the Plan, the Company has recorded $87 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory, and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company originally anticipated that it would reduce headcount related to direct and indirect labor at manufacturing sites by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment. Except for certain positions assisting with the facility decommissioning activities, the majority of these positions have been eliminated as of June 30, 2017.

During the three months ended March 31, 2017, the Company sold its European Natural Ingredients business (also known as the European Dehydrated Vegetable business), a business in the Flavors & Fragrances segment. This business had two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business had not generated significant profits for several years and did not fit with the Company’s long-term strategic plan. The Company completed the sale of this business on March 27, 2017, for a de minimis amount and has recognized a non-cash loss of approximately $21.6 million.

As of June 30, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $7.3 million related to the 2014 Restructuring Plan.

Index
In accordance with GAAP, the Company recorded total restructuring costs of $7.4 million and restructuring income of $0.2 million for both the three months ended June 30, 2017 and 2016, respectively, and restructuring costs of $27.6 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.  Since initiating the 2014 Restructuring Plan, the Company has incurred $180 million of restructuring costs through June 30, 2017. The Company expects to incur approximately $1 million of additional restructuring costs by the end of 2017, primarily related to the wind down of restructuring activities.

Since initiating the Plan, the Company has realized total savings of approximately $22 million as of June 30, 2017.  During the three and six months ended June 30, 2017, the Company realized a de minimis amount of savings.  The Company does not expect any additional savings for the remainder of 2017, but expects additional savings of approximately $4 to $5 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility.  The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold and the entity was liquidated.

The Company evaluates performance based on operating income of each segment before restructuring and other costs. All restructuring and other costs related to continuing operations are recorded in Corporate & Other. The following table summarizes the restructuring expense by segment and discontinued operations for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Flavors & Fragrances	$7,339	$2,925	$27,492	$5,867
Color	-	93	-	132
Asia Pacific	-	-	-	-
Corporate & Other	76	257	135	618

Total Continuing Operations	7,415	3,275	27,627	6,617

Discontinued Operations	-	(3,485)	-	(3,485)

Total Restructuring	$7,415	$(210)	$27,627	$3,132

The Company recorded restructuring costs in continuing operations for the three and six months ended June 30, 2017, as follows:

Three Months Ended June 30, 2017
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation(1)	$3,857	$-	$3,857
Long-lived asset impairment	12	-	12
Loss on sale of business	654	-	654
Write-down of inventory	-	-	-
Other restructuring costs(2)	2,892	-	2,892

Total	$7,415	$-	$7,415

(1)	Employee separation costs includes settlement expense related to the termination of one of the Company’s defined benefit plans.
(2)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

Index
Six Months Ended June 30, 2017
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation(1)	$(628)	$-	$(628)
Long-lived asset impairment	468	-	468
Loss on sale of business	21,563	-	21,563
Write-down of inventory	-	342	342
Other restructuring costs(2)	5,882	-	5,882

Total	$27,285	$342	$27,627

(1)
Employee separation costs include a reversal, during the three months ended March 31, 2017, of the employee separation accrual for the European Natural Ingredients business, given the sale of this business, as well as, settlement expense related to the termination of one of the Company’s defined benefit plans.

(2)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

The Company recorded restructuring costs in continuing operations for the three and six months ended June 30, 2016, as follows:

Three Months Ended June 30, 2016
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$319	$-	$319
Long-lived asset impairment	262	-	262
Write-down of inventory	-	166	166
Other restructuring costs(1)	2,528	-	2,528

Total	$3,109	$166	$3,275

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

Six Months Ended June 30, 2016
(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$450	$-	$450
Long-lived asset impairment	733	-	733
Write-down of inventory	-	810	810
Other restructuring costs(1)	4,624	-	4,624

Total	$5,807	$810	$6,617

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

Index
The following table summarizes the accrual activities for the restructuring activities for the six months ended June 30, 2017:

(In thousands)	Employee Separations	Other	Total
Balance as of December 31, 2016	$6,959	$570	$7,529
Expense activity(1)	(4,425)	5,882	1,457
Cash spent	(1,847)	(6,238)	(8,085)
Translation adjustment	109	-	109
Balance as of June 30, 2017	$796	$214	$1,010

(1)
Employee separation costs include a reversal, during the three months ended March 31, 2017, of the employee separation accrual for the European Natural Ingredients business, given the sale of this business.

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

The following table summarizes the discontinued operation’s results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Gain from discontinued operations before income taxes	-	3,441	-	3,410
Income tax expense	-	(76)	-	(67)
Gain from discontinued operations, net of tax	$-	$3,365	$-	$3,343

13.	Divestiture

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

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. At that time, the Company recognized an additional non-cash loss of approximately $11 million during the three months ended March 31, 2017. In addition, an additional non-cash loss of approximately $0.6 million was recognized during the three months ended June 30, 2017. The additional non-cash losses in 2017 are primarily due to changes in the estimates related to working capital balances.

Index
14.	Debt

On May 3, 2017, the Company issued three new fixed-rate notes consisting of a 7-year note of €50 million (approximately $53 million) at a fixed rate of 1.27%; a 10-year note of €40 million (approximately $43 million) at a fixed rate of 1.71%; and a 7-year note of $27 million at a fixed rate of 3.65%. Also, on May 3, 2017, the Company extended the maturity date of its revolving credit loan from November 2020 to May 2022, and increased its credit facility term loan to $145 million. Proceeds were used to refinance existing debt.

15.	Commitments and Contingencies

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California. SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleged that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011. In its discovery responses, the EEOC identified 3 additional former employees as claimants for whom the Agency sought relief.

The parties reached an agreement to settle the case through a Consent Decree, which was approved by the Court on June 29, 2017. The Company previously accrued $0.6 million for the settlement of this matter, which it will pay to the previously identified claimants in accordance with the terms of the Consent Decree. Additionally, the Company has agreed to pay up to an additional $0.2 million to any other claimant(s) that may be identified by the EEOC through a claims process, and to undertake additional training efforts and policy enhancements related to ADA compliance.

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

Revenue
Revenue was $338.5 million and $360.8 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of 6.2%. Revenue was $679.9 million and $703.3 million for the six months ended June 30, 2017 and 2016, respectively. The impact of foreign exchange rates decreased consolidated revenue by approximately 1.1% for both the three and six months ended June 30, 2017.

Gross Profit
The Company’s gross margin was 35.2% and 34.5% for the three months ended June 30, 2017 and 2016, respectively. The increase in gross margin for the three months ended June 30, 2017, is primarily a result of higher selling prices and the favorable impact of the divestitures (See Note 11, Restructuring, and Note 13, Divestiture, for further information). Restructuring costs did not have a significant impact on gross margin for the three months ended June 30, 2017 and 2016.

Gross margin was 35.3% and 34.2% for the six months ended June 30, 2017 and 2016, respectively. Included in costs of sales is $0.3 million and $0.8 million of restructuring costs for the six months ended June 30, 2017 and 2016, respectively. The increase in gross margin for the six months ended June 30, 2017, is primarily due to higher selling prices and the favorable impact of the divestitures. Restructuring costs reduced gross margin by 10 basis points in both six-month periods.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 22.1% and 22.4% for the three months ended June 30, 2017 and 2016, respectively. Restructuring and other costs (see the discussions below regarding Restructuring, Divestiture, and Non-GAAP Financial Measures) of $7.9 million and $13.4 million were included in selling and administrative expenses for the three months ended June 30, 2017 and 2016, respectively. The decrease in selling and administrative expenses as a percent of revenue is primarily due to the lower restructuring and other costs and lower performance based executive compensation, partially offset by profit on a sale of an import right in 2016 in the Flavors & Fragrances segment. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 230 basis points and 370 basis points for the three months ended June 30, 2017 and 2016, respectively.

Selling and administrative expenses as a percent of revenue were 25.3% and 21.2% for the six months ended June 30, 2017 and 2016, respectively. Restructuring and other costs of $38.8 million and $16.1 million were included in selling and administrative expenses for the six months ended June 30, 2017 and 2016, respectively. The increase in selling and administrative expenses as a percent of revenue is primarily due to the higher restructuring and other costs and profit on a sale of an import right in 2016 in the Flavors & Fragrances segment, partially offset by lower performance-based executive compensation. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 570 basis points and 230 basis points for the six months ended June 30, 2017 and 2016, respectively.

Operating Income
Operating income was $44.4 million and $43.7 million for the three months ended June 30, 2017 and 2016, respectively. Operating margins were 13.1% and 12.1% for the three months ended June 30, 2017 and 2016, respectively. Restructuring and other costs reduced operating margins by 230 basis points and 380 basis points during the three months ended June 30, 2017 and 2016, respectively.

Operating income was $68.4 million and $91.2 million for the six months ended June 30, 2017 and 2016, respectively. Operating margins were 10.1% and 13.0% for the six months ended June 30, 2017 and 2016, respectively. Restructuring and other costs reduced operating margins by 570 basis points and 240 basis points during the six months ended June 30, 2017 and 2016, respectively.

Index
Interest Expense
Interest expense was $4.7 million and $4.6 million for the three months ended June 30, 2017 and 2016, respectively, and $9.5 million and $9.4 million for the six months ended June 30, 2017 and 2016, respectively.

Income Taxes
The effective income tax rates for continuing operations for the quarters ended June 30, 2017 and 2016, were 22.4% and 36.6%, respectively. For the six-month periods ended June 30, 2017 and 2016, the effective income tax rates for continuing operations were 25.3% and 31.6%, respectively. The effective tax rates in both 2017 and 2016 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The tax rate for the three-month period ended June 30, 2017, was also impacted by a tax planning opportunity that expires in 2017. The six-month period ended June 30, 2017, was also impacted by the limited tax deductibility of losses related to the divestitures discussed in Note 11, Restructuring and Note 13, Divestiture.

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

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been completed in Indianapolis, Indiana, United States; Cornwall, Mississauga, and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also identified its two European Natural Ingredients facilities to be sold as part of the Plan, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and to eliminate additional positions in the European Flavors & Fragrances businesses. As of June 30, 2017, the Company has effectively completed all of the above-mentioned activities and closures.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.  The fair values of the remaining long-lived assets are estimated to be approximately $9 million, which includes certain of the land, buildings, and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded a de minimis amount of long-lived asset impairments, including the impairment charges and accelerated depreciation, during the three months ended June 30, 2017 versus $0.3 million during the three months ended June 30, 2016, and $0.4 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively. Since initiating the Plan, the Company has recorded $87 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory, and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company originally anticipated that it would reduce headcount related to direct and indirect labor at manufacturing sites by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment. Except for certain positions assisting with the facility decommissioning activities, the majority of these positions have been eliminated as of June 30, 2017.

Index
During the three months ended March 31, 2017, the Company sold its European Natural Ingredients business (also known as the European Dehydrated Vegetable business), a business in the Flavors & Fragrances segment. This business had two facilities, located in Marchais, France, and Elburg, the Netherlands. The European Natural Ingredients business had not generated significant profits for several years and did not fit with the Company’s long-term strategic plan. The Company completed the sale of this business on March 27, 2017, for a de minimis amount and has recognized a non-cash loss of approximately $21.6 million.

As of June 30, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $7.3 million related to the 2014 Restructuring Plan.

In accordance with GAAP, the Company recorded total restructuring costs of $7.4 million and restructuring income of $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and restructuring costs of $27.6 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.  Since initiating the 2014 Restructuring Plan, the Company has incurred $180 million of restructuring costs through June 30, 2017. The Company expects to incur approximately $1 million of additional restructuring costs by the end of 2017, primarily related to the wind down of restructuring activities.

Since initiating the Plan, the Company has realized total savings of approximately $22 million as of June 30, 2017.  During the three and six months ended June 30, 2017, the Company realized de minimis amount of savings.  The Company does not expect any additional savings for the remainder of 2017, but expects additional savings of approximately $4 to $5 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility.  The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

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

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. At that time, the Company recognized an additional non-cash loss of approximately $11 million during the three months ended March 31, 2017. In addition, an additional non-cash loss of approximately $0.6 million was recognized during the three months ended June 30, 2017. The additional non-cash losses in 2017 are primarily due to changes in the estimates related to working capital balances.

Index
NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 and 2016 are for the divestiture related costs discussed under Divestiture above.

The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable period-to-period performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends, and the Company believes the information can be beneficial to investors for the same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Operating income from continuing operations (GAAP)	$44,380	$43,665	1.6%	$68,417	$91,184	-25.0%
Restructuring - Cost of products sold	-	166		342	810
Restructuring - Selling and administrative	7,415	3,109		27,285	5,807
Other - Selling and administrative (1)	494	10,292		11,541	10,292
Adjusted operating income	$52,289	$57,232	-8.6%	$107,585	$108,093	-0.5%

Net earnings from continuing operations (GAAP)	$30,774	$24,751	24.3%	$43,966	$55,944	-21.4%
Restructuring and other, before tax	7,909	13,567		39,168	16,909
Tax impact of restructuring and other	(278)	(738)		(8,105)	(1,600)
Adjusted net earnings	$38,405	$37,580	2.2%	$75,029	$71,253	5.3%

Diluted EPS from continuing operations (GAAP)	$0.69	$0.55	25.5%	$0.99	$1.25	-20.8%
Restructuring and other, net of tax	0.17	0.29		0.70	0.34
Adjusted diluted EPS	$0.87	$0.84	3.6%	$1.69	$1.59	6.3%

(1)	The other costs in 2017 and 2016 are for the divestiture related costs discussed under Divestiture above.

Index
The following table summarizes the percentage change for the results for the three and six months ended June 30, 2017, compared to the results for the three and six months ended June 30, 2016, in the respective financial measures.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(11.4%)	(1.6%)	(9.9%)	(8.7%)	(1.8%)	(6.9%)
Color	0.5%	(0.7%)	1.2%	3.2%	(0.8%)	4.0%
Asia Pacific	(3.9%)	(0.3%)	(3.7%)	0.4%	0.3%	0.1%
Total Revenue	(6.2%)	(1.1%)	(5.1%)	(3.3%)	(1.1%)	(2.2%)

Operating Income from Continuing Operations
Flavors & Fragrances	(19.6%)	(0.7%)	(18.9%)	(9.2%)	(0.9%)	(8.3%)
Color	2.7%	(0.8%)	3.5%	5.1%	(1.2%)	6.3%
Asia Pacific	(32.4%)	0.1%	(32.5%)	(20.3%)	0.4%	(20.7%)
Corporate & Other	(33.9%)	(0.2%)	(33.7%)	44.2%	(0.2%)	44.5%
Operating Income from Continuing Operations	1.6%	(1.0%)	2.7%	(25.0%)	(1.2%)	(23.8%)

Diluted EPS from Continuing Operations	25.5%	(1.8%)	27.3%	(20.8%)	(1.6%)	(19.2%)

Adjusted Operating Income (1)	(8.6%)	(0.9%)	(7.8%)	(0.5%)	(1.1%)	0.6%
Adjusted Diluted EPS (1)	3.6%	(1.2%)	4.8%	6.3%	(1.3%)	7.5%

(1)	Refer to the table above for a reconciliation of these non-GAAP measures.

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

Flavors & Fragrances
Flavors & Fragrances segment revenue was $185.6 million and $209.5 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of 11.4%. Foreign exchange rates reduced segment revenue by 1.6%. The decrease in segment revenue was primarily due to lower revenue in Europe ($15.2 million), North America ($8.0 million), and Latin America ($0.8 million). The lower revenue in Europe was primarily due to lower volumes ($7.1 million), the divestitures ($6.9 million), and the unfavorable impact of exchange rates ($2.9 million) partially offset by higher selling prices ($1.7 million). The lower revenue in North America was primarily due to lower volumes ($12.2 million) partially offset by higher selling prices ($4.2 million). The lower revenue in Latin America was primarily due to lower volumes ($1.1 million) and the impact of unfavorable exchange rate ($0.2 million) partially offset by higher selling prices ($0.6 million).

Flavors & Fragrances segment revenue was $372.4 million and $408.0 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of 8.7%. Foreign exchange rates reduced segment revenue by 1.8%. The decrease in segment revenue was primarily due to lower revenue in Europe ($20.6 million) and North America ($15.0 million). The lower revenue in Europe was primarily due to lower volumes ($7.8 million), the divestitures ($8.9 million), and the unfavorable impact of exchange rates ($6.4 million) partially offset by higher selling prices ($2.6 million). The lower revenue in North America was primarily due to lower volumes ($23.7 million) partially offset by higher selling prices ($8.2 million) and the favorable impact of foreign exchange rates ($0.5 million).

Index
Flavors & Fragrances segment operating income was $28.5 million and $35.5 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of 19.6%. Foreign exchange rates reduced segment operating income by 0.7%. The lower segment operating income was due to lower operating income in North America ($3.7 million), Europe ($2.6 million), and Latin America ($0.7 million). The lower operating income in North America was primarily due to unfavorable volume and product mix ($4.5 million), mainly due to operational issues related to the wind-down of restructuring activities, profit on the sale of an import right in 2016 ($2.7 million), and raw material costs ($1.2 million) partially offset by higher selling prices ($4.2 million) and lower manufacturing and other costs ($0.6 million). The lower operating income in Europe was primarily due to higher manufacturing and other costs ($3.9 million), unfavorable volume and product mix ($1.4 million), and the impact of unfavorable exchange rates ($0.2 million), partially offset by higher selling prices ($1.7 million) and the impact of the divestitures ($1.1 million). The lower operating income in Latin America was primarily a result of unfavorable volume and product mix ($0.6 million), higher manufacturing and other costs ($0.5 million), and higher raw material costs ($0.2 million) partially offset by higher selling prices ($0.6 million). Segment operating income as a percent of revenue was 15.4% in the current quarter and 16.9% in the prior year’s comparable quarter.

Flavors & Fragrances segment operating income was $57.3 million and $63.1 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of 9.2%. Foreign exchange rates reduced segment operating income by 0.9%. The lower segment operating income was due to lower operating income in North America ($3.2 million), Europe ($1.8 million), and Latin America ($0.8 million). The lower operating income in North America was primarily due to unfavorable volume and product mix ($8.9 million), profit on the one-time sale of an import right in 2016 ($2.7 million), and raw material costs ($0.7 million) partially offset by higher selling prices ($8.3 million) and lower manufacturing and other costs ($1.3 million). The lower operating income in Europe was primarily due to higher manufacturing and other costs ($5.2 million), unfavorable volume and product mix ($1.7 million), and the impact of unfavorable exchange rates ($0.2 million) partially offset by higher selling prices ($2.6 million), the impact of the divestitures ($2.2 million), and lower raw material costs ($0.5 million). The lower operating income in Latin America was primarily a result of higher raw material costs ($1.0 million), higher manufacturing and other costs ($0.7 million), and the unfavorable impact of foreign exchange rates ($0.3 million) partially offset by higher selling prices ($1.2 million). Segment operating income as a percent of revenue was 15.4% for the six months ended June 30, 2017 and 15.5% for the prior year’s comparable period.

Color
Segment revenue for the Color segment was $132.9 million and $132.2 million for the three months ended June 30, 2017 and 2016, respectively, an increase of 0.5%. Foreign exchange rates reduced segment revenue by 0.7%. The higher segment revenue was due to higher sales of non-food colors ($3.3 million) partially offset by lower sales of food and beverage colors ($2.6 million). The higher sales of non-food colors were primarily due to higher volumes ($4.0 million), primarily in cosmetics, partially offset by the impact of unfavorable exchange rates ($0.5 million) and lower selling prices ($0.2 million). The lower sales of food and beverage colors was primarily a result of lower volumes ($2.9 million) and the impact of unfavorable exchange rates ($0.5 million) partially offset by higher selling prices ($0.8 million).

Segment revenue for the Color segment was $267.0 million and $258.7 million for the six months ended June 30, 2017 and 2016, respectively, an increase of 3.2%. Foreign exchange rates reduced segment revenue by 0.8%. The higher segment revenue was due to higher sales of non-food colors ($9.5 million) partially offset by lower sales of food and beverage colors ($1.2 million). The higher sales of non-food colors were primarily due to higher volumes ($9.8 million) and selling prices ($0.2 million), primarily in cosmetics, partially offset by the impact of unfavorable exchange rates ($0.5 million). The lower sales of food and beverage colors was primarily a result of lower volumes ($2.1 million) and the impact of unfavorable exchange rates ($1.5 million) partially offset by higher selling prices ($2.4 million).

Segment operating income for the Color segment was $29.1 million and $28.3 million for the three months ended June 30, 2017 and 2016, respectively, an increase of 2.7%. Foreign exchange rates reduced segment operating income by 0.8%. The higher segment operating income was primarily due to higher profit for non-food colors ($1.8 million) partially offset by lower profit for food and beverage colors ($1.0 million). The higher operating income for non-food colors was primarily a result of volume and product mix ($1.8 million) and lower raw material costs ($0.3 million) partially offset by lower selling prices ($0.2 million) and the unfavorable impact of exchange rates ($0.2 million). The lower operating income for food and beverage colors was primarily a result of volume and product mix ($1.7 million), and the unfavorable impact of exchange rates ($0.1 million) partially offset by higher selling prices ($0.8 million). Segment operating income as a percent of revenue was 21.9% in the current quarter and 21.4% in the prior year’s comparable quarter.

Index
Segment operating income for the Color segment was $59.3 million and $56.4 million for the six months ended June 30, 2017 and 2016, respectively, an increase of 5.1%. Foreign exchange rates reduced segment operating income by 1.2%. The higher segment operating income was primarily due to higher profit for non-food colors ($3.2 million) partially offset by lower profit for food and beverage colors ($0.4 million). The higher operating income for non-food colors was primarily a result of volume and product mix ($4.5 million) and higher selling prices ($0.2 million) partially offset by higher manufacturing and other costs ($0.9 million), higher raw material costs ($0.3 million), and the unfavorable impact of foreign exchange rates ($0.3 million). The lower operating income for food and beverage colors was primarily a result of unfavorable volume and product mix ($1.1 million), higher manufacturing and other costs ($1.0 million), higher raw material costs ($0.4 million), and the unfavorable impact of exchange rates ($0.3 million) partially offset by higher selling prices ($2.4 million). Segment operating income as a percent of revenue was 22.2% and 21.8% for the six months ending June 30, 2017 and 2016, respectively.

Asia Pacific
Segment revenue for the Asia Pacific segment was $28.9 million and $30.1 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of 3.9%. Foreign exchange rates decreased segment revenue by 0.3%. The lower revenue was due to lower volumes ($1.5 million) and the unfavorable impact of foreign exchange rates ($0.1 million) partially offset by higher selling prices ($0.4 million).

Segment revenue for the Asia Pacific segment was $58.6 million and $58.3 million for the six months ended June 30, 2017 and 2016, respectively, an increase of 0.4%. Foreign exchange rates increased segment revenue by 0.3%. The higher revenue was due to higher selling prices ($0.7 million), and the favorable impact of foreign exchange rates ($0.2 million) partially offset by lower volumes ($0.7 million).

Segment operating income for the Asia Pacific segment was $3.8 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of 32.4%.  Foreign exchange rates increased segment operating income by 0.1%. The decrease in segment operating income was primarily a result of higher manufacturing and other costs ($1.1 million), lower volume and product mix ($0.7 million), and higher raw material costs ($0.5 million) partially offset by higher selling prices ($0.4 million). Segment operating income as a percent of revenue was 13.2% in the current quarter and 18.8% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $9.0 million and $11.2 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of 20.3%.  Foreign exchange rates increased segment operating income by 0.4%. The decrease in segment operating income was primarily a result of higher manufacturing and other costs ($2.2 million), higher raw material costs ($0.6 million), and lower volume and product mix ($0.3 million) partially offset by higher selling prices ($0.7 million) and the favorable impact of exchange rates ($0.1 million). Segment operating income as a percent of revenue was 15.3% and 19.3% for the six months ended June 30, 2017 and 2016, respectively.

Corporate & Other
The Corporate & Other operating loss was $17.0 million and $25.8 million for the three months ended June 30, 2017 and 2016, respectively. The lower operating loss was primarily a result of lower restructuring and other costs ($5.7 million), lower outside services ($1.2 million), and lower performance based executive compensation ($1.0 million).  Restructuring and other costs were $7.9 million and $13.6 million for the three months ended June 30, 2017 and 2016, respectively.

The Corporate & Other operating loss was $57.1 million and $39.6 million for the six months ended June 30, 2017 and 2016, respectively. The higher operating loss was primarily a result of higher Restructuring and other costs ($22.3 million) partially offset by lower outside services ($2.3 million) and lower performance-based executive compensation ($0.9 million). Restructuring and other costs were $39.2 million and $16.9 million for the six months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company entered into an agreement on May 3, 2017, to issue new fixed-rate notes as well as to increase its existing credit facility term loan and extend the maturity date of its existing revolving credit loan (refer to Note 14, Debt included in Part I, Item I of this report). Proceeds were used to refinance existing debt. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2017. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Index
Cash Flows from Operating Activities
Net cash provided by operating activities was $62.8 million and $100.8 million for the six months ended June 30, 2017 and 2016, respectively. The lower cash provided by operating activities is primarily due to a higher use of working capital and the timing of tax payments.

Cash Flows from Investing Activities
Net cash used in investing activities was $2.0 million and $33.4 million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures were $19.7 million and $34.3 million for the six months ended June 30, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Company sold two different businesses for $12.5 million in proceeds. During the three months ended June 30, 2017, the Company sold a facility (that was previously closed as a result of the Company’s 2014 Restructuring Plan) for $5.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $68.8 million and $60.6 million for the six months ended June 30, 2017 and 2016, respectively. The Company repurchased $26.7 million and $21.1 million of Company stock in the first six months of 2017 and 2016, respectively. Net debt decreased in the first six months of 2017 and 2016, by $14.5 million and $15.6 million, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $26.6 million and $24.3 million were paid during the six months ended June 30, 2017 and 2016, respectively. Dividends paid were 60 cents per share and 54 cents per share in the first six months of 2017 and 2016, respectively.

CONTRACTUAL OBLIGATIONS

Refer to Note 14, Debt, included in Part I, Item I of this report for information about the refinancing transactions the Company entered into on May 3, 2017. Otherwise, there have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2017.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2017.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2017.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Index
During the quarter ended June 30, 2017, the Company implemented a new enterprise resource planning software application at one significant location in its Flavors & Fragrances segment. The implementation included the order taking, manufacturing, general ledger, and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design, and testing.  There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2017, and statements including the terms “expect,” “believe,” “anticipate”, and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.S. Equal Employment Opportunity Commission Civil Complaint
On September 21, 2015, the U.S. Equal Employment Opportunity Commission (EEOC) filed a civil complaint against Sensient Natural Ingredients LLC (SNI) in the U.S. District Court for the Eastern District of California. SNI is a wholly owned subsidiary of the Company. The EEOC’s complaint alleged that SNI failed to comply with the Americans with Disabilities Act (ADA), as amended, when it terminated five employees in 2011. In its discovery responses, the EEOC identified 3 additional former employees as claimants for whom the Agency sought relief.

The parties reached an agreement to settle the case through a Consent Decree, which was approved by the Court on June 29, 2017. The Company previously accrued $0.6 million for the settlement of this matter, which it will pay to the previously identified claimants in accordance with the terms of the Consent Decree. Additionally, the Company has agreed to pay up to an additional $0.2 million to any other claimant(s) that may be identified by the EEOC through a claims process, and to undertake additional training efforts and policy enhancements related to ADA compliance

Index
Other Claims and Litigation
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the second quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans

April 1 to April 30, 2017	-	$-	-	1,268,911
May 1 to May 31, 2017	178,800	80.41	178,800	1,090,111
June 1 to June 30, 2017	-	-	-	1,090,111

Total	178,800	$80.41	178,800

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
SENSIENT TECHNOLOGIES CORPORATION

Date:	August 7, 2017	By:	/s/ John J. Manning
John J. Manning, Vice President, General Counsel & Secretary

Date:	August 7, 2017	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.1	Sensient Technologies Corporation Amended And Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

10.1(m)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement		X

10.1(x)	Sensient Technologies Corporation 2017 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 10, 2017 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X