Form 10-Q
period 2017-09-30
SENSIENT TECHNOLOGIES CORP
filed 2017-11-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, par value $0.10 per share	43,475,886

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$353,519	$349,662	$1,033,391	$1,052,966

Cost of products sold	230,784	227,099	670,486	690,126

Selling and administrative expenses	70,725	71,412	242,478	220,505

Operating income	52,010	51,151	120,427	142,335

Interest expense	4,946	4,584	14,474	14,021

Earnings before income taxes	47,064	46,567	105,953	128,314

Income taxes	14,851	10,948	29,774	36,751

Earnings from continuing operations	32,213	35,619	76,179	91,563

Gain from discontinued operations, net of tax	-	-	-	3,343

Net earnings	$32,213	$35,619	$76,179	$94,906

Weighted average number of shares outstanding:
Basic	43,624	44,532	43,947	44,604

Diluted	43,864	44,816	44,209	44,873

Earnings per common share:
Basic:
Continuing operations	$0.74	$0.80	$1.73	$2.05
Discontinued operations	-	-	-	0.07
Earnings per common share	$0.74	$0.80	$1.73	$2.13

Diluted:
Continuing operations	$0.73	$0.79	$1.72	$2.04
Discontinued operations	-	-	-	0.07
Earnings per common share	$0.73	$0.79	$1.72	$2.11

Dividends declared per common share	$0.30	$0.27	$0.90	$0.81

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Comprehensive Income	$44,599	$32,784	$141,053	$86,708

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2017 (Unaudited)	December 31, 2016

CURRENT ASSETS:
Cash and cash equivalents	$24,654	$25,865
Trade accounts receivable, net	222,552	194,509
Inventories	456,480	404,320
Prepaid expenses and other current assets	43,245	50,974
Assets held for sale	7,396	41,393

TOTAL CURRENT ASSETS	754,327	717,061

OTHER ASSETS	66,917	70,462
DEFERRED TAX ASSETS	18,075	12,120
INTANGIBLE ASSETS, NET	7,658	8,126
GOODWILL	407,127	383,568

PROPERTY, PLANT AND EQUIPMENT:
Land	34,866	33,015
Buildings	306,217	265,157
Machinery and equipment	684,526	643,869
Construction in progress	44,974	79,981
	1,070,583	1,022,022
Less accumulated depreciation	(585,822)	(545,499)
	484,761	476,523
TOTAL ASSETS	$1,738,865	$1,667,860

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$101,104	$92,450
Accrued salaries, wages and withholdings from employees	25,676	26,502
Other accrued expenses	58,282	54,752
Income taxes	5,057	14,080
Short-term borrowings	20,092	20,578
Liabilities held for sale	-	5,313

TOTAL CURRENT LIABILITIES	210,211	213,675

DEFERRED INCOME TAXES	12,017	9,650
OTHER LIABILITIES	8,427	6,103
ACCRUED EMPLOYEE AND RETIREE BENEFITS	21,283	19,911
LONG‑TERM DEBT	607,395	582,780

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	112,459	107,686
Earnings reinvested in the business	1,415,406	1,378,923
Treasury stock, at cost	(505,138)	(442,799)
Accumulated other comprehensive loss	(148,591)	(213,465)

TOTAL SHAREHOLDERS’ EQUITY	879,532	835,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,738,865	$1,667,860

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$76,179	$94,906
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	36,626	35,176
Share-based compensation	6,296	6,743
Net loss on assets	1,371	7,893
Loss on divestiture of businesses	33,160	-
Deferred income taxes	(9,087)	8,454
Liquidation of foreign entity	-	(3,257)
Changes in operating assets and liabilities	(33,423)	679

Net cash provided by operating activities	111,122	150,594

Cash flows from investing activities:
Acquisition of property, plant and equipment	(32,825)	(58,004)
Proceeds from sale of assets	5,444	3,597
Proceeds from divestiture of businesses	12,457	-
Other investing activity	(338)	(82)

Net cash used in investing activities	(15,262)	(54,489)

Cash flows from financing activities:
Proceeds from additional borrowings	188,387	163,370
Debt payments	(190,164)	(185,697)
Purchase of treasury stock	(64,486)	(27,728)
Dividends paid	(39,696)	(36,357)
Other financing activity	(988)	409

Net cash used in financing activities	(106,947)	(86,003)

Effect of exchange rate changes on cash and cash equivalents	9,876	1,406

Net (decrease) increase in cash and cash equivalents	(1,211)	11,508
Cash and cash equivalents at beginning of period	25,865	11,997

Cash and cash equivalents at end of period	$24,654	$23,505

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2017, and the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

In July 2015, the Financial Accounting Standards Board (FASB) affirmed its proposed one-year deferral of the effective date for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016.  The Company currently recognizes revenue (net of estimated discounts, allowances, and returns) when title to goods passes, the customer is obliged to pay the Company, and the Company has no remaining obligations.  Such recognition typically corresponds with the shipment of goods.  The Company created a project team within its Corporate Finance Department, in 2016, to review the potential impact that this ASU may have on the Company. At that time, the Company’s revenue recognition project team began gathering data, including issuing a detailed revenue recognition questionnaire designed to highlight instances of variable consideration, and reviewing existing contracts and other relevant documents across all of the Company’s segments.  In the first quarter of 2017, the Company finalized a detailed project plan and distributed a second revenue recognition questionnaire designed to examine potential instances of variable consideration in greater detail. In the second and third quarters of 2017, the Company reviewed and analyzed the questionnaires and supporting documentation and completed its review and analysis during the current quarter. In addition, the Company has updated its current internal controls and implemented additional controls and monitoring around revenue recognition during the second and third quarters of 2017. The Company also conducted training for all financial personnel on the new standard, controls, and monitoring during this quarter. The Company again updated its Audit Committee on the status of the implementation of this ASU during the current quarter. Based on procedures to date, the Company has not identified any areas that will result in significant changes to the timing of recognition or measurement of revenue. The Company will continue to evaluate the effects of this standard on its consolidated financial statements. As a result of our ongoing assessment, as of June 30, 2017, the Company has changed its planned method to incorporate this new standard and now plans to use the modified retrospective method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory that is accounted for using first-in-first-out, or average cost method, shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under previous guidance. This guidance became effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in the first quarter of 2017, and it did not have a material effect on its consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2016, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of September 30, 2017, and December 31, 2016, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.2 million as of September 30, 2017, and December 31, 2016. The fair value of the investments based on September 30, 2017, and December 31, 2016, market quotes (Level 1 inputs) was an asset of $0.2 million and $1.8 million, respectively, and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximated fair values as of September 30, 2017. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2017, was $607.4 million. The fair value of the long-term debt at September 30, 2017, was $624.1 million.

Index
3.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2017:
Revenue from external customers	$191,063	$129,899	$32,557	$-	$353,519
Intersegment revenue	4,929	3,324	151	-	8,404
Total revenue	$195,992	$133,223	$32,708	$-	$361,923

Operating income (loss)	$33,006	$28,624	$5,780	$(15,400)	$52,010
Interest expense	-	-	-	4,946	4,946
Earnings (loss) before income taxes	$33,006	$28,624	$5,780	$(20,346)	$47,064

Three months ended September 30, 2016:
Revenue from external customers	$195,318	$122,302	$32,042	$-	$349,662
Intersegment revenue	5,457	3,430	51	-	8,938
Total revenue	$200,775	$125,732	$32,093	$-	$358,600

Operating income (loss)	$32,386	$26,522	$6,251	$(14,008)	$51,151
Interest expense	-	-	-	4,584	4,584
Earnings (loss) before income taxes	$32,386	$26,522	$6,251	$(18,592)	$46,567

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2017:
Revenue from external customers	$552,874	$389,992	$90,525	$-	$1,033,391
Intersegment revenue	15,549	10,191	764	-	26,504
Total revenue	$568,423	$400,183	$91,289	$-	$1,059,895

Operating income (loss)	$90,278	$87,913	$14,750	$(72,514)	$120,427
Interest expense	-	-	-	14,474	14,474
Earnings (loss) before income taxes	$90,278	$87,913	$14,750	$(86,988)	$105,953

Nine months ended September 30, 2016:
Revenue from external customers	$588,728	$373,944	$90,294	$-	$1,052,966
Intersegment revenue	20,019	10,471	129	-	30,619
Total revenue	$608,747	$384,415	$90,423	$-	$1,083,585

Operating income (loss)	$95,494	$82,947	$17,500	$(53,606)	$142,335
Interest expense	-	-	-	14,021	14,021
Earnings (loss) before income taxes	$95,494	$82,947	$17,500	$(67,627)	$128,314

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

Index
4.	Inventories

At September 30, 2017, and December 31, 2016, inventories included finished and in-process products totaling $306.2 million and $273.8 million, respectively, and raw materials and supplies of $150.3 million and $130.5 million, respectively.

5.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Service cost	$466	$502	$1,392	$1,508
Interest cost	366	414	1,080	1,259
Expected return on plan assets	(264)	(286)	(778)	(883)
Amortization of actuarial (gain) loss	(19)	54	(61)	162
Settlement expense	-	-	3,797	-

Total defined benefit expense	$549	$684	$5,430	$2,046

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

6.	Shareholders’ Equity

The Company repurchased 505,085 and 839,734 shares of its common stock for an aggregate cost of $37.7 million and $64.5 million during the three and nine months ended September 30, 2017, respectively. The Company repurchased 89,251 and 400,477 shares of its common stock for an aggregate cost of $6.7 million and $25.2 million during the three and nine months ended September 30, 2016, respectively. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective nine-month period.

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $30.0 million and $25.4 million of forward exchange contracts designated as hedges outstanding as of September 30, 2017, and December 31, 2016, respectively. For the three months ended September 30, 2017, gains reclassified into net earnings in the Company’s Consolidated Statement of Earnings were immaterial. For the nine months ended September 30, 2017, gains reclassified into net earnings in the Company’s Consolidated Statement of Earnings were $0.2 million, which offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the three and nine months ended September 30, 2016, losses reclassified into net earnings were $0.2 million and $0.9 million, respectively. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the consolidated financial statements.

Index
Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of September 30, 2017, and December 31, 2016, the total value of the Company’s Euro and Swiss Franc debt was $258.4 million and $195.6 million, respectively.  For the three and nine months ended September 30, 2017, the impact of foreign exchange rates on these debt instruments increased debt by $7.3 million and $25.3 million, respectively, which has been recorded as foreign currency translation in OCI.

8.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended September 30, 2017 and 2016, were 31.6% and 23.5%, respectively. For the nine-month periods ended September 30, 2017 and 2016, the effective income tax rates for continuing operations were 28.1% and 28.6%, respectively. The effective tax rates in both 2017 and 2016 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The nine-month period ended September 30, 2016, was also impacted by deferred tax adjustments related to the divestitures discussed in Note 13, Divestiture. The nine-month period ended September 30, 2017, was also impacted by the limited tax deductibility of losses discussed in Note 11, Restructuring, and impacted by a tax planning opportunity that expires in 2017.

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three- and nine-month periods ended September 30, 2017:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of June 30, 2017	$161	$(1,145)	$(159,993)	$(160,977)
Other comprehensive (loss) income before reclassifications	(437)	-	12,827	12,390
Amounts reclassified from OCI	22	(26)	-	(4)
Balance as of September 30, 2017	$(254)	$(1,171)	$(147,166)	$(148,591)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)
Other comprehensive (loss) income before reclassifications	(46)	-	56,895	56,849
Amounts reclassified from OCI	(123)	1,366	6,782	8,025
Balance as of September 30, 2017	$(254)	$(1,171)	$(147,166)	$(148,591)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index
In 2017, the Company completed the divestiture of a facility and certain related business lines in the Flavors & Fragrances segment (See Note 13, Divestiture, for additional information), resulting in the reclassification of the cumulative translation loss of $2.8 million into net earnings. In addition, the Company completed the sale of its European Natural Ingredient business (See Note 11, Restructuring, for additional information), resulting in the reclassification of the cumulative translation loss of $4.0 million into net earnings. During the three months ended June 30, 2017, one of the Company’s pension plans was terminated resulting in the reclassification of the cumulative loss of $1.5 million into net earnings (See Note 5, Retirement Plans, for additional information).

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

The initial trade receivables sold to the third-party financial institution, Wells Fargo, in October 2016, totaled $60.6 million, for which $40 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The sale also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount is adjusted each month based on collections and other activity. The fair value of the deferred purchase price receivable recorded on the initial sale in October 2016, was $20.6 million. The Company estimates the fair value of the deferred purchase price receivable based on historical performance of similar receivables, including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of September 30, 2017, the trade receivables sold to Wells Fargo totaled $64.9 million. The fair value of the deferred purchase price receivable was $24.9 million, which is recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

In October, 2017, the Company amended this program. See Note 16, Subsequent Event, for additional information.

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

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been completed in Indianapolis, Indiana, United States; Cornwall, Mississauga, and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also sold its two European Natural Ingredients facilities as part of the Plan, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and to eliminate additional positions in the European Flavors & Fragrances businesses. As of September 30, 2017, the Company has effectively completed all of the above-mentioned activities and closures.

Index
Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.  The fair values of the remaining long-lived assets are estimated to be approximately $8 million, which includes certain of the land, buildings, and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded $1 million of long-lived asset impairments, including the impairment charges and accelerated depreciation, during the three months ended September 30, 2017, versus $0.2 million during the three months ended September 30, 2016, and $1.4 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively. Since initiating the Plan, the Company has recorded $88 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory, and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company originally anticipated that it would reduce headcount related to direct and indirect labor at manufacturing sites by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment. Except for certain positions assisting with the facility decommissioning activities, the majority of these positions have been eliminated as of September 30, 2017.

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

As of September 30, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $7.4 million related to the 2014 Restructuring Plan.

In accordance with GAAP, the Company recorded total restructuring costs of $6 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively, and restructuring costs of $33.6 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Within the restructuring costs incurred during the current quarter, the Company incurred $3.1 million of inventory write-down costs related to the restructuring activities in North America and $1 million of long-lived asset impairments related to the potential sale of the Indianapolis facility. These non-cash costs were not anticipated as of June 30, 2017, and relate to the closure of the Indianapolis facility. Management re-evaluated its operational priorities during the third quarter and determined that certain inventories would not be used due to capacity constraints and other considerations related to the production transfer. In addition, the Company entered into an agreement to sell the Indianapolis property at a price that was below the net book value of the property as of June 30, 2017. Since initiating the 2014 Restructuring Plan, the Company has incurred $186 million of restructuring costs through September 30, 2017. The Company expects to incur approximately $1 million to $2 million of additional restructuring costs by the end of 2017, primarily related to the wind down of restructuring activities.

Since initiating the Plan, the Company has realized total savings of approximately $22 million as of September 30, 2017.  During the three and nine months ended September 30, 2017, the Company realized a de minimis amount of savings.  The Company does not expect any additional savings for the remainder of 2017, but expects additional savings of approximately $4 million to $5 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility.  The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold and the entity was liquidated.

Index
The Company evaluates performance based on operating income of each segment before restructuring and other costs. All restructuring and other costs related to continuing operations are recorded in Corporate & Other. The following table summarizes the restructuring expense by segment and discontinued operations for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Flavors & Fragrances	$5,968	$2,763	$33,460	$8,630
Color	-	(67)	-	65
Asia Pacific	-	-	-	-
Corporate & Other	32	85	167	703

Total Continuing Operations	6,000	2,781	33,627	9,398

Discontinued Operations	-	-	-	(3,485)

Total Restructuring	$6,000	$2,781	$33,627	$5,913

The Company recorded restructuring costs in continuing operations for the three and nine months ended September 30, 2017, as follows:

Three Months Ended September 30, 2017

(In thousands)	Selling & Administrative	Cost of Products Sold	Total

Employee separation	$29	$-	$29
Long-lived asset impairment	976	-	976
Write-down of inventory	-	3,073	3,073
Other restructuring costs(1)	1,922	-	1,922

Total	$2,927	$3,073	$6,000

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

Nine Months Ended September 30, 2017

(In thousands)	Selling & Administrative	Cost of Products Sold	Total

Employee separation(1)	$(599)	$-	$(599)
Long-lived asset impairment	1,444	-	1,444
Loss on sale of business	21,563	-	21,563
Write-down of inventory	-	3,415	3,415
Other restructuring costs(2)	7,804	-	7,804

Total	$30,212	$3,415	$33,627

(1)
Employee separation costs include a reversal, during the three months ended March 31, 2017, of the employee separation accrual for the European Natural Ingredients business, given the sale of this business, as well as, settlement expense, incurred during the three months ended June 30, 2017, related to the termination of one of the Company’s pension plans.

(2)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

Index
The Company recorded restructuring costs in continuing operations for the three and nine months ended September 30, 2016, as follows:

Three Months Ended September 30, 2016

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$288	$-	$288
Long-lived asset impairment	(231)	-	(231)
Write-down of inventory	-	-	-
Other restructuring costs(1)	2,724	-	2,724

Total	$2,781	$-	$2,781

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

Nine Months Ended September 30, 2016

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$738	$-	$738
Long-lived asset impairment	502	-	502
Write-down of inventory	-	810	810
Other restructuring costs(1)	7,348	-	7,348

Total	$8,588	$810	$9,398

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

The following table summarizes the accrual activities for the restructuring activities for the nine months ended September 30, 2017:

(In thousands)	Employee Separations	Other	Total
Balance as of December 31, 2016	$6,959	$570	$7,529
Expense activity(1)	(4,396)	7,804	3,408
Cash spent	(2,250)	(7,766)	(10,016)
Translation adjustment	101	-	101
Balance as of September 30, 2017	$414	$608	$1,022

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

Index
The following table summarizes the discontinued operation’s results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Gain from discontinued operations before income taxes	-	-	-	3,410
Income tax expense	-	-	-	(67)
Gain from discontinued operations, net of tax	$-	$-	$-	$3,343

13.	Divestiture

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

16.	Subsequent Events

In October 2017, the Company amended its existing accounts receivable securitization program to increase the commitment size from $40 million to $60 million and extend the expiration date of the program until October 2018. Trade receivables were sold to Wells Fargo, for which $20 million in proceeds was received.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations excludes the results of discontinued operations unless otherwise indicated.

Revenue
Revenue was $353.5 million and $349.7 million for the three months ended September 30, 2017 and 2016, respectively, an increase of 1.1%. Revenue was $1.0 billion and $1.1 billion for the nine months ended September 30, 2017 and 2016, respectively. The impact of foreign exchange rates increased consolidated revenue by approximately 1.5% for the three months ended September 30, 2017 and decreased revenue by 0.2% for the nine months ended September 30, 2017.

Gross Profit
The Company’s gross margin was 34.7% and 35.1% for the three months ended September 30, 2017 and 2016, respectively. Included in cost of sales is $3.1 million of restructuring costs for the three months ended September 30, 2017. The decrease in gross margin for the three months ended September 30, 2017, is primarily a result of higher restructuring and other costs partially offset by higher selling prices and the favorable impact of the divestitures (See Note 11, Restructuring, and Note 13, Divestiture, for further information). Restructuring costs reduced gross margin by 90 basis points during the three months ended September 30, 2017, and did not have a material impact on margin for the three months ended September 30, 2016.

Gross margin was 35.1% and 34.5% for the nine months ended September 30, 2017 and 2016, respectively. Included in costs of sales is $3.4 million and $0.8 million of restructuring costs for the nine months ended September 30, 2017 and 2016, respectively. The decrease in gross margin for the nine months ended September 30, 2017, is primarily due to the increase in restructuring costs partially offset by higher selling prices and the favorable impact of the divestitures. Restructuring costs reduced gross margin by 30 basis points for the nine months ended September 30, 2017, and did not have a material impact on the margin during the nine months ended September 30, 2016.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 20.0% and 20.4% for the three months ended September 30, 2017 and 2016, respectively. Restructuring and other costs (see the discussions below regarding Restructuring, Divestiture, and Non-GAAP Financial Measures) of $2.9 million and $3.0 million were included in selling and administrative expenses for the three months ended September 30, 2017 and 2016, respectively. The decrease in selling and administrative expenses as a percent of revenue is primarily due to lower outside services. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 80 basis points for both the three months ended September 30, 2017 and 2016.

Selling and administrative expenses as a percent of revenue were 23.5% and 20.9% for the nine months ended September 30, 2017 and 2016, respectively. Restructuring and other costs of $41.8 million and $19.1 million were included in selling and administrative expenses for the nine months ended September 30, 2017 and 2016, respectively. The increase in selling and administrative expenses as a percent of revenue is primarily due to the higher restructuring and other costs and profit on a sale of an import right in 2016 in the Flavors & Fragrances segment, partially offset by lower performance-based executive compensation and lower outside services. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 410 basis points and 180 basis points for the nine months ended September 30, 2017 and 2016, respectively.

Operating Income
Operating income was $52.0 million and $51.2 million for the three months ended September 30, 2017 and 2016, respectively. Operating margins were 14.7% and 14.6% for the three months ended September 30, 2017 and 2016, respectively. Restructuring and other costs reduced operating margins by 170 basis points and 90 basis points during the three months ended September 30, 2017 and 2016, respectively.

Index
Operating income was $120.4 million and $142.3 million for the nine months ended September 30, 2017 and 2016, respectively. Operating margins were 11.7% and 13.5% for the nine months ended September 30, 2017 and 2016, respectively. Restructuring and other costs reduced operating margins by 430 basis points and 190 basis points during the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense
Interest expense was $4.9 million and $4.6 million for the three months ended September 30, 2017 and 2016, respectively, and $14.5 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Income Taxes
The effective income tax rates for continuing operations for the quarters ended September 30, 2017 and 2016, were 31.6% and 23.5%, respectively. For the nine-month periods ended September 30, 2017 and 2016, the effective income tax rates for continuing operations were 28.1% and 28.6%, respectively. The effective tax rates in both 2017 and 2016 were impacted by restructuring activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The nine-month period ended September 30, 2016, was also impacted by deferred tax adjustments related to the divestitures discussed in Note 13, Divestiture. The nine-month period ended September 30, 2017, was also impacted by the limited tax deductibility of losses discussed in Note 11, Restructuring, and impacted by a tax planning opportunity that expires in 2017.

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

In March 2014, the Company announced that it was initiating a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been completed in Indianapolis, Indiana, United States; Cornwall, Mississauga, and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. The Company also sold its two European Natural Ingredients facilities as part of the Plan, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and to eliminate additional positions in the European Flavors & Fragrances businesses. As of September 30, 2017, the Company has effectively completed all of the above-mentioned activities and closures.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations.  The fair values of the remaining long-lived assets are estimated to be approximately $8 million, which includes certain of the land, buildings, and equipment in the assets held for sale, as noted below. Also, certain machinery and equipment has been identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded $1 million of long-lived asset impairments, including the impairment charges and accelerated depreciation, during the three months ended September 30, 2017, versus $0.2 million during the three months ended September 30, 2016, and $1.4 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively. Since initiating the Plan, the Company has recorded $88 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory, and other current assets were also determined to be impaired and were written down.

Index
The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company originally anticipated that it would reduce headcount related to direct and indirect labor at manufacturing sites by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment. Except for certain positions assisting with the facility decommissioning activities, the majority of these positions have been eliminated as of September 30, 2017.

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

As of September 30, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $7.4 million related to the 2014 Restructuring Plan.

In accordance with GAAP, the Company recorded total restructuring costs of $6 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively, and restructuring costs of $33.6 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Within the restructuring costs incurred during the current quarter, the Company incurred $3.1 million of inventory write-down costs related to the restructuring activities in North America and $1 million of long-lived asset impairments related to the potential sale of the Indianapolis facility. These non-cash costs were not anticipated as of June 30, 2017, and relate to the closure of the Indianapolis facility. Management re-evaluated its operational priorities during the third quarter and determined that certain inventories would not be used due to capacity constraints and other considerations related to the production transfer. In addition, the Company entered into an agreement to sell the Indianapolis property at a price that was below the net book value of the property as of June 30, 2017. Since initiating the 2014 Restructuring Plan, the Company has incurred $186 million of restructuring costs through September 30, 2017. The Company expects to incur approximately $1 million to $2 million of additional restructuring costs by the end of 2017, primarily related to the wind down of restructuring activities.

Since initiating the Plan, the Company has realized total savings of approximately $22 million as of September 30, 2017.  During the three and nine months ended September 30, 2017, the Company realized a de minimis amount of savings.  The Company does not expect any additional savings for the remainder of 2017, but expects additional savings of approximately $4 million to $5 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility.  The Company intends to continue to optimize production at the consolidating sites after the completion of the restructuring activities.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Operating income from continuing operations (GAAP)	$52,010	$51,151	1.7%	$120,427	$142,335	(15.4%)
Restructuring - Cost of products sold	3,073	-		3,415	810
Restructuring - Selling and administrative	2,927	2,781		30,212	8,588
Other - Selling and administrative (1)	14	191		11,555	10,483
Adjusted operating income	$58,024	$54,123	7.2%	$165,609	$162,216	2.1%

Net earnings from continuing operations (GAAP)	$32,213	$35,619	(9.6%)	$76,179	$91,563	(16.8%)
Restructuring and other, before tax	6,014	2,972		45,182	19,881
Tax impact of restructuring and other	681	(1,399)		(7,424)	(2,999)
Adjusted net earnings	$38,908	$37,192	4.6%	$113,937	$108,445	5.1%

Diluted EPS from continuing operations (GAAP)	$0.73	$0.79	(7.6%)	$1.72	$2.04	(15.7%)
Restructuring and other, net of tax	0.15	0.04		0.85	0.38
Adjusted diluted EPS	$0.89	$0.83	7.2%	$2.58	$2.42	6.6%

(1)	The other costs in 2017 and 2016 are for the divestiture related costs discussed under Divestiture above.

Index
The following table summarizes the percentage change for the results for the three and nine months ended September 30, 2017, compared to the results for the three and nine months ended September 30, 2016, in the respective financial measures.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(2.4%)	1.3%	(3.7%)	(6.6%)	(0.8%)	(5.9%)
Color	6.0%	2.1%	3.8%	4.1%	0.2%	3.9%
Asia Pacific	1.9%	0.5%	1.4%	1.0%	0.4%	0.6%
Total Revenue	1.1%	1.5%	(0.4%)	(1.9%)	(0.2%)	(1.6%)

Operating Income from Continuing Operations
Flavors & Fragrances	1.9%	0.3%	1.6%	(5.5%)	(0.5%)	(5.0%)
Color	7.9%	2.1%	5.8%	6.0%	(0.1%)	6.1%
Asia Pacific	(7.5%)	0.8%	(8.3%)	(15.7%)	0.6%	(16.3%)
Corporate & Other	9.9%	0.2%	9.8%	35.3%	(0.1%)	35.4%
Operating Income from Continuing Operations	1.7%	1.3%	0.4%	(15.4%)	(0.3%)	(15.1%)

Diluted EPS from Continuing Operations	(7.6%)	1.3%	(8.9%)	(15.7%)	(0.5%)	(15.2%)

Adjusted Operating Income (1)	7.2%	1.3%	5.9%	2.1%	(0.3%)	2.4%
Adjusted Diluted EPS (1)	7.2%	1.2%	6.0%	6.6%	(0.4%)	7.0%

(1)	Refer to the table above for a reconciliation of these non-GAAP measures.

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

Flavors & Fragrances
Flavors & Fragrances segment revenue was $196.0 million and $200.8 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of 2.4%. Foreign exchange rates increased segment revenue by 1.3%. The decrease in segment revenue was primarily due to lower revenue in Europe ($5.1 million) which was primarily due to the divestitures ($7.3 million) and lower volumes ($0.7 million), partially offset by higher selling prices ($1.1 million) and the favorable impact of exchange rates ($1.9 million).

Flavors & Fragrances segment revenue was $568.4 million and $608.7 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of 6.6%. Foreign exchange rates reduced segment revenue by 0.8%. The decrease in segment revenue was primarily due to lower revenue in Europe ($25.6 million) and North America ($14.9 million). The lower revenue in Europe was primarily due to the divestitures ($16.2 million), lower volumes ($8.5 million), and the unfavorable impact of exchange rates ($4.5 million) partially offset by higher selling prices ($3.7 million). The lower revenue in North America was primarily due to lower volumes ($27.4 million) partially offset by higher selling prices ($12.0 million) and the favorable impact of foreign exchange rates ($0.5 million).

Index
Flavors & Fragrances segment operating income was $33.0 million and $32.4 million for the three months ended September 30, 2017 and 2016, respectively, an increase of 1.9%. Foreign exchange rates increased segment operating income by 0.3%. The higher segment operating income was due to higher operating income in North America ($1.2 million), and Latin America ($0.3 million) partially offset by lower operating income in Europe ($0.8 million). The higher operating income in North America was primarily due to higher selling prices ($3.6 million), partially offset by higher raw material costs ($1.0 million), higher manufacturing and other costs ($0.5 million), unfavorable volume and product mix ($0.5 million), and the unfavorable impact of foreign exchange rates ($0.4 million). The lower operating income in Europe was primarily due to unfavorable volume and mix ($1.6 million), higher manufacturing and other costs ($1.2 million), higher raw material prices ($0.7 million), partially offset by the impact of the divestiture ($1.5 million) and higher selling prices ($1.1 million). Segment operating income as a percent of revenue was 16.8% in the current quarter and 16.1% in the prior year’s comparable quarter.

Flavors & Fragrances segment operating income was $90.3 million and $95.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of 5.5%. Foreign exchange rates decreased segment operating income by 0.5%. The lower segment operating income was due to lower operating income in Europe ($2.6 million), North America ($2.0 million), and Latin America ($0.5 million). The lower operating income in Europe was primarily due to higher manufacturing and other costs ($6.4 million), unfavorable volume and product mix ($3.3 million), and the impact of unfavorable exchange rates ($0.2 million) partially offset by higher selling prices ($3.7 million) and the impact of the divestitures ($3.8 million). The lower operating income in North America was primarily due to unfavorable volume and product mix ($9.3 million), profit on the one-time sale of an import right in 2016 ($2.7 million), and raw material costs ($1.8 million) partially offset by higher selling prices ($12.0 million). The lower operating income in Latin America was primarily a result of higher raw material costs ($1.6 million), unfavorable volume and product mix ($0.7 million), higher manufacturing and other costs ($0.4 million), and the unfavorable impact of foreign exchange rates ($0.2 million) partially offset by higher selling prices ($2.4 million). Segment operating income as a percent of revenue was 15.9% for the nine months ended September 30, 2017, and 15.7% for the prior year’s comparable period.

Color
Segment revenue for the Color segment was $133.2 million and $125.7 million for the three months ended September 30, 2017 and 2016, respectively, an increase of 6.0%. Foreign exchange rates increased segment revenue by 2.1%. The higher segment revenue was due to higher sales of non-food colors ($6.0 million) and higher sales of food and beverage colors ($1.5 million). The higher sales of non-food colors were primarily due to higher volumes ($4.8 million), primarily in cosmetics, the impact of favorable exchange rates ($0.9 million), and higher selling prices ($0.4 million). The higher sales of food and beverage colors was primarily a result of the impact of favorable exchange rates ($1.8 million), and higher selling prices ($0.4 million) partially offset by lower volumes ($0.8 million).

Segment revenue for the Color segment was $400.2 million and $384.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of 4.1%. Foreign exchange rates increased segment revenue by 0.2%. The higher segment revenue was due to higher sales of non-food colors ($15.5 million) and food and beverage colors ($0.3 million). The higher sales of non-food colors were primarily due to higher volumes ($14.1 million) and selling prices ($1.0 million), primarily in cosmetics, and the impact of favorable exchange rates ($0.4 million).

Segment operating income for the Color segment was $28.6 million and $26.5 million for the three months ended September 30, 2017 and 2016, respectively, an increase of 7.9%. Foreign exchange rates increased segment operating income by 2.1%. The higher segment operating income was primarily due to higher profit for non-food colors ($2.8 million) partially offset by lower profit for food and beverage colors ($0.7 million). The higher operating income for non-food colors was primarily a result of volume and product mix ($3.5 million), higher selling prices ($0.4 million), lower raw material costs ($0.3 million), and the favorable impact of exchange rates ($0.2 million), partially offset by higher manufacturing and other costs ($1.4 million). The lower operating income for food and beverage colors was primarily a result of higher raw material costs ($1.3 million) and unfavorable volume and product mix ($0.7 million), partially offset by lower manufacturing and other costs ($0.5 million), the favorable impact of exchange rates ($0.4 million), and higher selling prices ($0.4 million). Segment operating income as a percent of revenue was 21.5% in the current quarter and 21.1% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $87.9 million and $82.9 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of 6.0%. Foreign exchange rates decreased segment operating income by 0.1%. The higher segment operating income was primarily due to higher profit for non-food colors ($6.0 million) partially offset by lower profit for food and beverage colors ($1.1 million). The higher operating income for non-food colors was primarily a result of volume and product mix ($7.6 million) and higher selling prices ($1.0 million) partially offset by higher manufacturing and other costs ($2.5 million), and the unfavorable impact of foreign exchange rates ($0.2 million). The lower operating income for food and beverage colors was primarily a result of unfavorable volume and product mix ($1.6 million), higher manufacturing and other costs ($0.6 million), and higher raw material costs ($0.6 million), partially offset by higher selling prices ($1.7 million). Segment operating income as a percent of revenue was 22.0% and 21.6% for the nine months ending September 30, 2017 and 2016, respectively.

Index
Asia Pacific
Segment revenue for the Asia Pacific segment was $32.7 million and $32.1 million for the three months ended September 30, 2017 and 2016, respectively, an increase of 1.9%. Foreign exchange rates increased segment revenue by 0.5%. The higher revenue was due to higher selling prices ($0.5 million) and the favorable impact of foreign exchange rates ($0.2 million) partially offset by lower volumes ($0.1 million).

Segment revenue for the Asia Pacific segment was $91.3 million and $90.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of 1.0%. Foreign exchange rates increased segment revenue by 0.4%. The higher revenue was due to higher selling prices ($1.3 million), and the favorable impact of foreign exchange rates ($0.4 million) partially offset by lower volumes ($0.7 million).

Segment operating income for the Asia Pacific segment was $5.8 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of 7.5%.  Foreign exchange rates increased segment operating income by 0.8%. The decrease in segment operating income was primarily a result of higher manufacturing and other costs ($1.0 million), and unfavorable volume and product mix ($0.4 million), partially offset by higher selling prices ($0.5 million) and lower raw material costs ($0.3 million). Segment operating income as a percent of revenue was 17.7% in the current quarter and 19.5% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $14.8 million and $17.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of 15.7%.  Foreign exchange rates increased segment operating income by 0.6%. The decrease in segment operating income was primarily a result of higher manufacturing and other costs ($3.5 million), higher raw material costs ($0.2 million), and unfavorable volume and product mix ($0.4 million) partially offset by higher selling prices ($1.3 million) and the favorable impact of exchange rates ($0.1 million). Segment operating income as a percent of revenue was 16.2% and 19.4% for the nine months ended September 30, 2017 and 2016, respectively.

Corporate & Other
The Corporate & Other operating loss was $15.4 million and $14.0 million for the three months ended September 30, 2017 and 2016, respectively. The higher operating loss was primarily a result of higher restructuring and other costs ($3.1 million), partially offset by lower outside services ($1.6 million).  Restructuring and other costs were $6.0 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively.

The Corporate & Other operating loss was $72.5 million and $53.6 million for the nine months ended September 30, 2017 and 2016, respectively. The higher operating loss was primarily a result of higher restructuring and other costs ($25.3 million) partially offset by lower outside services ($3.9 million) and lower performance based executive compensation ($1.3 million). Restructuring and other costs were $45.2 million and $19.9 million for the nine months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2017. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $111.1 million and $150.6 million for the nine months ended September 30, 2017 and 2016, respectively. The lower cash provided by operating activities is primarily due to a higher use of working capital and the timing of tax payments.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $15.3 million and $54.5 million for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures were $32.8 million and $58.0 million for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Company sold two different businesses for $12.5 million in proceeds. During the three months ended June 30, 2017, the Company sold a facility (that was previously closed as a result of the Company’s 2014 Restructuring Plan) for $5.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $106.9 million and $86.0 million for the nine months ended September 30, 2017 and 2016, respectively. The Company repurchased $64.5 million and $27.7 million of Company stock in the first nine months of 2017 and 2016, respectively. Net debt decreased in the first nine months of 2017 and 2016, by $1.8 million and $22.3 million, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $39.7 million and $36.4 million were paid during the nine months ended September 30, 2017 and 2016, respectively. Dividends paid were 90 cents per share and 81 cents per share in the first nine months of 2017 and 2016, respectively. Subsequent to September 30, 2017, the Company announced that its quarterly dividend would increase to 33 cents per share, starting with its dividend payable on December 1, 2017.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2017.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

In 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, and removed from the Company’s consolidated balance sheet (refer to Note 10, Accounts Receivable Securitization, included in Part I, Item I of this report). In October 2017, the Company extended this program for 1 year and increased the commitment size to $60 million (refer to Note 16, Subsequent Event, included in Part I, Item I of this report).

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2017.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2017.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2017, and statements including the terms “expect,” “believe,” “anticipate”, and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the third quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans

July 1 to July 31, 2017	213,085	$75.20	213,085	877,026
August 1 to August 31, 2017	292,000	74.38	292,000	585,026
September 1 to September 30, 2017	-	-	-	585,026

Total	505,085	$74.73	505,085

(1)
Shares were repurchased pursuant to the Board of Directors’ August 21, 2014, authorization to repurchase up to five million shares. Repurchases under this authorization do not have an expiration date. This authorization may be modified, suspended, or discontinued by the Board of Directors at any time. On October 19, 2017, the Board of Directors, approved a resolution to increase the authorization to repurchase under its share repurchase program by three million shares.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017, among Sensient Natural Ingredients LLC,Sensient Colors LLC, Sensient Flavors LLC, and Sensient Receivables LLC	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.2
Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association
Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 7, 2017	By:	/s/ John J. Manning
John J. Manning,Vice President, General Counsel &Secretary

Date:	November 7, 2017	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer