Form 10-K
period 2017-12-31
SENSIENT TECHNOLOGIES CORP
filed 2018-02-23
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2017, was $3,516,147,302.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 43,159,595 shares of Common Stock outstanding as of February 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2018 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2017 INDEX

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2017, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor” for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; our ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts and acquisition and divestiture activities; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; estimates related to the Tax Cuts and Jobs Act and its effects on our results, and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs and the impacts of the Tax Cuts and Jobs Act (“2017 Tax Legislation”) on our 2017 results) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends.  The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the restructuring and other costs as well as the impacts from the 2017 Tax Legislation on our 2017 results that have been excluded from the non-GAAP financial measures in 2017, 2016, and 2015 and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the sections titled “NON-GAAP FINANCIAL MEASURES.”

Index
PART I

Item 1.	Business

General

Sensient Technologies Corporation (the “Company”) was incorporated in 1882 in Wisconsin.  Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In accordance with the Exchange Act, the Company files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be read and copied at the public reference facilities of the Commission at its principal offices at 100 F Street, N.E., Washington, D.C. 20549.  They can also be accessed from the website maintained by the Commission at http://www.sec.gov.  The public may obtain information on operations of the public reference room by calling the Commission at (800) SEC-0330.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.”  Information about the Company may be obtained at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

The Company can also be reached at its website at www.sensient.com.  The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report.  The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission.  Charters for the Audit, Compensation and Development, Nominating and Corporate Governance, Finance, and Executive Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Corporate Governance Guidelines, Policy on Recovery of Incentive Compensation From Executives, and Directors and Officers Stock Ownership Guidelines are also available on the Company’s website.  These documents are also available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, or if waivers from it are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors, and fragrances.  The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic and pharmaceutical systems, specialty inks and colors, and other specialty and fine chemicals.  The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products include:

●	flavors, flavor enhancers, ingredients, and bionutrients;

●	fragrances, aroma chemicals, and essential oils;

●	natural ingredients, including dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	cosmetic colors and ingredients;

●	pharmaceutical and nutraceutical excipients and ingredients; and

●	technical colors, specialty inks and colors, and specialty dyes and pigments.

The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis.  The Company’s corporate expenses and restructuring and certain other costs are included in the “Corporate & Other” category as described in this report.  Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 10, Segment and Geographic Information, in the Notes to Consolidated Financial included in this report.

From 2014-2017, the Company executed a restructuring plan aimed at eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company, with an emphasis on the Flavors & Fragrances Group. Additional information regarding the costs related to the execution of the restructuring plan is set forth below under the heading “Restructuring”.

Index
Flavors & Fragrances Group

The Company is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries.  The Company’s flavor formulations are used in many of the world’s best-known consumer products.  Under the unified brand names of Sensient Flavors, Sensient Natural Ingredients, and Sensient Fragrances, the Group is a supplier to multinational and regional companies.

The Flavors & Fragrances Group produces flavor and fragrance products that impart a desired taste, texture, aroma, and/or other characteristics to a broad range of consumer and other products.  This Group includes the Company’s natural ingredients business, which produces ingredients for food processors.  The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products.  In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, natural extracts, and aroma chemicals.  The Group serves food and non-food industries.  In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients.  In non-food industries, the Group supplies fragrance products to the personal, home-care, and bioingredients markets.

Operating through its Sensient Natural Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States.  The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, and dehydrated vegetables such as parsley, celery, and spinach.  The Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry.  Advanced dehydration technologies utilized by Sensient Natural Ingredients permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

As of December 31, 2017, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, Belgium, China, Costa Rica, Mexico, Spain, and the United Kingdom.

Color Group

The Company is a developer, manufacturer, and supplier of colors for businesses worldwide.  The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, and coatings; specialty inks; and technical colors for industrial applications.

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors.  The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics, and pharmaceuticals.  The Company also makes industrial colors, specialty inks, and other dyes and pigments used in a variety of non-food applications.

As of December 31, 2017, the Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, China, France, Germany, Italy, Mexico, Switzerland, and the United Kingdom.

The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

●	Sensient Pharmaceutical Coating Systems (pharmaceutical and nutraceutical colors and coatings);

●	Sensient Cosmetic Technologies (cosmetic colors, ingredients, and systems);

●	Sensient Inks (specialty inks); and

●	Sensient Industrial Colors (paper colors; and industrial colors for plastics, leather, wood stains, antifreeze, landscaping, and other uses).

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, world class application chemists, and a complete range of synthetic and natural color products constitute the basis for its market leadership position.

Index
Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product lines in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing, and technical functions are managed through the Asia Pacific Group’s headquarters, which is transitioning as of January 2018 from Australia to Singapore. Manufacturing operations are located in Australia, China, India, Japan, New Zealand, and the Philippines.  The Asia Pacific Group maintains offices for local technical support, as well as sales, in China, India, Indonesia, Korea, and Thailand, and for research and development in Singapore.

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

Research and Development/Quality Assurance

The development of specialized products and services is a complex technical process calling upon the combined knowledge and talents of the Company’s research, development, and quality assurance personnel.  The Company believes that its competitive advantage lies in its ability to work with its customers to develop and deliver high-performance products that address the distinct needs of those customers.

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 730 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2017.

Expenditures for research and development related to continuing operations for the both years ended December 31, 2017 and 2016, were $40.9 million, and $35.1 million in the year ended December 31, 2015.  As part of its commitment to quality as a competitive advantage, the Company’s production facilities hold various certifications, such as those under the International Organization for Standardization (ISO) and those recognized by the Global Food Safety Initiative (GFSI), including the Safe Quality Food Program (SQF), British Retail Consortium (BRC), Food Safety System Certification (FSSC 22000), and International Featured Standards (IFS), for certifying the safety and quality of its products and production processes.

Products and Application Activities

The Company’s strategic focus is on the manufacture and marketing of high-performance components that bring life to products.  Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products.  The majority of the proprietary processes and formulae developed by the Company are maintained as trade secrets and protected through confidentiality agreements with customers.

Within the Flavors & Fragrances Group, development activity is focused on ingredients, flavors, natural extracts, and fragrances as well as flavor and fragrance systems that are responsive to consumer trends and the processing needs of our food and beverage customers.  These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery, and other applications.  The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as probiotics, pharmaceuticals, vitamins, vaccines, and bioremediation.

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments, natural food and beverage colors, and color systems.  The Company also produces a diverse line of colors and ingredients for cosmetics, pharmaceutical, and nutraceutical applications and technical colors for industrial applications.

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers.  Raw materials for natural colors, such as carmine, beta-carotene, annatto, and turmeric, are purchased from overseas and U.S. sources.  Sensient has also recently announced the acquisition of a natural food colorings business in Lima, Peru, and, after its anticipated closing during the first quarter of 2018, will have vertically integrated production and processing capacity in annatto, carmine, and other natural color products.

Index
In the production of flavors and fragrances, the principal raw materials include essential oils, aroma chemicals, botanicals, fruits, and juices.  These raw materials are obtained from domestic and foreign suppliers.  Flavor enhancers and secondary flavors are produced from brewers’ yeast and vegetable materials such as corn and soybeans.  Chili peppers, onion, garlic, and other vegetables are acquired under annual contracts with numerous growers in the western United States and China.

The Company believes that its ability to reformulate its products and the general availability of alternate sources of materials would generally enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

Competition

All Company products are sold in highly competitive markets.  While no single factor is determinative, the Company’s competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support.  Because of its highly differentiated products, the Company competes with only a few companies across multiple product lines, and is more likely to encounter different competitors in different product lines.

•
Flavors & Fragrances. Competition to supply the flavors and fragrances industries continues to have an ever increasing global nature.  Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories.  Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service, and price.  Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors in other countries.  Competition for the supply of dehydrated vegetables is based principally on product quality, customer service, and price.

•
Color.  Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors.  The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of cosmetic colors and ingredients, specialty inks, and pharmaceutical and nutraceutical excipients is based on the development of customized products and solutions as well as quality, customer service, and price.  The Company believes that its reputation and capacity as a color producer as well as its product development give it a competitive advantage in these markets.

•
Asia Pacific. The Company offers a broad array of products to customers through the Asia Pacific Group.  Competition is based upon reliability in product quality, service, and price as well as technical support available to customers.

Foreign Operations

Additional information regarding the Company’s foreign operations is set forth in Note 10, Segment and Geographic Information in the Notes to Consolidated Financial Statements included in this report.

Patents, Formulae, and Trademarks

The Company owns or controls many patents, formulae, and trademarks related to its businesses.  The businesses are not materially dependent upon any particular patent or trademark; however, trademarks, patents, and formulae are important to the business of the Company.

Employees

As of December 31, 2017, the Company employed 4,023 persons worldwide.

Regulation

Compliance with government rules regulating discharges into the environment, or otherwise relating to the protection of the environment, did not have a material adverse effect on the Company’s operations for the year covered by this report.  Current compliance is not expected to have a material adverse effect in the next two years.  The production, packaging, labeling, and distribution of certain of the products of the Company in the U.S. are subject to the regulations of various federal, state, and local governmental agencies, in particular the U.S. Food and Drug Administration.  The Company is subject to similar regulations in many international markets, particularly Europe.

Index
Item 1A.	Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties.  In addition to the other discussions in this report, particularly those under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below and “Forward-Looking Statements” above, the following factors should be considered:

•	Our recent restructurings may not be as effective as we anticipate and we may fail to realize the expected cost savings.

Between 2013 and 2017, we engaged in various restructuring activities.  These activities have required the devotion of significant resources and management attention and may pose significant risks. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, and effectively produce products at the consolidated facilities. Furthermore, our restructurings may not be as effective as we anticipated, and we may fail to realize the cost savings we expected from these restructurings.

•	The impact of currency exchange rate fluctuation may negatively affect our results.

We report the results of our foreign operations in the applicable local currency and then translate those results into U.S. dollars at applicable exchange rates. The applicable exchange rates between and among foreign currencies and the U.S. dollar have fluctuated and will continue to do so in the future. These fluctuations have impacted our results of operations in recent periods as discussed below in more detail under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Such currency exchange rate volatility may also adversely impact our financial condition or liquidity. While we may use forward exchange contracts and foreign currency denominated debt to manage our exposure to foreign exchange risk, such risk management strategies may not be effective and our results of operations could be adversely affected.

•	In some product lines, most of our sales are made to a relatively small number of customers; if we lose any of those customers, sales and operating results could decline.

In some of our product lines, our sales are concentrated to a small number of customers.  While we do not currently have any single customer that we consider to be significant to us as a whole, the loss of a significant customer for a particular product line could substantially affect the sales and profitability of that line or the business unit that sells that product line, which may cause us to re-evaluate that line.  Those developments could affect our results.  In addition, the financial condition of our customers may adversely affect their ability to buy from us, or to pay for products that they have already purchased.

•
Many of our products are used in items for human consumption and contact.  We may be subject to product liability claims and product recalls, which could negatively impact our profitability and corporate image.

We sell flavors, fragrances, and colors that are used in foods, beverages, pharmaceuticals, cosmetics, nutraceuticals, and other items for human consumption or contact.  These products involve risks such as product contamination or spoilage, product tampering, product defects, and other adulteration.  We may be subject to liability if the consumption or use of our products cause product damage, injury, illness, or death.  In addition, we or our customers may need to recall products in the event of contamination or damage.

A significant product defect, product recall, or product liability judgment may negatively impact our profitability for a period of time depending on publicity, product availability, scope, competitive reaction, and consumer attitudes.  Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury, or death could adversely affect our reputation with existing and potential customers and our corporate image.

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

Index
•	Our sales and profitability are affected by changing consumer preferences, changing technologies, and our customers’ ability to make and sell to consumers in highly competitive markets.

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products.  Sales of flavors, fragrances, colors, inks, cosmetic ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control.  Our sales could also be affected by changing technologies that could impact consumer demand for products that contain our products.  Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences and technologies, our results of operations could be adversely affected.

•	If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure.  We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations, and information systems functions.  If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease.

•	Commodity, energy, and transportation price volatility and increases or material shortages may reduce our profits.

We use many different commodities as raw ingredients.  We also use raw materials whose production is energy intensive.  In addition, various energy sources are used in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental regulations.  Commodity and energy price increases will raise both our raw material costs and operating costs.  We may not be able to increase our product prices enough to offset these increased costs.  Increasing our prices also may reduce sales volume and related profitability.

In addition, we obtain some raw materials from a single supplier or a limited number of suppliers.  Problems with those suppliers could affect the availability of those materials.  Even if there are multiple suppliers of a particular raw material, there are occasionally shortages.  An unavailability or shortage of a raw material could negatively affect our operations using that raw material and thus adversely affect our results.

•
There are an enormous number of laws and regulations applicable to our industries.  Compliance with these legal requirements is costly to us and can affect our operations.  Failure to comply could also be costly and disruptive.

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, cosmetics, other consumer products, specialty inks, and industrial colors.  These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies.  We are subject to similar governmental regulation and oversight abroad.  Compliance with these laws and regulations can be costly and affect our operations.  Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, and recalls of our products.  Our customers, particularly those in the pharmaceutical industry, are also subject to laws and regulations that may impose costs on, or create risk for, us.

•	Environmental compliance may be costly to us.

Our operations are subject to extensive and stringent laws and regulations which pertain to the discharge of materials into the environment, handling of materials, and disposition of wastes and air emissions.  These rules operate or will operate at both the federal and state levels in the United States, and there are analogous laws at most of our overseas locations.  Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance and defense; interference with our operations or the ability to obtain required permits; civil, criminal, and administrative penalties; and negative publicity.

Index
•	Operating in foreign countries and emerging markets exposes us to increased risks, including economic, political, and international operation risks.

We operate, manufacture, and sell our products in many foreign countries and emerging markets.  This subjects us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; and the effects of international political developments and political and economic instability.  In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes, or limitations on currency or fund transfers.

Additionally, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what the final terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and European Union countries, increased regulatory complexities, and economic uncertainties in the region. These changes may adversely affect our operations and financial results.

•	We depend on certain key personnel, and the loss of these persons may harm our business.

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel.  The competition for these individuals can be significant, and the loss of key employees could harm our business.  In addition, we need to provide for smooth transitions when replacing key management and technical personnel positions.  Our operations and results may be negatively affected if we are not able to do so.

•	We may not successfully complete and integrate past and future acquisitions, which could adversely affect our operating results.

We have acquired many companies and operations in the past and may continue growth by acquisition in the future.  Our future growth through acquisitions could involve significant risks that may have a material adverse effect on us.  We may also be at risk for factors associated with acquisitions that the Company has made in the past.  Acquired companies may also have significant latent liabilities that may not be discovered before an acquisition or fully reflected in the price we pay.

We may also need to finance future acquisitions, and the terms of any financing, and the need to ultimately repay or refinance any indebtedness, may have negative effects on us.  Acquisitions also could have a dilutive effect on our financial results.  Acquisitions also generally result in goodwill, which would need to be written off against earnings in the future if it becomes impaired.

•
Our ability to successfully maintain and upgrade our information technology systems, and to effectively respond to failures, disruptions, compromises, or breaches of our information technology systems, may affect our competitiveness and our profits could decrease.

Our success depends in part on our ability to maintain a current information technology platform for our business to operate.  We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our sales, manufacturing, and other operations.  If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems, our competitiveness and profits could decrease.  Furthermore, our information technology systems may be susceptible to failures, disruptions, breaches, theft, and other similar cybersecurity events.  The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to increased operating costs.

•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies.  Economies can also be affected by conflicts, natural disasters, epidemics, or other catastrophic events.  Such events and conditions, as well as uncertainty or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

•	Our ability to efficiently manage inventory may not be as effective as we anticipate and may adversely impact our performance.

Efficient inventory management is essential to our performance.  We must maintain appropriate inventory levels and product mix to meet customer demand, without incurring costs related to storing and holding excess inventory. If our inventory management decisions do not accurately predict demand or otherwise result in excess inventory, our financial results may be adversely impacted by markdowns, impairment charges, or other costs related to disposal of excess or obsolete inventory.

Index
•	We could be adversely affected by violations of anti-bribery and anti-corruption laws and regulations.

Our business is subject to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and similar anti-bribery and anti-corruption laws and regulations in other countries where we operate.  While the Company maintains robust policies to prevent violations of these laws and to monitor third party risks, investigating and resolving actual or alleged violations of anti-bribery and anti-corruption laws is expensive and could negatively impact our results of operations or financial condition. Under these laws companies may be held liable for the corrupt actions taken by their directors, officers, employees, agents, or other representatives. We could be subject to substantial civil and/or criminal fines and penalties if we or any of our representatives fail to comply with these laws, which could have a material adverse effect on our business and reputation.

•	Our ability to protect our intellectual property rights is key to our performance.

We protect our intellectual property rights as trade secrets, through patents, and under confidentiality agreements. We could incur significant costs in asserting our intellectual property rights or defending ourselves from third party intellectual property claims. The laws of some of the countries in which we operate do not protect intellectual property rights to the same extent as the laws of the United States. If other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we had infringed on their intellectual property rights, it could have an adverse impact on our business.

Item 1B.	Unresolved Staff Comments.

The Company received comment letters from the staff of the Commission’s Division of Corporation Finance dated June 24, 2015, and August 6, 2015 regarding its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and 2014 Annual Report to Shareholders. The Company responded to the staff comments on July 8, 2015 and August 18, 2015, respectively, with supplemental information and analyses. The staff comments related to various matters, including the Company’s disclosures of its restructuring activities, its treatment of long-lived assets, and its use of non-GAAP financial measures. The comment letters and the Company’s response letters are available on the Commission’s website.

As of the date of this annual report on Form 10-K, the Company has not received confirmation from the staff of the Division of Corporation Finance of the Commission that their review process relating to the comment letters had been completed. If the Company receives additional comments from the staff, the Company intends to attempt to resolve such additional comments promptly.

Refer to Item 3 for information about the informal inquiry the Company received from the staff of Commission’s Division of Enforcement on October 22, 2015.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri.  We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Fragrances Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2017, the locations of our production properties by reportable segment are as follows:

Color Group:
U.S. – St. Louis, Missouri; and South Plainfield, New Jersey*.
International – Jundiai, Brazil*; Kingston, Ontario, Canada; Saint Ouen L’Aumone, France; Geesthacht, Germany; Reggio Emilia, Italy; Lerma, Mexico; Johannesburg, South Africa; Morges, Switzerland; and Kings Lynn, United Kingdom.

Flavors & Fragrances Group:
U.S. – Livingston and Turlock, California; Amboy, Illinois; Harbor Beach, Michigan; and Juneau, Wisconsin.
International – Heverlee, Belgium; Qingdao, China*; San Jose, Costa Rica*; Celaya and Tlalnepantla, Mexico; Granada, Spain; and Wales and Milton Keynes, United Kingdom.

Asia Pacific:
U.S. – None.
International – Keysborough, Australia; Guangzhou, China*; Mumbai, India*; Hitachi, Japan; Auckland, New Zealand; Manila, Philippines*; and Bangkok, Thailand*.

*  Indicates a leased property at the location.

All properties are owned except as otherwise indicated above.  All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

Index
Item 3.	Legal Proceedings.

SEC Inquiry

On October 22, 2015, the Company received an informal inquiry from the staff of the Commission’s Division of Enforcement requesting the voluntary provision of documents and information generally related to the Company’s disclosures of its restructuring activities, its treatment of long-lived assets, and its use of non-GAAP financial measures in its SEC filings and 2014 Annual Report to Shareholders. The Company is fully cooperating with the inquiry and is unable to predict the outcome of the inquiry or its potential impact.

Other Claims and Litigation

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company.

Item 4.	Mine Safety Disclosure.

Not applicable.

Index
Executive Officers of the Registrant

The executive officers of the Company and their ages as of February 19, 2018, are as follows:

Name	Age	Position
Paul Manning	43	Chairman, President and Chief Executive Officer
Kimberly Chase	49	Vice President and Treasurer
Michael C. Geraghty	56	President, Color Group
Gautam Grover	48	President, Flavors Group
Jeffrey T. Makal	54	Vice President, Controller and Chief Accounting Officer
John J. Manning	49	Vice President, General Counsel and Secretary
Stephen J. Rolfs	53	Senior Vice President and Chief Financial Officer
Robert J. Wilkins	61	President, Asia Pacific Group

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows.  Mr. Paul Manning has held his present office since April 21, 2016, and previously served as President and Chief Executive Officer (February 2014 – April 2016), and President and Chief Operating Officer (2012 – February 2014).  Ms. Chase has held her present office since October 20, 2016, and previously served as Assistant Treasurer (March 2015 – October 2016), Treasury Consultant (December 2013 – March 2015), and Treasury Director (2010 – December 2013).  Mr. Grover has held his present office since December 3, 2015.  Prior to joining the Company, Mr. Grover served as Vice President, Strategy (2012 – November 2015) and Vice President, Logistics Services (January 2013 – November 2015) for US Foods, Inc.  Mr. John J. Manning has held his present office since April 21, 2016, and previously served as Vice President and Assistant General Counsel (2013 – April 2016).  Mr. Rolfs has held his present position since February 7, 2015, and previously served as Senior Vice President, Administration (July 2013 – February 2015) and Vice President, Administration (2010 – July 2013). Mr. Paul Manning (Chairman, President and Chief Executive Officer) and Mr. John J. Manning (Vice President, General Counsel and Secretary) are brothers.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The only market in which the common stock of the Company is listed is the New York Stock Exchange. The range of the high and low sales prices as quoted in the New York Stock Exchange – Composite Transaction tape for the common stock of the Company and the amount of dividends declared for the fiscal years 2017 and 2016 are set forth below:

	Market Price		Dividends Declared
	High	Low	Per Share
2017
First Quarter	$82.46	$75.42	$0.30
Second Quarter	84.55	78.23	0.30
Third Quarter	84.98	71.21	0.30
Fourth Quarter	80.98	73.06	0.33

2016
First Quarter	$65.75	$52.69	$0.27
Second Quarter	72.53	62.63	0.27
Third Quarter	76.15	68.64	0.27
Fourth Quarter	83.38	68.51	0.30

In 2017 and 2016, common stock dividends were paid on a quarterly basis.  It is expected that quarterly dividends will continue to be paid in the future. On October 19, 2017, the Company announced an increase in its cash dividend on its common stock from an annual rate of $1.20 per share to an annual rate of $1.32 per share, commencing with the quarterly dividend paid on December 1, 2017, to shareholders of record on November 6, 2017.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (the “S&P Midcap Specialty Chemicals Index”), the Standard & Poor’s Midcap Food Products Index (the “S&P Midcap Food Products Index”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). The graph assumes a $100 investment made on December 31, 2012, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

	2012	2013	2014	2015	2016	2017
Sensient Technologies Corporation	$100	$139	$176	$186	$236	$223
S&P Midcap Specialty Chemicals Index	100	125	143	139	174	186
S&P Midcap Food Products Index	100	142	207	217	263	276
S&P 500 Index	100	132	150	152	170	206

Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Index
On August 21, 2014, the Board of Directors authorized the repurchase of up to five million shares.  On October 19, 2017, the Board of Directors authorized the repurchase of up to three million additional shares. As of February 15, 2018, 5,225,733 shares had been repurchased under existing authorizations. The Company repurchased 300,000 shares during the fourth quarter of 2017 and a total of 1,139,734 shares during 2017.

The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2017. All shares were purchased under the existing authorizations. There is no expiration date for these authorizations. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may be purchased under publicly announced plans

October 1 to 31, 2017	97,700	$77.01	97,700	3,487,326
November 1 to 30, 2017	185,500	$75.03	185,500	3,301,826
December 1 to 31, 2017	16,800	$76.78	16,800	3,285,026

Total	300,000	$75.77	300,000

The number of shareholders of record on February 15, 2018, was 2,369.

Information regarding the Company’s equity compensation plans is incorporated by reference into Item 11 of Part III of this report.

Item 6.	Selected Financial Data.

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Index
Quarterly Data
(in thousands except per share amounts) (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Revenue	$341,397	$338,475	$353,519	$328,874	$1,362,265
Gross profit	120,945	119,225	122,735	112,585	475,490
Earnings from continuing operations	13,192	30,774	32,213	13,421	89,600
(Loss) Gain from discontinued operations, net of tax	—	—	—	—	—
Net earnings	13,192	30,774	32,213	13,421	89,600
Earnings per basic share:
Continuing operations	0.30	0.70	0.74	0.31	2.05
Discontinued operations	—	—	—	—	—
Earnings per basic share	0.30	0.70	0.74	0.31	2.05
Earnings per diluted share:
Continuing operations	0.30	0.69	0.73	0.31	2.03
Discontinued operations	—	—	—	—	—
Earnings per diluted share	0.30	0.69	0.73	0.31	2.03

2016
Revenue	$342,468	$360,836	$349,662	$330,244	$1,383,210
Gross profit	115,843	124,434	122,563	112,587	475,427
Earnings from continuing operations	31,193	24,751	35,619	31,350	122,913
(Loss) Gain from discontinued operations, net of tax	(22)	3,365	—	—	3,343
Net earnings	31,171	28,116	35,619	31,350	126,256
Earnings per basic share:
Continuing operations	0.70	0.56	0.80	0.71	2.76
Discontinued operations	—	0.08	—	—	0.08
Earnings per basic share	0.70	0.63	0.80	0.71	2.84
Earnings per diluted share:
Continuing operations	0.69	0.55	0.79	0.70	2.74
Discontinued operations	—	0.08	—	—	0.07
Earnings per diluted share	0.69	0.63	0.79	0.70	2.82

Index
Five Year Review
(in thousands except percentages, employee and per share data)
Years ended December 31,	2017		2016		2015		2014		2013
Summary of Operations
Revenue	$1,362,265	100.0%	$1,383,210	100.0%	$1,375,964	100.0%	$1,447,821	100.0%	$1,462,126	100.0%
Cost of products sold	886,775	65.1	907,783	65.6	921,531	67.0	959,311	66.3	987,080	67.5
Selling and administrative expenses	307,684	22.6	289,818	21.0	288,092	20.9	357,845	24.7	301,266	20.6
Operating income	167,806	12.3	185,609	13.5	166,341	12.1	130,665	9.0	173,780	11.9
Interest expense	19,383	1.4	18,324	1.3	16,945	1.2	16,067	1.1	16,147	1.1
Earnings before income taxes	148,423	10.9	167,285	12.1	149,396	10.9	114,598	7.9	157,633	10.8
Income taxes	58,823	4.3	44,372	3.2	42,149	3.1	32,827	2.3	43,335	3.0
Earnings from continuing operations	89,600	6.6	122,913	8.9	107,247	7.8	81,771	5.6	114,298	7.8
Gain (loss) from discontinued operations, net of tax	-	-	3,343	0.2	(462)	-	(8,125)	(0.6)	(1,003)	(0.1)
Net earnings	$89,600	6.6%	$126,256	9.2%	$106,785	7.8%	$73,646	5.1%	$113,295	7.7%
Earnings per basic share:
Continuing operations	$2.05		$2.76		$2.34		$1.69		$2.30
Discontinued operations	-		0.08		(0.01)		(0.17)		(0.02)
Earnings per basic share	$2.05		$2.84		$2.33		$1.52		$2.28
Earnings per diluted share:
Continuing operations	$2.03		$2.74		$2.32		$1.67		$2.29
Discontinued operations	-		0.07		(0.01)		(0.17)		(0.02)
Earnings per diluted share	$2.03		$2.82		$2.31		$1.51		$2.27
Other Related Data
Dividends per share, declared and paid	$1.23		$1.11		$1.04		$0.98		$0.91
Average common shares outstanding:
Basic	43,780		44,523		45,910		48,525		49,755
Diluted	44,031		44,843		46,204		48,819		49,934
Book value per common share	$19.70		$18.83		$18.78		$21.94		$24.72
Price range per common share	71.21- 84.98		52.69- 83.38		56.71- 70.53		46.08- 63.35		35.54- 53.35
Share price at December 31	73.15		78.58		62.82		60.34		48.52
Capital expenditures	56,344		81,216		79,941		79,398		104,246
Depreciation	46,956		45,714		46,694		50,225		50,716
Amortization	1,562		1,305		1,245		1,231		1,300
Total assets	1,724,340		1,667,860		1,703,732		1,772,039		1,870,813
Long-term debt	604,159		582,780		613,502		450,548		347,529
Total debt	624,289		603,358		634,157		466,436		354,579
Shareholders’ equity	852,301		835,741		845,127		1,046,935		1,242,684
Return on average shareholders’ equity	10.3%		14.7%		11.6%		6.4%		9.5%
Total debt to total capital	42.3%		41.9%		42.9%		30.8%		22.2%
Employees	4,023		4,083		4,032		4,053		4,130

Index
The 2017 results include charges of $48.1 million ($42.5 million after tax, or $0.96 per share) related to the restructuring and other divestiture costs, as well as $18.4 million of tax expense ($0.42 per share) related to the enactment of the Tax Cuts and Jobs Act (“2017 Tax Legislation”) in the fourth quarter of 2017. The restructuring costs pertain to the Company’s now completed 2014 Restructuring Plan related to the sale and/or elimination of underperforming operations, consolidation of manufacturing facilities, and efforts to improve efficiencies within the Company. The other costs pertain to the now completed sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France.

The 2016 results include charges of $26.1 million ($21.1 million after tax, or $0.47 per share) related to the restructuring and other divestiture costs. The restructuring costs pertain to the 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company, and the other costs pertain to the Company’s divestiture.

The 2015 results include charges of $43.6 million ($33.6 million after tax, or $0.73 per share) related to the restructuring and other acquisition related costs.  The restructuring costs pertain to the 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company, and the other costs pertain to acquisition related costs.

The 2014 results include charges of $90.6 million ($65.5 million after tax, or $1.34 per share) related to the restructuring and other proxy contest costs. The restructuring costs pertain to the 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company, and the other costs pertain to proxy contest costs.

The 2013 results include a charge of $31.7 million ($22.0 million after tax, or $0.44 per share) related to the 2013 restructuring program related to the relocation of the Flavors & Fragrances Group headquarters to Chicago, as well as a profit improvement plan across all segments of the Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW
Sensient Technologies Corporation (the “Company”) is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries. The Company is also a leading developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals and nutraceuticals; colors, inks and other ingredients for cosmetics, pharmaceuticals, nutraceuticals and digital printing; and technical colors for industrial applications. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

The Company’s diluted earnings per share from continuing operations were $2.03 in 2017 and $2.74 in 2016. Included in the 2017 and 2016 results, were $48.1 million, or $0.96 per share, and $26.1 million, or $0.47 per share, respectively, of restructuring and other costs. Included in the 2017 results, were $18.4 million of provisional tax expense related to the enactment of the Tax Cuts and Jobs Act (“2017 Tax Legislation”) in the fourth quarter of 2017, equating to an impact of 42 cents per share. Adjusted diluted earnings per share, which exclude these restructuring and other costs as well as the impact of the 2017 Tax Legislation, were $3.42 in 2017 and $3.21 in 2016 (see discussion below regarding non-GAAP financial measures and the Company’s restructuring activities, divestiture and income taxes).

Since 1962, the Company has paid without interruption a quarterly cash dividend. In 2017, the Company increased the quarterly dividend by 3 cents per share from 30 cents to 33 cents per share, or $1.32 per share on an annualized basis. In addition, the Company repurchased $87.2 million of Company stock in 2017, which is in addition to the $50.1 million repurchased in 2016.

Additional information on the results is included below.

RESULTS OF CONTINUING OPERATIONS
2017 vs. 2016

Revenue
Sensient’s revenue was approximately $1.4 billion in both 2017 and 2016.

Gross Profit
The Company’s gross margin was 34.9% in 2017 and 34.4% in 2016. Included in the cost of products sold are $2.9 million and $2.1 million of restructuring costs for 2017 and 2016, respectively. The increase in the gross margin is primarily a result of higher selling prices and the favorable impact of the divestitures (See Note 12, Restructuring Charges, and Note 14, Divestitures), partially offset by higher raw material and manufacturing costs. Restructuring costs reduced gross margin by 20 basis points and 10 basis points in 2017 and 2016, respectively.

Index
Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 22.6% in 2017 and 21.0% in 2016, respectively. Restructuring and other costs of $45.2 million and $24.0 million for 2017 and 2016, respectively, were included in selling and administrative expense. Selling and administrative expense as a percent of revenue were higher in 2017 than 2016 primarily as a result of higher restructuring and other costs, partially offset by lower performance based executive compensation and professional fees. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 330 basis points and 180 basis points in 2017 and 2016, respectively.

Operating Income
Operating income was $167.8 million in 2017 and $185.6 million in 2016. Operating margins were 12.3% in 2017 and 13.4% in 2016. Restructuring and other costs reduced operating margins by 350 basis points and 190 basis points in 2017 and 2016, respectively.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $19.4 million in 2017 and $18.3 million in 2016. The increase in expense was primarily due to the increase in average debt outstanding.

Income Taxes
The effective income tax rate was 39.6% in 2017 and 26.5% in 2016. The effective tax rates in both 2017 and 2016 were impacted by restructuring and other activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances and mix of foreign earnings. The effective tax rate in 2017 was also impacted by the limited tax deductibility of losses (See Note 12, Restructuring Charges) and the result of the cumulative foreign currency effect related to certain repatriation transactions.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “2017 Tax Legislation”, significantly changes U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded a net charge of $18.4 million during the fourth quarter of 2017. This amount consists of reassessing the U.S. deferred tax assets and liabilities based on the lower corporate income tax rate, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

Although the Company believes that $18.4 million is a reasonable estimate of the current year impact of the 2017 Tax Legislation, it should be considered a provisional estimate. The Company expects additional guidance on the 2017 Tax Legislation in 2018, and will finalize certain tax positions when it files its 2017 U.S. tax return. The ultimate impact could differ from these provisional amounts, possibly materially, due to additional guidance, changes in interpretation, additional analysis, and assumptions the Company has made. Any adjustments to the provisional estimate will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

	2017	2016
Rate before restructuring and discrete items	24.5%	27.7%
2017 Tax Legislation	12.4%	0%
Restructuring impact	3.9%	1.0%
Discrete items	(1.2%)	(2.2%)
Reported effective tax rate	39.6%	26.5%

The 2018 effective income tax rate is estimated to be between 24% and 25%, before any discrete items.

Restructuring
The Company incurred restructuring costs in both continuing and discontinued operations. The discussion here relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 13, Discontinued Operations, in more detail.

Index
Between March 2014 and 2017, the Company executed a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been completed in Indianapolis, Indiana, United States; Cornwall, Mississauga, and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. As part of the Plan, the Company eventually sold its European Natural Ingredients business, including its facilities in Elburg, the Netherlands, and Marchais, France, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and to eliminate additional positions in the European Flavors & Fragrances businesses. The Company has completed all of the above-mentioned activities and closures, as of December 31, 2017.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. Also, certain machinery and equipment was identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $2.2 million, $1.9 million, and $14.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Since initiating the Plan, the Company has recorded $89 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory, and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company has eliminated headcount related to direct and indirect labor at manufacturing sites by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold and the entity was liquidated.

During the three months ended March 31, 2017, the Company sold its European Natural Ingredients business (also known as the European Dehydrated Vegetable business), a business in the Flavors & Fragrances segment. This business had two facilities, located in Marchais, France, and Elburg, the Netherlands. As part of the 2014 Restructuring Plan, the Company had concluded that the European Natural Ingredients business had not generated significant profits for several years and did not fit with the Company’s long-term strategic plan. The Company completed the sale of this business on March 27, 2017, for a de minimis amount and has recognized a non-cash loss of approximately $21.6 million.

As of December 31, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $2 million related to the 2014 Restructuring Plan. In accordance with GAAP, the Company recorded total restructuring costs of $36.5 million, $11.1 million, and $42.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $189 million of restructuring costs as of December 31, 2017.

The Company does not expect any restructuring costs in 2018.

Since initiating the Plan, the Company has realized total savings of approximately $22 million as of December 31, 2017. In 2017, the Company realized a de minimis amount of savings, but expects additional savings of approximately $4 million to $5 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility. The Company continues its efforts to optimize production at the consolidated sites.

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

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. At that time, the Company recognized an additional non-cash loss of approximately $11.0 million during the three months ended March 31, 2017. In addition, an additional non-cash loss of approximately $0.6 million was recognized during the three months ended June 30, 2017. The additional non-cash losses in 2017 were primarily due to changes in the estimates related to working capital balances.

Index
NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs as well as the impact of the Tax Cuts and Jobs Act (“2017 Tax Legislation”)) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 and 2016 are divestiture related costs, discussed under “Divestiture” above.

The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes that this information can be beneficial to investors for the same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2017	2016	% Change
Operating Income from continuing operations (GAAP)	$167,806	$185,609	(9.6%)
Restructuring – Cost of products sold	2,889	2,065
Restructuring – Selling and administrative	33,627	12,486
Other – Selling and administrative (1)	11,555	11,535
Adjusted operating income	$215,877	$211,695	2.0%

Net Earnings from continuing operations (GAAP)	$89,600	$122,913	(27.1%)
Restructuring & other, before tax	48,071	26,086
Tax impact of restructuring & other	(5,602)	(4,999)
Impact of the 2017 Tax Legislation	18,446	-
Adjusted net earnings	$150,515	$144,000	4.5%

Diluted EPS from continuing operations (GAAP)	$2.03	$2.74	(25.9%)
Restructuring & other, net of tax	0.96	0.47
2017 Tax Legislation	0.42	-
Adjusted diluted EPS	$3.42	$3.21	6.5%

(1)	The other costs in 2017 and 2016 are for the divestiture related costs discussed under “Divestiture” above.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2017 results compared to the 2016 results in the respective financial measures.

	Twelve Months Ended December 31, 2017
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(6.1%)	0.0%	(6.1%)
Color	4.4%	0.9%	3.5%
Asia Pacific	1.6%	0.8%	0.9%
Total Revenue	(1.5%)	0.5%	(2.0%)

Operating Income From Continuing Operations
Flavors & Fragrances	(7.8%)	(0.4%)	(7.4%)
Color	7.2%	0.6%	6.5%
Asia Pacific	(12.0%)	1.1%	(13.1%)
Corporate & Other	18.9%	0.1%	18.7%
Operating Income from continuing operations	(9.6%)	0.2%	(9.8%)
Diluted EPS from continuing operations	(25.9%)	0.0%	(25.9%)

Adjusted operating income (1)	2.0%	0.2%	1.8%
Adjusted diluted EPS (1)	6.5%	0.3%	6.2%

(1)	Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before restructuring and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s reportable segments consist of the Flavors & Fragrances, Color, and Asia Pacific segments.

Beginning in the first quarter of 2017, the results of operations for certain of the Company’s cosmetic and fragrance businesses in the Asia Pacific segment are now reported in the Color segment and Flavors & Fragrances segment, respectively. In addition, the Color segment reassigned customer accounts and revised cost allocations amongst the businesses within their segment resulting in changes in the underlying components of segment revenue and segment operating income. The results for 2016 have been restated to reflect these changes.

Flavors & Fragrances
Revenue for the Flavors & Fragrances segment was $746.9 million in 2017 and $795.8 million in 2016, a decrease of 6.1%. Foreign exchange did not have a material impact on revenue. The decrease in revenue was primarily due to lower revenue in Europe ($27.2 million) and North America ($22.5 million). The lower revenue in Europe was primarily due to the divestitures ($24.4 million) and lower volumes ($6.5 million), partially offset by higher selling prices ($4.4 million). The lower revenue in North America was primarily due to lower volumes ($36.3 million), partially offset by higher selling prices ($13.2 million).

Gross margin increased 60 basis points to 28.2% in 2017 from 27.6% in 2016. The increase was primarily due to the impact of higher selling prices and the impact of the divestitures, partially offset by higher manufacturing and other costs and lower volume and product mix.

Segment operating income for the Flavors & Fragrances segment was $114.3 million in 2017, and $124.1 million in 2016. The lower segment operating income was primarily a result of lower segment operating income in North America ($9.0 million). The lower operating income in North America was primarily due to unfavorable volume and product mix ($11.7 million), higher manufacturing and other costs ($6.7 million), and higher raw material costs ($3.1 million), partially offset by higher selling prices ($13.2 million). Segment operating margin was 15.3% in 2017 and 15.6% in 2016.

Color
Revenue for the Color segment was $526.4 million in 2017, and $504.1 million in 2016, an increase of 4.4%. The increase in revenue was primarily due to higher revenue in non-food colors ($21.8 million). The higher revenue in non-food colors was primarily due to higher volumes ($18.1 million), primarily in cosmetic colors, and higher selling prices ($1.8 million).

Index
Gross margin for the Color segment increased 20 basis points to 42.2% in 2017 from 42.0% in 2016. The increase was primarily due to higher selling prices, favorable volumes, and product mix, partially offset by the unfavorable impact of higher manufacturing and other costs.

Segment operating income for the Color segment was $113.4 million in 2017, and $105.8 million in 2016, an increase of 7.2%. The higher segment operating income was due to higher segment operating income in non-food colors ($9.8 million) offset by lower segment operating income in food and beverage colors ($2.2 million). The higher operating income for non-food colors was primarily due to favorable volume and product mix ($9.1 million). The lower profit for food and beverage colors is primarily due to unfavorable volume and product mix ($4.4 million) and higher manufacturing and other costs ($1.8 million), partially offset by higher selling prices ($3.3 million). Segment operating margin was 21.5% in 2017 and 21.0% in 2016.

Asia Pacific
Revenue for the Asia Pacific segment was $123.2 million in 2017, and $121.2 million in 2016, an increase of 1.6%.  The higher segment revenue was due to higher selling prices ($1.7 million), partially offset by lower volumes ($0.6 million).

Gross margin for the Asia Pacific segment decreased 120 basis points to 36.8% in 2017 from 38.0% in 2016. The decrease was primarily due to unfavorable volumes and product mix and higher manufacturing costs, partially offset by higher selling prices and the favorable impact of exchange rates.

Segment operating income for the Asia Pacific segment was $20.8 million in 2017, and $23.6 million in 2016, a decrease of 12.0%. The lower segment operating income was a result of higher manufacturing and other costs ($3.2 million) and unfavorable volume and product mix ($1.3 million), partially offset by higher selling prices ($1.7 million). Segment operating margin was 16.9% in 2017 and 19.5% in 2016.

Corporate & Other
The Corporate & Other expenses were $80.7 million in 2017 and $67.9 million in 2016, an increase of 18.9%, primarily due to higher restructuring and other costs ($22.0 million) partially offset by lower performance based executive compensation ($4.1 million) and professional services ($3.6 million).  The Company evaluates segment performance before restructuring and other costs, and reports all of the restructuring and other costs in Corporate & Other.  Restructuring and other costs were $48.1 million and $26.1 million in 2017 and 2016, respectively.

RESULTS OF CONTINUING OPERATIONS
2016 vs. 2015

Revenue
Sensient’s revenue was approximately $1.4 billion in both 2016 and 2015.

Gross Profit
The Company’s gross margin was 34.4% in 2016 and 33.0% in 2015. Included in the cost of products sold are $2.1 million and $6.1 million of restructuring costs for 2016 and 2015, respectively. The increase in the gross margin is primarily a result of higher selling prices and volumes, mainly in the Color segment, savings associated with the 2014 Restructuring Plan ($7.9 million), and reduced restructuring costs, partially offset by higher raw material and manufacturing costs. Restructuring costs reduced gross margin by 10 basis points and 50 basis points in 2016 and 2015, respectively.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 21.0% in 2016 and 20.9% in 2015. Restructuring and other costs of $24.0 million and $37.5 million for 2016 and 2015, respectively, was included in selling and administrative expense. Selling and administrative expense as a percent of revenue in 2016 was comparable to 2015 as a result of higher performance based executive compensation ($7.6 million) and professional fees ($6.2 million), partially offset by lower restructuring and other costs ($13.5 million). Restructuring and other costs increased selling and administrative expense as a percent of revenue by 180 basis points and 270 basis points in 2016 and 2015, respectively.

Operating Income
Operating income was $185.6 million in 2016 and $166.3 million in 2015. Operating margins increased to 13.4% in 2016 from 12.1% in 2015. Restructuring and other costs reduced operating margins by 190 basis points and 320 basis points in 2016 and 2015, respectively.

Additional information on segment results can be found in the Segment Information section.

Index
Interest Expense
Interest expense was $18.3 million in 2016 and $16.9 million in 2015. The increase in expense was primarily due to the increase in average debt outstanding, which was partially offset by lower average interest rates.

Income Taxes
The effective income tax rate was 26.5% in 2016 and 28.2% in 2015. The effective tax rates in both 2016 and 2015 were impacted by audit settlements, mix of foreign earnings, and restructuring and other costs. The effective tax rate in 2015 was also impacted by changes in estimates associated with the finalization of prior year tax items. In total, the net impact of these discrete items and restructuring and other costs reduced the effective income tax rate by 1.2% for 2016 and 2.4% for 2015.

	2016	2015
Rate before restructuring and discrete items	27.7%	30.6%
Restructuring impact	1.0%	0.9%
Discrete items	(2.2%)	(3.3%)
Reported effective tax rate	26.5%	28.2%

Restructuring
As part of the 2014 Restructuring Plan, the Company recorded $11.1 million and $42.8 million of restructuring costs in 2016 and 2015, respectively. For further information on the 2014 Restructuring Plan, see the discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operation.

NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis, which eliminates the effects that result from translating its international operations into U.S. dollars. The other costs in 2016 are for the divestiture related costs discussed under “Divestiture” above, and the other costs in 2015 are acquisition related costs.

The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes the information can be beneficial to investors for the same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2016	2015	% Change
Operating Income from continuing operations (GAAP)	$185,609	$166,341	11.6%
Restructuring - Cost of products sold	2,065	6,098
Restructuring - Selling and administrative	12,486	36,705
Other – Selling and administrative (1)	11,535	823
Adjusted operating income	$211,695	$209,967	0.8%

Net Earnings from continuing operations (GAAP)	$122,913	$107,247	14.6%
Restructuring & other, before tax	26,086	43,626
Tax impact of restructuring & other	(4,999)	(10,017)
Adjusted net earnings	$144,000	$140,856	2.2%

Diluted EPS from continuing operations (GAAP)	$2.74	$2.32	18.1%
Restructuring & other, net of tax	0.47	0.73
Adjusted diluted EPS	$3.21	$3.05	5.2%

(1)	The other costs in 2016 are for the divestiture related costs discussed under “Divestiture” above and the other costs in 2015 are acquisition related costs.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2016 results compared to the 2015 results in the respective financial measures.

	Twelve Months Ended December 31, 2016
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(2.9%)	(1.8%)	(1.0%)
Color	4.6%	(2.8%)	7.4%
Asia Pacific	9.0%	(1.3%)	10.3%
Total Revenue	0.5%	(2.1%)	2.6%

Operating Income From Continuing Operations
Flavors & Fragrances	1.5%	(1.6%)	3.1%
Color	8.4%	(2.5%)	10.9%
Asia Pacific	6.2%	(1.8%)	8.0%
Corporate & Other	(10.5%)	(1.5%)	(9.0%)
Operating Income from continuing operations	11.6%	(2.2%)	13.8%
Diluted EPS from continuing operations	18.1%	(2.6%)	20.7%

Adjusted operating income (1)	0.8%	(2.3%)	3.2%
Adjusted diluted EPS (1)	5.2%	(2.6%)	7.9%

(1)	Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before restructuring and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s reportable segments consist of the Flavors & Fragrances, Color, and Asia Pacific segments.  As stated above, beginning in the first quarter of 2017, the results of operations for certain of the Company’s cosmetic and fragrance businesses in the Asia Pacific segment are now reported in the Color segment and Flavors & Fragrances segment. In addition, the Color segment reassigned customer accounts and revised cost allocations amongst the businesses within their segment resulting in changes in the underlying components of segment revenue and segment operating income. All prior year results have been restated to reflect each of these changes.

Flavors & Fragrances
Revenue for the Flavors & Fragrances segment was $795.8 million in 2016 and $819.5 million in 2015, a decrease of 2.9%. The decrease in revenue was primarily due to lower revenue in North America ($13.3 million) and Europe ($9.8 million). The lower revenue in North America was primarily due to lower volumes ($29.0 million), partially offset by higher selling prices ($18.0 million). The lower revenue in Europe was primarily a result of the unfavorable impact of exchange rates ($7.2 million) and lower volumes ($4.4 million), partially offset by higher selling prices ($1.9 million).

Gross margin increased 50 basis points to 27.6% in 2016 from 27.1% in 2015. The increase was primarily due to the impact of higher selling prices and savings associated with the 2014 Restructuring Plan, partially offset by higher raw material costs and lower volume and product mix.

Segment operating income for the Flavors & Fragrances segment was $124.1 million in 2016 and $122.3 million in 2015, an increase of 1.5%. The higher segment operating income was primarily a result of higher segment operating income in North America ($5.8 million), partially offset by lower segment operating income in Europe ($3.2 million) and lower segment operating income in Latin America ($0.8 million). The higher operating income in North America was primarily due to higher selling prices ($18.0 million), savings associated with the Restructuring Plan ($4.4 million), lower manufacturing and other costs ($3.1 million), and profit on the sale of an import right ($2.2 million) partially offset by volume and product mix ($11.6 million) and higher raw material costs ($9.8 million). The lower operating income in Europe was primarily due to higher manufacturing and other costs ($10.2 million), partially offset by savings associated with the 2014 Restructuring Plan ($3.8 million), higher selling prices ($1.9 million), and lower raw material costs ($1.3 million). The lower operating income in Latin America was primarily due to higher raw material costs ($2.6 million), higher manufacturing and other costs ($1.9 million) and the unfavorable impact of exchange rates ($1.2 million), partially offset by higher selling prices ($2.6 million) and volume and product mix ($2.3 million). Segment operating margin increased 70 basis points in 2016 to 15.6% from 14.9% in 2015.

Index
Color
Revenue for the Color segment was $504.1 million in 2016 and $481.9 million in 2015, an increase of 4.6%. The increase in revenue was primarily due to higher revenue in non-food colors ($21.9 million). The higher revenue in non-food colors was primarily due to higher volumes ($27.5 million), primarily in cosmetic colors and specialty inks, partially offset by the unfavorable impact of exchange rates ($3.7 million) and lower selling prices ($1.9 million).

Gross margin for the Color segment increased 130 basis points to 42.0% in 2016 from 40.7% in 2015. The increase was primarily due to higher volumes and product mix, selling prices and lower manufacturing costs, partially offset by the unfavorable impact of exchange rates and higher raw material costs.

Segment operating income for the Color segment was $105.8 million in 2016 and $97.7 million in 2015, an increase of 8.4%. The higher segment operating income was due to higher non-food colors ($7.4 million) and food and beverage colors ($0.7 million). The higher operating income for non-food colors was primarily due to volume and product mix ($14.4 million), partially offset by higher manufacturing and other costs ($3.9 million), lower selling prices ($1.9 million), higher raw material costs ($0.6 million), and the unfavorable impact of exchange rates ($0.6 million). The higher profit for food and beverage colors is primarily due to higher selling prices ($8.8 million), volume and product mix ($2.7 million), and savings associated with the 2014 Restructuring Plan ($0.5 million), partially offset by higher raw material costs ($4.8 million), higher manufacturing and other costs ($4.6 million) and the unfavorable impact of exchange rates ($1.8 million). Segment operating margin was 21.0% in 2016 and 20.3% in 2015.

Asia Pacific
Revenue for the Asia Pacific segment was $121.2 million in 2016, and $111.2 million in 2015, an increase of 9.0%. The higher segment revenue was due to higher volumes ($9.0 million) and selling prices ($2.5 million), partially offset by the unfavorable impact of exchange rates ($1.4 million).

Gross margin for the Asia Pacific segment increased 10 basis points to 38.0% in 2016 from 37.9% in 2015. The increase was primarily due to higher selling prices and volumes and product mix, partially offset by higher manufacturing and other costs and raw material costs.

Segment operating income for the Asia Pacific segment was $23.6 million in 2016, and $22.2 million in 2015, an increase of 6.2%. The higher segment operating income was a result of volume and product mix ($4.3 million) and higher selling prices ($2.6 million), partially offset by higher manufacturing and other costs ($4.8 million), higher raw material costs ($0.3 million) and the unfavorable impact of exchange rates ($0.5 million). Segment operating margin was 19.5% in 2016 and 20.0% in 2015.

Corporate & Other
The Corporate & Other expenses were $67.9 million in 2016, and $75.8 million in 2015, a decrease of 10.5%, primarily due to lower restructuring and other costs ($17.5 million), partially offset by higher performance based executive compensation ($7.6 million) and professional services ($3.5 million).  The Company evaluates segment performance before restructuring and other costs, and reports all of the restructuring and other costs in Corporate & Other.  Restructuring and other costs were $26.1 million and $43.6 million in 2016 and 2015, respectively.

LIQUIDITY AND FINANCIAL POSITION
Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2017. In the fourth quarter of 2017, the Company amended its accounts receivable securitization program, and increased the commitment size from $40 million to $60 million. The proceeds received from this program, which equaled $40 million in 2016 and $20 million in 2017, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017 and 2016, See Note 7, Accounts Receivable Securitization, for additional information.

The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2018 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $180.5 million in 2017; $222.5 million in 2016; and $128.0 million in 2015.  Operating cash flow provided the primary source of funds for operating needs, capital expenditures, shareholder dividends, acquisitions, and share repurchases. The decrease in net cash provided by operating activities in 2017 is primarily due to higher working capital balances, the timing of tax payments, and the impact of the accounts receivable securitization program. The increase in net cash provided by operating activities in 2016 is primarily due to increased cash earnings, favorable changes in working capital, and the impact of the accounts receivable securitization program.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $33.8 million in 2017; $75.2 million in 2016; and $75.8 million in 2015. Capital expenditures were $56.3 million in 2017; $81.2 million in 2016; and $79.9 million in 2015. In 2017, the Company sold a facility and certain related business lines in Strasbourg, France, for approximately $12.5 million, its European Natural Ingredients business for a nominal amount, and two other production facilities for $10.1 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $153.4 million in 2017; $128.0 million in 2016; and $50.1 million in 2015. The Company had a net decrease in debt of $8.8 million in 2017; a net decrease in debt of $24.5 million in 2016; and a net increase in debt of $174.6 million in 2015. Sensient purchased $87.2 million, $50.1 million, and $176.6 million of Company stock, which settled in 2017, 2016, and 2015, respectively.

The Company has paid uninterrupted quarterly cash dividends since commencing public trading in its stock in 1962. In the fourth quarter of 2017, the Company increased its quarterly dividend from 30 cents per share to 33 cents per share. Dividends paid per share were $1.23 in 2017, $1.11 cents in 2016, and 1.04 cents in 2015. Total dividends paid were $54.0 million, $49.6 million, and $48.1 million in 2017, 2016, and 2015, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
Sensient purchased 1.1 million shares of Company stock in 2017 for a total cost of $87.2 million; 0.7 million shares of Company stock in 2016 for a total cost of $47.5 million; and 2.7 million shares of Company stock in 2015 for a total cost of $178.0 million. In 2014, the Board approved a share repurchase program under which the Company was authorized to repurchase five million shares of Company stock.  In October 2017, the Board of Directors authorized the repurchase of up to three million additional shares. As of December 31, 2017, 3.3 million shares were available to be repurchased under existing authorizations. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

CRITICAL ACCOUNTING POLICIES
In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the asset, liability, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied.  Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventories, property, plant, and equipment, and prepaid expenses. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas:

Revenue Recognition
The Company recognizes revenue (net of estimated discounts, allowances, and returns) when title passes, the customer is obligated to pay the Company, and the Company has no remaining obligations. Such recognition typically corresponds with the shipment of goods.

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2017. In conducting its annual test for impairment, the Company performed a qualitative assessment of its previously calculated fair values for each of its reporting units. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were over 100% above their respective net book values. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

Index
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method with the exception of certain locations of the Flavors & Fragrances segment where cost is determined using a weighted average method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. While significant judgment is involved in determining the net realizable value of inventory, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

CONTRACTUAL OBLIGATIONS
The Company is subject to certain contractual obligations, including long-term debt, operating leases, manufacturing purchases, and pension benefit obligations. The Company had unrecognized tax benefits of $4.5 million as of December 31, 2017. However, the Company cannot make a reasonably reliable estimate of the period of potential cash settlement of the liabilities and, therefore, has not included unrecognized tax benefits in the following table of significant contractual obligations as of December 31, 2017.

PAYMENTS DUE BY PERIOD
(in thousands)	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt	$604,159	$34,134	$23,755	$290,008	$256,262
Interest payments on long-term debt	79,490	16,033	29,025	23,935	10,497
Operating lease obligations	35,388	10,210	13,481	6,545	5,152
Transition tax on foreign earnings(1)	5,564	445	890	890	3,339
Manufacturing purchase commitments	97,261	80,101	16,830	330	-
Pension funding obligations	27,489	3,729	3,484	5,909	14,367
Total contractual obligations	$849,351	$144,652	$87,465	$327,617	$289,617

(1)	Relates to the one-time transition tax on earnings of foreign subsidiaries as enacted by the 2017 Tax Legislation.

NEW PRONOUNCEMENTS
In July 2015, the Financial Accounting Standards Board (FASB) affirmed its proposed one-year deferral of the effective date for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. The Company currently recognizes revenue (net of estimated discounts, allowances, and returns) when title to goods passes, the customer is obliged to pay the Company, and the Company has no remaining obligations. Such recognition typically corresponds with the shipment of goods. The Company created a project team within its Corporate Finance Department, in 2016, to review the potential impact that this ASU may have on the Company. At that time, the Company’s revenue recognition project team began gathering data, including issuing a detailed revenue recognition questionnaire designed to highlight instances of variable consideration, and reviewing existing contracts and other relevant documents across all of the Company’s segments. In the first quarter of 2017, the Company finalized a detailed project plan and distributed a second revenue recognition questionnaire designed to examine potential instances of variable consideration in greater detail. In the second and third quarters of 2017, the Company reviewed and analyzed the questionnaires and supporting documentation and completed its review and analysis during the fourth quarter. In addition, the Company has updated its current internal controls and implemented additional controls and monitoring around revenue recognition during the second and third quarters of 2017. The Company also conducted training for all financial personnel on the new standard, controls, and monitoring during the fourth quarter. The Company updated its Audit Committee throughout the year on the status of the implementation of this ASU. The Company has completed its analysis of its revenue streams and has not identified any significant changes to the timing of recognition or measurement of revenue. The Company does not anticipate that the new standard will have a material impact on the its consolidated financial statements in 2018. The Company will incorporate this new standard using the modified retrospective method.

Index
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory that is accounted for using first-in, first-out, or average cost method, shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under previous guidance. This guidance became effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in the first quarter of 2017, and it did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and lease liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company created a project team within its Corporate Finance Department to review the potential impact that this ASU may have on the Company. The project team has begun gathering data and reviewing existing leases and other relevant documents across all of the Company’s segments. The Company continues to evaluate the potential impact of this standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes, is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as a noncash investing transaction. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company does not expect this standard to have a material impact on its financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this standard in the first quarter of 2018, and it will not have a material impact on the its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

OFF-BALANCE SHEET ARRANGEMENTS
In 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, and removed from the Company’s consolidated balance sheet. In October 2017, the Company extended this program for one year and increased the commitment size to $60 million (refer to Note 7, Accounts Receivable Securitization, included in Part I, Item I of this report).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks, including changes in interest rates, currency exchange rates, and commodity prices. To manage the volatility relating to these exposures on a consolidated basis, the Company nets the exposures to take advantage of natural offsets. The Company also enters into various derivative transactions for some of the remaining exposures pursuant to the Company’s policies covering hedging practices. The financial impacts of these hedging instruments are offset by corresponding changes in the underlying exposures being hedged.

The Company does not hold or issue derivative financial instruments for trading purposes. Note 1 and Note 4 to the Consolidated Financial Statements include discussions of the Company’s accounting policies for financial instruments.

Index
A key part of the Company’s strategy is to continue to expand into new geographic markets. Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures involve the markets in Western Europe, Latin America, and Canada. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was a liability of $0.6 million and $0.2 million as of December 31, 2017 and 2016, respectively. At December 31, 2017, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $2.4 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros and Swiss Francs. These non-derivative debt instruments act as partial hedges of the Company’s Euro and Swiss Franc net asset positions. The potential increase or decrease in the annual U.S. dollar interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.5 million at December 31, 2017. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt and through the use of derivatives. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2017, the potential increase or decrease in annual interest expense, assuming a hypothetical 10% fluctuation in interest rates of floating rate debt, would be approximately $0.6 million.

The Company is the purchaser of certain commodities, such as vanilla, corn, sugar, soybean meal, and fruits. The Company generally purchases these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, the Company does not use commodity financial instruments to hedge commodity prices due to a high correlation between the commodity cost and the ultimate selling price of the Company’s products. On occasion, the Company may enter into non-cancelable forward purchase contracts, as deemed appropriate, to reduce the effect of price fluctuations on future manufacturing requirements.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are set forth below and the supplementary data required by this item are set forth in Item 5 above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2017, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework).  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Index
The Company’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2017, the Company implemented a new enterprise resource planning software application at one significant location in its Flavors & Fragrances segment. The implementation included the order taking, manufacturing, general ledger, and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design, and testing. There has been no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2017 (“2018 Proxy Statement”), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct and ethics for officers appears at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” and “Equity Compensation Plan Information” portions of the 2018 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the 2018 Proxy Statement is incorporated by reference. The information required by this item regarding appearing under “Equity Compensation Plan Information” in the 2018 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2018 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2018 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1.	Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets – December 31, 2017 and 2016	34

Consolidated Statements of Earnings – Years ended December 31, 2017, 2016 and 2015	32

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015	33

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2017, 2016 and 2015	36

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015	35

Notes to Consolidated Financial Statements	37-55

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	58

All other schedules are omitted because they are inapplicable, not required by the instructions, or the information is included in the consolidated financial statements or notes thereto.

Item 16.	Form 10-K Summary.

None.

Index
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(in thousands except per share amounts)	2017	2016	2015

Revenue	$1,362,265	$1,383,210	$1,375,964
Cost of products sold	886,775	907,783	921,531
Selling and administrative expenses	307,684	289,818	288,092
Operating income	167,806	185,609	166,341
Interest expense	19,383	18,324	16,945
Earnings before income taxes	148,423	167,285	149,396
Income taxes	58,823	44,372	42,149
Earnings from continuing operations	89,600	122,913	107,247
Gain (Loss) from discontinued operations, net of tax	-	3,343	(462)
Net earnings	$89,600	$126,256	$106,785

Earnings per common share:

Basic:
Continuing operations	$2.05	$2.76	$2.34
Discontinued operations	-	0.08	(0.01)
Earnings per common share	$2.05	$2.84	$2.33

Diluted:
Continuing operations	$2.03	$2.74	$2.32
Discontinued operations	-	0.07	(0.01)
Earnings per common share	$2.03	$2.82	$2.31

Weighted average number of common shares outstanding:
Basic	43,780	44,523	45,910
Diluted	44,031	44,843	46,204

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Years Ended December 31,
	2017	2016	2015
Net earnings	$89,600	$126,256	$106,785
Cash flow hedges adjustment, net of tax of $10, $89 and $61, respectively	(584)	(249)	(160)
Pension adjustment, net of tax of $778, $785 and $613, respectively	2,228	1,856	777
Foreign currency translation on net investment hedges	(28,871)	6,989	7,542
Tax effect of current year activity on net investment hedges	10,812	(2,733)	(2,966)
Foreign currency translation on long-term intercompany loans	7,013	(494)	(10,681)
Reclassification of cumulative translation to net earnings	6,782	(3,257)	-
Other foreign currency translation	66,751	(45,515)	(79,446)
Total comprehensive income	$153,731	$82,853	$21,851

See notes to consolidated financial statements.

Index
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$29,344	$25,865
Trade accounts receivable, less allowance for losses of $6,000 and $4,836, respectively	195,439	194,509
Inventories	463,517	404,320
Prepaid expenses and other current assets	43,206	50,974
Assets held for sale	1,969	41,393
Total current assets	733,475	717,061
Other assets	68,251	70,462
Deferred tax assets	7,885	12,120
Intangible assets – at cost, less accumulated amortization of $17,432 and $16,314, respectively	7,211	8,126
Goodwill	408,995	383,568
Property, Plant and Equipment:
Land	35,198	33,015
Buildings	317,464	265,157
Machinery and equipment	687,896	643,869
Construction in progress	40,833	79,981
	1,081,391	1,022,022
Less accumulated depreciation	(582,868)	(545,499)
	498,523	476,523
Total assets	$1,724,340	$1,667,860

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$109,780	$92,450
Accrued salaries, wages and withholdings from employees	23,613	26,502
Other accrued expenses	51,764	54,752
Income taxes	11,036	14,080
Short-term borrowings	20,130	20,578
Liabilities held for sale	—	5,313
Total current liabilities	216,323	213,675
Deferred income taxes	18,724	9,650
Other liabilities	13,539	6,103
Accrued employee and retiree benefits	19,294	19,911
Long-term debt	604,159	582,780
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid‑in capital	107,176	107,686
Earnings reinvested in the business	1,414,485	1,378,923
Treasury stock, 10,759,291 and 9,716,504 shares, respectively, at cost	(525,422)	(442,799)
Accumulated other comprehensive loss	(149,334)	(213,465)
	852,301	835,741
Total liabilities and shareholders’ equity	$1,724,340	$1,667,860

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Years ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net earnings	$89,600	$126,256	$106,785
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	48,518	47,019	47,939
Share-based compensation	5,855	7,709	1,598
Net loss on assets	2,552	9,755	13,190
Loss on divestiture of business	33,160	—	—
Liquidation of foreign entity	—	(3,257)	—
Deferred income taxes	17,414	10,428	(4,452)
Changes in operating assets and liabilities:
Trade accounts receivable	10,630	31,144	(21,721)
Inventories	(47,345)	(20,064)	3,041
Prepaid expenses and other assets	16,806	(671)	2,698
Accounts payable and other accrued expenses	4,804	2,332	(8,792)
Accrued salaries, wages and withholdings from employees	(4,361)	3,347	(2,851)
Income taxes	2,846	5,959	(5,520)
Other liabilities	27	2,521	(3,868)
Net cash provided by operating activities	180,506	222,478	128,047

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(56,344)	(81,216)	(79,941)
Proceeds from sale of assets	10,485	6,254	12,912
Proceeds from divesture of business	12,457	—	—
Acquisition of new business	—	—	(8,393)
Other investing activities	(415)	(241)	(372)
Net cash used in investing activities	(33,817)	(75,203)	(75,794)

Cash Flows from Financing Activities
Proceeds from additional borrowings	231,174	222,562	331,277
Debt payments	(239,950)	(247,092)	(156,662)
Purchase of treasury stock	(87,217)	(50,100)	(176,566)
Dividends paid	(54,038)	(49,635)	(48,110)
Other financing activities	(3,383)	(3,706)	(73)
Net cash used in financing activities	(153,414)	(127,971)	(50,134)

Effect of exchange rate changes on cash and cash equivalents	10,204	(5,436)	(10,451)

Net increase (decrease) in cash and cash equivalents	3,479	13,868	(8,332)
Cash and cash equivalents at beginning of year	25,865	11,997	20,329

Cash and cash equivalents at end of year	$29,344	$25,865	$11,997

Cash paid during the year for:
Interest	$19,523	$18,474	$16,839
Income taxes	29,261	29,217	46,281
Capitalized interest	486	1,061	944

See notes to consolidated financial statements

Index
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share and per share amounts)	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2014	$5,396	$110,969	$1,243,627	6,529,891	$(227,929)	$(85,128)
Net earnings			106,785
Other comprehensive income						(84,934)
Cash dividends paid – $1.04 per share			(48,110)
Share-based compensation		1,598
Stock options exercised		(356)		(21,000)	788
Non-vested stock issued upon vesting		(3,080)		(74,300)	3,080
Benefit plans		416		(15,165)	546
Purchase of treasury stock				2,733,301	(178,037)
Other		427		22,116	(931)
Balances at December 31, 2015	5,396	109,974	1,302,302	9,174,843	(402,483)	(170,062)
Net earnings			126,256
Other comprehensive income						(43,403)
Cash dividends paid – $1.11 per share			(49,635)
Share-based compensation		7,709
Stock options exercised		(650)		(30,500)	1,354
Non-vested stock issued upon vesting		(7,769)		(172,147)	7,769
Benefit plans		229		(15,839)	698
Purchase of treasury stock				702,698	(47,534)
Other		(1,807)		57,449	(2,603)
Balances at December 31, 2016	5,396	107,686	1,378,923	9,716,504	(442,799)	(213,465)
Net earnings			89,600
Other comprehensive income						64,131
Cash dividends paid – $1.23 per share			(54,038)
Share-based compensation		5,855
Stock options exercised		(202)		(10,667)	499
Non-vested stock issued upon vesting		(5,478)		(114,393)	5,478
Benefit plans		445		(12,999)	596
Purchase of treasury stock				1,139,734	(87,217)
Other		(1,130)		41,112	(1,979)
Balances at December 31, 2017	$5,396	$107,176	$1,414,485	10,759,291	$(525,422)	$(149,334)

See notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016, and 2015

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the “Company”), is a leading global manufacturer and marketer of colors, flavors, and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems, cosmetic, pharmaceutical and nutraceutical systems, specialty inks and colors, and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

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

Use of Estimates
The preparation of the consolidated financial statements requires the use of management’s estimates and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue (net of estimated discounts, allowances, and returns) when title to goods passes, the customer is obligated to pay the Company, and the Company has no remaining obligations. Such recognition typically corresponds with the shipment of goods.

Cost of Products Sold
Cost of products sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of products sold also includes charges for obsolete and slow moving inventories, as well as costs for quality control, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, other costs of our internal distribution network, and costs incurred for shipping and handling. The Company records fees billed to customers for shipping and handling as revenue.

Selling and Administrative Expenses
Selling and administrative expenses primarily include the salaries and related costs for executive, finance, accounting, human resources, information technology, research and development, and legal personnel as well as salaries and related costs of salespersons and commissions paid to external sales agents.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (“FIFO”) method with the exception of certain locations of the Flavors & Fragrances Group where cost is determined using a weighted average method. Inventories include finished and in-process products totaling $310.4 million and $273.8 million at December 31, 2017 and 2016, respectively, and raw materials and supplies of $153.1 million and $130.5 million at December 31, 2017 and 2016, respectively.

Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost reduced by accumulated depreciation. Depreciation is provided over the estimated useful life of the related asset using the straight-line method for financial reporting. The estimated useful lives for buildings and leasehold improvements range from 5 to 40 years. Machinery and equipment have estimated useful lives ranging from 3 to 20 years. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as part of the asset.

Index
Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flow as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2016, which indicated a substantial premium compared to the carrying value of net assets, including goodwill. In 2017, the Company completed a qualitative assessment in comparison to the quantitative assessment performed in 2016, noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2017, 2016, or 2015.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 20 years. These assets include technological know-how, customer relationships, patents, trademarks, and non-compete agreements, among others.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s 2014 Restructuring Plan as well and the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. See Note 12, Restructuring Charges, and Note 14, Divestiture, for additional information.

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

Index
Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the three-year period ended December 31, 2017.

Share-Based Compensation
Share-based compensation expense is recognized over the vesting period of each award based on the fair value of the instrument at the time of grant as summarized in Note 5, Share-Based Compensation.

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

The following table sets forth the computation of basic and diluted EPS from continuing operations for the years ended December 31:
	Years Ended December 31,
(in thousands except per share amounts)	2017	2016	2015
Numerator:
Net earnings from continuing operations	$89,600	$122,913	$107,247
Denominator:
Denominator for basic EPS - weighted average common shares	43,780	44,523	45,910
Effect of dilutive securities	251	320	294
Denominator for diluted EPS - diluted weighted average shares outstanding	44,031	44,843	46,204

EPS from continuing operations
Basic	$2.05	$2.76	$2.34
Diluted	$2.03	$2.74	$2.32

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share.  The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2017, 2016, and 2015.

In 2017, 2016, and 2015, there were no anti-dilutive stock options. All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 8, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in selling and administrative expenses in the year they are incurred. Research and development costs related to continuing operations were $40.9 million in both years ended December 31, 2017 and 2016, and $35.1 million during the year ended December 31, 2015.

Advertising
Advertising costs are recorded in selling and administrative expenses as they are incurred. Advertising costs related to continuing operations were $2.2 million, $2.3 million, and $1.7 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Index
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

Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued. The Company has recently announced the acquisition of a natural food coloring business in Lima, Peru, and anticipates to complete the acqusition during the first quarter of 2018.

New Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) affirmed its proposed one-year deferral of the effective date for Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under this proposal, the requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The proposal also permits entities to adopt the standard for interim and annual reporting periods beginning after December 15, 2016. The Company currently recognizes revenue (net of estimated discounts, allowances, and returns) when title to goods passes, the customer is obliged to pay the Company, and the Company has no remaining obligations. Such recognition typically corresponds with the shipment of goods. The Company created a project team within its Corporate Finance Department, in 2016, to review the potential impact that this ASU may have on the Company. At that time, the Company’s revenue recognition project team began gathering data, including issuing a detailed revenue recognition questionnaire designed to highlight instances of variable consideration, and reviewing existing contracts and other relevant documents across all of the Company’s segments. In the first quarter of 2017, the Company finalized a detailed project plan and distributed a second revenue recognition questionnaire designed to examine potential instances of variable consideration in greater detail. In the second and third quarters of 2017, the Company reviewed and analyzed the questionnaires and supporting documentation and completed its review and analysis during the fourth quarter. In addition, the Company has updated its current internal controls and implemented additional controls and monitoring around revenue recognition during the second and third quarters of 2017. The Company also conducted training for all financial personnel on the new standard, controls, and monitoring during the fourth quarter. The Company updated its Audit Committee throughout the year on the status of the implementation of this ASU. The Company has completed its analysis of its revenue streams and has not identified any significant changes to the timing of recognition or measurement of revenue. The Company does not anticipate that the new standard will have a material impact on the its consolidated financial statements in 2018. The Company will incorporate this new standard using the modified retrospective method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory that is accounted for using first-in- first-out, or average cost method, shall be measured at the lower of cost or net realizable value, as opposed to the lower of cost or market measurement under previous guidance. This guidance became effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in the first quarter of 2017, and it did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and lease liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company created a project team within its Corporate Finance Department to review the potential impact that this ASU may have on the Company. The project team has begun gathering data and reviewing existing leases and other relevant documents across all of the Company’s segments. The Company continues to evaluate the potential impact of this standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes, is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as a noncash investing transaction. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company does not expect this standard to have a material impact on its financial statements.

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

Index
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this standard in the first quarter of 2018, and it will not have a material impact on the its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

2. Goodwill and Intangible Assets

At December 31, 2017 and 2016, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2017 and 2016:

		2017		2016
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	20.0	$7,510	$(6,505)	$7,315	$(5,195)
Customer relationships	20.0	6,869	(5,244)	6,561	(4,610)
Patents, trademarks, non-compete agreements, and other	19.2	10,264	(5,683)	10,564	(6,509)

Total finite-lived intangibles	19.7	$24,643	$(17,432)	$24,440	$(16,314)

Amortization of intangible assets was $1.6 million in 2017; $1.3 million in 2016; and $1.2 million in 2015. Estimated amortization expense each of the five years subsequent to December 31, 2017, is $1.3 million.

The changes in goodwill for the years ended December 31, 2017 and 2016, by reportable business segment, were as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated

Balance as of December 31, 2015	$114,348	$282,348	$2,950	$399,646
Currency translation impact	(4,158)	(10,342)	(757)	(15,257)
Goodwill Held for Sale (1)	(821)	—	—	(821)
Balance as of December 31, 2016	109,369	272,006	2,193	383,568
Currency translation impact	5,624	18,883	920	25,427
Balance as of December 31, 2017	$114,993	$290,889	$3,113	$408,995

(1)
A portion of the Flavors & Fragrances’ segment goodwill was moved in 2016 to Assets Held for Sale on the Consolidated Balance Sheet as a result of the divestiture. See Note 14, Divestiture, for additional information.

Index
3. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(in thousands)	2017	2016
3.66% senior notes due November 2023	$75,000	$75,000
3.65% senior notes due May 2024	27,000	—
1.27% Euro-denominated senior notes due May 2024	60,024	—
1.71% Euro-denominated senior notes due May 2027	48,019	—
3.06% Euro-denominated senior notes due November 2023	45,914	40,226
1.85% Euro-denominated senior notes due November 2022	80,260	70,316
4.47% senior notes due November 2018	25,000	25,000
4.14% senior notes due November 2017	—	25,000
4.91% senior notes due through May 2017	—	66,000
Term loan	141,375	118,313
Long-term revolving credit facility	100,712	162,079
Various other notes	1,068	1,099
	604,372	583,033
Less debt fees	(213)	(253)
Total long-term debt	$604,159	$582,780

On May 3, 2017, the Company increased borrowings and extended the maturity of its credit facility. The credit facility increased to a $145 million term loan and a $350 million revolver, and will mature on May 3, 2022. Of the $145 million term loan, $141 million remains outstanding as of December 31, 2017. Interest rates on borrowings under the current credit facility are at LIBOR plus a margin based on the Company’s leverage ratio. Currently, when fully drawn, the interest rate under the credit facility would be LIBOR plus 1.50%. Also on May 3, 2017, the Company issued three new fixed-rate notes consisting of a 7-year note of €50 million at a fixed rate of 1.27%; a 10-year note of €40 million at a fixed rate of 1.71%; and a 7-year note of $27 million at a fixed rate of 3.65%. Proceeds were used to refinance existing debt.

The borrowings under the long-term revolving credit facility had an average interest rate of 1.77% and 1.40% for the years ended December 31, 2017 and 2016, respectively.

The aggregate amounts of contractual maturities on long-term debt of the five years subsequent to December 31, 2017, are as follows: 2018, $34.1 million; 2019, $11.0 million; 2020, $12.8 million; 2021, $14.6 million; and 2022, $275.4 million.

The Company has approximately $34.1 million of long-term debt that matures in 2018. The Company is able and intends to refinance these maturities under the long-term revolving credit facility. Accordingly, that maturing debt has been classified as long-term debt in the Consolidated Balance Sheet.

The Company had $296.4 million available under the revolving credit facility and $66.8 million available under other lines of credit from several banks at December 31, 2017.

Substantially all of the senior loan agreements contain restrictions concerning interest coverage, borrowings, and investments. The Company is in compliance with all of these restrictions at December 31, 2017. The following table summarizes the Company’s most restrictive loan covenants calculated in accordance with the applicable agreements as of December 31, 2017:

	Actual	Required
Debt to EBITDA(1) (Maximum)	2.61	3.5
Interest Coverage (Minimum)	7.23	2.0

(1)
Debt to EBITDA is defined in the Company’s debt covenants as total funded debt divided by the Company’s consolidated operating income excluding non-operating gains and losses and depreciation and amortization.

The Company had stand-by and trade letters of credit outstanding of $5.9 million and $6.8 million as of December 31, 2017 and 2016, respectively.

Index
Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(in thousands)	2017	2016
Uncommitted loans	$19,192	$20,435
Loans of foreign subsidiaries	938	143
Total	$20,130	$20,578

The weighted average interest rates on short-term borrowings were 2.46% and 2.26% at December 31, 2017 and 2016, respectively.

4. Derivative Instruments and Hedging Activity

The Company may use derivative instruments for the purpose of hedging currency, commodity, and interest rate exposures, which exist as part of ongoing business operations. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged transaction. Hedge accounting, which generally results in the deferral of derivative gains and losses until such time as the underlying transaction is recognized in net earnings, is permitted only if the hedging relationship is expected to be highly effective at the inception of the transaction and on an ongoing basis. Any ineffective portions are recognized in earnings immediately.

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $44.9 million and $25.4 million of forward exchange contracts, designated as hedges, outstanding as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the amount deferred in OCI was not material. For the years ended December 31, 2017 and 2016, a loss of $0.2 million and $1.1 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of December 31, 2017 and 2016, the total value of the Company’s Euro and Swiss Franc debt designated as net investment hedges was $261.9 million and $195.6 million, respectively. The impact of foreign exchange rates on these debt instruments has increased debt by $28.9 million and decreased debt by $7.0 million for the years ended December 31, 2017 and 2016, respectively. These amounts have been recorded as foreign currency translation in OCI.

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

5. Share-Based Compensation

The Company has various stock plans under which employees and directors may be granted non-vested stock which vests over a specific time period. The 2007 Stock Plan, which expired April 26, 2017, allowed for the granting of non-vested stock in the form of restricted stock, restricted stock units, non-qualified stock options or incentive stock options, and stock appreciate rights. In April 2017, the Company’s 2017 Stock Plan was approved, which authorized 1.8 million shares to be granted as non-vested stock in the form of restricted stock, restricted stock units, non-qualified stock options or incentive stock options, and stock appreciation rights. As of December 31, 2017, there were 1.8 million shares available to be granted as non-vested stock under the Company’s existing stock plans.

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

Index
The grants issued after December 2013, to elected officers, consisted of 100% performance stock unit awards which are based on a three-year performance and vesting period and a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant. The holders of the performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and the shares of stock are issued.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	604	$43.84	$36,454
Granted	154	60.65
Vested	(74)	35.51
Cancelled	(142)	47.02
Outstanding at December 31, 2015	542	48.94	34,063
Granted	119	69.92
Vested	(172)	43.42
Cancelled	(54)	52.41
Outstanding at December 31, 2016	435	56.44	34,184
Granted	115	74.26
Vested	(114)	39.75
Cancelled	(24)	63.62
Outstanding at December 31, 2017	412	$65.64	$30,113

The total intrinsic values of shares vested during 2017, 2016, and 2015, was $8.8 million, $12.8 million, and $4.8 million, respectively.

As of December 31, 2017, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $13.5 million, which will be amortized over the weighted average remaining service period of 1.33 years.

Total pre-tax share-based compensation recognized in the Consolidated Statements of Earnings was $5.9 million, $7.7 million, and $1.6 million in 2017, 2016, and 2015, respectively. Tax related benefits of $0.5 million, $2.8 million, and $0.5 million were also recognized in 2017, 2016, and 2015, respectively. Cash received from the exercise of stock options was $0.3 million, $0.7 million, and $0.4 million for 2017, 2016, and 2015, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

6. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (“ESOP”). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $6.0 million in 2017, $6.7 million in 2016, and $5.4 million in 2015.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(in thousands)	2017	2016

Benefit obligation at beginning of year	$41,691	$46,359
Service cost	1,939	2,091
Interest cost	1,222	1,669
Foreign currency exchange rate changes	1,607	(2,306)
Benefits paid	(9,633)	(8,280)
Actuarial loss	931	1,906
Other	-	252
Benefit obligation at end of year	37,757	41,691
Plan assets at beginning of year	36,141	36,236
Company contributions	1,195	6,947
Foreign currency exchange rate changes	2,318	(3,714)
Benefits paid	(9,633)	(8,280)
Actual gain on plan assets	1,747	4,952
Plan assets at end of year	31,768	36,141
Funded status	$(5,989)	$(5,550)
Accumulated benefit obligation	$36,951	$40,743

Amounts recognized in the Consolidated Balance Sheets at December 31:

(in thousands)	2017	2016

Accrued employee and retiree benefits	$(13,304)	$(14,510)
Other accrued expenses	(2,731)	(765)
Other assets	10,046	9,725
Net liability	$(5,989)	$(5,550)

Components of annual benefit cost:

(In thousands)	2017	2016	2015

Service cost	$1,939	$2,091	$2,692
Interest cost	1,222	1,669	1,803
Expected return on plan assets	(892)	(1,141)	(1,210)
Recognized actuarial (gain) loss	(187)	193	228
Settlement expense	3,796	543	1,119
Curtailment gain	-	-	(104)
Defined benefit expense	$5,878	$3,355	$4,528

Weighted average liability assumptions as of December 31:
	2017	2016
Discount rate	3.16%	3.48%
Expected return on plan assets	3.03%	2.85%
Rate of compensation increase	0.33%	0.43%

Weighted average cost assumptions for the year ended December 31:
	2017	2016
Discount rate	3.48%	3.94%
Expected return on plan assets	2.85%	3.40%
Rate of compensation increase	0.43%	0.35%

In 2017, one of the Company’s defined benefit plans was terminated. The plan was associated with two facilities which were closed under the Company’s 2014 Restructuring Plan. As a result, the pension benefit obligation was settled by making lump-sum cash payments to certain participants and also purchasing nonparticipating annuity contracts to cover the remaining vested benefits. As a result of the plan’s termination, the Company recognized $3.8 million of settlement expense in 2017, which has been recorded in the Company’s restructuring and other costs.

Index
The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2017, which include employees’ expected future service, are as follows: 2018, $3.7 million; 2019, $1.7 million; 2020, $1.8 million; 2021, $1.8 million; 2022, $4.1 million; and $14.4 million in total for the years 2023 through 2027.

The Company expects to contribute $3.0 million to defined benefit plans in 2018.

Amounts in accumulated other comprehensive income at December 31 were as follows:

(In thousands)	2017	2016
Unrecognized net actuarial loss	$1,112	$3,384

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2017	2016	2015

Net actuarial gain (loss) arising during the period	$921	$1,312	$(140)
Amortization of actuarial loss, included in defined benefit expense	1,307	544	917
Pension adjustment, net of tax	$2,228	$1,856	$777

The estimated actuarial loss for the defined benefit plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost during 2018 is $0.1 million.

The investment objectives and target allocations for the Company’s pension plans related to the assets of the plans are reviewed on a regular basis. The investment objectives for the pension assets are to maximize the return on assets while maintaining an overall level of risk appropriate for a retirement fund and ensuring the availability of funds for the payment of retirement benefits. The levels of risk assumed by the pension plans are determined by market conditions, the rate of return expectations, and the liquidity requirements of each pension plan. The actual asset allocations of each pension plan are reviewed on a regular basis to ensure that they are in line with the target allocations.

The following table presents the Company’s pension plan assets by asset category as of December 31, 2017 and 2016:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
(in thousands)	2017	Level 1	Level 2	Level 3	2016	Level 1	Level 2	Level 3
Equity Funds
Domestic	$6,226	$6,226	$—	$—	$5,830	$5,830	$—	$—
International	101	—	101	—	254	106	148	—
International Fixed Income Funds	25,340	934	24,406	—	23,156	851	22,305	—
Other investments	101	44	57	—	6,901	45	6,856	—
Total assets at fair value	$31,768	$7,204	$24,564	$—	$36,141	$6,832	$29,309	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
7. Accounts Receivable Securitization

In October 2016, the Company entered into an accounts receivable securitization program with a commitment size of $40 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing. Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet. Proceeds received, including collections on the deferred purchase price receivable, are included in cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

In October 2017, the Company expanded the commitment size of the program to a total of $60 million. The Company has sold trade receivables of $102.0 million to Wells Fargo for $60 million in proceeds in the aggregate.

As of December 31, 2017 and December 31, 2016, the trade receivables sold to Wells Fargo totaled $96.4 million and $58.7 million, respectively. The fair value of the deferred purchase price receivable was $36.4 million as of December 31, 2017 and $18.7 million as of December 31, 2016.  These amounts are recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheet.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2017:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total

Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)
Other comprehensive income before reclassifications	(768)	921	55,705	55,858
Amounts reclassified from OCI	184	1,307	6,782	8,273
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)

(a)	Cash Flow Hedges and Pension Items are net of tax.

In 2017, the Company completed the divestiture of a facility and certain related business lines in the Flavors & Fragrances segment (See Note 14, Divestiture, for additional information), resulting in the reclassification of the cumulative translation loss of $2.8 million into net earnings. In addition, the Company completed the sale of its European Natural Ingredients business (See Note 12, Restructuring Charges, for additional information), resulting in the reclassification of the cumulative translation loss of $4.0 million into net earnings. Also in 2017, one of the Company’s pension plans was terminated resulting in the reclassification of the cumulative loss of $1.5 million into net earnings (See Note 6, Retirement Plans, for additional information).

Index
9. Income Taxes

The provision for income taxes for continuing operations was as follows:

(In thousands)	2017	2016	2015
Currently payable:
Federal (1)	$15,513	$12,145	$20,794
State	642	2,631	2,936
Foreign	25,254	19,168	23,873
	41,409	33,944	47,603
Deferred (benefit) expense:
Federal	18,458	7,630	5,779
State	215	1,656	(772)
Foreign	(1,259)	1,142	(10,461)
	17,414	10,428	(5,454)
Income taxes	$58,823	$44,372	$42,149

(1)
This amount includes $7.4 million related to the one-time transition tax on earnings of foreign subsidiaries enacted by the 2017 Tax Legislation (See discussion below).  Approximately $5.1 million of this amount is reported in Other liabilities on the Consolidated Balance Sheet at December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(in thousands)	2017	2016
Deferred tax assets:
Benefit plans	$8,440	$11,040
Liabilities and reserves	11,141	15,733
Operating loss and credit carryovers	40,164	49,778
Other	1,007	3,181
Gross deferred tax assets	60,752	79,732
Valuation allowance	(38,366)	(35,426)
Deferred tax assets	22,386	44,306
Deferred tax liabilities:
Property, plant and equipment	(12,458)	(1,186)
Other assets	-	(353)
Goodwill	(20,345)	(27,863)
Other	(422)	(12,434)
Deferred tax liabilities	(33,225)	(41,836)
Net deferred tax (liabilities) assets	$(10,839)	$2,470

At December 31, 2017, foreign operating loss carryovers were $116.8 million. Included in the foreign operating loss carryovers are losses of $25.0 million that expire through 2032, and $91.8 million that do not have an expiration date. At December 31, 2017, state operating loss carryovers were $138.7 million, all of which expire through 2032.

Index
The effective tax rate for continuing operations differed from the statutory federal income tax rate of 35% as described below:

	2017	2016	2015
Taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.3	1.4	1.7
Tax credits	(1.1)	(1.8)	(0.7)
Taxes on foreign earnings	0.2	(4.4)	(0.8)
Resolution of prior years’ tax matters	0.1	-	(0.3)
U.S. manufacturing deduction	(1.4)	(2.0)	(1.9)
Valuation allowance adjustments	-	(0.3)	(5.0)
2017 Tax Legislation	12.4	-	-
Loss on foreign branch remittances	(5.2)	-	-
Other, net	(0.7)	(1.4)	0.2
Effective tax rate	39.6%	26.5%	28.2%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “2017 Tax Legislation”, significantly changes the U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and imposing a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries in 2017. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company recorded a net charge of $18.4 million during the fourth quarter of 2017. The amount consists of reassessing the U.S. deferred tax assets and liabilities, adjustments to the Company’s tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

Although the Company believes that the $18.4 million is a reasonable estimate of the current year impact of the 2017 Tax Legislation, it should be considered a provisional estimate. The Company expects additional guidance on the 2017 Tax Legislation in 2018, and will finalize certain tax positions when it files its 2017 U.S. tax return. The ultimate impact could differ from these provisional amounts, possibly materially, due to, additional guidance, changes in interpretation, additional analysis and assumptions the Company has made. Any adjustments to the provisional estimate will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

The loss on remittances is the result of the cumulative foreign currency effect related to certain repatriation transactions.

Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit. The impact on the Company’s effective tax rate varies from year to year based on the mix of earnings, increases in foreign unrecognized tax benefits, and the expected realization of U.S. foreign tax credits generated each year. The increase of the 2017 effective tax rate from taxes on foreign earnings compared to 2016 is primarily the result of the non-deductible losses from the sale of the European Natural Ingredients business (See Note 12, Restructuring Charges), and the sale of the business lines in Strasbourg, France (See Note 14, Divestiture).

The 2015 reduction in the effective tax rate from the valuation allowance adjustments is the result of a tax audit settlement and a change in projections on the utilization of certain deferred tax assets.

Earnings from continuing operations before income taxes were as follows:

(In thousands)	2017	2016	2015

United States	$88,479	$96,963	$87,749
Foreign	59,944	70,322	61,647
Total	$148,423	$167,285	$149,396

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2017, no additional income or withholding taxes have been provided for any remaining undistributed earnings not subject to the transition tax, or any additional outside basis difference, inherent in these entities, as these amounts are considered to be invested indefinitely. Determination of the deferred tax liability on such earnings is not practicable.

Index
A reconciliation of the change in the liability for unrecognized tax benefits for 2017 and 2016 is as follows:

(in thousands)	2017	2016
Balance at beginning of year	$4,947	$4,963
Increases for tax positions taken in the current year	871	570
Increases for tax positions taken in prior years	553	1,204
Decreases related to settlements with tax authorities	(76)	(1,172)
Decreases as a result of lapse of the applicable statutes of limitations	(607)	(426)
Foreign currency exchange rate changes	588	(192)
Balance at the end of year	$6,276	$4,947

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4.5 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. As of December 31, 2017 and 2016, $0.5 million and $0.4 million, respectively, of accrued interest and penalties were reported as an income tax liability in each period. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other liabilities on the Company’s Consolidated Balance Sheet at December 31, 2017.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2017, will decrease by approximately $1.6 million during 2018, of which $0.8 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2018. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

10. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before restructuring and other charges, interest expense, and income taxes (“segment operating income”). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of fixed assets and investments.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other charges which are reported in Corporate & Other.

The Company’s three reportable segments are Flavors & Fragrances and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Fragrances segment produces flavor and fragrance products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals and nutraceuticals; colors, ingredients and systems for cosmetics; specialty inks and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and fragrance products for the Asia Pacific countries. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

The results of operations for certain of the Company’s cosmetic and fragrance businesses in the Asia Pacific segment are now reported in the Color segment and Flavors & Fragrances segment, respectively. The results for all prior years have been restated to reflect these changes.

Restructuring and other costs related to continuing operations for the years ended December 31, 2017, 2016, and 2015, are further described in Note 12, Restructuring Charges, and Note 14, Divestiture, and are included in the operating income (loss) results in Corporate & Other below. Consistent with presentation in the Company’s Consolidated Balance Sheets and Statements of Cash Flows, the below amounts for assets, capital expenditures, and depreciation and amortization include discontinued operations for all periods presented and are included in Corporate & Other. In addition, the Company’s corporate expenses are included in Corporate & Other.

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2017:
Revenue from external customers	$727,026	$512,811	$122,428	$—	$1,362,265
Intersegment revenue	19,917	13,552	765	—	34,234
Total revenue	746,943	526,363	123,193	—	1,396,499

Operating income (loss)	114,343	113,381	20,772	(80,690)	167,806
Interest expense	—	—	—	19,383	19,383
Earnings (loss) before income taxes from continuing operations	114,343	113,381	20,772	(100,073)	148,423

Assets	773,173	720,328	99,770	131,069	1,724,340
Capital expenditures	31,989	18,797	3,557	2,001	56,344
Depreciation and amortization	23,611	19,902	2,303	2,702	48,518

2016:
Revenue from external customers	$771,434	$490,862	$120,914	$—	$1,383,210
Intersegment revenue	24,377	13,269	282	—	37,928
Total revenue	795,811	504,131	121,196	—	1,421,138

Operating income (loss)	124,059	105,814	23,603	(67,867)	185,609
Interest expense	—	—	—	18,324	18,324
Earnings (loss) before income taxes from continuing operations	124,059	105,814	23,603	(86,191)	167,285

Assets	785,449	673,754	92,203	116,454	1,667,860
Capital expenditures	57,622	15,422	5,199	2,973	81,216
Depreciation and amortization	22,897	19,421	2,042	2,659	47,019

2015:
Revenue from external customers	$795,239	$469,718	$111,007	$—	$1,375,964
Intersegment revenue	24,211	12,174	180	—	36,565
Total revenue	819,450	481,892	111,187	—	1,412,529

Operating income (loss)	122,285	97,657	22,227	(75,828)	166,341
Interest expense	—	—	—	16,945	16,945
Earnings (loss) before income taxes from continuing operations	122,285	97,657	22,227	(92,773)	149,396

Assets	806,755	714,138	74,972	107,867	1,703,732
Capital expenditures	56,233	18,933	2,643	2,132	79,941
Depreciation and amortization	24,049	19,025	1,853	3,012	47,939

Index
Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

The Company’s annual revenue from continuing operations summarized by geographic location is as follows:

(In thousands)	2017	2016	2015

Revenue from external customers:
North America	$718,708	$745,660	$744,481
Europe	324,597	342,818	349,100
Asia Pacific	208,935	196,884	177,559
Other	110,025	97,848	104,824
Consolidated	$1,362,265	$1,383,210	$1,375,964
Long-lived assets:
North America	$546,661	$548,674	$541,654
Europe	405,238	361,029	397,244
Asia Pacific	31,390	30,006	26,589
Other	7,576	11,090	9,340
Consolidated	$990,865	$950,799	$974,827

Sales in the United States, based on the final country of destination of the Company’s products, were $574.5 million, $595.0 million, and $592.9 million in 2017, 2016, and 2015, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $491.8 million, $495.3 million, and $486.1 million at December 31, 2017, 2016, and 2015, respectively.

Product Information
The Company’s revenue from continuing operations summarized by product portfolio is as follows:

(In thousands)	2017	2016	2015

Traditional Flavors & Fragrances	$618,798	$651,870	$666,528
Natural Ingredients	224,983	240,710	240,793
Food & Beverage Colors	303,796	301,751	300,637
Non-Food Colors	248,922	226,807	204,571
Interdivision Revenue	(34,234)	(37,928)	(36,565)
Consolidated	$1,362,265	$1,383,210	$1,375,964

11. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2017 and 2016, the Company’s only assets and liabilities subject to this standard are forward contracts, investments in a money market fund and municipal bonds, and defined benefit plan assets (See Note 6, Retirement Plans, for additional information on the defined benefit plan assets). The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.6 million and $0.2 million as of December 31, 2017 and 2016, respectively. The fair value of the investments based on December 31, 2017 and 2016, market quotes (Level 1 inputs) was an asset of $0.1 million and $1.8 million, respectively.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximated fair values as of December 31, 2017 and 2016.

The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2017 and 2016, was $604.2 million and $582.8 million, respectively. The fair value of the long-term debt at December 31, 2017 and 2016, was approximately $620.2 million and $599.1 million, respectively.

Index
12. Restructuring Charges

The Company incurred restructuring costs in both continuing and discontinued operations. The discussion in this note relates to the combination of both continuing and discontinued operations unless otherwise noted. Restructuring costs related to discontinued operations are recorded in discontinued operations within the Company’s Consolidated Condensed Statements of Earnings and are discussed in Note 13, Discontinued Operations, in more detail.

Between March 2014 and 2017, the Company executed a restructuring plan (“2014 Restructuring Plan” or “Plan”) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company determined that it had redundant manufacturing capabilities in both North America and Europe and that it could lower costs and operate more efficiently by consolidating into fewer facilities. Eight facilities were identified for consolidation in the Flavors & Fragrances segment, four in North America and four in Europe. Closures have been completed in Indianapolis, Indiana, United States; Cornwall, Mississauga, and Halton Hills, Canada; Bremen, Germany; and Milan, Italy. As part of the Plan, the Company eventually sold its European Natural Ingredients business, including its facilities in Elburg, the Netherlands, and Marchais, France, as discussed below. In addition, the Company discontinued one of the businesses in the Color segment, located near Leipzig, Germany, because it did not fit with the Company’s long-term strategic plan and it had generated losses for several years. In 2015, the Company identified additional opportunities to consolidate manufacturing operations at one of the Color segment’s facilities in Europe and to eliminate additional positions in the European Flavors & Fragrances businesses. The Company has completed all of the above-mentioned activities and closures, as of December 31, 2017.

Based on this Plan, the Company determined that certain long-lived assets associated with the underperforming operations were impaired. The Company reduced the carrying amounts of these assets to their aggregate respective fair values, which were determined based on independent market valuations. Also, certain machinery and equipment was identified to be disposed of at the time of the facility closures and the associated depreciation for these assets has been accelerated. The Company recorded long-lived asset impairments, including the impairment charges and accelerated depreciation of $2.2 million, $1.9 million, and $14.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Since initiating the Plan, the Company has recorded $89 million of long-lived asset impairments, including the impairment charges and accelerated depreciation. In addition, certain intangible assets, inventory, and other current assets were also determined to be impaired and were written down.

The Company has also incurred employee separation and other restructuring costs as a result of this Plan. The Company has eliminated headcount related to direct and indirect labor at manufacturing sites by approximately 400 positions at the affected facilities, primarily in the Flavors & Fragrances segment.

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a certain business, located near Leipzig, Germany, within the Color segment. Production ceased in 2014 and the business met the criteria to be reported as a discontinued operation. In 2016, the facility and remaining assets were sold and the entity was liquidated.

During the three months ended March 31, 2017, the Company sold its European Natural Ingredients business (also known as the European Dehydrated Vegetable business), a business in the Flavors & Fragrances segment. This business had two facilities, located in Marchais, France, and Elburg, the Netherlands. As part of the 2014 Restructuring Plan, the Company had concluded that the European Natural Ingredients business had not generated significant profits for several years and did not fit with the Company’s long-term strategic plan. The Company completed the sale of this business on March 27, 2017, for a de minimis amount and has recognized a non-cash loss of approximately $21.6 million.

As of December 31, 2017, the Company has recorded assets held for sale of land, buildings, and equipment of $2 million related to the 2014 Restructuring Plan. In accordance with GAAP, the Company recorded total restructuring costs of $36.5 million, $11.1 million, and $42.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. Since initiating the 2014 Restructuring Plan, the Company has incurred $189 million of restructuring costs as of December 31, 2017.

The Company does not expect any restructuring costs in 2018.

Since initiating the Plan, the Company has realized total savings of approximately $22 million as of December 31, 2017. In 2017, the Company realized a de minimis amount of savings, but expects additional savings of approximately $4 million to $5 million in 2018. Expected savings have shifted from 2017 to 2018 primarily due to the delay in closing the Indianapolis facility. The Company continues its efforts to optimize production at the consolidated sites.

Index
The Company evaluates performance based on operating income of each segment before restructuring and other costs. All restructuring and other costs related to continuing operations are recorded in Corporate & Other. The following table summarizes the restructuring expense by segment and discontinued operations for the years ended December 31, 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Flavors & Fragrances	$36,278	$13,719	$37,309
Color	-	81	2,113
Asia Pacific	-	-	82
Corporate and Other	238	751	3,299
Total Continuing Operations	36,516	14,551	42,803
Discontinued Operations	-	(3,485)	43
Total Restructuring	$36,516	$11,066	$42,846

 The Company recorded restructuring costs in continuing operations for the year ended December 31, 2017, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$(638)	$-	$(638)
Long-lived asset impairment	2,435	-	2,435
Loss on sale of business	21,563	-	21,563
Write-down of inventory	-	2,889	2,889
Other costs(1)	10,267	-	10,267
Total	$33,627	$2,889	$36,516

(1)	Other costs include decommissioning costs, professional services, temporary labor, moving costs, and other related costs.

The Company recorded restructuring costs in continuing operations for the year ended December 31, 2016, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$1,279	$-	$1,279
Long-lived asset impairment	1,659	-	1,659
Loss on asset sales	212	-	212
Write-down of inventory	-	2,065	2,065
Other costs(1)	9,336	-	9,336
Total	$12,486	$2,065	$14,551

(1)	Other costs include decommissioning costs, professional services, moving costs, and other related costs.

The Company recorded restructuring costs in continuing operations for the year ended December 31, 2015, as follows:

(In thousands)	Selling & Administrative	Cost of Products Sold	Total
Employee separation	$7,155	$-	$7,155
Long-lived asset impairment	14,551	-	14,551
Gain on asset sales	(1,301)	-	(1,301)
Write-down of inventory	-	6,098	6,098
Other costs(1)	16,300	-	16,300
Total	$36,705	$6,098	$42,803

(1)	Other costs include decommissioning costs, professional services, moving costs, and other related costs.

Index
The following table summarizes the accrual activity for the restructuring liabilities for the years ended December 31, 2017 and 2016:

(In thousands)	Employee Separations	Other Costs	Total
Balance as of December 31, 2015	$10,260	$912	$11,172
Expense activity	1,279	9,336	10,615
Cash spent	(4,434)	(9,678)	(14,112)
Translation adjustment	(146)	-	(146)
Balance as of December 31, 2016	6,959	570	7,529
Expense activity	(4,435)	9,735	5,300
Cash spent	(2,403)	(9,001)	(11,404)
Translation adjustment	95	-	95
Balance as of December 31, 2017	$216	$1,304	$1,520

13. Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Company’s Consolidated Condensed Statements of Earnings for all periods presented. During 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment of $3.3 million into net earnings.

The following table summarizes the discontinued operation’s results, which are included in the loss from discontinued operations in the Company’s Consolidated Statements of Earnings for the years ended December 31, 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Net sales	$-	$-	$187
Gain (Loss) from discontinued operations before income taxes	-	3,410	(471)
Income tax (expense) benefit	-	(67)	9
Gain (Loss) from discontinued operations, net of tax	$-	$3,343	$(462)

14. Divestiture

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

On January 6, 2017, the Company completed the sale of this facility and certain related business lines for approximately $12.5 million. At that time, the Company recognized an additional non-cash loss of approximately $11.0 million during the three months ended March 31, 2017. In addition, an additional non-cash loss of approximately $0.6 million was recognized during the three months ended June 30, 2017. The additional non-cash losses in 2017 were primarily due to changes in the estimates related to working capital balances.

15. Commitments and Contingencies

Leases
The Company leases certain facilities and equipment under operating lease arrangements. Aggregate minimum rental commitments at December 31, 2017, for all non-cancelable operating leases with an initial lease term greater than one year for the years ending December 31 are as follows: 2018, $10.2 million; 2019, $8.0 million; 2020, $5.5 million; 2021, $3.6 million; 2022, $2.9 million; and $5.2 million thereafter.

Rent expense from continuing operations totaled $12.1 million, $12.4 million, and $12.3 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
February 23, 2018

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal controls over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
February 23, 2018

Index
Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2017, 2016, and 2015
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2015 Allowance for losses: Trade accounts receivable	$3,838	$1,459	$0	$1,426	$3,871

2016 Allowance for losses: Trade accounts receivable	$3,871	$1,747	$0	$782	$4,836

2017 Allowance for losses: Trade accounts receivable	$4,836	$1,276	$0	$112	$6,000
(A) Accounts written off, net of recoveries.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2017 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated February 8, 2018 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.1 to Current Report on Form 8-K dated March 22, 2011 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.4 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.5 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.2(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.3(a)	Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.2 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.3(b)	First Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.3 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 9, 2017, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 9, 2017 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2017 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
10.1(d)	Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.2(f) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(d)(1)	Amendment of Universal Foods Corporation 1994 Employee Stock Plan	Exhibit 10.1(e)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(e)	Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.2(h) to Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (Commission File No. 1-7626)

10.1(e)(1)	Amendment of Universal Foods Corporation 1998 Stock Option Plan	Exhibit 10.1(f)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(f)	Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Appendix A to Definitive Proxy Statement filed on Schedule 14A on December 17, 1999 (Commission File No. 1-7626)

10.1(f)(1)	Amendment of Universal Foods Corporation 1999 Non-Employee Director Stock Option Plan	Exhibit 10.1(g)(1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-7626)

10.1(g)	Sensient Technologies Corporation 2002 Stock Option Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 22, 2002 (Commission File No. 1-7626)

10.1(g)(1)	Amendment No. 1 to the Sensient Technologies Corporation 2002 Stock Option Plan	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Form of Sensient Technologies Corporation 2002 Stock Option Plan Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2005 (Commission File No. 1-7626)

10.1(h)	Sensient Technologies Corporation 2007 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 15, 2013 (Commission File No. 1-7626)

10.1(i)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(i)(1)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(j)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2017 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
10.1(j)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(m)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(m)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(n)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(o)	Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 17, 2014 (Commission File No. 1-7626)

10.1(p)	Sensient Technologies Corporation Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(q)	Sensient Technologies Corporation Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)	Sensient Technologies Corporation Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2017 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(s)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(t)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(w)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(x)	Sensient Technologies Corporation 2017 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 10, 2017 (Commission File No. 1-7626)

10.2(a)	Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2014 (Commission File No. 1-7626)

10.2(b)	First Amendment dated as of November 6, 2015 to Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

10.2(c)	Second Amended and Restated Credit Agreement dated as of May 3, 2017	Exhibit 10.1 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2017 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

10.4(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.5(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.5(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.6	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

101.INS*	Instance Document		X

101.SCH*	XBRL Taxonomy Extension Schema Document		X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		X

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2017, 2016, and 2015; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2017, 2016, and 2015; (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2017, 2016, and 2015; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2017, 2016, and 2015; and (vi) Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Vice President, General Counsel and Secretary
Dated: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 23, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

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