Form 10-Q
period 2018-03-31
SENSIENT TECHNOLOGIES CORP
filed 2018-05-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, par value $0.10 per share	42,336,473

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2018	2017

Revenue	$356,477	$341,397

Cost of products sold	233,406	220,452

Selling and administrative expenses	67,390	96,908

Operating income	55,681	24,037

Interest expense	5,555	4,811

Earnings before income taxes	50,126	19,226

Income taxes	11,932	6,034

Net earnings	$38,194	$13,192

Weighted average number of shares outstanding:
Basic	42,879	44,202
Diluted	43,034	44,479

Earnings per common share:
Basic	$0.89	$0.30
Diluted	$0.89	$0.30

Dividends declared per common share	$0.33	$0.30

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2018	2017

Comprehensive Income	$62,058	$37,271

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March, 31 2018 (Unaudited)	December 31, 2017

CURRENT ASSETS:
Cash and cash equivalents	$30,420	$29,344
Trade accounts receivable, net	216,480	195,439
Inventories	467,996	463,517
Prepaid expenses and other current assets	45,023	43,206
Assets held for sale	2,022	1,969

TOTAL CURRENT ASSETS	761,941	733,475

OTHER ASSETS	67,432	68,251
DEFERRED TAX ASSETS	10,980	7,885
INTANGIBLE ASSETS, NET	7,680	7,211
GOODWILL	425,321	408,995

PROPERTY, PLANT AND EQUIPMENT:
Land	35,925	35,198
Buildings	323,001	317,464
Machinery and equipment	709,085	687,896
Construction in progress	35,966	40,833
	1,103,977	1,081,391
Less accumulated depreciation	(601,943)	(582,868)
	502,034	498,523

TOTAL ASSETS	$1,775,388	$1,724,340

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$96,136	$109,780
Accrued salaries, wages and withholdings from employees	21,586	23,613
Other accrued expenses	50,230	51,764
Income taxes	15,049	11,036
Short-term borrowings	20,237	20,130

TOTAL CURRENT LIABILITIES	203,238	216,323

DEFERRED TAX LIABILITIES	17,722	18,724
OTHER LIABILITIES	13,686	13,539
ACCRUED EMPLOYEE AND RETIREE BENEFITS	22,021	19,294
LONG‑TERM DEBT	691,265	604,159

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	103,099	107,176
Earnings reinvested in the business	1,438,823	1,414,485
Treasury stock, at cost	(594,392)	(525,422)
Accumulated other comprehensive loss	(125,470)	(149,334)

TOTAL SHAREHOLDERS’ EQUITY	827,456	852,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,775,388	$1,724,340

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2018	2017

Cash flows from operating activities:
Net earnings	$38,194	$13,192
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,578	12,141
Share-based compensation	1,254	1,930
Net loss on assets	70	386
Loss on divestiture of businesses	-	31,882
Deferred income taxes	(4,346)	2,202
Changes in operating assets and liabilities	(29,499)	(30,574)

Net cash provided by operating activities	18,251	31,159

Cash flows from investing activities:
Acquisition of property, plant and equipment	(11,058)	(10,069)
Cash receipts on sold receivables	9,051	6,407
Proceeds from sale of assets	45	105
Proceeds from divestiture of businesses	-	12,457
Acquisition of new businesses	(11,000)	-
Other investing activity	(798)	(63)

Net cash (used in) provided by investing activities	(13,760)	8,837

Cash flows from financing activities:
Proceeds from additional borrowings	92,348	5,657
Debt payments	(12,280)	(19,350)
Purchase of treasury stock	(72,704)	(12,365)
Dividends paid	(14,274)	(13,306)
Other financing activity	(2,715)	(477)

Net cash used in financing activities	(9,625)	(39,841)

Effect of exchange rate changes on cash and cash equivalents	6,210	3,089

Net increase in cash and cash equivalents	1,076	3,244
Cash and cash equivalents at beginning of period	29,344	25,865

Cash and cash equivalents at end of period	$30,420	$29,109

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2018, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2017, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the Company’s Revenue Recognition accounting policy, which has been updated as a result of the Company’s adoption in the current quarter of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as noted below.

Revenue Recognition
The Company recognizes revenue as the transfer of control of its products to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five-step approach:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy the performance obligations

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. In addition, the Company evaluates the customer’s ability to pay as part of its consideration of the contract. As the Company’s standard payment terms are less than one year, the Company elected the practical expedient under Accounting Standards Codification (ASC) 606-10-32-18, and determined that its contracts do not have a significant financing component. The Company allocates the transaction price to each distinct product based on the relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company, and the Company has no remaining obligations, which is typically at shipment. In certain locations, primarily outside the United States, product shipping terms may vary. Thus, in such locations, the point at which control of the product transfers to the customer and revenue recognition occurs will vary accordingly.

Customer returns of non-conforming products are estimated at the time revenue is recognized. In certain customer relationships, volume rebates exist, which are recognized according to the terms and conditions of the contractual relationship. Customer returns, rebates, and discounts are not material to the Company’s consolidated financial statements. The Company has elected to recognize the revenue and cost for freight and shipping when control over the products has transferred to the customer. The Company has elected to immediately expense contract costs from obtaining a contract as the amortization period of the asset the Company otherwise would have recognized would have been less than a year.

Index
The Company disaggregates its revenue with customers by certain product lines and geographic locations for the Flavors & Fragrances and Color segments. Revenue for the Asia Pacific segment is managed on a geographic basis. For more information on the Company’s disaggregated revenue, see Note 4, Segment Information.

New Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued, ASU No. 2014-09, Revenue from Contracts with Customers. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The Company adopted this new standard in the current quarter using the modified retrospective method. The adoption of this new standard did not have an impact on the revenue recognized by the Company. The Company has updated its revenue recognition accounting policy, as outlined above, and has included a disclosure on its disaggregated revenue in Note 4, Segment Information, and has included discussion of its disaggregated revenue under Segment Information, in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and lease liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company created a project team within its Corporate Finance Department to review the impact that this ASU will have on the Company. The project team has begun gathering data and reviewing existing leases and other relevant documents across all of the Company’s segments. The Company has also purchased and begun the installation of a software solution to facilitate the implementation of this new standard. The Company will continue to evaluate the expected impact of this standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes, is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as an investing transaction. There is also a requirement to classify cash receipts received that are related to beneficial interests in previously transferred receivables (i.e., deferred purchase price) as inflows from investing activities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the current quarter and included $9.1 million as an adjustment to net cash provided by investing activities. The Company has also reclassified the first quarter of 2017 to include $6.4 million collected on sold receivables in cash provided by investing activities rather than cash provided by operating activities as previously reported.

In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Prior to the adoption of ASU 2016-16, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the current quarter resulting in a cumulative effect of $0.4 million increase to Earnings reinvested in the business; an increase of $3.0 million to Deferred Tax Assets; a decrease of $3.7 million to Prepaid Expense and Other Current Assets; and a decrease of $1.1 million to Deferred Tax Liabilities on the Company’s Consolidated Balance Sheet.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard in the current quarter, and as a result, the Company’s non-service cost portion of its pension expense is now recorded in Interest Expense on the Company’s Condensed Statement of Earnings. The Company’s service cost portion of pension expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statement of Earnings. This change did not have a material impact on the Company’s consolidated financial statements.

Index
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

2.	Acquisition

On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a natural food and ingredient company based in Lima, Peru. The Company paid $10.5 million of cash for this acquisition. GlobeNatural operations are included in the Color segment. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $8.4 million. The excess was allocated to intangible assets, principally goodwill. The Company is in the process of quantifying the identifiable intangible assets and anticipates completing this analysis in the third quarter of 2018.  During the current quarter, the Company also purchased the assets of a business for an immaterial amount, which is included in the Flavors & Fragrances segment.

3.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of March 31, 2018, and December 31, 2017, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.1 million as of March 31, 2018, and a liability of $0.6 million as of December 31, 2017. The fair value of the investments based on March 31, 2018, and December 31, 2017, market quotes (Level 1 inputs) was an asset of $0.1 million in both periods and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximated fair values as of March 31, 2018. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2018, was $691.3 million. The fair value of the long-term debt at March 31, 2018, was $701.9 million.

Index
4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2018:
Revenue from external customers	$182,482	$143,728	$30,267	$-	$356,477
Intersegment revenue	5,864	3,432	-	-	9,296
Total revenue	$188,346	$147,160	$30,267	$-	$365,773

Operating income (loss)	$25,327	$33,672	$4,872	$(8,190)	$55,681
Interest expense	-	-	-	5,555	5,555
Earnings (loss) before income taxes	$25,327	$33,672	$4,872	$(13,745)	$50,126

Three months ended March 31, 2017:
Revenue from external customers	$181,075	$130,840	$29,482	$-	$341,397
Intersegment revenue	5,800	3,226	154	-	9,180
Total revenue	$186,875	$134,066	$29,636	$-	$350,577

Operating income (loss)	$28,770	$30,217	$5,150	$(40,100)	$24,037
Interest expense	-	-	-	4,811	4,811
Earnings (loss) before income taxes	$28,770	$30,217	$5,150	$(44,911)	$19,226

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. The 2017 restructuring and other costs are reported in Corporate & Other. The 2017 other costs pertain to the costs associated with the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances business in Strasbourg, France. There were no restructuring and other costs in the current quarter.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market.  The following table displays our revenue by these major sources.

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2018:
Flavors	$109,051	$-	$-	$109,051
Natural Ingredients	53,201	-	-	53,201
Fragrances	26,094	-	-	26,094
Food & Beverage Colors	-	76,816	-	76,816
Cosmetics	-	45,504	-	45,504
Other Colors	-	24,840	-	24,840
Asia Pacific	-	-	30,267	30,267
Intersegment Revenue	(5,864)	(3,432)	-	(9,296)
Total revenue from external customers	$182,482	$143,728	$30,267	$356,477

Three months ended March 31, 2017:
Flavors	$113,617	$-	$-	$113,617
Natural Ingredients	53,522	-	-	53,522
Fragrances	19,736	-	-	19,736
Food & Beverage Colors	-	71,388	-	71,388
Cosmetics	-	37,459	-	37,459
Other Colors	-	25,219	-	25,219
Asia Pacific	-	-	29,636	29,636
Intersegment Revenue	(5,800)	(3,226)	(154)	(9,180)
Total revenue from external customers	$181,075	$130,840	$29,482	$341,397

Index
Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2018:
North America	$119,055	$63,582	$-	$182,637
Europe	45,427	43,631	6	89,064
Asia Pacific	7,022	16,910	30,011	53,943
Other	10,978	19,605	250	30,833
Total revenue from external customers	$182,482	$143,728	$30,267	$356,477

Three months ended March 31, 2017:
North America	$122,122	$61,734	$-	$183,856
Europe	42,507	36,323	61	78,891
Asia Pacific	6,324	14,778	29,316	50,418
Other	10,122	18,005	105	28,232
Total revenue from external customers	$181,075	$130,840	$29,482	$341,397

5.	Inventories

At March 31, 2018, and December 31, 2017, inventories included finished and in-process products totaling $322.6 million and $310.4 million, respectively, and raw materials and supplies of $145.4 million and $153.1 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,

(In thousands)	2018	2017

Service cost	$368	$461
Interest cost	289	355
Expected return on plan assets	(245)	(255)
Amortization of actuarial gain	(27)	(21)

Total defined benefit expense	$385	$540

As noted in Note 1, Accounting Policies, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in the first quarter of 2018. As a result of the adoption of this ASU, the non-service cost portion of the Company’s annual benefit costs summarized above is recorded in Interest Expense in the Company’s Condensed Statement of Earnings. The service cost portion of the Company’s annual benefit costs is recorded in Selling and Administrative Expenses on the Company’s Condensed Statement of Earnings.

7.	Shareholders’ Equity

The Company repurchased 1 million shares of its common stock for an aggregate cost of $72.7 million during the three months ended March 31, 2018, and 155,849 shares of its common stock for an aggregate cost of $12.4 million during the three months ended March 31, 2017. The amount of treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that have settled within each respective three-month period.

Index
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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $31.2 million and $44.9 million of forward exchange contracts, designated as hedges, outstanding as of March 31, 2018, and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, the losses reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges, the results of these transactions are not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of March 31, 2018, and December 31, 2017, the total value of the Company’s Euro and Swiss Franc debt was $268.8 million and $261.9 million, respectively.  For the three months ended March 31, 2018, the impact of foreign exchange rates on these debt instruments increased debt by $6.9 million, which has been recorded as foreign currency translation in OCI.

9.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended March 31, 2018 and 2017, were 23.8% and 31.4%, respectively. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The 2018 tax rate was also impacted by the 2017 Tax Cuts and Jobs Act which is commonly referred to as “2017 Tax Legislation” and the tax rate in 2017 was also impacted by the restructuring activities, the limited tax deductibility of losses related to the Company’s restructuring activities, and the now completed sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. The Company is applying SAB 118, and believes the impact of the 2017 Tax Legislation on the 2018 and 2017 income tax expenses should be considered provisional estimates. The ultimate impact could differ from these provisional amounts, possibly materially, due to, additional guidance, changes in interpretation, and additional analysis and assumptions the Company has made.  Any adjustments to the 2018 and 2017 provisional estimates will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Index
10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three-month period ended March 31, 2018:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income before reclassifications	670	-	23,186	23,856
Amounts reclassified from OCI	38	(30)	-	8
Balance as of March 31, 2018	$39	$(339)	$(125,170)	$(125,470)

(a)	Cash Flow Hedges and Pension Items are net of tax.

11.	Accounts Receivable Securitization

The Company is engaged in an accounts receivable securitization program with a commitment size of $60 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing. Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet. The fair value of the receivables sold equals the carrying cost at the time of sale and no gain or loss has been recorded as a result of the sales. The sales also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount is adjusted each month based on collections and other activity. The Company estimates the fair value of the deferred purchase price receivable based on historical performance of similar receivables, including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables.

As of March 31, 2018 and 2017, the net trade receivables sold totaled $99.2 million and $56.6 million, respectively, and the fair value of the deferred purchase price receivable was $39.2 million and $16.6 million as of March 31, 2018 and 2017, respectively, which are recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

12.	Restructuring

Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company recorded $20.2 million of restructuring costs in Corporate & Other for the three months ended March 31, 2017. There were no restructuring and other costs incurred in the three months ended March 31, 2018.

13.	Divestiture

In the first quarter of 2017, the Company completed the sale of a facility and certain business lines in Strasbourg, France, for $12.5 million. The Company recognized a non-cash loss of approximately $11.0 million in Corporate & Other during the three months ended March 31, 2017.

14.	Commitments and Contingencies

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

OVERVIEW

Revenue
Revenue was $356.5 million and $341.4 million for the three months ended March 31, 2018 and 2017, respectively, an increase of 4.4%. The impact of foreign exchange rates increased consolidated revenue by approximately 5% for the three months ended March 31, 2018.

Gross Profit
The Company’s gross margin was 34.5% and 35.4% for the three months ended March 31, 2018 and 2017, respectively. Included in cost of sales is $0.3 million of restructuring costs for the three months ended March 31, 2017. The decrease in gross margin for the three months ended March 31, 2018, is primarily a result of higher raw material, manufacturing, and other costs. Restructuring costs reduced gross margin by 10 basis points during the three months ended March 31, 2017.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 18.9% and 28.4% for the three months ended March 31, 2018 and 2017, respectively. Restructuring and other costs of $30.9 million were included in selling and administrative expenses for the three months ended March 31, 2017. The decrease in selling and administrative expenses as a percent of revenue is primarily due to the restructuring and other costs incurred in 2017. In 2018, there were no restructuring and other costs. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 910 basis points for the three months ended March 31, 2017.

Operating Income
Operating income was $55.7 million and $24.0 million for the three months ended March 31, 2018 and 2017, respectively. Operating margins were 15.6% and 7.0% for the three months ended March 31, 2018 and 2017, respectively. Restructuring and other costs reduced operating margins by 920 basis points during the three months ended March 31, 2017.

Interest Expense
Interest expense was $5.6 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense is a result of the Company’s higher average debt balance and higher interest rates.

Income Taxes
The effective income tax rates for the quarters ended March 31, 2018 and 2017, were 23.8% and 31.4%, respectively. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The 2018 tax rate was also impacted by the 2017 Tax Legislation.  The tax rate in 2017 was also impacted by restructuring activities, the limited tax deductibility of losses related to the Company’s restructuring activities, and the now completed sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. The Company expects its 2018 effective income tax rate to be between 22% and 25%.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. The Company is applying SAB 118, and believes the impact of the 2017 Tax Legislation on the 2018 and 2017 income tax expenses should be considered provisional estimates. The ultimate impact could differ from these provisional amounts, possibly materially, due to, additional guidance, changes in interpretation, and additional analysis and assumptions the Company has made.  Any adjustments to the 2018 and 2017 provisional estimates will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Index
Acquisition
On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a natural food and ingredient company based in Lima, Peru. The Company paid $10.5 million of cash for this acquisition. GlobeNatural operations are included in the Color segment. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $8.4 million. The excess was allocated to intangible assets, principally goodwill. The Company is in the process of quantifying the identifiable intangible assets and anticipates completing this analysis in the third quarter of 2018.  During the current quarter, the Company also purchased the assets of a business for an immaterial amount, which is included in the Flavors & Fragrances segment.

Restructuring
Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company recorded $20.2 million of restructuring costs in Corporate & Other for the three months ended March 31, 2017. There were no restructuring and other costs incurred in the three months ended March 31, 2018.

Divestiture
In the first quarter of 2017, the Company completed the sale of a facility and certain business lines in Strasbourg, France, for $12.5 million. The Company recognized a non-cash loss of approximately $11.0 million in Corporate & Other during the three months ended March 31, 2017.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 are for the divestiture related costs discussed under Divestiture above. There were no restructuring and other costs incurred in the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017	% Change

Operating income (GAAP)	$55,681	$24,037	131.6%
Restructuring - Cost of products sold	-	342
Restructuring - Selling and administrative	-	19,870
Other - Selling and administrative (1)	-	11,047
Adjusted operating income	$55,681	$55,296	0.7%

Net earnings (GAAP)	$38,194	$13,192	189.5%
Restructuring and other, before tax	-	31,259
Tax impact of restructuring and other	-	(7,827)
Adjusted net earnings	$38,194	$36,624	4.3%

Diluted EPS from continuing operations (GAAP)	$0.89	$0.30	196.7%
Restructuring and other, net of tax	-	0.53
Adjusted diluted EPS	$0.89	$0.82	8.5%

(1)	The other costs in 2017 are for the divestiture related costs discussed under Divestiture above.

Index
The following table summarizes the percentage change for the results for the three months ended March 31, 2018, compared to the results for the three months ended March 31, 2017, in the respective financial measures.

	Three Months Ended March 31, 2018
Revenue	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	0.8%	4.4%	(3.6%)
Color	9.8%	5.8%	3.9%
Asia Pacific	2.1%	4.3%	(2.2%)
Total Revenue	4.4%	4.9%	(0.5%)

Operating Income
Flavors & Fragrances	(12.0%)	1.3%	(13.3%)
Color	11.4%	6.5%	4.9%
Asia Pacific	(5.4%)	6.4%	(11.8%)
Corporate & Other	(79.6%)	2.8%	(82.3%)
Operating Income	131.6%	6.6%	125.1%

Diluted EPS	196.7%	6.7%	190.0%

Adjusted Operating Income (1)	0.7%	4.9%	(4.2%)
Adjusted Diluted EPS (1)	8.5%	6.1%	2.4%

(1)	Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, which are reported in Corporate & Other, interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue as summarized in Part I, Item I, Note 4, Segment Information, of this report.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $188.4 million and $186.9 million for the three months ended March 31, 2018 and 2017, respectively, an increase of approximately 1%. Foreign exchange rates increased segment revenue by approximately 4%. The increase was primarily a result of higher revenue in Fragrances partially offset by lower revenue in Flavors. The higher revenue in Fragrances is primarily a result of favorable volumes, favorable exchanges rates, and higher selling prices. The lower revenue in Flavors is primarily a result of lower volumes partially offset by the favorable impact of exchange rates and higher selling prices.

Flavors & Fragrances segment operating income was $25.3 million and $28.8 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately 12%. Foreign exchange rates increased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in Natural Ingredients and Flavors. The lower operating income in Natural Ingredients was primarily due to higher raw material costs and lower selling prices, partially offset by higher volumes. The lower operating income in Flavors is primarily a result of unfavorable volume and product mix, partially offset by lower manufacturing and other costs, lower raw material costs, and higher selling prices. Segment operating income as a percent of revenue was 13.4% in the current quarter and 15.4% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $147.2 million and $134.1 million for the three months ended March 31, 2018 and 2017, respectively, an increase of approximately 10%. Foreign exchange rates increased segment revenue by approximately 6%. The increase was primarily a result of higher revenue in Cosmetics and Food & Beverage Colors. The higher revenue in both Cosmetics and Food & Beverage Colors is primarily a result of higher volumes and favorable exchange rates.

Segment operating income for the Color segment was $33.7 million and $30.2 million for the three months ended March 31, 2018 and 2017, respectively, an increase of approximately 11%. Foreign exchange rates increased segment operating income by approximately 7%.  The higher segment operating income was primarily a result of higher operating income in Cosmetics as a result of favorable volume and product mix and exchange rates partially offset by higher manufacturing & other costs. Segment operating income as a percent of revenue was 22.9% in the current quarter and 22.5% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $30.3 million and $29.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of approximately 2%. Foreign exchange rates increased segment revenue by approximately 4%. The higher segment revenue was primarily due to favorable exchange rates partially offset by lower volumes.

Segment operating income for the Asia Pacific segment was $4.9 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately 5%, primarily due to higher manufacturing and other costs.  Foreign exchange rates increased segment operating income by approximately 6%. Segment operating income as a percent of revenue was 16.1% in the current quarter and 17.4% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating loss was $8.2 million and $40.1 million for the three months ended March 31, 2018 and 2017, respectively. The lower operating loss was primarily a result of the absence in 2018 of the restructuring and other costs that were incurred in 2017 and lower performance based executive compensation incurred in 2018.  Restructuring and other costs were $31.3 million for the three months ended March 31, 2017. There were no restructuring and other costs incurred in the three months ended March 31, 2018.

Index
LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2018. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $18.3 million and $31.2 million for the three months ended March 31, 2018 and 2017, respectively. The lower cash provided by operating activities is primarily due to higher working capital balances in the current period. The Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, during the current quarter (refer to Note 1, Accounting Policies, included in Part I, Item I of this report), and as a result, the Company has reclassified $9.1 million and $6.4 million from Net cash provided by operating activities to Net cash (used in) provided by investing activities for the three months ended March 31, 2018 and 2017, respectively.

Cash Flows from Investing Activities
Net cash used in investing activities was $13.8 million for the three months ended March 31, 2018, compared to net cash provided by investing activities of $8.8 million for the three months ended March 31, 2017. Capital expenditures were $11.1 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the Company acquired one business and the assets of another business for a total of $11.0 million. During the three months ended March 31, 2017, the Company sold two businesses and a facility and certain business lines for $12.5 million in proceeds.

Cash Flows from Financing Activities
Net cash used in financing activities was $9.6 million and $39.8 million for the three months ended March 31, 2018 and 2017, respectively. The Company repurchased $72.7 million and $12.4 million of Company stock for the three months ended March 31, 2018 and 2017, respectively. Net debt increased in the first three months of 2018 by $80.1 million and decreased by $13.7 million in the first three months of 2017. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $14.3 million and $13.3 million were paid during the three months ended March 31, 2018 and 2017, respectively. Dividends paid were 33 cents per share and 30 cents per share in the first three months of 2018 and 2017, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2018.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is engaged in an accounts receivable securitization program with a commitment size of $60 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, and removed from the Company’s consolidated balance sheet (refer to Note 11, Accounts Receivable Securitization, included in Part I, Item I of this report).

CRITICAL ACCOUNTING POLICIES

During the quarter ended March 31, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (refer to Note 1, Accounting Policies, included in Part I, Item I of this report) and updated its accounting policy for revenue recognition. Besides the adoption of this ASU, there have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2018.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2018.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2018, and statements including the terms “expect,” “believe,” “anticipate”, and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies and restructuring plan; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the effectiveness of the Company’s past restructuring activities; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, environmental investigations or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

SEC Inquiry
The Company previously disclosed that it received an informal inquiry from the staff of the Commission’s Division of Enforcement on October 22, 2015. On April 16, 2018, the Company received confirmation that the staff of the Commission’s Division of Enforcement had closed the informal inquiry.

ITEM 1A.	RISK FACTORS

Except as otherwise described below, there were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the first quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan(1)	Maximum number of shares that may be purchased under publicly announced plans

January 1 to January 31, 2018	-	$-	-	3,285,026
February 1 to February 28, 2018	550,000	72.32	550,000	2,735,026
March 1 to March 31, 2018	450,000	73.17	450,000	2,285,026

Total	1,000,000	$72.70	1,000,000

(1)
Shares were repurchased pursuant to the Board of Directors' August 21, 2014, authorization to repurchase up to five million shares, and October 19, 2017, authorization to repurchase up to three million shares. The Company has repurchased all shares authorized to be repurchased under the 2014 authorization. Repurchases under these authorizations do not have an expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 7, 2018	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	May 7, 2018	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer