Form 10-Q
period 2018-06-30
SENSIENT TECHNOLOGIES CORP
filed 2018-08-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, par value $0.10 per share	42,275,723

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Revenue	$363,041	$338,475	$719,518	$679,872

Cost of products sold	241,571	219,250	474,977	439,702

Selling and administrative expenses	69,289	74,845	136,679	171,753

Operating income	52,181	44,380	107,862	68,417

Interest expense	5,555	4,717	11,110	9,528

Earnings before income taxes	46,626	39,663	96,752	58,889

Income taxes	7,503	8,889	19,435	14,923

Net earnings	$39,123	$30,774	$77,317	$43,966

Weighted average number of shares outstanding:
Basic	42,281	44,023	42,578	44,112
Diluted	42,371	44,290	42,701	44,384

Earnings per common share:
Basic	$0.93	$0.70	$1.82	$1.00
Diluted	$0.92	$0.69	$1.81	$0.99

Dividends declared per common share	$0.33	$0.30	$0.66	$0.60

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Comprehensive Income	$2,477	$59,183	$64,535	$96,454

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2018 (Unaudited)	December 31, 2017

CURRENT ASSETS:
Cash and cash equivalents	$30,888	$29,344
Trade accounts receivable, net	277,301	195,439
Inventories	461,803	463,517
Prepaid expenses and other current assets	53,926	43,206
Assets held for sale	1,916	1,969

TOTAL CURRENT ASSETS	825,834	733,475

OTHER ASSETS	67,508	68,251
DEFERRED TAX ASSETS	11,259	7,885
INTANGIBLE ASSETS, NET	9,067	7,211
GOODWILL	409,022	408,995

PROPERTY, PLANT AND EQUIPMENT:
Land	34,912	35,198
Buildings	320,523	317,464
Machinery and equipment	698,805	687,896
Construction in progress	35,591	40,833
	1,089,831	1,081,391
Less accumulated depreciation	(601,006)	(582,868)
	488,825	498,523

TOTAL ASSETS	$1,811,515	$1,724,340

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$98,878	$109,780
Accrued salaries, wages and withholdings from employees	22,491	23,613
Other accrued expenses	49,395	51,764
Income taxes	7,870	11,036
Short-term borrowings	20,036	20,130

TOTAL CURRENT LIABILITIES	198,670	216,323

DEFERRED TAX LIABILITIES	31,714	18,724
OTHER LIABILITIES	10,014	13,539
ACCRUED EMPLOYEE AND RETIREE BENEFITS	21,926	19,294
LONG‑TERM DEBT	732,762	604,159

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	102,943	107,176
Earnings reinvested in the business	1,463,976	1,414,485
Treasury stock, at cost	(593,770)	(525,422)
Accumulated other comprehensive loss	(162,116)	(149,334)

TOTAL SHAREHOLDERS’ EQUITY	816,429	852,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,811,515	$1,724,340

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2018	2017
Cash flows from operating activities:
Net earnings	$77,317	$43,966
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	26,022	24,436
Share-based compensation	1,783	4,252
Net loss on assets	259	328
Loss on divestiture of businesses	-	33,138
Deferred income taxes	9,933	(4,765)
Changes in operating assets and liabilities	(143,508)	(100,561)

Net cash (used in) provided by operating activities	(28,194)	794

Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,000)	(19,666)
Cash receipts on sold receivables	91,142	59,286
Proceeds from sale of assets	283	5,305
Proceeds from divestiture of businesses	-	12,457
Acquisition of new businesses	(11,313)	-
Other investing activity	751	2,602

Net provided by investing activities	56,863	59,984

Cash flows from financing activities:
Proceeds from additional borrowings	107,857	139,820
Debt payments	(33,009)	(154,282)
Purchase of treasury stock	(72,704)	(26,743)
Dividends paid	(28,244)	(26,553)
Other financing activity	(2,779)	(1,047)

Net cash used in financing activities	(28,879)	(68,805)

Effect of exchange rate changes on cash and cash equivalents	1,754	8,178

Net increase in cash and cash equivalents	1,544	151
Cash and cash equivalents at beginning of period	29,344	25,865

Cash and cash equivalents at end of period	$30,888	$26,016

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, respectively, and cash flows for the six months ended June 30, 2018 and 2017, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2017, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the Company’s Revenue Recognition accounting policy, which has been updated as a result of the Company’s adoption in the first quarter of 2018 of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as noted below.

Revenue Recognition
The Company recognizes revenue as the transfer of control of its products to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five-step approach:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy the performance obligations

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. For each contract, the Company considers the identified performance obligation to be the promise to transfer products. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment and then determines the net consideration to which the Company expects to be entitled. In addition, the Company assesses the customer’s ability to pay as part of its evaluation of the contract. As the Company’s standard payment terms are less than one year, the Company elected the practical expedient under Accounting Standards Codification (ASC) 606-10-32-18, and determined that its contracts do not have a significant financing component. The Company allocates the transaction price to each distinct product based on the relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company, and the Company has no remaining obligations, which is typically at shipment. In certain locations, primarily outside the United States, product shipping terms may vary. Thus, in such locations, the point at which control of the product transfers to the customer and revenue recognition occurs will vary accordingly.

Customer returns of non-conforming products are estimated at the time revenue is recognized. In certain customer relationships, volume rebates exist, which are recognized according to the terms and conditions of the contractual relationship. Customer returns, rebates, and discounts are not material to the Company’s consolidated financial statements. The Company has elected to recognize the revenue and cost for freight and shipping when control over the products has transferred to the customer. The Company has elected to immediately expense contract costs related to obtaining a contract as the amortization period of the asset the Company otherwise would have recognized would have been less than a year.

Index
The Company disaggregates its revenue from customers by certain product lines and geographic locations for the Flavors & Fragrances and Color segments. Revenue for the Asia Pacific segment is managed on a geographic basis. For more information on the Company’s disaggregated revenue, see Note 4, Segment Information.

New Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued, ASU No. 2014-09, Revenue from Contracts with Customers. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 using the modified retrospective method. The adoption of this new standard did not have an impact on the revenue recognized by the Company. The Company has updated its revenue recognition accounting policy, as outlined above, and has included a disclosure on its disaggregated revenue in Note 4, Segment Information. Additionally, the Company has included a discussion of its disaggregated revenue under Segment Information, in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2017, the Company created a project team within its Corporate Finance Department to review the impact that this ASU will have on the Company. In the first six months of 2018, the project team has begun gathering and reviewing existing leases and other relevant documents across all of the Company’s segments and installed a software solution to facilitate the implementation of this new standard. The Company believes it has a complete population of leasing agreements and has begun to analyze the agreements during the second quarter. The Company has also implemented additional internal controls over the evaluation of new leases and the implementation of this ASU around leases. In July 2018, the Company updated its Audit Committee on the status of the implementation of this ASU. The Company will continue to evaluate the expected impact of this standard on the Company’s Consolidated Financial Statements. The Company expects to complete this evaluation by the end of the year and to finalize its implementation calculations in the first quarter of 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes, is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as an investing transaction. There is also a requirement to classify cash receipts received that are related to beneficial interests in previously transferred receivables (i.e., deferred purchase price) as inflows from investing activities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018, using monthly cash receipts as its unit of account for cash received related to the beneficial interest in previously transferred receivables.  In the second quarter of 2018, the Company updated its unit of account to daily cash receipts for cash received related to the beneficial interest in the previously transferred receivables.  The Company has included $91 million and $59 million as cash flows from investing activities for the six month periods ended June 30, 2018 and 2017, respectively, related to collections on beneficial interests in previously transferred receivables.  The reported amounts include adjustments of $35 million and $25 million of collections on beneficial interests in previously transferred receivables for the three months ended March 31, 2018 and 2017, respectively, which were previously reported as cash flows from operating activities.

In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Prior to the adoption of ASU 2016-16, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018 resulting in a cumulative effect of $0.4 million increase to Earnings reinvested in the business; an increase of $3.0 million to Deferred Tax Assets; a decrease of $3.7 million to Prepaid Expense and Other Current Assets; and a decrease of $1.1 million to Deferred Tax Liabilities on the Company’s Consolidated Balance Sheet.

Index
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard in the first quarter of 2018, and as a result, the Company’s non-service cost portion of its pension expense is now recorded in Interest Expense on the Company’s Condensed Statement of Earnings. The Company’s service cost portion of pension expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statement of Earnings. This change did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities the option to reclassify to retained earnings tax effects related to the change in federal tax rate for all items accounted for in Accumulated Other Comprehensive Income (OCI). This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating if the Company will make this policy election.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2017, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Acquisition

On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a natural food and ingredient company based in Lima, Peru. The Company paid $10.8 million of cash for this acquisition. The Company acquired net assets of $2.1 million and identified intangible assets, principally customer relationships of $2.0 million, and allocated the remaining $6.7 million to goodwill. These operations are included in the Color segment.

3.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of June 30, 2018, and December 31, 2017, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was not material as of June 30, 2018, and was a liability of $0.6 million as of December 31, 2017. The fair value of the investments based on market quotes (Level 1 inputs) from June 30, 2018, and December 31, 2017, was an asset of $ 0.1 million in both periods and is reported in Other Assets in the Consolidated Condensed Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2018. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2018, was $732.8 million. The fair value of the long-term debt at June 30, 2018, was $740.7 million.

Index
4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2018:
Revenue from external customers	$191,818	$140,702	$30,521	$-	$363,041
Intersegment revenue	6,840	3,589	-	-	10,429
Total revenue	$198,658	$144,291	$30,521	$-	$373,470

Operating income (loss)	$24,001	$31,133	$4,634	$(7,587)	$52,181
Interest expense	-	-	-	5,555	5,555
Earnings (loss) before income taxes	$24,001	$31,133	$4,634	$(13,142)	$46,626

Three months ended June 30, 2017:
Revenue from external customers	$180,736	$129,253	$28,486	$-	$338,475
Intersegment revenue	4,820	3,641	459	-	8,920
Total revenue	$185,556	$132,894	$28,945	$-	$347,395

Operating income (loss)	$28,502	$29,072	$3,820	$(17,014)	$44,380
Interest expense	-	-	-	4,717	4,717
Earnings (loss) before income taxes	$28,502	$29,072	$3,820	$(21,731)	$39,663

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2018:
Revenue from external customers	$374,300	$284,430	$60,788	$-	$719,518
Intersegment revenue	12,704	7,021	-	-	19,725
Total revenue	$387,004	$291,451	$60,788	$-	$739,243

Operating income (loss)	$49,328	$64,805	$9,506	$(15,777)	$107,862
Interest expense	-	-	-	11,110	11,110
Earnings (loss) before income taxes	$49,328	$64,805	$9,506	$(26,887)	$96,752

Six months ended June 30, 2017:
Revenue from external customers	$361,811	$260,093	$57,968	$-	$679,872
Intersegment revenue	10,620	6,867	613	-	18,100
Total revenue	$372,431	$266,960	$58,581	$-	$697,972

Operating income (loss)	$57,272	$59,289	$8,970	$(57,114)	$68,417
Interest expense	-	-	-	9,528	9,528
Earnings (loss) before income taxes	$57,272	$59,289	$8,970	$(66,642)	$58,889

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. The 2017 restructuring and other costs are reported in Corporate & Other. The 2017 other costs pertain to the costs associated with the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances business in Strasbourg, France. There have been no restructuring and other costs in 2018.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market.  The following table displays our revenue by these major sources.

Index
Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended June 30, 2018:
Flavors	$115,222	$-	$-	$115,222
Natural Ingredients	56,197	-	-	56,197
Fragrances	27,239	-	-	27,239
Food & Beverage Colors	-	77,467	-	77,467
Cosmetics	-	40,727	-	40,727
Other Colors	-	26,097	-	26,097
Asia Pacific	-	-	30,521	30,521
Intersegment Revenue	(6,840)	(3,589)	-	(10,429)
Total revenue from external customers	$191,818	$140,702	$30,521	$363,041

Three months ended June 30, 2017:
Flavors	$115,535	$-	$-	$115,535
Natural Ingredients	48,998	-	-	48,998
Fragrances	21,023	-	-	21,023
Food & Beverage Colors	-	70,496	-	70,496
Cosmetics	-	36,889	-	36,889
Other Colors	-	25,509	-	25,509
Asia Pacific	-	-	28,945	28,945
Intersegment Revenue	(4,820)	(3,641)	(459)	(8,920)
Total revenue from external customers	$180,736	$129,253	$28,486	$338,475

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Six months ended June 30, 2018:
Flavors	$224,273	$-	$-	$224,273
Natural Ingredients	109,398	-	-	109,398
Fragrances	53,333	-	-	53,333
Food & Beverage Colors	-	154,283	-	154,283
Cosmetics	-	86,231	-	86,231
Other Colors	-	50,937	-	50,937
Asia Pacific	-	-	60,788	60,788
Intersegment Revenue	(12,704)	(7,021)	-	(19,725)
Total revenue from external customers	$374,300	$284,430	$60,788	$719,518

Six Months ended June 30, 2017:
Flavors	$229,152	$-	$-	$229,152
Natural Ingredients	102,520	-	-	102,520
Fragrances	40,759	-	-	40,759
Food & Beverage Colors	-	141,884	-	141,884
Cosmetics	-	74,348	-	74,348
Other Colors	-	50,728	-	50,728
Asia Pacific	-	-	58,581	58,581
Intersegment Revenue	(10,620)	(6,867)	(613)	(18,100)
Total revenue from external customers	$361,811	$260,093	$57,968	$679,872

Index
Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended June 30, 2018:
North America	$127,196	$63,738	$-	$190,934
Europe	44,964	41,127	24	86,115
Asia Pacific	9,069	17,641	30,284	56,994
Other	10,589	18,196	213	28,998
Total revenue from external customers	$191,818	$140,702	$30,521	$363,041

Three months ended June 30, 2017:
North America	$121,727	$59,303	$-	$181,030
Europe	42,414	37,787	64	80,265
Asia Pacific	6,798	15,023	27,976	49,797
Other	9,797	17,140	446	27,383
Total revenue from external customers	$180,736	$129,253	$28,486	$338,475

Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Six months ended June 30, 2018:
North America	$246,251	$127,320	$-	$373,571
Europe	90,391	84,758	30	175,179
Asia Pacific	16,091	34,551	60,295	110,937
Other	21,567	37,801	463	59,831
Total revenue from external customers	$374,300	$284,430	$60,788	$719,518

Six months ended June 30, 2017:
North America	$243,849	$121,037	$-	$364,886
Europe	84,921	74,110	125	159,156
Asia Pacific	13,122	29,801	57,292	100,215
Other	19,919	35,145	551	55,615
Total revenue from external customers	$361,811	$260,093	$57,968	$679,872

5.	Inventories

At June 30, 2018, and December 31, 2017, inventories included finished and in-process products totaling $314.7 million and $310.4 million, respectively, and raw materials and supplies of $147.1 million and $153.1 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Service cost	$366	$465	$734	$926
Interest cost	286	359	575	714
Expected return on plan assets	(241)	(259)	(486)	(514)
Amortization of actuarial gain	(27)	(21)	(54)	(42)
Settlement expense	-	3,797	-	3,797

Total defined benefit expense	$384	$4,341	$769	$4,881

Index
During the three months ended June 30, 2017, one of the Company’s defined benefit plans was terminated. As a result, the pension benefit obligation was settled by making lump-sum cash payments to certain participants and also purchasing nonparticipating annuity contracts to cover the remaining vested benefits. As a result of this plan’s termination, the Company recognized $3.8 million of settlement expense during the three months ended June 30, 2017, which have been recorded in the Company’s restructuring and other costs. The plan was associated with two facilities that were closed under the Company’s 2014 Restructuring Plan.

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

The Company repurchased one million shares of its common stock for an aggregate cost of $72.7 million during the three months ended March 31, 2018. The Company did not purchase any of its common stock during the three months ended June 30, 2018. The Company repurchased 178,800 and 334,649 shares of its common stock for an aggregate cost of $14.4 million and $26.7 million during the three and six months ended June 30, 2017, respectively. The amounts related to treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flow represent purchases that settled within each respective six-month period.

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $28.8 million and $44.9 million of forward exchange contracts designated as hedges outstanding as of June 30, 2018, and December 31, 2017, respectively. For the three and six months ended June 30, 2018, losses of $0.1 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings, which offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the three and six months ended June 30, 2017, gains of $0.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings, which offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges; the results of these transactions were not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros and Swiss Francs. These debt instruments have been designated as partial hedges of the Company’s Euro and Swiss Franc net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in other comprehensive income (“OCI”). As of June 30, 2018, and December 31, 2017, the total value of the Company’s Euro and Swiss Franc debt was $255.2 million and $261.9 million, respectively.  For the three and six months ended June 30, 2018, the impact of foreign exchange rates on these debt instruments decreased debt by $13.6 million and $6.7 million, respectively, which has been recorded as foreign currency translation in OCI.

Index
9.	Income Taxes

The effective income tax rates for continuing operations for the quarters ended June 30, 2018 and 2017, were 16.1% and 22.4%, respectively. For the six-month periods ended June 30, 2018 and 2017, the effective income tax rates for continuing operations were 20.1% and 25.3%, respectively. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The 2018 tax rate was also impacted by the 2017 Tax Cuts and Jobs Act, which is commonly referred to as “2017 Tax Legislation”, including the filing of certain tax elections in the second quarter of 2018. The tax rate in 2017 was also impacted by the restructuring activities, the limited tax deductibility of losses related to the Company’s restructuring activities, and the sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. The Company is applying SAB 118, and believes the impact of the 2017 Tax Legislation on the 2018 and 2017 income tax expenses should be considered provisional estimates. The ultimate impact could differ from these provisional amounts, possibly materially, due to additional guidance, changes in interpretation, and additional analysis and assumptions the Company has made.  Any adjustments to the 2018 and 2017 provisional estimates will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three- and six-month periods ended June 30, 2018:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of March 31, 2018	$39	$(339)	$(125,170)	$(125,470)
Other comprehensive income before reclassifications	(145)	-	(36,543)	(36,688)
Amounts reclassified from OCI	72	(30)	-	42
Balance as of June 30, 2018	$(34)	$(369)	$(161,713)	$(162,116)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income before reclassifications	525	-	(13,357)	(12,832)
Amounts reclassified from OCI	110	(60)	-	50
Balance as of June 30, 2018	$(34)	$(369)	$(161,713)	$(162,116)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index
11.	Accounts Receivable Securitization

As previously disclosed, the Company entered into an accounts receivable securitization program with Wells Fargo & Company (“Wells Fargo”), whereby transactions under the program were accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing. The commitment size under this program was $60 million. Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Consolidated Balance Sheet. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss had been recorded as a result of the sales. The sales also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount was adjusted daily based on collections and other activity. The Company estimated the fair value of the deferred purchase price receivable based on historical performance of similar receivables, including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deemed the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of December 31, 2017, the net trade receivables sold to Wells Fargo totaled $96.4 million and the fair value of the deferred purchase price was $36.4 million, which was recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

In June 2018, the Company amended its securitization program with Wells Fargo (the “Amendment”). Following the Amendment, the Company no longer accounts for the sales of the trade receivables in accordance with ASC Topic 860 and instead now maintains the trade receivables and related debt on its Consolidated Balance Sheet. In connection with the Amendment, Wells Fargo’s existing ownership interest in the trade receivables was converted into undivided interests in the trade receivables to secure a loan of up to $60 million to the Company and the deferred purchase price was eliminated. As of June 30, 2018, $60 million was borrowed under this agreement. See Note 12, Debt, for further information.

As a result of the Amendment, the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Condensed Statement of Cash Flows during the six months ended June 30, 2018.

12.	Debt

In June 2018, the Company amended its accounts receivable securitization program with Wells Fargo. Under the amended program, Wells Fargo has extended a secured loan (the “Secured Loan”) of up to $60 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is LIBOR plus 0.75%. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility, or to extend its accounts receivable program with Wells Fargo when it matures in October 2018. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet. As of June 30, 2018, the Company has fully drawn the $60 million available under the securitization program.

In connection with the amendment to the accounts receivable securitization program, the Company entered into conforming amendments to its revolving credit facility and outstanding note purchase agreements.

13.	Restructuring

Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company recorded $7.4 million and $27.6 million of restructuring costs in Corporate & Other for the three and six months ended June 30, 2017, respectively. There were no restructuring and other costs incurred in the three or six months ended June 30, 2018.

Index
14.	Divestiture

In the first quarter of 2017, the Company completed the sale of a facility and certain business lines in Strasbourg, France, for $12.5 million. The Company recognized a non-cash loss of approximately $0.6 million and $11.6 million, respectively, in Corporate & Other during the three and six months ended June 30, 2017.

15.	Commitments and Contingencies

People of the State of Illinois v. Sensient Flavors LLC

On June 7, 2018, the Attorney General of the State of Illinois Office, on her own motion and at the request of the Illinois Environmental Protection Agency, filed a Complaint in the Lee County Circuit Court against Sensient Flavors LLC (“Sensient Flavors”). The Complaint alleges that Sensient Flavors’ Amboy, Illinois facility improperly discharged wastewater to the City of Amboy’s wastewater treatment plant in late 2015 and early 2016, causing the City to violate its discharge permit. The Complaint alleges two counts against Sensient Flavors for violations of Illinois state law; the first for causing water pollution alleged to have come from the City of Amboy wastewater treatment plant; and the second for the introduction of contaminants into a sewage works (i.e., the City of Amboy’s wastewater treatment plant). The Complaint seeks to enjoin Sensient Flavors from further violations, to assess civil penalties for each violation, and to order payment of all costs, including attorney, expert witness, and consultant fees.

The Company believes the facility’s discharges in question were done with the consent of the City of Amboy and in compliance with Illinois state law, and that Sensient Flavors complied with its wastewater permit, City of Amboy ordinances, and applicable Illinois state laws.  The Company notes that at all times relevant to the Complaint, the City of Amboy accepted Sensient Flavors’ wastewater and, in fact, charged Sensient Flavors for treating Sensient Flavors’ wastewater. While the parties have been engaged in settlement discussion since March 2018, and the Company remains hopeful that it will be able to resolve this matter, the Company will nonetheless continue to vigorously defend itself.  The Company does not believe that the civil penalties and costs, or the settlement costs in lieu thereof, will be material to the Company’s consolidated financial statements.

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

16.	Subsequent Event

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $20 million of cash for this acquisition. This business provides broad technologies for both the Color and Flavors & Fragrances segments.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue
Revenue was $363.0 million and $338.5 million for the three months ended June 30, 2018 and 2017, respectively, an increase of 7.3%. Revenue was $719.5 million and $679.9 million for the six months ended June 30, 2018 and 2017, respectively, an increase of 5.8%. For the three and six months ended June 30, 2018 and 2017, the impact of foreign exchange rates increased consolidated revenue by approximately 2% and 3%, respectively.

Gross Profit
The Company’s gross margin was 33.5% and 35.2% for the three months ended June 30, 2018 and 2017, respectively. The decrease in gross margin for the three months ended June 30, 2018, is primarily a result of higher raw material costs and manufacturing and other costs, partially offset by higher volumes and product mix.

Gross margin was 34.0% and 35.3% for the six months ended June 30, 2018 and 2017, respectively. Included in costs of sales is $0.3 million of restructuring costs for the six months ended June 30, 2017. The decrease in gross margin for the six months ended June 30, 2018, is primarily a result of higher raw material costs and manufacturing and other costs, partially offset by higher volumes and product mix. Restructuring costs reduced gross margin by 10 basis points during the six months ended June 30, 2017.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 19.1% and 22.1% for the three months ended June 30, 2018 and 2017, respectively. In 2018, there were no restructuring and other costs. Restructuring and other costs of $7.9 million were included in selling and administrative expenses for the three months ended June 30, 2017. The decrease in selling and administrative expenses as a percent of revenue is primarily due to the restructuring and other costs incurred in 2017. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 230 basis points for the three months ended June 30, 2017.

Selling and administrative expenses as a percent of revenue were 19.0% and 25.3% for the six months ended June 30, 2018 and 2017, respectively. In 2018, there were no restructuring and other costs. Restructuring and other costs of $38.8 million were included in selling and administrative expenses for the six months ended June 30, 2017. The decrease in selling and administrative expenses as a percent of revenue is primarily due to the restructuring and other costs incurred in 2017. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 570 basis points for the six months ended June 30, 2017.

Operating Income
Operating income was $52.2 million and $44.4 million for the three months ended June 30, 2018 and 2017, respectively. Operating margins were 14.4% and 13.1% for the three months ended June 30, 2018 and 2017, respectively. Restructuring and other costs reduced operating margins by 230 basis points during the three months ended June 30, 2017.

Operating income was $107.9 million and $68.4 million for the six months ended June 30, 2018 and 2017, respectively. Operating margins were 15.0% and 10.1% for the six months ended June 30, 2018 and 2017, respectively. Restructuring and other costs reduced operating margins by 570 basis points during the six months ended June 30, 2017.

Interest Expense
Interest expense was $5.6 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively, and $11.1 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense is a result of the Company’s higher average debt balance.

Index
Income Taxes
The effective income tax rates for continuing operations for the quarters ended June 30, 2018 and 2017, were 16.1% and 22.4%, respectively. For the six-month periods ended June 30, 2018 and 2017, the effective income tax rates for continuing operations were 20.1% and 25.3%, respectively. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The 2018 tax rate was also impacted by the 2017 Tax Cuts and Jobs Act, which is commonly referred to as “2017 Tax Legislation”, including the filing of certain tax elections in the second quarter of 2018. The tax rate in 2017 was also impacted by the restructuring activities, the limited tax deductibility of losses related to the Company’s restructuring activities, and the sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. The Company is applying SAB 118, and believes the impact of the 2017 Tax Legislation on the 2018 and 2017 income tax expenses should be considered provisional estimates. The ultimate impact could differ from these provisional amounts, possibly materially, due to additional guidance, changes in interpretation, and additional analysis and assumptions the Company has made.  Any adjustments to the 2018 and 2017 provisional estimates will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Acquisition
On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a natural food and ingredient company based in Lima, Peru. The Company paid $10.8 million of cash for this acquisition. The Company acquired net assets of $2.1 million and identified intangible assets, principally customer relationships of $2.0 million, and allocated the remaining $6.7 million to goodwill. These operations are included in the Color segment.

Restructuring
Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company recorded $7.4 million and $27.6 million of restructuring costs in Corporate & Other for the three and six months ended June 30, 2017, respectively. There were no restructuring and other costs incurred in the three or six months ended June 30, 2018.

Divestiture
In the first quarter of 2017, the Company completed the sale of a facility and certain business lines in Strasbourg, France, for $12.5 million. The Company recognized a non-cash loss of approximately $0.6 million and $11.6 million, respectively, in Corporate & Other during the three and six months ended June 30, 2017.

Index
NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 are for the divestiture related costs discussed under Divestiture above. There were no restructuring and other costs incurred in the three and six months ended June 30, 2018.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Operating income (GAAP)	$52,181	$44,380	17.6%	$107,862	$68,417	57.7%
Restructuring - Cost of products sold	-	-		-	342
Restructuring - Selling and administrative	-	7,415		-	27,285
Other - Selling and administrative (1)	-	494		-	11,541
Adjusted operating income	$52,181	$52,289	(0.2%)	$107,862	$107,585	0.3%

Net earnings (GAAP)	$39,123	$30,774	27.1%	$77,317	$43,966	75.9%
Restructuring and other, before tax	-	7,909		-	39,168
Tax impact of restructuring and other	-	(278)		-	(8,105)
Adjusted net earnings	$39,123	$38,405	1.9%	$77,317	$75,029	3.0%

Diluted EPS from continuing operations (GAAP)	$0.92	$0.69	33.3%	$1.81	$0.99	82.8%
Restructuring and other, net of tax	-	0.17		-	0.70
Adjusted diluted EPS	$0.92	$0.87	5.7%	$1.81	$1.69	7.1%

(1)	The other costs in 2017 are for the divestiture related costs discussed under Divestiture above.

Index
The following table summarizes the percentage change for the results for the three and six months ended June 30, 2018, compared to the results for the three and six months ended June 30, 2017, in the respective financial measures.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	7.1%	1.6%	5.4%	3.9%	3.0%	0.9%
Color	8.6%	1.4%	7.2%	9.2%	3.6%	5.6%
Asia Pacific	5.4%	1.4%	4.0%	3.8%	2.9%	0.9%
Total Revenue	7.3%	1.5%	5.7%	5.8%	3.2%	2.6%

Operating Income
Flavors & Fragrances	(15.8%)	(0.2%)	(15.6%)	(13.9%)	0.6%	(14.4%)
Color	7.1%	2.0%	5.1%	9.3%	4.3%	5.0%
Asia Pacific	21.3%	2.3%	19.0%	6.0%	4.7%	1.3%
Corporate & Other	(55.4%)	0.6%	(56.0%)	(72.4%)	2.1%	(74.5%)
Operating Income	17.6%	1.2%	16.4%	57.7%	3.1%	54.6%

Diluted EPS	33.3%	1.4%	31.9%	82.8%	3.0%	79.8%

Adjusted Operating Income (1)	(0.2%)	1.2%	(1.4%)	0.3%	3.1%	(2.8%)
Adjusted Diluted EPS (1)	5.7%	1.1%	4.6%	7.1%	3.0%	4.1%

(1)	Refer to the table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, which are reported in Corporate & Other, interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part I, Item I, Note 4, Segment Information, of this report.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $198.7 million and $185.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of approximately 7%. Foreign exchange rates increased segment revenue by approximately 2%. The increase was primarily a result of higher revenue in Natural Ingredients and Fragrances. The higher revenue in Natural Ingredients is primarily a result of favorable volumes, partially offset by lower selling prices. The higher revenue in Fragrances is primarily a result of favorable volumes, higher selling prices, and favorable exchanges rates. Growth within Flavors was broad based but was offset by lower volumes at one site.  This site has been impacted by last year’s plant consolidation and by market and customer declines in certain dairy categories.

Flavors & Fragrances segment revenue was $387.0 million and $372.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of approximately 4%. Foreign exchange rates increased segment revenue by approximately 3%. The increase was primarily a result of higher revenue in Fragrances and Natural Ingredients, partially offset by lower revenue in Flavors. The higher revenue in Fragrances is primarily a result of favorable volumes, higher selling prices, and favorable exchange rates. The higher revenue in Natural Ingredients is primarily a result of favorable volumes and exchange rates, partially offset by the impact of the 2017 sale of the European Natural Ingredients business and lower selling prices. The lower revenue in Flavors is primarily a result of lower volumes, partially offset by the favorable impact of exchange rates and higher selling prices.

Index
Flavors & Fragrances segment operating income was $24.0 million and $28.5 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of approximately 16%. Foreign exchange rates had minimal impact on segment operating income. The lower segment operating income was primarily a result of lower operating income in Flavors and Natural Ingredients. The lower operating income in Flavors is primarily a result of lower volumes and product mix, partially offset by higher selling prices.  The lower operating income in Natural Ingredients was primarily due to lower selling prices and higher raw material costs, partially offset by higher volumes and lower manufacturing and other costs. Segment operating income as a percent of revenue was 12.1% in the current quarter and 15.4% in the prior year’s comparable quarter.

Flavors & Fragrances segment operating income was $49.3 million and $57.3 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of approximately 14%. Foreign exchange rates increased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in Flavors and Natural Ingredients. The lower operating income in Flavors is primarily a result of lower volumes and product mix, partially offset by higher selling prices, lower manufacturing and other costs, and lower raw material costs. The lower operating income in Natural Ingredients was primarily due to higher raw material costs and lower selling prices, partially offset by higher volumes and lower manufacturing and other costs. Segment operating income as a percent of revenue was 12.7% and 15.4% for the six months ended June 30, 2018 and 2017, respectively.

Color
Segment revenue for the Color segment was $144.3 million and $132.9 million for the three months ended June 30, 2018 and 2017, respectively, an increase of approximately 9%. Foreign exchange rates increased segment revenue by approximately 1%. The increase was primarily a result of higher revenue in Food & Beverage Colors and Cosmetic Colors. The higher revenue in Food & Beverage Colors is primarily a result of higher volumes, favorable exchange rates, and the impact of the acquisition (refer to Note 2, Acquisition, for more information). The higher revenue in Cosmetic Colors is primarily a result of higher volumes and favorable exchange rates.

Segment revenue for the Color segment was $291.5 million and $267.0 million for the six months ended June 30, 2018 and 2017, respectively, an increase of approximately 9%. Foreign exchange rates increased segment revenue by approximately 4%. The higher segment revenue was primarily a result of higher revenue in Food & Beverage Colors and Cosmetic Colors. The higher revenue in Food & Beverage Colors is primarily a result of higher volumes, favorable exchange rates, and the impact of the acquisition. The higher revenue in Cosmetic Colors is primarily a result of higher volumes, the favorable impact of exchange rates and higher selling prices.

Segment operating income for the Color segment was $31.1 million and $29.1 million for the three months ended June 30, 2018 and 2017, respectively, an increase of approximately 7%. Foreign exchange rates increased segment operating income by approximately 2%.  The higher segment operating income was primarily a result of higher operating income in Cosmetic Colors and Food & Beverage Colors. The higher operating income in Cosmetic Colors is primarily a result of higher volumes and product mix, partially offset by higher manufacturing and other costs. The higher operating income in Food & Beverage Colors is primarily a result of higher volumes and product mix, partially offset by higher raw material costs. Segment operating income as a percent of revenue was 21.6% in the current quarter and 21.9% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $64.8 million and $59.3 million for the six months ended June 30, 2018 and 2017, respectively, an increase of approximately 9%. Foreign exchange rates increased segment operating income by approximately 4%.  The higher segment operating income was primarily a result of higher operating income in Cosmetic Colors. The higher operating income in Cosmetic Colors is primarily a result of higher volumes and product mix, higher selling prices, and the favorable impact of exchange rates, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 22.2% for both the six month periods ended June 30, 2018 and 2017.

Asia Pacific
Segment revenue for the Asia Pacific segment was $30.5 million and $28.9 million for the three months ended June 30, 2018 and 2017, respectively, an increase of approximately 5%. Foreign exchange rates increased segment revenue by approximately 1%. The higher segment revenue was primarily due to higher selling prices and volumes.

Index
Segment revenue for the Asia Pacific segment was $60.8 million and $58.6 million for the six months ended June 30, 2018 and 2017, respectively, an increase of approximately 4%. Foreign exchange rates increased segment revenue by approximately 3%. The higher segment revenue was primarily due to favorable exchange rates and higher selling prices, partially offset by lower volumes.

Segment operating income for the Asia Pacific segment was $4.6 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, an increase of approximately 21%. Foreign exchange rates increased segment operating income by approximately 2%.  The higher segment operating income was primarily due to higher selling prices and higher volumes and product mix.  Segment operating income as a percent of revenue was 15.2% in the current quarter and 13.2% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $9.5 million and $9.0 million for the six months ended June 30, 2018 and 2017, respectively, an increase of approximately 6%. Foreign exchange rates increased segment operating income by approximately 5%. The higher segment operating income was primarily due to higher selling prices and higher volumes and product mix, partially offset by higher manufacturing and other costs.  Segment operating income as a percent of revenue was 15.6% and 15.3% for the six months ended June 30, 2018 and 2017, respectively.

Corporate & Other
The Corporate & Other operating loss was $7.6 million and $17.0 million for the three months ended June 30, 2018 and 2017, respectively, and $15.8 million and $57.1 million, for the six months ended June 30, 2018 and 2017, respectively. The lower operating loss in both the three and six month periods ended June 30, 2018, were primarily a result of the absence in 2018 of the restructuring and other costs that were incurred in 2017 and lower performance based executive compensation incurred in 2018.  Restructuring and other costs were $7.9 million and $39.2 million for the three and six month periods ended June 30, 2017, respectively. There were no restructuring and other costs incurred in the three and six month periods ended June 30, 2018.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2018. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash used in operating activities was $28.2 million for the six months ended June 30, 2018, compared to net cash provided by operating activities of $0.8 million for the six months ended June 30, 2017. The Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, during the first quarter of 2018 (refer to Note 1, Accounting Policies, included in Part I, Item I of this report). The Company adopted this standard in the first quarter of 2018, using monthly cash receipts as its unit of account for cash received related to the beneficial interest in previously transferred receivables. In the second quarter of 2018, the Company updated its unit of account to daily cash receipts for cash received related to the beneficial interest in the previously transferred receivables.  The Company has included $91 million and $59 million as cash flows from investing activities for the six month periods ended June 30, 2018 and 2017, respectively, related to collections on beneficial interests in previously transferred receivables. The reported amounts include adjustments of $35 million and $25 million of collections on beneficial interests in previously transferred receivables for the three months ended March 31, 2018 and 2017, respectively, which were previously reported as cash flows from operating activities.

In June 2018, the Company amended its account receivable securitization program with Wells Fargo. As a result of the amendment made to the Company’s account receivable securitization program (refer to Note 11, Accounts Receivable Securitization, for more information), the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction was recorded on the Company’s Consolidated Condensed Statement of Cash Flows during the six months ended June 30, 2018.

Cash Flows from Investing Activities
Net cash provided by investing activities was $56.9 million and $60.0 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures were $24 million and $20 million for the six months ended June 30, 2018 and 2017, respectively. During the first six months of 2018 and 2017, the Company has included $91 million and $59 million, respectively, of cash receipts on sold receivables, related to the adoption of ASU (2016-15), discussed above.  During the three months ended March 31, 2018, the Company acquired one business and the assets of another business for a total of $11.3 million. During the three months ended March 31, 2017, the Company sold two businesses and a facility and certain business lines for $12.5 million in proceeds. During the three months ended June 30, 2017, the Company sold a facility (that was previously closed as a result of the Company’s 2014 Restructuring Plan) for $5.0 million.

Index
Cash Flows from Financing Activities
Net cash used in financing activities was $28.9 million and $68.8 million for the six months ended June 30, 2018 and 2017, respectively. The Company repurchased $72.7 million and $26.7 million of Company stock for the six months ended June 30, 2018 and 2017, respectively. Net debt increased in the first six months of 2018 by $75 million and decreased by $15 million in the first six months of 2017. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $28.2 million and $26.6 million were paid during the six months ended June 30, 2018 and 2017, respectively. Dividends paid were 66 cents per share and 60 cents per share in the first six months of 2018 and 2017, respectively.

In June 2018, the Company amended its account receivable securitization program with Wells Fargo. As a result of the amendment made to the Company’s account receivable securitization program (refer to Note 11, Accounts Receivable Securitization, for more information), the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Condensed Statement of Cash Flows during the six-months ended June 30, 2018.

CONTRACTUAL OBLIGATIONS

Refer to Note 11, Accounts Receivable Securitization, included in Part I, Item I of this report for information about the Company’s amended account receivable securitization program. Otherwise, there have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2018.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, the Company has no off-balance sheet arrangements.

As previously disclosed, the Company was engaged in an accounts receivable securitization program with Wells Fargo with a commitment size of $60 million, whereby transactions under the program were accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, and removed from the Company’s Consolidated Balance Sheet.  In June 2018, the Company amended this accounts receivable securitization program to eliminate the sale of the trade receivables from the Company to Wells Fargo. In connection with the amendment, Wells Fargo’s ownership interest in the trade receivables was converted into undivided interests in certain of the Company’s trade receivables to secure a loan of up to $60 million to the Company and the deferred purchase price was eliminated. As a result of this amendment, the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million during the second quarter of 2018. See Note 11, Accounts Receivable Securitization, and Note 12, Debt, included in Part I, Item I of this report for further information.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2018.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2018.  For additional information about market risk refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Change in Internal Control Over Financial Reporting:  There has been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2018, and statements including the terms “expect,” “believe,” “anticipate”, and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the effectiveness of the Company’s past restructuring activities; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

People of the State of Illinois v. Sensient Flavors LLC

On June 7, 2018, the Attorney General of the State of Illinois Office, on her own motion and at the request of the Illinois Environmental Protection Agency, filed a Complaint in the Lee County Circuit Court against Sensient Flavors LLC (“Sensient Flavors”). The Complaint alleges that Sensient Flavors’ Amboy, Illinois facility improperly discharged wastewater to the City of Amboy’s wastewater treatment plant in late 2015 and early 2016, causing the City to violate its discharge permit. The Complaint alleges two counts against Sensient Flavors for violations of Illinois state law; the first for causing water pollution alleged to have come from the City of Amboy wastewater treatment plant; and the second for the introduction of contaminants into a sewage works (i.e., the City of Amboy’s wastewater treatment plant). The Complaint seeks to enjoin Sensient Flavors from further violations, to assess civil penalties for each violation, and to order payment of all costs, including attorney, expert witness, and consultant fees.

Index
The Company believes the facility’s discharges in question were done with the consent of the City of Amboy and in compliance with Illinois state law, and that Sensient Flavors complied with its wastewater permit, City of Amboy ordinances, and applicable Illinois state laws.  The Company notes that at all times relevant to the Complaint, the City of Amboy accepted Sensient Flavors’ wastewater and, in fact, charged Sensient Flavors for treating Sensient Flavors’ wastewater. While the parties have been engaged in settlement discussion since March 2018, and the Company remains hopeful that it will be able to resolve this matter, the Company will nonetheless continue to vigorously defend itself.  The Company does not believe that the civil penalties and costs, or the settlement costs in lieu thereof, will be material to the Company’s consolidated financial statements.

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

Index
 SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

Exhibit	Description	Incorporated by Reference From	Filed Herewith

4.1(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of March 22, 2011		X

4.2(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of April 5, 2013		X

4.3(c)	Second Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of November 6, 2015		X

4.4(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017		X

10.2(d)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 22, 2018		X

10.5(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 6, 2018	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	August 6, 2018	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer