Form 10-Q
period 2018-09-30
SENSIENT TECHNOLOGIES CORP
filed 2018-11-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin  53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐         No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, par value $0.10 per share	42,275,048

Index
SENSIENT TECHNOLOGIES CORPORATION
INDEX

Index
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$342,734	$353,519	$1,062,252	$1,033,391

Cost of products sold	227,161	230,784	702,138	670,486

Selling and administrative expenses	65,309	70,725	201,988	242,478

Operating income	50,264	52,010	158,126	120,427

Interest expense	5,407	4,946	16,517	14,474

Earnings before income taxes	44,857	47,064	141,609	105,953

Income taxes (benefit)	(2,336)	14,851	17,099	29,774

Net earnings	$47,193	$32,213	$124,510	$76,179

Weighted average number of shares outstanding:
Basic	42,240	43,624	42,464	43,947
Diluted	42,313	43,864	42,571	44,209

Earnings per common share:
Basic	$1.12	$0.74	$2.93	$1.73
Diluted	$1.12	$0.73	$2.92	$1.72

Dividends declared per common share	$0.33	$0.30	$0.99	$0.90

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Comprehensive Income	$47,961	$44,599	$112,496	$141,053

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2018 (Unaudited)	December 31, 2017

CURRENT ASSETS:
Cash and cash equivalents	$36,760	$29,344
Trade accounts receivable, net	271,268	195,439
Inventories	484,811	463,517
Prepaid expenses and other current assets	40,152	43,206
Assets held for sale	1,903	1,969

TOTAL CURRENT ASSETS	834,894	733,475

OTHER ASSETS	67,178	68,251
DEFERRED TAX ASSETS	10,868	7,885
INTANGIBLE ASSETS, NET	12,843	7,211
GOODWILL	422,953	408,995

PROPERTY, PLANT AND EQUIPMENT:
Land	37,043	35,198
Buildings	319,969	317,464
Machinery and equipment	707,662	687,896
Construction in progress	39,140	40,833
	1,103,814	1,081,391
Less accumulated depreciation	(611,643)	(582,868)
	492,171	498,523

TOTAL ASSETS	$1,840,907	$1,724,340

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$97,027	$109,780
Accrued salaries, wages and withholdings from employees	22,215	23,613
Other accrued expenses	51,842	51,764
Income taxes	2,994	11,036
Short-term borrowings	20,096	20,130

TOTAL CURRENT LIABILITIES	194,174	216,323

DEFERRED TAX LIABILITIES	24,638	18,724
OTHER LIABILITIES	7,820	13,539
ACCRUED EMPLOYEE AND RETIREE BENEFITS	22,094	19,294
LONG‑TERM DEBT	746,012	604,159

SHAREHOLDERS' EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	102,703	107,176
Earnings reinvested in the business	1,497,218	1,414,485
Treasury stock, at cost	(597,800)	(525,422)
Accumulated other comprehensive loss	(161,348)	(149,334)

TOTAL SHAREHOLDERS’ EQUITY	846,169	852,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,840,907	$1,724,340

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2018	2017
Cash flows from operating activities:
Net earnings	$124,510	$76,179
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	39,057	36,626
Share-based compensation	1,541	6,296
Net loss on assets	311	1,371
Loss on divestiture of businesses	-	33,160
Deferred income taxes	3,152	(9,087)
Changes in operating assets and liabilities	(159,711)	(122,386)

Net cash provided by operating activities	8,860	22,159

Cash flows from investing activities:
Acquisition of property, plant and equipment	(34,090)	(32,825)
Cash receipts on sold receivables	91,142	86,229
Proceeds from sale of assets	283	5,444
Proceeds from divestiture of businesses	-	12,457
Acquisition of new businesses	(31,100)	-
Other investing activity	616	2,396

Net cash provided by investing activities	26,851	73,701

Cash flows from financing activities:
Proceeds from additional borrowings	248,426	188,387
Debt payments	(158,214)	(190,164)
Purchase of treasury stock	(76,734)	(64,486)
Dividends paid	(42,195)	(39,696)
Other financing activity	(2,777)	(988)

Net cash used in financing activities	(31,494)	(106,947)

Effect of exchange rate changes on cash and cash equivalents	3,199	9,876

Net increase (decrease) in cash and cash equivalents	7,416	(1,211)
Cash and cash equivalents at beginning of period	29,344	25,865

Cash and cash equivalents at end of period	$36,760	$24,654

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, respectively, and cash flows for the nine months ended September 30, 2018 and 2017, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

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

New Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 using the modified retrospective method. The adoption of this new standard did not have an impact on the revenue recognized by the Company. The Company has updated its revenue recognition accounting policy, as outlined above, and has included a disclosure on its disaggregated revenue in Note 4, Segment Information. Additionally, the Company has included a discussion of its disaggregated revenue under Segment Information, in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2017, the Company created a project team within its Corporate Finance Department to review the impact that this ASU will have on the Company. In the first nine months of 2018, the project team has gathered and reviewed existing leases and other relevant documents across all of the Company’s segments and installed a software solution to facilitate the implementation of this new standard. The Company believes it has a complete population of leasing agreements and has analyzed the agreements. The Company has also implemented additional internal controls over the evaluation of new leases and the implementation of this ASU around leases. The Company has updated its Audit Committee on the status of the implementation of this ASU. The Company’s current estimate of the impact of this ASU on the Company’s Consolidated Financial Statements is the recognition of lease assets and liabilities in the range of $17 million to $22 million based on current interest rates and population of leases. The Company will continue to evaluate this range and the impact on the Company’s Consolidated Financial Statements. The Company expects to complete this evaluation by the end of the year and to finalize its implementation calculations in the first quarter of 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes, is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as an investing transaction. There is also a requirement to classify cash receipts received that are related to beneficial interests in previously transferred receivables (i.e., deferred purchase price) as inflows from investing activities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018, using monthly cash receipts as its unit of account for cash received related to the beneficial interest in previously transferred receivables.  In the second quarter of 2018, the Company updated its unit of account to daily cash receipts for cash received related to the beneficial interest in the previously transferred receivables.  The Company has included $91 million and $86 million as cash flows from investing activities for the nine month periods ended September 30, 2018 and 2017, respectively, related to collections on beneficial interests in previously transferred receivables.

In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Prior to the adoption of ASU 2016-16, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018 resulting in a cumulative effect of $0.4 million increase to Earnings reinvested in the business; an increase of $3.0 million to Deferred Tax Assets; a decrease of $3.7 million to Prepaid Expense and Other Current Assets; and a decrease of $1.1 million to Deferred Tax Liabilities on the Company’s Consolidated Condensed Balance Sheet.

Index
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018, and as a result, the Company’s non-service cost portion of its pension expense is now recorded in Interest Expense on the Company’s Consolidated Condensed Statement of Earnings. The Company’s service cost portion of pension expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Condensed Statement of Earnings. This change did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities the option to reclassify to retained earnings tax effects related to the change in federal tax rate for all items accounted for in Accumulated Other Comprehensive Income (OCI). This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating whether the Company will make this policy election.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2017, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change, except as discussed above.

2.	Acquisitions

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $15 million. The excess was allocated to intangible assets, principally goodwill. The Company is in the process of quantifying the identifiable intangible assets and anticipates completing this analysis in the fourth quarter of 2018. This business is included in Corporate & Other.

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

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of September 30, 2018, and December 31, 2017, the Company’s assets and liabilities subject to this standard are forward exchange contracts and investments in a money market fund and municipal investments. The fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.1 million and $0.6 million as of September 30, 2018, and December 31, 2017, respectively. The fair value of the investments based on market quotes (Level 1 inputs) as of September 30, 2018, and December 31, 2017, was an asset of $0.1 million in both periods and is reported in Other Assets in the Company's Consolidated Condensed Balance Sheets.

Index
The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2018. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2018, was $746.0 million. The fair value of the long-term debt at September 30, 2018, was $754.3 million.

4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances		Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2018:
Revenue from external customers	$179,103		$132,187	$31,275	$169	$342,734
Intersegment revenue	5,294		2,774	-	-	8,068
Total revenue	$184,397		$134,961	$31,275	$169	$350,802

Operating income (loss)	$24,814		$27,269	$5,750	$(7,569)	$50,264
Interest expense	-		-	-	5,407	5,407
Earnings (loss) before income taxes	$24,814		$27,269	$5,750	$(12,976)	$44,857

Three months ended September 30, 2017:
Revenue from external customers	$191,063		$129,899	$32,557	$-	$353,519
Intersegment revenue	4,929		3,324	151	-	8,404
Total revenue	$195,992	1	$133,223	$32,708	$-	$361,923

Operating income (loss)	$33,006		$28,624	$5,780	$(15,400)	$52,010
Interest expense	-		-	-	4,946	4,946
Earnings (loss) before income taxes	$33,006		$28,624	$5,780	$(20,346)	$47,064

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2018:
Revenue from external customers	$553,403	$416,617	$92,063	$169	$1,062,252
Intersegment revenue	17,998	9,795	-	-	27,793
Total revenue	$571,401	$426,412	$92,063	$169	$1,090,045

Operating income (loss)	$74,142	$92,074	$15,256	$(23,346)	$158,126
Interest expense	-	-	-	16,517	16,517
Earnings (loss) before income taxes	$74,142	$92,074	$15,256	$(39,863)	$141,609

Nine months ended September 30, 2017:
Revenue from external customers	$552,874	$389,992	$90,525	$-	$1,033,391
Intersegment revenue	15,549	10,191	764	-	26,504
Total revenue	$568,423	$400,183	$91,289	$-	$1,059,895

Operating income (loss)	$90,278	$87,913	$14,750	$(72,514)	$120,427
Interest expense	-	-	-	14,474	14,474
Earnings (loss) before income taxes	$90,278	$87,913	$14,750	$(86,988)	$105,953

Index
In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Note 2, Acquisitions, for further information). This acquisition provides the Company with an umbrella technology, which will support applications for both the Flavors & Fragrances and Color segments. The Company is in the process of integrating this business, and therefore, the Company has included its results in Corporate & Other. The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. The 2017 restructuring and other costs are reported in Corporate & Other. The 2017 other costs pertain to the costs associated with the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances business in Strasbourg, France. There have been no restructuring and other costs in 2018.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market.  The following table displays our revenue by these major sources.

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2018:
Flavors	$98,060	$-	$-	$-	$98,060
Natural Ingredients	58,140	-	-	-	58,140
Fragrances	28,197	-	-	-	28,197
Food & Beverage Colors	-	76,524	-	-	76,524
Cosmetics	-	35,466	-	-	35,466
Other Colors	-	22,971	-	-	22,971
Asia Pacific	-	-	31,275	-	31,275
Corporate & Other	-	-	-	169	169
Intersegment Revenue	(5,294)	(2,774)	-	-	(8,068)
Total revenue from external customers	$179,103	$132,187	$31,275	$169	$342,734

Three months ended September 30, 2017:
Flavors	$113,215	$-	$-	$-	$113,215
Natural Ingredients	59,851	-	-	-	59,851
Fragrances	22,926	-	-	-	22,926
Food & Beverage Colors	-	70,858	-	-	70,858
Cosmetics	-	38,729	-	-	38,729
Other Colors	-	23,636	-	-	23,636
Asia Pacific	-	-	32,708	-	32,708
Intersegment Revenue	(4,929)	(3,324)	(151)	-	(8,404)
Total revenue from external customers	$191,063	$129,899	$32,557	$-	$353,519

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2018:
Flavors	$322,333	$-	$-	$-	$322,333
Natural Ingredients	167,538	-	-	-	167,538
Fragrances	81,530	-	-	-	81,530
Food & Beverage Colors	-	230,807	-	-	230,807
Cosmetics	-	121,697	-	-	121,697
Other Colors	-	73,908	-	-	73,908
Asia Pacific	-	-	92,063	-	92,063
Corporate & Other	-	-	-	169	169
Intersegment Revenue	(17,998)	(9,795)	-	-	(27,793)
Total revenue from external customers	$553,403	$416,617	$92,063	$169	$1,062,252

Nine months ended September 30, 2017:
Flavors	$342,367	$-	$-	$-	$342,367
Natural Ingredients	162,371	-	-	-	162,371
Fragrances	63,685	-	-	-	63,685
Food & Beverage Colors	-	212,741	-	-	212,741
Cosmetics	-	113,077	-	-	113,077
Other Colors	-	74,365	-	-	74,365
Asia Pacific	-	-	91,289	-	91,289
Intersegment Revenue	(15,549)	(10,191)	(764)	-	(26,504)
Total revenue from external customers	$552,874	$389,992	$90,525	$-	$1,033,391

Index
Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2018:
North America	$118,690	$63,850	$-	$95	$182,635
Europe	42,866	34,854	81	74	77,875
Asia Pacific	7,053	15,910	31,032	-	53,995
Other	10,494	17,573	162	-	28,229
Total revenue from external customers	$179,103	$132,187	$31,275	$169	$342,734

Three months ended September 30, 2017:
North America	$131,632	$59,579	$-	$-	$191,211
Europe	40,891	38,686	178	-	79,755
Asia Pacific	7,042	13,357	31,937	-	52,336
Other	11,498	18,277	442	-	30,217
Total revenue from external customers	$191,063	$129,899	$32,557	$-	$353,519

Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2018:
North America	$364,941	$191,170	$-	$95	$556,206
Europe	133,257	119,612	111	74	253,054
Asia Pacific	23,144	50,461	91,327	-	164,932
Other	32,061	55,374	625	-	88,060
Total revenue from external customers	$553,403	$416,617	$92,063	$169	$1,062,252

Nine months ended September 30, 2017:
North America	$375,481	$180,616	$-	$-	$556,097
Europe	125,812	112,796	303	-	238,911
Asia Pacific	20,164	43,158	89,229	-	152,551
Other	31,417	53,422	993	-	85,832
Total revenue from external customers	$552,874	$389,992	$90,525	$-	$1,033,391

Index
5.	Inventories

At September 30, 2018, and December 31, 2017, inventories included finished and in-process products totaling $324.7 million and $310.4 million, respectively, and raw materials and supplies of $160.1 million and $153.1 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Service cost	$366	$466	$1,100	$1,392
Interest cost	282	366	857	1,080
Expected return on plan assets	(236)	(264)	(722)	(778)
Amortization of actuarial gain	(27)	(19)	(81)	(61)
Settlement expense	-	-	-	3,797

Total defined benefit expense	$385	$549	$1,154	$5,430

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

The Company repurchased 60,000 and 1,060,000 shares of its common stock for an aggregate cost of $4.0 million and $76.7 million during the three and nine months ended September 30, 2018, respectively. The Company repurchased 505,085 and 839,734 shares of its common stock for an aggregate cost of $37.7 million and $64.5 million during the three and nine months ended September 30, 2017, respectively. The amounts related to treasury stock purchases reported in the Company’s Consolidated Condensed Statements of Cash Flows represent purchases that settled within each respective nine-month period.

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

Index
Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $79.9 million and $44.9 million of forward exchange contracts designated as hedges outstanding as of September 30, 2018, and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, gains reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings were immaterial. For the nine months ended September 30, 2018 and 2017, losses of $0.1 million and gains of $0.2 million, respectively, were reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings, which offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges; the results of these transactions were not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of September 30, 2018, and December 31, 2017, the total value of the Company’s Euro, Swiss Franc, and British Pound debt was $371.3 million and $261.9 million, respectively.  For the three and nine months ended September 30, 2018, the impact of foreign exchange rates on these debt instruments decreased debt by $2.2 million and $8.9 million, respectively, which has been recorded as foreign currency translation in OCI.

9.	Income Taxes

The effective income tax rates for the quarters ended September 30, 2018 and 2017, were -5.2% and 31.6%, respectively. For the nine month periods ended September 30, 2018 and 2017, the effective income tax rates were 12.1% and 28.1%, respectively. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and the mix of foreign earnings. The 2018 tax rate was also impacted by the 2017 Tax Cuts and Jobs Act, which is commonly referred to as the “2017 Tax Legislation”, including the filing of certain tax elections in the second quarter of 2018, an adjustment made in the current quarter to the provisional amount recorded in 2017 for the impact of the 2017 Tax Legislation, and the tax benefit associated with certain transactions undertaken in the quarter.  These transactions reduced the tax rate by 12.5 and 3.9 percentage points for the three and nine month periods ended September 30, 2018, respectively. The tax rate in 2017 was also impacted by the restructuring activities, the limited tax deductibility of losses related to the Company’s restructuring activities, and the sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France.

Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. Based on guidance issued by the IRS during the quarter, the Company reduced its 2017 provisional estimate of the impact of the 2017 Tax Legislation by $7.1 million during the current quarter. The reduction is made up of a $4.1 million reduction to the one-time transition tax on earnings of foreign subsidiaries and $3.0 million on the reassessment of the U.S. deferred tax assets and liabilities, including the ability to realize deferred tax assets in the future. The Company is still applying SAB 118, and believes the impact of the 2017 Tax Legislation on the 2018 and 2017 income tax expenses should be considered provisional estimates. The ultimate impact could differ from these provisional amounts, possibly materially, due to additional guidance, changes in interpretation, and additional analysis by the Company.  Any adjustments to the 2018 and 2017 provisional estimates will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Index
10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2018:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of June 30, 2018	$(34)	$(369)	$(161,713)	$(162,116)
Other comprehensive income before reclassifications	(121)	-	931	810
Amounts reclassified from OCI	(12)	(30)	-	(42)
Balance as of September 30, 2018	$(167)	$(399)	$(160,782)	$(161,348)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income before reclassifications	404	-	(12,426)	(12,022)
Amounts reclassified from OCI	98	(90)	-	8
Balance as of September 30, 2018	$(167)	$(399)	$(160,782)	$(161,348)

(a)	Cash Flow Hedges and Pension Items are net of tax.

11.	Accounts Receivable Securitization

As previously disclosed, in October 2016, the Company entered into an accounts receivable securitization program with Wells Fargo & Company (Wells Fargo), whereby transactions under the program were accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, between October 2016 and June 2018. As of September 30, 2018, the commitment size under this program was $60 million. Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Consolidated Balance Sheet. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss had been recorded as a result of the sales. The sales also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount was adjusted daily based on collections and other activity. The Company estimated the fair value of the deferred purchase price receivable based on historical performance of similar receivables, including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deemed the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of December 31, 2017, the net trade receivables sold to Wells Fargo totaled $96.4 million and the fair value of the deferred purchase price was $36.4 million, which was recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

In June 2018, the Company amended its securitization program with Wells Fargo (the “Amendment”). Following the Amendment, the Company no longer accounts for the sales of the trade receivables in accordance with ASC Topic 860 and instead now maintains the trade receivables and related debt on its Consolidated Balance Sheet. In connection with the Amendment, Wells Fargo’s existing ownership interest in the trade receivables was converted into undivided interests in the trade receivables to secure a loan of up to $60 million to the Company and the deferred purchase price was eliminated. As of September 30, 2018, $60 million was borrowed under this agreement. See Note 12, Debt, for further information.

As a result of the Amendment, the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Condensed Statement of Cash Flows during the nine-months ended September 30, 2018.

Index
In October 2018, the Company amended this program. See Note 16, Subsequent Event, for additional information.

12.	Debt

In July 2018, the Company borrowed 50 million British Pounds and 45 million Euros under its revolving credit facility. The interest rate is the one-month LIBOR plus 1.30%. The proceeds were used to repay U.S. dollar denominated borrowings under the Company’s revolving credit facility. This new foreign currency denominated debt serves as a partial hedge of the Company’s net asset positions in British Pounds and Euros. See Note 8, Derivatives and Hedging Activity, for additional information.

In June 2018, the Company amended its accounts receivable securitization program with Wells Fargo. Under the amended program, Wells Fargo has extended a secured loan (the “Secured Loan”) of up to $60 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is LIBOR plus 0.75%. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility, or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Condensed Balance Sheet. As of September 30, 2018, the Company had fully drawn the $60 million available under the securitization program. See Note 16, Subsequent Event, for additional information.

In connection with the amendment to the accounts receivable securitization program, the Company entered into conforming amendments to its revolving credit facility and outstanding note purchase agreements.

13.	Restructuring

Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company recorded $6.0 million and $33.6 million of restructuring costs in Corporate & Other for the three and nine months ended September 30, 2017, respectively. There were no restructuring costs incurred in the three or nine months ended September 30, 2018.

14.	Divestiture

In the first quarter of 2017, the Company completed the sale of a facility and certain business lines in Strasbourg, France, for $12.5 million. The Company recognized a non-cash loss of approximately $11.6 million in Corporate & Other during the nine months ended September 30, 2017.  There were no divestiture costs incurred in the three months ended September 30, 2017.

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

Index
The Company believes the facility’s discharges in question were done with the consent of the City of Amboy and in compliance with Illinois state law, and that Sensient Flavors complied with its wastewater permit, City of Amboy ordinances, and applicable Illinois state laws.  The Company notes that at all times relevant to the Complaint, the City of Amboy accepted Sensient Flavors’ wastewater and, in fact, charged Sensient Flavors for treating Sensient Flavors’ wastewater. While the parties have been engaged in settlement discussion since March 2018, and the Company continues to be hopeful that it will be able to resolve this matter, the Company will also continue to vigorously defend itself.  The Company does not believe that the civil penalties and costs, or the settlement costs in lieu thereof, will be material to the Company’s consolidated financial statements.

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

On October 1, 2018, the Company amended its existing accounts receivable securitization program to increase the commitment size from $60 million to $70 million and extended the expiration date of the program until October 2019.

On November 1, 2018, the Company issued new fixed-rate notes consisting of 7-year, £25 million notes at a fixed rate of 2.76%; 5-year, £25 million notes at a fixed rate of 2.53%; and 7-year, $25 million notes at a fixed rate of 4.19%. Proceeds were used to refinance existing debt.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue
Revenue was $342.7 million and $353.5 million for the three months ended September 30, 2018 and 2017, respectively. Revenue was $1.1 billion and $1.0 billion for the nine months ended September 30, 2018 and 2017, respectively, an increase of 2.8%. The impact of foreign exchange rates decreased consolidated revenue by approximately 2% for the three months ended September 30, 2018, and increased consolidated revenue by 2% for the nine months ended September 30, 2018.

Gross Profit
The Company’s gross margin was 33.7% and 34.7% for the three months ended September 30, 2018 and 2017, respectively. Included in cost of sales is $3.1 million of restructuring costs for the three months ended September 30, 2017. The decrease in gross margin for the three months ended September 30, 2018, is primarily a result of higher raw material costs and lower volumes and product mix, partially offset by higher selling prices and the lack of restructuring costs. Restructuring and other costs reduced gross margin by 90 basis points during the three months ended September 30, 2017.

Gross margin was 33.9% and 35.1% for the nine months ended September 30, 2018 and 2017, respectively. Included in costs of sales is $3.4 million of restructuring costs for the nine months ended September 30, 2017. The decrease in gross margin for the nine months ended September 30, 2018, is primarily a result of higher raw material costs, lower volumes and product mix, and higher manufacturing and other costs, partially offset by the lack of restructuring costs. Restructuring costs reduced gross margin by 30 basis points during the nine months ended September 30, 2017.

Selling and Administrative Expense
Selling and administrative expenses as a percent of revenue were 19.1% and 20.0% for the three months ended September 30, 2018 and 2017, respectively. In 2018, there were no restructuring and other costs. Restructuring and other costs of $2.9 million were included in selling and administrative expenses for the three months ended September 30, 2017. The decrease in selling and administrative expenses as a percent of revenue is primarily due to the restructuring and other costs incurred in 2017 and lower performance based executive compensation recorded in 2018. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 80 basis points for the three months ended September 30, 2017.

Selling and administrative expenses as a percent of revenue were 19.0% and 23.5% for the nine months ended September 30, 2018 and 2017, respectively. In 2018, there were no restructuring and other costs. Restructuring and other costs of $41.8 million were included in selling and administrative expenses for the nine months ended September 30, 2017. The decrease in selling and administrative expenses as a percent of revenue is primarily due to the restructuring and other costs incurred in 2017 and lower performance based executive compensation recorded in 2018. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 410 basis points for the nine months ended September 30, 2017.

Operating Income
Operating income was $50.3 million and $52.0 million for the three months ended September 30, 2018 and 2017, respectively. Operating margins were 14.7% for both the three months ended September 30, 2018 and 2017. Restructuring and other costs reduced operating margins by 170 basis points during the three months ended September 30, 2017.

Operating income was $158.1 million and $120.4 million for the nine months ended September 30, 2018 and 2017, respectively. Operating margins were 14.9% and 11.7% for the nine months ended September 30, 2018 and 2017, respectively. Restructuring and other costs reduced operating margins by 430 basis points during the nine months ended September 30, 2017.

Interest Expense
Interest expense was $5.4 million and $4.9 million for the three months ended September 30, 2018 and 2017, respectively, and $16.5 million and $14.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense is a result of the Company’s higher average debt balance.

Index
Income Taxes
The effective income tax rates for the quarters ended September 30, 2018 and 2017, were -5.2% and 31.6%, respectively. For the nine month periods ended September 30, 2018 and 2017, the effective income tax rates were 12.1% and 28.1%, respectively. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and the mix of foreign earnings. The 2018 tax rate was also impacted by the 2017 Tax Cuts and Jobs Act, which is commonly referred to as the “2017 Tax Legislation”, including the filing of certain tax elections in the second quarter of 2018, an adjustment made in the current quarter to the provisional amount recorded in 2017 for the impact of the 2017 Tax Legislation, and the tax benefit associated with certain transactions undertaken in the quarter.  These transactions reduced the tax rate by 12.5 and 3.9 percentage points for the three and nine month periods ended September 30, 2018, respectively. The tax rate in 2017 was also impacted by the restructuring activities, the limited tax deductibility of losses related to the Company’s restructuring activities, and the sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France.

Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. Based on guidance issued by the IRS during the quarter, the Company reduced its 2017 provisional estimate of the impact of the 2017 Tax Legislation by $7.1 million during the current quarter. The reduction is made up of a $4.1 million reduction to the one-time transition tax on earnings of foreign subsidiaries and $3.0 million on the reassessment of the U.S. deferred tax assets and liabilities, including the ability to realize deferred tax assets in the future. The Company is still applying SAB 118, and believes the impact of the 2017 Tax Legislation on the 2018 and 2017 income tax expenses should be considered provisional estimates. The ultimate impact could differ from these provisional amounts, possibly materially, due to additional guidance, changes in interpretation, and additional analysis by the Company.  Any adjustments to the 2018 and 2017 provisional estimates will be reported in income tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Acquisitions
On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The purchase price exceeded the carrying value of the net assets by approximately $15 million. The excess was allocated to intangible assets, principally goodwill. The Company is in the process of quantifying the identifiable intangible assets and anticipates completing this analysis in the fourth quarter of 2018. This business is included in Corporate & Other.

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

Restructuring
Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. The Company recorded $6.0 million and $33.6 million of restructuring costs in Corporate & Other for the three and nine months ended September 30, 2017, respectively. There were no restructuring costs incurred in the three or nine months ended September 30, 2018.

Divestiture
In the first quarter of 2017, the Company completed the sale of a facility and certain business lines in Strasbourg, France, for $12.5 million. The Company recognized a non-cash loss of approximately $11.6 million in Corporate & Other during the nine months ended September 30, 2017.  There were no divestiture costs incurred in the three months ended September 30, 2017.

Index
NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS (which exclude restructuring, other costs and the impact of the 2017 Tax Cuts and Jobs Act (“2017 Tax Legislation”)), and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The impact of the 2017 Tax Legislation is related to the adjustment in the third quarter of 2018 of the provisional amount recorded in 2017. The other costs in 2017 are for divestiture related costs. There were no restructuring and other costs in the first nine months of 2018.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Operating income (GAAP)	$50,264	$52,010	(3.4%)	$158,126	$120,427	31.3%
Restructuring - Cost of products sold	-	3,073		-	3,415
Restructuring - Selling and administrative	-	2,927		-	30,212
Other - Selling and administrative (1)	-	14		-	11,555
Adjusted operating income	$50,264	$58,024	(13.4%)	$158,126	$165,609	(4.5%)

Net earnings (GAAP)	$47,193	$32,213	46.5%	$124,510	$76,179	63.4%
Restructuring and other, before tax	-	6,014		-	45,182
Tax impact of restructuring and other	-	681		-	(7,424)
Impact of the 2017 Tax Legislation	(7,061)	-		(7,061)	-
Adjusted net earnings	$40,132	$38,908	3.1%	$117,449	$113,937	3.1%

Diluted EPS (GAAP)	$1.12	$0.73	53.4%	$2.92	$1.72	69.8%
Restructuring and other, net of tax	-	0.15		-	0.85
Impact of the 2017 Tax Legislation	(0.17)	-		(0.17)	-
Adjusted diluted EPS	$0.95	$0.89	6.7%	$2.76	$2.58	7.0%

(1)	The other costs in 2017 are for the divestiture related costs discussed under Divestiture above.

Note:  Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change for the results for the three and nine months ended September 30, 2018, compared to the results for the three and nine months ended September 30, 2017, in the respective financial measures.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(5.9%)	(0.6%)	(5.3%)	0.5%	1.8%	(1.2%)
Color	1.3%	(2.8%)	4.1%	6.6%	1.5%	5.1%
Asia Pacific	(4.4%)	(2.9%)	(1.5%)	0.8%	0.8%	0.0%
Total Revenue	(3.1%)	(1.7%)	(1.4%)	2.8%	1.6%	1.2%

Operating Income
Flavors & Fragrances	(24.8%)	(0.5%)	(24.3%)	(17.9%)	0.2%	(18.1%)
Color	(4.7%)	(2.1%)	(2.7%)	4.7%	2.2%	2.5%
Asia Pacific	(0.5%)	(1.3%)	0.8%	3.4%	2.4%	1.1%
Corporate & Other	(46.3%)	0.0%	(46.2%)	(67.8%)	1.7%	(69.5%)
Operating Income	(3.4%)	(1.6%)	(1.8%)	31.3%	1.1%	30.2%

Diluted EPS	53.4%	(1.4%)	54.8%	69.8%	1.2%	68.6%

Adjusted Operating Income (1)	(13.4%)	(1.4%)	(12.0%)	(4.5%)	1.5%	(6.0%)
Adjusted Diluted EPS (1)	6.7%	(2.2%)	9.0%	7.0%	1.2%	5.8%

(1)	Refer to the table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other costs, which are reported in Corporate & Other, interest expense, and income taxes.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited, see Acquisitions above, for further information. This acquisition provides the Company with an umbrella technology, which will support applications for both the Flavors & Fragrances and Color segments.  The Company is in the process of integrating this business, and therefore, the Company has included its results in Corporate & Other.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part I, Item I, Note 4, Segment Information, of this report.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $184.4 million and $196.0 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 1%. The decrease was primarily a result of lower revenue in Flavors and Natural Ingredients, partially offset by higher revenue in Fragrances. The lower revenue in Flavors was primarily due to lower volumes and the unfavorable impact of exchange rates, partially offset by higher selling prices. The lower revenue in Natural Ingredients was primarily due to lower volumes and unfavorable selling prices. The higher revenue in Fragrances was primarily a result of higher selling prices and favorable volumes. Performance within the Flavors & Fragrances segment continues to be negatively impacted primarily by one site, which was impacted by last year’s plant consolidation, and by market and customer declines in certain dairy categories.

Flavors & Fragrances segment revenue was $571.4 million and $568.4 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of approximately 1%. Foreign exchange rates increased segment revenue by approximately 2%. The increase was primarily a result of higher revenue in Fragrances and Natural Ingredients, partially offset by lower revenue in Flavors. The higher revenue in Fragrances was primarily a result of favorable volumes, higher selling prices, and favorable exchange rates. The higher revenue in Natural Ingredients was primarily a result of favorable volumes and exchange rates, partially offset by the impact of the 2017 sale of the European Natural Ingredients business as part of restructuring and lower selling prices. The lower revenue in Flavors was primarily a result of lower volumes, partially offset by the favorable impact of exchange rates and higher selling prices.

Index
Flavors & Fragrances segment operating income was $24.8 million and $33.0 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately 25%. Foreign exchange rates had minimal impact on segment operating income. The lower segment operating income was primarily a result of lower operating income in Flavors and Natural Ingredients. The lower operating income in Flavors was primarily a result of lower volumes and product mix, partially offset by higher selling prices.  The lower operating income in Natural Ingredients was primarily due to higher raw material costs and lower selling prices. Segment operating income as a percent of revenue was 13.5% in the current quarter and 16.8% in the prior year’s comparable quarter. Performance within the Flavors & Fragrances segment continues to be negatively impacted primarily by one site, which was impacted by last year’s plant consolidation, and by market and customer declines in certain dairy categories.

Flavors & Fragrances segment operating income was $74.1 million and $90.3 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately 18%. Foreign exchange rates had minimal impact on segment operating income. The lower segment operating income was primarily a result of lower operating income in Flavors and Natural Ingredients. The lower operating income in Flavors was primarily a result of lower volumes and product mix, partially offset by higher selling prices, lower manufacturing and other costs, and lower raw material costs. The lower operating income in Natural Ingredients was primarily due to higher raw material costs and lower selling prices, partially offset by higher volumes. Segment operating income as a percent of revenue was 13.0% and 15.9% for the nine months ended September 30, 2018 and 2017, respectively.

Color
Segment revenue for the Color segment was $135.0 million and $133.2 million for the three months ended September 30, 2018 and 2017, respectively, an increase of approximately 1%. Foreign exchange rates decreased segment revenue by approximately 3%. The increase was primarily a result of higher revenue in Food & Beverage Colors, partially offset by lower revenue in Cosmetics. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes and the impact of the GlobeNatural acquisition (approximately 1%), partially offset by unfavorable exchange rates. The lower revenue in Cosmetics was primarily a result of lower volumes and the unfavorable impact of exchange rates.

Segment revenue for the Color segment was $426.4 million and $400.2 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of approximately 7%. Foreign exchange rates increased segment revenue by approximately 2%. The higher segment revenue was primarily a result of higher revenue in Food & Beverage Colors and Cosmetics. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, the impact of the GlobeNatural acquisition (approximately 1%) and favorable exchange rates. The higher revenue in Cosmetics was primarily a result of higher volumes, the favorable impact of exchange rates, and higher selling prices.

Segment operating income for the Color segment was $27.3 million and $28.6 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately 5%. Foreign exchange rates decreased segment operating income by approximately 2%.  The lower segment operating income was primarily a result of lower operating income in Cosmetics primarily as a result of lower volumes and product mix. Segment operating income as a percent of revenue was 20.2% in the current quarter and 21.5% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $92.1 million and $87.9 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of approximately 5%. Foreign exchange rates increased segment operating income by approximately 2%.  The higher segment operating income was primarily a result of higher operating income in Cosmetics. The higher operating income in Cosmetics was primarily a result of higher volumes and product mix, higher selling prices, lower raw material costs, and the favorable impact of exchange rates, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 21.6% and 22.0% for the nine months ended September 30, 2018 and 2017, respectively.

Index
Asia Pacific
Segment revenue for the Asia Pacific segment was $31.3 million and $32.7 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately 4%. Foreign exchange rates decreased segment revenue by approximately 3%. The lower segment revenue was primarily due to lower volumes and unfavorable exchange rates, partially offset by higher selling prices.

Segment revenue for the Asia Pacific segment was $92.1 million and $91.3 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of approximately 1%. Foreign exchange rates increased segment revenue by approximately 1%. The higher segment revenue was primarily due to higher selling prices and favorable exchange rates, partially offset by lower volumes.

Segment operating income for the Asia Pacific segment was $5.8 million for both the three months ended September 30, 2018 and 2017. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 18.4% in the current quarter and 17.7% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $15.3 million and $14.8 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of approximately 3%. Foreign exchange rates increased segment operating income by approximately 2%. The higher segment operating income was primarily due to higher selling prices, partially offset by higher manufacturing and other costs.  Segment operating income as a percent of revenue was 16.6% and 16.2% for the nine months ended September 30, 2018 and 2017, respectively.

Corporate & Other
The Corporate & Other operating loss was $7.6 million and $15.4 million for the three months ended September 30, 2018 and 2017, respectively, and $23.3 million and $72.5 million, for the nine months ended September 30, 2018 and 2017, respectively. The lower operating loss in both the three and nine month periods ended September 30, 2018, was primarily a result of the absence in 2018 of the restructuring and other costs that were incurred in 2017 and lower performance based executive compensation incurred in 2018.  Restructuring and other costs were $6.0 million and $45.2 million for the three and nine month periods ended September 30, 2017, respectively. There were no restructuring and other costs incurred in the three and nine month periods ended September 30, 2018.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2018. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $8.9 million and $22.2 million for the nine months ended September 30, 2018, and 2017, respectively. The Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, during the first quarter of 2018 (refer to Note 1, Accounting Policies, for more information). The Company adopted this standard in the first quarter of 2018, using monthly cash receipts as its unit of account for cash received related to the beneficial interest in previously transferred receivables. In the second quarter of 2018, the Company updated its unit of account to daily cash receipts for cash received related to the beneficial interest in the previously transferred receivables.  The Company has included $91 million and $86 million as cash flows from investing activities for the nine month periods ended September 30, 2018 and 2017, respectively, related to collections on beneficial interests in previously transferred receivables.

In June 2018, the Company amended its account receivable securitization program with Wells Fargo. As a result of the amendment made to the Company’s account receivable securitization program (refer to Note 11, Accounts Receivable Securitization, for more information), the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Condensed Statement of Cash Flows during the nine months ended September 30, 2018.

Index
Cash Flows from Investing Activities
Net cash provided by investing activities was $26.9 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, net cash provided by investing activities was $73.7 million. Capital expenditures were $34 million and $33 million for the nine months ended September 30, 2018 and 2017, respectively. During the first nine months of 2018 and 2017, the Company has included $91 million and $86 million, respectively, of cash receipts on sold receivables, related to the adoption of ASU 2016-15, discussed above.  During the nine months ended September 30, 2018, the Company acquired two businesses and the assets of another business for a total of $31 million. During the three months ended March 31, 2017, the Company sold two businesses and a facility and certain business lines for $12.5 million in proceeds. During the three months ended June 30, 2017, the Company sold a facility (that was previously closed as a result of the Company’s 2014 Restructuring Plan) for $5.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $31.5 million and $106.9 million for the nine months ended September 30, 2018 and 2017, respectively. The Company repurchased $76.7 million and $64.5 million of Company stock for the nine months ended September 30, 2018 and 2017, respectively. Net debt increased in the first nine months of 2018 by $90 million and decreased by $2 million in the first nine months of 2017. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $42.2 million and $39.7 million were paid during the nine months ended September 30, 2018 and 2017, respectively. Dividends paid were 99 cents per share and 90 cents per share in the first nine months of 2018 and 2017, respectively.  Subsequent to September 30, 2018, the Company announced that its quarterly dividend would increase to 36 cents per share, starting with its dividend payable on December 3, 2018.

In June 2018, the Company amended its account receivable securitization program with Wells Fargo. As a result of the amendment made to the Company’s account receivable securitization program (refer to Note 11, Accounts Receivable Securitization, for more information), the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Condensed Statement of Cash Flows during the nine months ended September 30, 2018.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2018.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2018.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2018.  For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2018, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the effectiveness of the Company’s past restructuring activities; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The Company believes the facility’s discharges in question were done with the consent of the City of Amboy and in compliance with Illinois state law, and that Sensient Flavors complied with its wastewater permit, City of Amboy ordinances, and applicable Illinois state laws.  The Company notes that at all times relevant to the Complaint, the City of Amboy accepted Sensient Flavors’ wastewater and, in fact, charged Sensient Flavors for treating Sensient Flavors’ wastewater. While the parties have been engaged in settlement discussion since March 2018, and the Company continues to be hopeful that it will be able to resolve this matter, the Company will also continue to vigorously defend itself.  The Company does not believe that the civil penalties and costs, or the settlement costs in lieu thereof, will be material to the Company’s consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchases of its common shares by the Company during the third quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may be purchased under publicly announced plans
July 1 to July 31, 2018	60,000	$67.16	60,000	2,225,026
August 1 to August 31, 2018	-	-	-	2,225,026
September 1 to September 30, 2018	-	-	-	2,225,026
Total	60,000	$67.16	60,000

(1)
Shares were repurchased pursuant to the Board of Directors’ October 19, 2017, authorization to repurchase up to three million shares. Repurchases under this authorization do not have an expiration date. This authorization may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
 SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Exhibit	Description	Incorporated by Reference From	Filed Herewith

4.5	Note Purchase Agreement Dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

10.5(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101	Interactive data files pursuant to Rule 405 of Regulation S-T		X

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 6, 2018	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	November 6, 2018	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer