Form 10-K
period 2018-12-31
SENSIENT TECHNOLOGIES CORP
filed 2019-02-22
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2018, was $2,989,108,418.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 42,293,718 shares of Common Stock outstanding as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2019 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 (see Part III of this Form 10-K).

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2018 INDEX

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2018, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; our ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts and acquisition and divestiture activities; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs and the impacts of the Tax Cuts and Jobs Act (“2017 Tax Legislation”)) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the restructuring and other costs as well as the impacts from the 2017 Tax Legislation that have been excluded from the non-GAAP financial measures in 2018, 2017, and 2016 and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the sections titled “NON-GAAP FINANCIAL MEASURES.”

Index
PART I

Item 1.	Business

General

Sensient Technologies Corporation (the “Company”) was incorporated in 1882 in Wisconsin. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the Exchange Act, the Company files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be accessed from the website maintained by the Commission at http://www.sec.gov.

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

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors, and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; cosmetic, fragrance, pharmaceutical, and nutraceutical ingredients and systems; specialty inks and colors; and other specialty and fine chemicals. The Company’s customers include major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products include:

●	flavors, flavor enhancers, ingredients, extracts, and bionutrients;

●	fragrances, aroma chemicals, and essential oils;

●	natural ingredients, including dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	cosmetic colors and ingredients;

●	pharmaceutical and nutraceutical excipients and ingredients; and

●	technical colors, specialty inks and colors, and specialty dyes and pigments.

The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses and restructuring and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 11, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (now known as Sensient Natural Extraction Inc.). This acquisition provides the Company with an umbrella technology, which supports applications for both the Flavors & Fragrances and Color segments. The Company is in the process of integrating this business, and therefore, the Company has included its results in Corporate & Other.

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

As of December 31, 2018, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, Belgium, China, Costa Rica, Mexico, Spain, and the United Kingdom.

Color Group

The Company is a developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; specialty inks; and technical colors for industrial applications.

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

As of December 31, 2018, the Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, Switzerland, and the United Kingdom.

The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

●	Sensient Pharmaceutical Coating Systems (pharmaceutical and nutraceutical colors and coatings);

●	Sensient Cosmetic Technologies (cosmetic colors, ingredients, and systems);

●	Sensient Imaging Technologies/Sensient Inks (specialty inks); and

●	Sensient Industrial Colors (paper colors; and industrial colors for plastics, leather, wood stains, antifreeze, landscaping, and other uses).

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

Index
Sales, marketing, and technical functions are managed through the Asia Pacific Group’s headquarters, which is located in Singapore. Manufacturing operations are located in Australia, China, India, Japan, New Zealand, and the Philippines. The Asia Pacific Group maintains offices for local technical support, as well as sales, in China, India, Indonesia, and Thailand, and for research and development in Singapore.

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, restructuring and other costs, and the results of Mazza Innovation Limited (now known as Sensient Natural Extraction Inc.) are included in the “Corporate & Other” category.

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

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 769 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2018.

As part of its commitment to quality as a competitive advantage, the Company’s production facilities hold various certifications, such as those under the International Organization for Standardization (ISO) and those recognized by the Global Food Safety Initiative (GFSI), including the Safe Quality Food Program (SQF), British Retail Consortium (BRC), and Food Safety System Certification (FSSC 22000), for certifying the safety and quality of its products and production processes.

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

Within the Flavors & Fragrances Group, development activity is focused on ingredients, flavors, natural extracts, and fragrances as well as flavor and fragrance systems that are responsive to consumer trends and the processing needs of our food and beverage customers. These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery, and other applications. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as probiotics and fermented ingredients, including enzymes, vitamins, and amino acids.

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments, natural food and beverage colors, and color systems. The Company also produces a diverse line of colors and ingredients for cosmetics, pharmaceutical, and nutraceutical applications, specialty inks, and technical colors for industrial applications.

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto, and turmeric, are purchased from overseas and U.S. sources. As of March 2018, the Company owns a natural food colorings business in Lima, Peru, and has vertically integrated production and processing capacity in annatto, carmine, and other natural color products.

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

Index
Competition

All Company products are sold in highly competitive markets. While no single factor is determinative, the Company’s competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support. Because of its highly differentiated products, the Company competes with only a few companies across multiple product lines, and generally encounters different competitors in different product lines.

•
Flavors & Fragrances. Competition in the flavors and fragrances industries continues to have an ever increasing global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service, and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors from other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service, and price.

•
Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors or coloring foodstuffs (in Europe). The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of cosmetic colors and ingredients, specialty inks, and pharmaceutical and nutraceutical ingredients and excipients is based on the development of customized products and solutions as well as quality, customer service, and price. The Company believes that its reputation and capacity as a color producer as well as its product development and applications expertise give it a competitive advantage in these markets.

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

Employees

As of December 31, 2018, the Company employed 4,113 persons worldwide.

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

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in this report, particularly those under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below and “Forward-Looking Statements” above, the following factors should be considered:

•	Our recent restructurings may not be as effective as we anticipated and we may fail to realize the expected cost savings.

From 2014-2017, the Company executed a restructuring plan aimed at eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company. These activities required the devotion of significant resources and management attention and may pose significant risks. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, and effectively produce products at the consolidated facilities. Furthermore, our restructurings may not be as effective as we anticipated, and we may fail to realize the cost savings we expected from these restructurings.

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

•	Changes to LIBOR may negatively impact us.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We have used LIBOR as a reference rate in our revolving loans, term loans, asset securitization program, and uncommitted credit facilities such that the interest due to our creditors pursuant to these loans is calculated using LIBOR.

LIBOR, in its current form, is currently scheduled to disappear in 2021. Before LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in an increase in the cost of our variable rate debt which is approximately 40-45% of our total debt. While our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

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

We sell flavors, fragrances, and colors that are used in foods, beverages, pharmaceuticals, cosmetics, nutraceuticals, and other items for human consumption or contact. These products involve risks such as product contamination or spoilage, product tampering, product defects, and other adulteration. We may be subject to liability if the consumption or use of our products cause product damage, injury, illness, or death. In addition, we or our customers may need to recall products in the event of contamination or product defects.

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

Many of our customers have consolidated in recent years and we expect the combination trend to continue in many business lines. These consolidations have often produced large, sophisticated customers with increased buying power who are more capable of resisting price increases. If the larger size or greater buying power of those customers results in additional negotiating strength, the prices we are able to charge could be negatively affected and our profitability could decline.

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

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products. Sales of flavors, fragrances, colors, inks, cosmetic ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing technologies that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences and new technologies, our results of operations could be adversely affected.

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

•
There are an enormous number of laws and regulations applicable to us, our suppliers, and our customers across all of our business lines. Compliance with these legal requirements is costly to us and can affect our operations as well as those of our suppliers and customers. Failure to comply could also be costly and disruptive.

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, cosmetics, other consumer products, specialty inks, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’ and our customers’ operations. Also, if we, our suppliers, or our customers, fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, and recalls of products. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations.

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

We operate, manufacture, and sell our products and obtain raw materials in many foreign countries and emerging markets. This subjects us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; sometimes unpredictable regulatory changes; and the effects of international political developments and political and economic instability. In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China as well as potential regulatory actions by the Chinese government may affect the cost of our raw materials and products originating in China, the demand for as well as the supply of our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products.

•	Brexit may adversely impact the Company’s revenue and profits in the short term and long term.

In 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The British government and the European Union are negotiating the terms of the U.K.’s future relationship with the European Union. The final terms of the relationship and its impacts on the Company remain unclear. The U.K.’s pending exit from the European Union, currently scheduled for March 29, 2019, has resulted in currency exchange rate fluctuations and volatility. Because the Company has production facilities, customers, and suppliers in the U.K., the final terms of the agreement on the U.K.’s break with the European Union, or the absence of such an agreement, could have a significant impact on the Company.

The Company has revenue related to sales of products between the U.K. and the European Union or its trade agreement partners, and costs related to raw materials purchases between the U.K. and the European Union or its trade agreement partners.

Any agreement, or the absence of an agreement related to Brexit, could result in an increase in tariffs on all raw materials and finished goods moving between the U.K. and the European Union. Similarly, any agreement, or the absence of an agreement, could result in the U.K. losing the benefit of existing trade agreements between the European Union and other non-European Union countries, thereby increasing tariffs on all raw materials and finished goods moving between the U.K. and those non-European Union countries. An increase in tariffs could increase the cost to produce and sell the Company’s products, reduce the supply of and demand for the Company’s products, and reduce the Company’s revenue and profit. In both the short and long term, increased costs could make the Company less competitive with companies not impacted by post-Brexit tariffs and, given the nature of our industry, could result in the short term and long term loss of customers that choose to introduce new products or reformulate existing products with our lower-cost competitors.

A new border between the U.K. and the European Union could also impose increased cost, complexity, and delays (perhaps lengthy, particularly in the second and third quarters of 2019) related to the shipping and transportation of raw materials and finished products into and out of the U.K. These delays will complicate the Company’s production and distribution planning and, like increased tariffs, could adversely affect the Company’s revenue and profit, supply and demand for the Company’s products, and customer retention and acquisition in both the long term and short term.

Additionally, post-Brexit, new chemical regulations could be imposed within the U.K. to replace existing European Union regulations such as REACH. Similarly, because the U.K. will no longer be part of the European Union, the Company may be subject to new REACH registration requirements for products produced in the U.K. The costs related to compliance with these regulatory changes could affect the Company’s costs, revenue, profit, supply of and demand for the Company’s products, and the acquisition and retention of customers.

Next, there could be new restrictions on travel and immigration that result from Brexit that could impose additional costs on the Company. In each of the Company’s three U.K. production facilities, a significant portion of the work forces are not U.K. nationals. Complying with new immigration regimes could result in increased costs to the Company.

Finally, while the Company will take steps to mitigate the effects of Brexit, these efforts may not be as successful as intended and the Company may not be able to avoid the costs and complications described above.

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

Our success depends in part on our ability to maintain a current information technology platform for our businesses to operate effectively, reliably, and securely. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations. If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems to protect our vital information, our competitiveness and profits could decrease. Because of the nature of our business, and the importance of our proprietary information, we face threats not only from hackers’ intent on theft and disruption, but also from malicious insiders that may attempt to steal Company information. Furthermore, our information technology systems may be susceptible to failures, disruptions, breaches, theft, and other similar cybersecurity events. The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to increased operating costs, regulatory consequences, and reputational harm. While we take substantial steps to protect our information and systems through cyber security systems, monitoring, auditing, and training, these efforts may not always be successful.

•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, epidemics, or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

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

Index
•	Our ability to protect our intellectual property rights is key to our performance.

We protect our intellectual property rights as trade secrets, through patents, under confidentiality agreements, and through internal and external cyber security systems. We could incur significant costs in asserting our intellectual property rights or defending ourselves from third party intellectual property claims. The laws of some of the countries in which we operate do not protect intellectual property rights to the same extent as the laws of the United States. If other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we had infringed on their intellectual property rights, it could have an adverse impact on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Fragrances Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2018, the locations of our production properties by reportable segment are as follows:

Color Group:
U.S. – St. Louis, Missouri; and South Plainfield, New Jersey*.
International – Jundiai, Brazil*; Kingston, Ontario, Canada; Saint Ouen L’Aumone, France; Geesthacht, Germany; Reggio Emilia, Italy; Lerma, Mexico; Lima, Peru*; Johannesburg, South Africa; Morges, Switzerland; and Kings Lynn, United Kingdom.

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

People of the State of Illinois v. Sensient Flavors LLC

On June 7, 2018, the Attorney General of the State of Illinois Office, on her own motion and at the request of the Illinois Environmental Protection Agency, filed a Complaint in the Lee County Circuit Court against Sensient Flavors LLC (“Sensient Flavors”). The Complaint alleges that Sensient Flavors’ Amboy, Illinois facility improperly discharged wastewater to the City of Amboy’s wastewater treatment plant in late 2015 and early 2016, causing the City to violate its discharge permit. The Complaint alleged two counts against Sensient Flavors for violations of Illinois state law.

The Company believes the facility’s discharges in question were done with the consent of the City of Amboy and in compliance with Illinois state law, and that Sensient Flavors complied with its wastewater permit, City of Amboy ordinances, and applicable Illinois state laws. The Company notes that at all times relevant to the matters at issue in the Complaint, the City of Amboy accepted Sensient Flavors’ wastewater and, in fact, charged Sensient Flavors for treating Sensient Flavors’ wastewater. The parties reached a settlement agreement in which Sensient Flavors agreed to pay a $100,000 fine and enter into a consent decree with the State of Illinois. On February 20, 2019, the Lee County Circuit Court approved the parties’ settlement agreement.

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

Item 4.	Mine Safety Disclosure.

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company and their ages as of February 18, 2019, are as follows:

Name	Age	Position
Paul Manning	44	Chairman, President and Chief Executive Officer
Amy M. Agallar	41	Vice President and Treasurer
Michael C. Geraghty	57	President, Color Group
Amy Schmidt Jones	49	Vice President, Human Resources and Senior Counsel
John J. Manning	50	Vice President, General Counsel and Secretary
E. Craig Mitchell	54	President, Flavors and Fragrances Group
Stephen J. Rolfs	54	Senior Vice President and Chief Financial Officer
Tobin Tornehl	45	Vice President, Controller and Chief Accounting Officer

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows:

•	Mr. Paul Manning has held his present office since April 21, 2016, and previously served as President and Chief Executive Officer (2014 – April 2016).
•
Ms. Agallar has held her present office since January 9, 2019. Prior to joining the Company, Ms. Agallar was Director – Business Development CIS of Modine Manufacturing (June 2018 – December 2018), and Director – Global Treasury Operations of Modine Manufacturing (2011– June 2018).

•	Ms. Jones has held her present office since April 2, 2018. Prior to joining the Company, Ms. Jones was a partner of Michael Best & Friedrich LLP (1998 – March 2018).
•	Mr. John J. Manning has held his present office since April 21, 2016, and previously served as Vice President and Assistant General Counsel (2013 – April 2016).
•
Mr. Mitchell has held his present office since September 17, 2018. Prior to joining the Company, Mr. Mitchell served as President and Chief Operating Officer of Sekisui Specialty Chemical America, LLC (April 2016 – September 2018), and Vice President of Sales, Americas of Celanese Corporation (2013 – April 2016).

•	Mr. Rolfs has held his present position since February 7, 2015, and previously served as Senior Vice President, Administration (July 2013 – February 2015).
•	Mr. Tornehl has held his present office since November 10, 2018, and previously served as Director, Finance (2008 – November 2018).

Mr. Paul Manning (Chairman, President and Chief Executive Officer) and Mr. John J. Manning (Vice President, General Counsel and Secretary) are brothers.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The only market in which the common stock of the Company is listed is the New York Stock Exchange.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (the “S&P Midcap Specialty Chemicals Index”), the Standard & Poor’s Midcap Food Products Index (the “S&P Midcap Food Products Index”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). The graph assumes a $100 investment made on December 31, 2013, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

	2013	2014	2015	2016	2017	2018
Sensient Technologies Corporation	$100	$127	$134	$170	$161	$126
S&P Midcap Specialty Chemicals Index	100	115	111	139	149	141
S&P Midcap Food Products Index	100	146	153	186	195	182
S&P 500 Index	100	114	115	129	157	150
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

On August 21, 2014, the Board of Directors authorized the repurchase of up to five million shares (2014 Authorization). On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of February 18, 2019, all five million shares had been repurchased under the 2014 Authorization and 774,974 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during the fourth quarter of 2018 and a total of 1,060,000 shares repurchased during 2018, which were purchased under the 2017 and 2014 authorizations. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2018, the maximum number of shares that may be purchased under publicly announed plans is 2,225,026.

The number of shareholders of record on February 15, 2019, was 2,282.

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

Quarterly Data
(in thousands except per share amounts) (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Revenue	$356,477	$363,041	$342,734	$324,563	$1,386,815
Gross profit	123,071	121,470	115,573	106,015	466,129
Net earnings	38,194	39,123	47,193	32,850	157,360
Earnings per basic share	0.89	0.93	1.12	0.78	3.71
Earnings per diluted share	0.89	0.92	1.12	0.78	3.70

2017
Revenue	$341,397	$338,475	$353,519	$328,874	$1,362,265
Gross profit	120,945	119,225	122,735	112,585	475,490
Net earnings	13,192	30,774	32,213	13,421	89,600
Earnings per basic share	0.30	0.70	0.74	0.31	2.05
Earnings per diluted share	0.30	0.69	0.73	0.31	2.03

Index
Five Year Review
(in thousands except percentages, employee and per share data)
Years ended December 31,	2018		2017		2016		2015		2014
Summary of Operations
Revenue	$1,386,815	100.0%	$1,362,265	100.0%	$1,383,210	100.0%	$1,375,964	100.0%	$1,447,821	100.0%
Cost of products sold	920,686	66.4	886,775	65.1	907,783	65.6	921,531	67.0	959,311	66.3
Selling and administrative expenses	262,751	18.9	307,684	22.6	289,818	21.0	288,092	20.9	357,845	24.7
Operating income	203,378	14.7%	167,806	12.3%	185,609	13.4%	166,341	12.1%	130,665	9.0%
Interest expense	21,853		19,383		18,324		16,945		16,067
Earnings before income taxes	181,525		148,423		167,285		149,396		114,598
Income taxes	24,165		58,823		44,372		42,149		32,827
Earnings from continuing operations	157,360		89,600		122,913		107,247		81,771
Gain (loss) from discontinued operations, net of tax	-		-		3,343		(462)		(8,125)
Net earnings	$157,360		$89,600		$126,256		$106,785		$73,646
Earnings per basic share:
Continuing operations	$3.71		$2.05		$2.76		$2.34		$1.69
Discontinued operations	-		-		0.08		(0.01)		(0.17)
Earnings per basic share	$3.71		$2.05		$2.84		$2.33		$1.52
Earnings per diluted share:
Continuing operations	$3.70		$2.03		$2.74		$2.32		$1.67
Discontinued operations	-		-		0.07		(0.01)		(0.17)
Earnings per diluted share	$3.70		$2.03		$2.82		$2.31		$1.51
Other Related Data
Dividends per share, declared and paid	$1.35		$1.23		$1.11		$1.04		$0.98
Average common shares outstanding:
Basic	42,404		43,780		44,523		45,910		48,525
Diluted	42,499		44,031		44,843		46,204		48,819
Book value per common share	$20.34		$19.70		$18.83		$18.78		$21.94
Price range per common share	51.93- 78.40		71.21 - 84.98		52.69 - 83.38		56.71 - 70.53		46.08 - 63.35
Share price at December 31	55.85		73.15		78.58		62.82		60.34
Capital expenditures	50,740		56,344		81,216		79,941		79,398
Depreciation	50,950		46,956		45,714		46,694		50,225
Amortization	2,294		1,562		1,305		1,245		1,231
Total assets	1,824,940		1,724,340		1,667,860		1,703,732		1,772,039
Long-term debt	689,553		604,159		582,780		613,502		450,548
Total debt	709,599		624,289		603,358		634,157		466,436
Shareholders’ equity	859,947		852,301		835,741		845,127		1,046,935
Return on average shareholders’ equity	18.8%		10.3%		14.7%		11.6%		6.4%
Total debt to total capital	45.2%		42.3%		41.9%		42.9%		30.8%
Employees	4,113		4,023		4,083		4,032		4,053

The 2018 results include $6.6 million ($0.16 per share) of tax benefit related to the finalization of provisional estimates made during 2017 as a result of the 2017 enactment of the Tax Cuts and Jobs Act (2017 Tax Legislation).

Index
The 2017 results include charges of $48.1 million ($42.5 million after tax, or $0.96 per share) related to the restructuring and other divestiture costs, as well as $18.4 million of tax expense ($0.42 per share) related to the enactment of the 2017 Tax Legislation in the fourth quarter of 2017. The restructuring costs pertain to the Company’s now completed 2014 Restructuring Plan related to the sale and/or elimination of underperforming operations, consolidation of manufacturing facilities, and efforts to improve efficiencies within the Company. The other costs pertain to the sale of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France, which was completed in January 2017.

The 2016 results include charges of $26.1 million ($21.1 million after tax, or $0.47 per share) related to the restructuring and other divestiture costs. The restructuring costs pertain to the 2014 Restructuring Plan related to eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company, and the other costs pertain to the Company’s divestiture in Strasbourg, France.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Sensient Technologies Corporation (the Company or Sensient) is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries. The Company is also a leading developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals and nutraceuticals; colors, inks, and other ingredients for cosmetics, pharmaceuticals, nutraceuticals and digital printing; and technical colors for industrial applications. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses and restructuring and other costs are included in the “Corporate & Other” category.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (now known as Sensient Natural Extraction Inc.). This acquisition provides the Company with an umbrella technology, which supports applications for both the Flavors & Fragrances and Color segments. The Company is in the process of integrating this business, and therefore, the Company has included its results in Corporate & Other.

The Company’s diluted earnings per share from continuing operations were $3.70 in 2018 and $2.03 in 2017. Included in the 2017 results were $48.1 million, or $0.96 per share net of tax, of restructuring and other costs. There were no restructuring or other costs in 2018. Included in the 2018 and 2017 results, were $6.6 million of a benefit and $18.4 million of expense, respectively, related to the enactment of the Tax Cuts and Jobs Act (Act or 2017 Tax Legislation), equating to an impact of a 16 cents per share benefit and 42 cents per share of expense, respectively. Adjusted diluted earnings per share, which exclude these restructuring and other costs as well as the impact of the 2017 Tax Legislation, were $3.55 in 2018 and $3.42 in 2017 (see discussion below regarding non-GAAP financial measures and the Company’s restructuring activities, divestiture and income taxes).

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. In the fourth quarter of 2018, the Company increased the quarterly dividend by 3 cents per share from 33 cents to 36 cents per share, or $1.44 per share on an annualized basis. In addition, the Company repurchased $76.7 million of Company stock in 2018, which is in addition to the $87.2 million repurchased in 2017.

Additional information on the results is included below.

RESULTS OF CONTINUING OPERATIONS
2018 vs. 2017

Revenue
Sensient’s revenue was approximately $1.4 billion in 2018 and 2017.

Index
Gross Profit
The Company’s gross margin was 33.6% in 2018 and 34.9% in 2017. Included in the cost of products sold are $2.9 million of restructuring costs for 2017. The decrease in gross margin is primarily a result of higher raw material costs and the unfavorable impact of product mix, partially offset by higher selling prices. Restructuring costs reduced gross margin by 20 basis points in 2017.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 18.9% in 2018 and 22.6% in 2017, respectively. Restructuring and other costs of $45.2 million in 2017 were included in selling and administrative expense. Selling and administrative expense as a percent of revenue was lower in 2018 than in 2017 primarily as a result of the 2017 restructuring and other costs and lower performance based executive compensation in 2018. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 330 basis points in 2017.

Operating Income
Operating income was $203.4 million in 2018 and $167.8 million in 2017. Operating margins were 14.7% in 2018 and 12.3% in 2017. Restructuring and other costs reduced operating margins by 350 basis points in 2017.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $21.9 million in 2018 and $19.4 million in 2017. The increase in expense was primarily due to the increase in average debt outstanding.

Income Taxes
The effective income tax rate was 13.3% in 2018 and 39.6% in 2017. The effective tax rates in both 2018 and 2017 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances and mix of foreign earnings. The effective tax rate in 2018 was also favorably impacted by U.S. tax accounting method changes that were filed with the IRS in the second quarter of 2018 and generation of foreign tax credits during 2018. The 2017 effective tax rate was impacted by the limited tax deductibility of losses, the result of the cumulative foreign currency effect related to certain repatriation transactions, and restructuring and other activities.

On December 22, 2017, the U.S. enacted the 2017 Tax Legislation. The Act significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded a provisional net tax expense of $18.4 million during the fourth quarter of 2017. This amount consists of reevaluating the U.S. deferred tax assets and liabilities based on the lower corporate income tax rate, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. In 2018, the Company finalized its provisional estimates related to the Act resulting in an income tax benefit of $6.6 million. Sensient considers $11.8 million to be the final net tax expense related to the Act.

	2018	2017
Rate before 2017 Tax Legislation, restructuring and discrete items	20.7%	24.5%
2017 Tax Legislation	(3.7%)	12.4%
Restructuring impact	-	3.9%
Discrete items	(3.7%)	(1.2%)
Reported effective tax rate	13.3%	39.6%

The 2019 effective income tax rate is estimated to be between 22.0% and 23.0%, before any discrete items.

Acquisitions
On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This acquisition provides the Company with an umbrella technology, which supports applications for both the Flavors & Fragrances and Color segments. The Company is still in the process of integrating this business, and therefore, the Company has included its results in Corporate & Other.

On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a natural color company based in Lima, Peru. The Company paid $10.8 million of cash for this acquisition. The Company acquired net assets of $1.4 million and identified intangible assets, principally customer relationships of $2.0 million, and allocated the remaining $7.4 million to goodwill. These operations are included in the Color segment.

Index
Restructuring
Between March 2014 and 2017, the Company executed a restructuring plan (2014 Restructuring Plan) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. In accordance with GAAP, the Company recorded total restructuring costs of $36.5 million for the year ended December 31, 2017. No restructuring costs were recorded for the year ended December 31, 2018.

Divestiture
In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in selling and administrative expense, and incurred $0.7 million of outside professional fees and other related costs in 2016, as a result of the then anticipated divestiture.

In January 2017, the Company completed this divestiture for approximately $12.5 million. The Company recognized an additional non-cash loss of $11.6 million in 2017.

NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs as well as the impact of the 2017 Tax Legislation) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 are divestiture related costs, discussed under “Divestiture” above.

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

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2018	2017	% Change
Operating Income from continuing operations (GAAP)	$203,378	$167,806	21.2%
Restructuring – Cost of products sold	-	2,889
Restructuring – Selling and administrative	-	33,627
Other – Selling and administrative (1)	-	11,555
Adjusted operating income	$203,378	$215,877	(5.8%)

Net Earnings from continuing operations (GAAP)	$157,360	$89,600	75.6%
Restructuring & other, before tax	-	48,071
Tax impact of restructuring & other	-	(5,602)
2017 Tax Legislation	(6,634)	18,446
Adjusted net earnings	$150,726	$150,515	0.1%

Diluted EPS from continuing operations (GAAP)	$3.70	$2.03	82.3%
Restructuring & other, net of tax	-	0.96
2017 Tax Legislation	(0.16)	0.42
Adjusted diluted EPS	$3.55	$3.42	3.8%

(1)	The other costs are for the divestiture related costs discussed under “Divestiture” above.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2018 results compared to the 2017 results in the respective financial measures.

	Twelve Months Ended December 31, 2018
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	0.0%	1.1%	(1.1%)
Color	5.2%	0.4%	4.8%
Asia Pacific	0.0%	(0.1%)	0.1%
Total Revenue	1.8%	0.7%	1.1%

Operating Income From Continuing Operations
Flavors & Fragrances	(15.7%)	0.0%	(15.7%)
Color	1.4%	1.1%	0.3%
Asia Pacific	0.4%	1.3%	(0.9%)
Corporate & Other	(64.3%)	1.4%	(65.7%)
Operating Income from continuing operations	21.2%	0.2%	21.0%
Diluted EPS from continuing operations	82.3%	0.0%	82.3%

Adjusted operating income (1)	(5.8%)	0.7%	(6.5%)
Adjusted diluted EPS (1)	3.8%	0.6%	3.2%

(1)	Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable restructuring and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Acquisitions above for further information). This acquisition provides the Company with an umbrella technology, which supports applications for both the Flavors & Fragrances and Color segments. The Company is in the process of integrating this business, and therefore, the Company has included its results in Corporate & Other.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part IV, Item I, Note 11, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Fragrances, Color, and Asia Pacific segments.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $746.9 million in both 2018 and 2017. Foreign exchange rates increased segment revenue by approximately 1% in 2018. Segment revenue was consistent with the prior year due to higher revenue in Fragrances and Natural Ingredients, mostly offset by lower revenue in Flavors. The higher revenue in Fragrances is primarily a result of higher selling prices, favorable volumes, and favorable exchange rates. The higher revenue in Natural Ingredients is primarily a result of favorable volumes, partially offset by lower selling prices and the impact of the 2017 sale of the European Natural Ingredients business as part of the Company’s prior restructuring activities. The lower revenue in Flavors was primarily a result of lower volumes, partially offset by the favorable impact of exchange rates and higher selling prices.

Flavors & Fragrances segment operating income was $96.4 million in 2018 and $114.3 million in 2017, a decrease of approximately 16%. Foreign exchange rates had a minimal impact on segment operating income. The lower segment operating income was primarily a result of lower operating income in Flavors and Natural Ingredients. The lower operating income in Flavors was primarily a result of lower volumes (primarily at the production site affected by last year’s plant consolidation) and product mix, partially offset by higher selling prices, lower manufacturing and other costs, and lower raw material costs. The lower operating income in Natural Ingredients was primarily due to higher raw material costs, primarily onion, and lower selling prices, partially offset by higher volumes and lower manufacturing and other costs. Segment operating income as a percent of revenue was 12.9% and 15.3% for 2018 and 2017, respectively.

Index
Color
Segment revenue for the Color segment was $553.5 million in 2018 and $526.4 million in 2017, an increase of approximately 5%. Foreign exchange rates had a minimal impact on segment revenue. The higher segment revenue was primarily a result of higher revenue in Food & Beverage Colors and Cosmetics. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, the impact of the GlobeNatural acquisition (approximately 1%), favorable exchange rates, and higher selling prices. The higher revenue in Cosmetics was primarily a result of higher volumes.

Segment operating income for the Color segment was $114.9 million in 2018 and $113.4 million in 2017, an increase of approximately 1%. The higher segment operating income was primarily a result of higher operating income in Cosmetics, partially offset by unfavorable product mix and higher raw material costs in Food & Beverage Colors. The higher operating income in Cosmetics was primarily a result of higher volumes and selling prices, favorable product mix, lower raw material costs, and the favorable impact of exchange rates, partially offset by higher manufacturing and other costs. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 20.8% in 2018 compared to 21.5% in 2017.

Asia Pacific
Segment revenue for the Asia Pacific segment was $123.2 million for both 2018 and 2017. Foreign exchange rates had a minimal impact on segment revenues. Segment revenue was consistent with the prior year as higher selling prices were mostly offset by lower volumes.

Segment operating income for the Asia Pacific segment was $20.9 million in 2018 and $20.8 million in 2017, a slight increase over the prior year. The slight increase in segment operating income was a result of higher selling prices, favorable product mix, and favorable exchange rates, mostly offset by higher manufacturing and other costs. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 16.9% in both 2018 and 2017.

Corporate & Other
The Corporate & Other operating loss was $28.8 million in 2018 and $80.7 million in 2017. The lower operating loss was primarily a result of the absence in 2018 of the restructuring and other costs that were incurred in 2017 and lower performance based executive compensation incurred in 2018. Restructuring and other costs were $48.1 million in 2017. There were no restructuring and other costs incurred in 2018.

RESULTS OF CONTINUING OPERATIONS
2017 vs. 2016

Revenue
Sensient’s revenue was approximately $1.4 billion in both 2017 and 2016.

Gross Profit
The Company’s gross margin was 34.9% in 2017 and 34.4% in 2016. Included in the cost of products sold are $2.9 million and $2.1 million of restructuring costs for 2017 and 2016, respectively. The increase in the gross margin was primarily a result of higher selling prices and the favorable impact of a divestiture (See Note 13, Restructuring Charges, and Note 15, Divestiture), partially offset by higher raw material and manufacturing costs. Restructuring costs reduced gross margin by 20 basis points and 10 basis points in 2017 and 2016, respectively.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 22.6% in 2017 and 21.0% in 2016. Restructuring and other costs of $45.2 million and $24.0 million for 2017 and 2016, respectively, were included in selling and administrative expense. Selling and administrative expense as a percent of revenue was higher in 2017 than in 2016 primarily as a result of higher restructuring and other costs, partially offset by lower performance based executive compensation and professional fees. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 330 basis points and 180 basis points in 2017 and 2016, respectively.

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

Index
Income Taxes
The effective income tax rate was 39.6% in 2017 and 26.5% in 2016. The effective tax rates in both 2017 and 2016 were impacted by restructuring and other activities, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, adjustments to valuation allowances, and mix of foreign earnings. The effective tax rate in 2017 was also impacted by the limited tax deductibility of losses and the result of the cumulative foreign currency effect related to certain repatriation transactions.

On December 22, 2017, the U.S. enacted the 2017 Tax Legislation. The Act significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded a net charge of $18.4 million during the fourth quarter of 2017. This amount consisted of reassessing the U.S. deferred tax assets and liabilities based on the lower corporate income tax rate, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

Although the Company believed that $18.4 million was a reasonable estimate of the 2017 Tax Legislation, it was considered a provisional estimate. The Company received additional guidance on the 2017 Tax Legislation in 2018, and adjusted this provisional estimate during the third and fourth quarters of 2018 (See Note 10, Income Taxes).

	2017	2016
Rate before restructuring and discrete items	24.5%	27.7%
2017 Tax Legislation	12.4%	-
Restructuring impact	3.9%	1.0%
Discrete items	(1.2%)	(2.2%)
Reported effective tax rate	39.6%	26.5%

Restructuring
Between March 2014 and 2017, the Company executed a restructuring plan to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. In accordance with GAAP, the Company recorded total restructuring costs of $36.5 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively.

Divestiture
In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in selling and administrative expense, and incurred $0.7 million of outside professional fees and other related costs in 2016, as a result of the then anticipated divestiture.

In January 2017, the Company completed this divestiture for approximately $12.5 million. The Company recognized an additional non-cash loss of $11.6 million in 2017.

NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (which exclude restructuring and other costs as well as the impact of the 2017 Tax Legislation) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 and 2016 are divestiture related costs, discussed under “Divestiture” above.

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

Index
	Twelve Months Ended December 31,
(In thousands except per share amounts)	2017	2016	% Change
Operating Income from continuing operations (GAAP)	$167,806	$185,609	(9.6%)
Restructuring - Cost of products sold	2,889	2,065
Restructuring - Selling and administrative	33,627	12,486
Other – Selling and administrative (1)	11,555	11,535
Adjusted operating income	$215,877	$211,695	2.0%

Net Earnings from continuing operations (GAAP)	$89,600	$122,913	(27.1%)
Restructuring & other, before tax	48,071	26,086
Tax impact of restructuring & other	(5,602)	(4,999)
Impact of the 2017 Tax Legislature	18,446	-
Adjusted net earnings	$150,515	$144,000	4.5%

Diluted EPS from continuing operations (GAAP)	$2.03	$2.74	(25.9%)
Restructuring & other, net of tax	0.96	0.47
2017 Tax Legislation	0.42	-
Adjusted diluted EPS	$3.42	$3.21	6.5%

(1)	The other costs in 2017 and 2016 are for the divestiture related costs discussed under “Divestiture” above.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change in the 2017 results compared to the 2016 results in the respective financial measures.

	Twelve Months Ended December 31, 2017
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(6.1%)	0.0%	(6.1%)
Color	4.4%	0.9%	3.5%
Asia Pacific	1.6%	0.8%	0.9%
Total Revenue	(1.5%)	0.5%	(2.0%)

Operating Income From Continuing Operations
Flavors & Fragrances	(7.8%)	(0.4%)	(7.4%)
Color	7.2%	0.6%	6.5%
Asia Pacific	(12.0%)	1.1%	(13.1%)
Corporate & Other	18.9%	0.1%	18.7%
Operating Income from continuing operations	(9.6%)	0.2%	(9.8%)
Diluted EPS from continuing operations	(25.9%)	0.0%	(25.9%)

Adjusted operating income (1)	2.0%	0.2%	1.8%
Adjusted diluted EPS (1)	6.5%	0.3%	6.2%

(1)	Refer to table above for a reconciliation of these non-GAAP measures.

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

Index
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

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part IV, Item I, Note 11, Segment and Geographic Information, of this report.

Flavors & Fragrances
Segment revenue for the Flavors & Fragrances segment was $746.9 million in 2017 and $795.8 million in 2016, a decrease of approximately 6%. Foreign exchange did not have a material impact on revenue. The decrease in revenue was primarily due to lower revenue in Flavors and Natural Ingredients. The lower segment revenue in Flavors was primarily due to the divestiture and lower volumes, partially offset by higher selling prices. The lower segment revenue in Natural Ingredients was primarily due to lower volumes and the divestiture, partially offset by higher selling prices.

Segment operating income for the Flavors & Fragrances segment was $114.3 million in 2017, and $124.1 million in 2016. The lower segment operating income was primarily a result of lower segment operating income in Flavor and Fragrances. The lower operating income in Flavor was primarily due to unfavorable volume and product mix, and higher manufacturing and other costs, partially offset by higher selling prices. The lower operating income in Fragrances was primarily due to higher manufacturing and other costs. Segment operating margin was 15.3% in 2017 and 15.6% in 2016.

Color
Segment revenue for the Color segment was $526.4 million in 2017, and $504.1 million in 2016, an increase of approximately 4%. The increase in revenue was primarily due to higher revenue in non-food colors. The higher revenue in non-food colors was primarily due to higher volumes, primarily in cosmetic colors, and higher selling prices.

Segment operating income for the Color segment was $113.4 million in 2017, and $105.8 million in 2016, an increase of approximately 7%. The higher segment operating income was due to higher segment operating income in non-food colors, partially offset by lower segment operating income in food and beverage colors. The higher operating income for non-food colors was primarily due to favorable volume and product mix. The lower profit for food and beverage colors was primarily due to unfavorable volume and product mix and higher manufacturing and other costs, partially offset by higher selling prices. Segment operating margin was 21.5% in 2017 and 21.0% in 2016.

Asia Pacific
Segment revenue for the Asia Pacific segment was $123.2 million in 2017, and $121.2 million in 2016, an increase of approximately 2%. The higher segment revenue was due to higher selling prices, partially offset by lower volumes.

Segment operating income for the Asia Pacific segment was $20.8 million in 2017, and $23.6 million in 2016, a decrease of 12%. The lower segment operating income was a result of higher manufacturing and other costs and unfavorable volume and product mix, partially offset by higher selling prices. Segment operating margin was 16.9% in 2017 and 19.5% in 2016.

Corporate & Other
The Corporate & Other expenses were $80.7 million in 2017 and $67.9 million in 2016, an increase of approximately 19%, primarily due to higher restructuring and other costs partially offset by lower performance based executive compensation and professional services. The Company evaluates segment performance before restructuring and other costs, and reports all of the restructuring and other costs in Corporate & Other. Restructuring and other costs were $48.1 million and $26.1 million in 2017 and 2016, respectively.

LIQUIDITY AND FINANCIAL POSITION
Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2018. In the fourth quarter of 2018, the Company amended its accounts receivable securitization program, and increased the commitment size from $60 million to $70 million. See Note 8, Accounts Receivable Securitization, for additional information.

The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2019 results.

Index
Cash Flows from Operating Activities
Net cash provided by operating activities was $83.5 million in 2018; $36.3 million in 2017; and $183.6 million in 2016. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, shareholder dividends, acquisitions, and share repurchases. The increase in net cash provided by operating activities in 2018 is primarily due to the adoption of ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which required certain cash receipts related to the Company’s accounts receivable securitization (i.e. the deferred purchase price) to be classified as investing activities. As a result, the Company included $91.1 million, $141.5 million, and $35.4 million of cash received as deferred purchase price as investing activities, which were previously recorded as operating activities, in 2018, 2017, and 2016, respectively. The decrease in net cash provided by operating activities in 2017 is primarily due to the impact of the adoption of ASU 2016-15, higher working capital balances, and the timing of tax payments.

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities was $14.8 million in 2018; $110.4 million in 2017; and $(36.4) million in 2016. Capital expenditures were $50.7 million in 2018; $56.3 million in 2017; and $81.2 million in 2016. As required under ASU 2016-15, the Company included $91.1 million, $141.5 million and $35.4 million of cash received as deferred purchase price under its accounts receivable securitization as cash provided by investing activities in 2018, 2017, and 2016, respectively. In 2018, the Company purchased Mazza Innovation Limited, for approximately $19.8 million, GlobeNatural for approximately $10.8 million, and the assets of one other business for an immaterial amount. In 2017, the Company sold a facility and certain related business lines in Strasbourg, France, for approximately $12.5 million, its European Natural Ingredients business for a nominal amount, and two other production facilities for $10.1 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $98.7 million in 2018; $153.4 million in 2017; and $128.0 million in 2016. The Company had a net increase in debt of $38.2 million in 2018; a net decrease in debt of $8.8 million in 2017; and a net decrease in debt of $24.5 million in 2016. Sensient purchased $76.7 million, $87.2 million, and $50.1 million of Company stock, which settled in 2018, 2017, and 2016, respectively.

The Company has paid uninterrupted quarterly cash dividends since commencing public trading in its stock in 1962. In the fourth quarter of 2018, the Company increased its quarterly dividend from 33 cents per share to 36 cents per share. Dividends paid per share were $1.35 in 2018, $1.23 cents in 2017, and $1.11 cents in 2016. Total dividends paid were $57.4 million, $54.0 million, and $49.6 million in 2018, 2017, and 2016, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
Sensient purchased 1.1 million shares of Company stock in 2018 for a total cost of $76.7 million; 1.1 million shares of Company stock in 2017 for a total cost of $87.2 million; and 0.7 million shares of Company stock in 2016 for a total cost of $47.5 million. In 2014, the Board approved a share repurchase program under which the Company was authorized to repurchase five million shares of Company stock. In October 2017, the Board of Directors authorized the repurchase of up to three million additional shares. As of December 31, 2018, 2.2 million shares were available to be repurchased under existing authorizations. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

CRITICAL ACCOUNTING POLICIES
In preparing the financial statements in accordance with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that have an impact on the asset, liability, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the U.S., and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventories, and property, plant, and equipment. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas:

Revenue Recognition
The Company recognizes revenue as the transfer of control of its products to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company and the Company has no remaining obligations, which is typically at shipment. See Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this report for additional details.

Index
Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2018. In conducting its annual test for impairment, the Company performed a qualitative assessment of its previously calculated fair values for each of its reporting units, as the Company believes it is not more likely than not that goodwill is impaired. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were over 100% above their respective net book values. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method with the exception of certain locations of the Flavors & Fragrances segment where cost is determined using a weighted average method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

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

CONTRACTUAL OBLIGATIONS
The Company is subject to certain contractual obligations, including long-term debt, operating leases, manufacturing purchases, and pension benefit obligations. The Company had unrecognized tax benefits of $4.8 million as of December 31, 2018. However, the Company cannot make a reasonably reliable estimate of the period of potential cash settlement of the liabilities and, therefore, has not included unrecognized tax benefits in the following table of significant contractual obligations as of December 31, 2018.

PAYMENTS DUE BY PERIOD
(in thousands)	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt	$689,553	$10,963	$27,393	$464,008	$187,189
Interest payments on long-term debt	85,401	19,069	36,642	21,736	7,954
Operating lease obligations	30,535	9,749	10,604	5,921	4,261
Manufacturing purchase commitments	441,751	404,728	36,305	718	-
Pension funding obligations	23,732	1,532	3,099	5,534	13,567
Total contractual obligations	$1,270,972	$446,041	$114,043	$497,917	$212,971

Index
NEW PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities the option to reclassify to retained earnings tax effects related to the change in federal tax rate for all items accounted for in Accumulated Other Comprehensive Income (AOCI). The Company adopted this standard in the fourth quarter of 2018, and as a result, has elected to reclassify $1.4 million from AOCI to Earnings Reinvested in the Business on the Consolidated Statements of Shareholders’ Equity as of January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018, and as a result, the Company’s non-service cost portion of its pension expense is now recorded in Interest Expense on the Company’s Consolidated Statement of Earnings. The Company’s service cost portion of pension expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings. This change did not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Prior to the adoption of ASU 2016-16, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018 resulting in a cumulative effect of $0.4 million increase to Earnings reinvested in the business; an increase of $3.0 million to Deferred Tax Assets; a decrease of $3.7 million to Prepaid Expenses and Other Current Assets; and a decrease of $1.1 million to Deferred Tax Liabilities on the Company’s Consolidated Balance Sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as an investing transaction. There is also a requirement to classify cash receipts received that are related to beneficial interests in previously transferred receivables (i.e., deferred purchase price) as inflows from investing activities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018 and has included $91.1 million, $141.5 million, and $35.4 million as cash flows from investing activities for the years ended December 31, 2018, 2017, and 2016, respectively, related to collections on beneficial interests in previously transferred receivables.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 using the modified retrospective method. The adoption of this new standard did not have an impact on the revenue recognized by the Company. The Company has updated its revenue recognition accounting policy, as outlined above, and has included a disclosure on its disaggregated revenue in Note 11, Segment and Geographic Information.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2017, the Company created a project team within its Corporate Finance Department to review the impact that this ASU will have on the Company. During 2018, the project team has gathered and reviewed existing leases and other relevant documents across all of the Company’s segments and installed a software solution to facilitate the implementation of this new standard. The Company believes it has a complete population of leasing agreements and has analyzed the agreements. The Company has also implemented additional internal controls over the evaluation of new leases and the implementation of this ASU around leases. The Company has updated its Audit Committee on the status of the implementation of this ASU. The Company’s current estimate of the impact of this ASU on the Company’s Consolidated Financial Statements is the recognition of lease assets and liabilities in the range of $19 million to $22 million based on current interest rates and population of leases. The Company will continue to evaluate this range and the impact on the Company’s Consolidated Financial Statements. The Company expects to finalize its implementation calculations in the first quarter of 2019.

Index
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. This standard will be applied prospectively and is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the expected impact of this standard.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the requirements on fair value measurements by removing, modifying, or adding certain disclosures. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks, including changes in interest rates, currency exchange rates, and commodity prices. Where possible, the Company nets certain of these exposures to take advantage of natural offsets. For certain remaining exposures, the Company may enter into various derivative transactions pursuant to the Company’s hedging policies. The financial impacts of these hedging instruments are offset by corresponding changes in the underlying exposures being hedged.

The Company does not hold or issue derivative financial instruments for trading purposes. Note 1 and Note 5 to the Consolidated Financial Statements include discussions of the Company’s accounting policies for financial instruments.

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was an asset of $0.1 million and a liability of $0.6 million as of December 31, 2018 and 2017, respectively. At December 31, 2018, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $2.1 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Index
The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These non-derivative debt instruments act as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.7 million at December 31, 2018. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2018, the potential increase or decrease in annual interest expense, assuming a hypothetical 10% fluctuation in interest rates of floating rate debt, would be approximately $0.8 million.

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

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2018, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). As allowed by Securities and Exchange Commission guidance, management excluded from its assessment GlobeNatural and Mazza Innovation Limited, which were acquired in 2018 and constituted 2.3% and 3.4% of total assets and net assets, respectively, as of December 31, 2018, and 0.3% of revenues for the year then ended. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company’s internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Index
Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2018 (“2019 Proxy Statement”), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” and “Equity Compensation Plan Information” portions of the 2019 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the 2019 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2019 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2019 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2019 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1.	Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets – December 31, 2018 and 2017	33

Consolidated Statements of Earnings – Years ended December 31, 2018, 2017 and 2016	31

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016	32

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2018, 2017 and 2016	35

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016	34

Notes to Consolidated Financial Statements	36-56

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	59

All other schedules are omitted because they are inapplicable, not required by the instructions, or the information is included in the consolidated financial statements or notes thereto.

Item 16.	Form 10-K Summary.

None.

Index
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(in thousands except per share amounts)	2018	2017	2016

Revenue	$1,386,815	$1,362,265	$1,383,210
Cost of products sold	920,686	886,775	907,783
Selling and administrative expenses	262,751	307,684	289,818
Operating income	203,378	167,806	185,609
Interest expense	21,853	19,383	18,324
Earnings before income taxes	181,525	148,423	167,285
Income taxes	24,165	58,823	44,372
Earnings from continuing operations	157,360	89,600	122,913
Gain from discontinued operations, net of tax	-	-	3,343
Net earnings	$157,360	$89,600	$126,256

Earnings per common share:

Basic:
Continuing operations	$3.71	$2.05	$2.76
Discontinued operations	-	-	0.08
Earnings per common share	$3.71	$2.05	$2.84

Diluted:
Continuing operations	$3.70	$2.03	$2.74
Discontinued operations	-	-	0.07
Earnings per common share	$3.70	$2.03	$2.82

Weighted average number of common shares outstanding:
Basic	42,404	43,780	44,523
Diluted	42,499	44,031	44,843

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)	Years Ended December 31,
	2018	2017	2016
Net earnings	$157,360	$89,600	$126,256
Cash flow hedges adjustment, net of tax of $32, $10 and $89, respectively	816	(584)	(249)
Pension adjustment, net of tax of $347, $778 and $785, respectively	1,027	2,228	1,856
Foreign currency translation on net investment hedges	13,661	(28,871)	6,989
Tax effect of current year activity on net investment hedges	(3,393)	10,812	(2,733)
Foreign currency translation on long-term intercompany loans	3,276	7,013	(494)
Tax effect of current year activity on intercompany long-term loans	(2,498)	-	-
Reclassification of cumulative translation to net earnings	-	6,782	(3,257)
Other foreign currency translation	(27,721)	66,751	(45,515)
Total comprehensive income	$142,528	$153,731	$82,853

See notes to consolidated financial statements.

Index
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$31,901	$29,344
Trade accounts receivable, less allowance for losses of $5,976 and $6,000, respectively	255,350	195,439
Inventories	490,757	463,517
Prepaid expenses and other current assets	44,857	43,206
Assets held for sale	-	1,969
Total current assets	822,865	733,475
Other assets	66,788	68,251
Deferred tax assets	9,189	7,885
Intangible assets – at cost, less accumulated amortization of $20,325 and $17,432, respectively	18,867	7,211
Goodwill	416,175	408,995
Property, Plant and Equipment:
Land	36,787	35,198
Buildings	318,463	317,464
Machinery and equipment	688,003	687,896
Construction in progress	34,772	40,833
	1,078,025	1,081,391
Less accumulated depreciation	(586,969)	(582,868)
	491,056	498,523
Total assets	$1,824,940	$1,724,340

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$131,812	$109,780
Accrued salaries, wages and withholdings from employees	23,410	23,613
Other accrued expenses	31,198	51,764
Income taxes	8,234	11,036
Short-term borrowings	20,046	20,130
Total current liabilities	214,700	216,323
Deferred tax liabilities	28,976	18,724
Other liabilities	8,554	13,539
Accrued employee and retiree benefits	23,210	19,294
Long-term debt	689,553	604,159
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid‑in capital	101,663	107,176
Earnings reinvested in the business	1,516,243	1,414,485
Treasury stock, 11,731,223 and 10,759,291 shares, respectively, at cost	(597,800)	(525,422)
Accumulated other comprehensive loss	(165,555)	(149,334)
	859,947	852,301
Total liabilities and shareholders’ equity	$1,824,940	$1,724,340

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Years ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net earnings	$157,360	$89,600	$126,256
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	53,244	48,518	47,019
Share-based compensation	503	5,855	7,709
Net loss on assets	63	2,552	9,755
Loss on divestiture of business	—	33,160	—
Liquidation of foreign entity	—	—	(3,257)
Deferred income taxes	9,844	17,414	10,428
Changes in operating assets and liabilities:
Trade accounts receivable	(96,638)	(130,835)	(4,270)
Inventories	(34,114)	(47,345)	(20,064)
Prepaid expenses and other assets	(12,544)	14,072	(4,096)
Accounts payable and other accrued expenses	7,457	4,804	2,332
Accrued salaries, wages and withholdings from employees	599	(4,361)	3,347
Income taxes	(7,335)	2,846	5,959
Other liabilities	5,081	27	2,521
Net cash provided by operating activities	83,520	36,307	183,639

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(50,740)	(56,344)	(81,216)
Cash receipts on sold receivables	91,142	141,465	35,414
Proceeds from sale of assets	2,615	10,485	6,254
Proceeds from divesture of business	—	12,457	—
Acquisition of new business	(31,100)	—	—
Other investing activities	2,916	2,319	3,184
Net cash provided by (used in) investing activities	14,833	110,382	(36,364)

Cash Flows from Financing Activities
Proceeds from additional borrowings	322,529	231,174	222,562
Debt payments	(284,332)	(239,950)	(247,092)
Purchase of treasury stock	(76,734)	(87,217)	(50,100)
Dividends paid	(57,410)	(54,038)	(49,635)
Other financing activities	(2,777)	(3,383)	(3,706)
Net cash used in financing activities	(98,724)	(153,414)	(127,971)

Effect of exchange rate changes on cash and cash equivalents	2,928	10,204	(5,436)

Net increase in cash and cash equivalents	2,557	3,479	13,868
Cash and cash equivalents at beginning of year	29,344	25,865	11,997

Cash and cash equivalents at end of year	$31,901	$29,344	$25,865

Cash paid during the year for:
Interest	$21,567	$19,523	$18,474
Income taxes	24,089	29,261	29,217
Capitalized interest	604	486	1,061

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2015	$5,396	$109,974	$1,302,302	9,174,843	$(402,483)	$(170,062)
Net earnings			126,256
Other comprehensive income (loss)						(43,403)
Cash dividends paid – $1.11 per share			(49,635)
Share-based compensation		7,709
Stock options exercised		(650)		(30,500)	1,354
Non-vested stock issued upon vesting		(7,769)		(172,147)	7,769
Benefit plans		229		(15,839)	698
Purchase of treasury stock				702,698	(47,534)
Other		(1,807)		57,449	(2,603)
Balances at December 31, 2016	5,396	107,686	1,378,923	9,716,504	(442,799)	(213,465)
Net earnings			89,600
Other comprehensive income						64,131
Cash dividends paid – $1.23 per share			(54,038)
Share-based compensation		5,855
Stock options exercised		(202)		(10,667)	499
Non-vested stock issued upon vesting		(5,478)		(114,393)	5,478
Benefit plans		445		(12,999)	596
Purchase of treasury stock				1,139,734	(87,217)
Other		(1,130)		41,112	(1,979)
Balances at December 31, 2017	5,396	107,176	1,414,485	10,759,291	(525,422)	(149,334)
Net earnings			157,360
Other comprehensive income (loss)						(14,832)
Cash dividends paid – $1.35 per share			(57,410)
Share-based compensation		503
Stock options exercised		(80)		(4,000)	200
Non-vested stock issued upon vesting		(5,454)		(111,185)	5,454
Benefit plans		350		(15,126)	769
Purchase of treasury stock				1,060,000	(76,734)
Other		(832)	1,808	42,243	(2,067)	(1,389)
Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)

See notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2018, 2017, and 2016

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; cosmetic, fragrances, pharmaceutical, and nutraceutical systems; specialty inks and colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring and other costs, and the results of Mazza Innovation Limited (see Note 2, Acquisitions, for further information) are included in the “Corporate & Other” category.

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for one of the Company’s business units within the Color Group have been reported as a discontinued operation for the period ended December 31, 2016. See Note 14, Discontinued Operations, for further information regarding discontinued operations.

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

Revenue Recognition
The Company recognizes revenue as the transfer of control of its products to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five-step approach:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies the performance obligations

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

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market (See Note 11, Segment and Geographic Information, for further information).

Index
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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method with the exception of certain locations of the Flavors & Fragrances Group where cost is determined using a weighted average method. Inventories include finished and in-process products totaling $320.4 million and $310.4 million at December 31, 2018 and 2017, respectively, and raw materials and supplies of $170.4 million and $153.1 million at December 31, 2018 and 2017, respectively.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2016, which indicated a substantial premium compared to the carrying value of net assets, including goodwill. In 2018 and 2017, the Company completed a qualitative assessment in comparison to the quantitative assessment performed in 2016, noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2018, 2017, or 2016.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 20 years. These assets include technological know-how, customer relationships, patents, trademarks, and non-compete agreements, among others.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s 2014 Restructuring Plan as well as the Company’s divestiture of a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. See Note 13, Restructuring Charges, and Note 15, Divestiture, for additional information.

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

Index
The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. Generally, these risk management transactions involve the use of foreign currency derivatives to protect against exposure resulting from recorded accounts receivable and payable. The Company may utilize forward exchange contracts, generally with maturities of less than 18 months, which qualify as cash flow hedges. Generally, these foreign exchange contracts are intended to offset the effect of exchange rate fluctuations on non-functional currency denominated sales and purchases. For derivative instruments that are designated as cash flow hedges, gains and losses are deferred in accumulated other comprehensive income (OCI) until the underlying transaction is recognized in earnings.

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

Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2018, 2017, and 2016.

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

Earnings Per Share
The difference between basic and diluted earnings per share (EPS) is the dilutive effect of stock options and non-vested stock. Diluted EPS assumes that non-vested stock has vested and all dilutive stock options, for which the average market price exceeds the exercise price (in-the-money), are exercised. Stock options for which the exercise price exceeds the average market price (out-of-the-money) have an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation.

Index
The following table sets forth the computation of basic and diluted EPS from continuing operations for the years ended December 31:
	Years Ended December 31,
(in thousands except per share amounts)	2018	2017	2016
Numerator:
Net earnings from continuing operations	$157,360	$89,600	$122,913
Denominator:
Denominator for basic EPS - weighted average common shares	42,404	43,780	44,523
Effect of dilutive securities	95	251	320
Denominator for diluted EPS - diluted weighted average shares outstanding	42,499	44,031	44,843

EPS from continuing operations
Basic	$3.71	$2.05	$2.76
Diluted	$3.70	$2.03	$2.74

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2018, 2017, and 2016.

In 2018, 2017, and 2016, there were no anti-dilutive stock options. All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 9, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in selling and administrative expenses in the year they are incurred. Research and development costs related to continuing operations were $43.0 million during the year ended December 31, 2018, and $40.9 million in both years ended December 31, 2017 and 2016.

Advertising
Advertising costs are recorded in selling and administrative expenses as they are incurred. Advertising costs related to continuing operations were $2.5 million, $2.2 million, and $2.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities the option to reclassify to retained earnings tax effects related to the change in federal tax rate for all items accounted for in Accumulated Other Comprehensive Income (AOCI). The Company adopted this standard in the fourth quarter of 2018, and as a result, has elected to reclassify $1.4 million from AOCI to Earnings Reinvested in the Business on the Consolidated Statements of Shareholders’ Equity as of January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as the other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018, and as a result, the Company’s non-service cost portion of its pension expense is now recorded in Interest Expense on the Company’s Consolidated Statement of Earnings. The Company’s service cost portion of pension expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings. This change did not have a material impact on the Company’s consolidated financial statements.

Index
In December 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Prior to the adoption of ASU 2016-16, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use. ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018 resulting in a cumulative effect of $0.4 million increase to Earnings reinvested in the business; an increase of $3.0 million to Deferred Tax Assets; a decrease of $3.7 million to Prepaid Expenses and Other Current Assets; and a decrease of $1.1 million to Deferred Tax Liabilities on the Company’s Consolidated Balance Sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among these changes is a requirement that a transferor’s receipt of a beneficial interest in securitized trade receivables be disclosed as an investing transaction. There is also a requirement to classify cash receipts received that are related to beneficial interests in previously transferred receivables (i.e., deferred purchase price) as inflows from investing activities. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of 2018 and has included $91.1 million, $141.5 million, and $35.4 million as cash flows from investing activities for the years ended December 31, 2018, 2017, and 2016, respectively, related to collections on beneficial interests in previously transferred receivables.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The requirements of the new standard are effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 using the modified retrospective method. The adoption of this new standard did not have an impact on the revenue recognized by the Company. The Company has updated its revenue recognition accounting policy, as outlined above, and has included a disclosure on its disaggregated revenue in Note 11, Segment and Geographic Information.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2017, the Company created a project team within its Corporate Finance Department to review the impact that this ASU will have on the Company. During 2018, the project team has gathered and reviewed existing leases and other relevant documents across all of the Company’s segments and installed a software solution to facilitate the implementation of this new standard. The Company believes it has a complete population of leasing agreements and has analyzed the agreements. The Company has also implemented additional internal controls over the evaluation of new leases and the implementation of this ASU around leases. The Company has updated its Audit Committee on the status of the implementation of this ASU. The Company’s current estimate of the impact of this ASU on the Company’s Consolidated Financial Statements is the recognition of lease assets and liabilities in the range of $19 million to $22 million based on current interest rates and population of leases. The Company will continue to evaluate this range and the impact on the Company’s Consolidated Financial Statements. The Company expects to finalize its implementation calculations in the first quarter of 2019.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

Index
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. This standard will be applied prospectively and is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the expected impact of this standard.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the requirements on fair value measurements by removing, modifying, or adding certain disclosures. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

2. Acquisitions

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This acquisition provides the Company with an umbrella technology, which will support applications for both the Flavors & Fragrances and Color segments. The Company is still in the process of integrating this business, and, therefore, the Company has included its results in Corporate & Other.

On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a natural color company based in Lima, Peru. The Company paid $10.8 million of cash for this acquisition. The Company acquired net assets of $1.4 million and identified intangible assets, principally customer relationships, of $2.0 million, and allocated the remaining $7.4 million to goodwill. These operations are included in the Color segment.

3. Goodwill and Intangible Assets

At December 31, 2018 and 2017, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2018 and 2017:

		2018		2017
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	18.9	$14,570	$(6,768)	$7,510	$(6,505)
Customer relationships	17.4	8,761	(5,673)	6,869	(5,244)
Patents, trademarks, non-compete agreements, and other	15.4	15,861	(7,884)	10,264	(5,683)

Total finite-lived intangibles	17.2	$39,192	$(20,325)	$24,643	$(17,432)

Amortization of intangible assets was $2.3 million in 2018; $1.6 million in 2017; and $1.3 million in 2016. Estimated amortization expense, for the five years subsequent to December 31, 2018, is $2.3 million in 2019 and 2020; $2.1 million in 2021; $2.0 million in 2022; and $1.7 million in 2023.

Index
The changes in goodwill for the years ended December 31, 2018 and 2017, by reportable business segment, were as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Balance as of December 31, 2016	$109,369	$272,006	$2,193	$-	$383,568
Currency translation impact	5,624	18,883	920	-	25,427
Balance as of December 31, 2017	114,993	290,889	3,113	-	408,995
Currency translation impact	(891)	(8,269)	52	-	(9,108)
Acquisitions	-	7,434	-	8,854	16,288
Balance as of December 31, 2018	$114,102	$290,054	$3,165	$8,854	$416,175

4. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(in thousands)	2018	2017
3.66% senior notes due November 2023	$75,000	$75,000
3.65% senior notes due May 2024	27,000	27,000
4.19% senior notes due November 2025	25,000	-
1.27% Euro-denominated senior notes due May 2024	57,333	60,024
1.71% Euro-denominated senior notes due May 2027	45,866	48,019
3.06% Euro-denominated senior notes due November 2023	43,856	45,914
1.85% Euro-denominated senior notes due November 2022	76,662	80,260
4.47% senior notes due November 2018	-	25,000
2.53% British Pound-denominated notes due November 2023	31,884	-
2.76% British Pound-denominated notes due November 2025	31,884	-
Term loan	132,313	141,375
Long-term revolving credit facility	142,061	100,712
Various other notes	923	1,068
	689,782	604,372
Less debt fees	(229)	(213)
Total long-term debt	$689,553	$604,159

In June 2018, the Company amended its accounts receivable securitization program with Wells Fargo & Company (Wells Fargo). The program was further amended on October 1, 2018, to increase the amount from $60 million to $70 million. In connection with the amendments, the Company entered into conforming amendments to its revolving credit facility and outstanding note purchase agreements. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $70 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is LIBOR plus 0.75%. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility, or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet. As of December 31, 2018, the amount was fully drawn.

In July 2018, the Company borrowed 50 million British Pounds and 45 million Euros under its revolving credit facility to act as a partial hedge of the Company’s net asset positions in British Pounds and Euros. See Note 5, Derivatives and Hedging Activity, for additional information. The proceeds of these borrowings were used to repay the U.S. dollar denominated borrowings under the Company’s revolving credit facility.

In November 2018, the Company replaced the 50 million British Pounds revolver borrowing with 50 million British Pounds of private placement notes. The two notes were issued for 25 million British Pounds each, maturing in November 2023 and November 2025, and bearing interest rates of 2.53% and 2.76%, respectively. At the same time, the Company issued $25 million of private placement notes, maturing in November 2025, and bearing an interest rate of 4.19%, the proceeds of which were used to repay maturing private placement debt.

The borrowings under the Term Loan had an average interest rate of 3.48% and 2.58% for the years ended December 31, 2018 and 2017, respectively.

Index
The borrowings under the long-term revolving credit facility had an average interest rate of 2.08% and 1.77% for the years ended December 31, 2018 and 2017, respectively.

The aggregate amounts of contractual maturities on long-term debt for the five years subsequent to December 31, 2018, are as follows: 2019, $11.0 million; 2020, $12.8 million; 2021, $14.6 million; 2022, $313.1 million; and 2023, $150.9 million.

The Company has approximately $11.0 million of long-term debt that matures in 2019. The Company is able and intends to refinance these maturities under the long-term revolving credit facility. Accordingly, that maturing debt has been classified as long-term debt in the Consolidated Balance Sheet.

The Company had $264.5 million available under the revolving credit facility and $121.8 million available under other lines of credit from several banks at December 31, 2018.

Substantially all of the senior loan agreements contain restrictions concerning interest coverage, borrowings, and investments. The Company is in compliance with all of these restrictions at December 31, 2018. The following table summarizes the Company’s most restrictive loan covenants calculated in accordance with the applicable agreements as of December 31, 2018:

	Actual	Required
Debt to EBITDA(1) (Maximum)	2.79	<3.50
Interest Coverage (Minimum)	6.15	>2.00

(1)
Debt to EBITDA is defined in the Company’s debt covenants as total funded debt divided by the Company’s consolidated operating income excluding non-operating gains and losses and depreciation and amortization.

The Company had stand-by and trade letters of credit outstanding of $6.4 million and $5.9 million as of December 31, 2018 and 2017, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(in thousands)	2018	2017
Uncommitted loans	$19,768	$19,192
Loans of foreign subsidiaries	278	938
Total	$20,046	$20,130

The weighted average interest rates on short-term borrowings were 3.24 % and 2.46% at December 31, 2018 and 2017, respectively.

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $76.0 million and $44.9 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the amount deferred in OCI was $0.8 million. For the years ended December 31, 2018 and 2017, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Index
Net Investment Hedges
The Company has certain debt denominated in Euros, Swiss Francs and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of December 31, 2018 and 2017, the total value of the Company’s Euro, Swiss Franc and British Pound debt designated as net investment hedges was $366.5 million and $261.9 million, respectively. The impact of foreign exchange rates on these debt instruments has decreased debt by $13.7 million and increased debt by $28.9 million for the years ended December 31, 2018 and 2017, respectively. These amounts have been recorded as foreign currency translation in OCI.

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

6. Share-Based Compensation

The Company has various stock plans under which employees and directors may be granted non-vested stock which vests over a specific time period. The 2007 Stock Plan, which expired April 26, 2017, allowed for the granting of non-vested stock in the form of restricted stock, restricted stock units, non-qualified stock options or incentive stock options, and stock appreciation rights. In April 2017, the Company’s 2017 Stock Plan was approved, which authorized 1.8 million shares to be granted as non-vested stock in the form of restricted stock, restricted stock units, non-qualified stock options or incentive stock options, and stock appreciation rights. As of December 31, 2018, there were 1.6 million shares available to be granted as non-vested stock under the Company’s existing stock plans.

Expense for shares of non-vested stock is recognized over the vesting period with a pro-rata vesting upon retirement. The vesting period is three years beginning with awards granted in December 2013. During the period of restriction, the holder of non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock.

The grants issued after December 2013, to elected officers, consist of 100% performance stock unit awards which are based on a three-year performance and vesting period and a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant. The holders of the performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and the shares of stock are issued.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	542	$48.94	$34,063
Granted	119	69.92
Vested	(172)	43.42
Cancelled	(54)	52.41
Outstanding at December 31, 2016	435	56.44	34,184
Granted	115	74.26
Vested	(114)	39.75
Cancelled	(24)	63.62
Outstanding at December 31, 2017	412	65.64	30,113
Granted	142	59.45
Vested	(111)	56.91
Cancelled	(63)	64.71
Outstanding at December 31, 2018	380	$66.02	$21,239

The total intrinsic values of shares vested during 2018, 2017, and 2016, was $7.7 million, $8.8 million, and $12.8 million, respectively.

Index
As of December 31, 2018, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $12.5 million, which will be amortized over the weighted average remaining service period of 1.48 years.

Total pre-tax share-based compensation recognized in the Consolidated Statements of Earnings was $0.5 million, $5.9 million, and $7.7 million in 2018, 2017, and 2016, respectively. Fluctuations in share-based compensation was primarily due to performance based executive stock compensation. Tax related (costs) benefits of ($0.3) million, $0.5 million, and $2.8 million were also recognized in 2018, 2017, and 2016, respectively. Cash received from the exercise of stock options was $0.1 million, $0.3 million, and $0.7 million for 2018, 2017, and 2016, respectively, and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

7. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $6.0 million in 2018 and 2017, and $6.7 million in 2016.

Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(in thousands)	2018	2017

Benefit obligation at beginning of year	$37,757	$41,691
Service cost	1,465	1,939
Interest cost	1,137	1,222
Foreign currency exchange rate changes	(761)	1,607
Benefits paid	(2,480)	(9,633)
Amendments	145	-
Actuarial (gain) loss	(3,111)	931
Benefit obligation at end of year	34,152	37,757
Plan assets at beginning of year	31,768	36,141
Company contributions	886	1,195
Foreign currency exchange rate changes	(1,315)	2,318
Benefits paid	(2,480)	(9,633)
Actual (loss) gain on plan assets	(560)	1,747
Plan assets at end of year	28,299	31,768
Funded status	$(5,853)	$(5,989)
Accumulated benefit obligation	$33,562	$36,951

Amounts recognized in the Consolidated Balance Sheets at December 31:

(in thousands)	2018	2017

Accrued employee and retiree benefits	$(15,245)	$(13,304)
Other accrued expenses	(779)	(2,731)
Other assets	10,171	10,046
Net liability	$(5,853)	$(5,989)

Index
Components of annual benefit cost:

(In thousands)	2018	2017	2016

Service cost	$1,465	$1,939	$2,091
Interest cost	1,137	1,222	1,669
Expected return on plan assets	(896)	(892)	(1,141)
Recognized actuarial (gain) loss	(141)	(187)	193
Settlement (income) expense	(179)	3,796	543
Defined benefit expense	$1,386	$5,878	$3,355

Weighted average liability assumptions as of December 31:

	2018	2017
Discount rate	3.80%	3.16%
Expected return on plan assets	3.21%	3.03%
Rate of compensation increase	0.31%	0.33%

Weighted average cost assumptions for the year ended December 31:

	2018	2017
Discount rate	3.16%	3.48%
Expected return on plan assets	3.03%	2.85%
Rate of compensation increase	0.33%	0.43%

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

The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2018, which include employees’ expected future service, are as follows: 2019, $1.5 million; 2020, $ 1.5 million; 2021, $1.6 million; 2022, $3.9 million; 2023, $1.6 million; and $13.6 million in total for the years 2024 through 2028.

The Company expects to contribute $1.1 million to defined benefit plans in 2019.

Amounts in accumulated other comprehensive income at December 31 were as follows:

(In thousands)	2018	2017
Unrecognized net actuarial (gain) loss	$(901)	$1,112
Prior service cost	145	-
Total before tax effects	$(756)	$1,112

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2018	2017	2016

Net actuarial gain arising during the period	$1,257	$921	$1,312
Prior service cost	(127)	-	-
Amortization of actuarial (gain) loss, included in defined benefit expense	(103)	1,307	544
Pension adjustment, net of tax	$1,027	$2,228	$1,856

The estimated actuarial gain for the defined benefit plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost during 2019 is $0.1 million.

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

Index
The following table presents the Company’s pension plan assets by asset category as of December 31, 2018 and 2017:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
(in thousands)	2018	Level 1	Level 2	Level 3	2017	Level 1	Level 2	Level 3
Equity Funds
Domestic	$5,385	$5,385	$—	$—	$6,226	$6,226	$—	$—
International	83	—	83	—	101	—	101	—
International Fixed Income Funds	22,703	1,111	21,592	—	25,340	934	24,406	—
Other investments	128	47	81	—	101	44	57	—
Total assets at fair value	$28,299	$6,543	$21,756	$—	$31,768	$7,204	$24,564	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

8. Accounts Receivable Securitization

In October 2016, the Company entered into an accounts receivable securitization program with Wells Fargo, whereby transactions under the program were accounted for as sales of trade receivables in accordance with ASC Topic 860, Transfers and Servicing, between October 2016 and June 2018. Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Consolidated Balance Sheet. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss had been recorded as a result of the sales. The sales also resulted in the recording of a deferred purchase price amount, which represents the retained interest in the sold receivables. This amount was adjusted daily based on collections and other activity. The Company estimated the fair value of the deferred purchase price receivable based on historical performance of similar receivables, including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deemed the interest rate risk related to the deferred purchase price receivable to be de minimis primarily due to the short average collection cycle of the related receivables. As of December 31, 2017, the net trade receivables sold to Wells Fargo totaled $96.4 million, and the fair value of the deferred purchase price was $36.4 million, which was recorded in Trade Accounts Receivable in the Company’s Consolidated Balance Sheets.

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

As a result of the Amendment, the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Statement of Cash Flows during the year ended December 31, 2018.

In October 2018, the Company further amended the accounts receivable securitization program to increase the commitment size from $60 million to $70 million and extended the expiration date of the program until October 2019. As of December 31, 2018, $70 million was borrowed under this agreement. See Note 4, Debt, for further information.

Index
9. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2018, 2017, and 2016:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total

Balance as of December 31, 2015	$164	$(4,393)	$(165,833)	$(170,062)
Other comprehensive income (loss) before reclassifications	(1,094)	1,312	(41,753)	(41,535)
Amounts reclassified from OCI	845	544	(3,257)	(1,868)
Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)
Other comprehensive income (loss) before reclassifications	(768)	921	55,705	55,858
Amounts reclassified from OCI	184	1,307	6,782	8,273
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income (loss) before reclassifications	667	1,130	(16,675)	(14,878)
Amounts reclassified from OCI	149	(103)	-	46
Adoption of ASU 2018-02	-	(169)	(1,220)	(1,389)
Balance as of December 31, 2018	$147	$549	$(166,251)	$(165,555)

(a)	Cash Flow Hedges and Pension Items are net of tax.

In 2018, the Company adopted ASU 2018-02, Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income, (See Note 1, Summary of Significant Accounting Policies, for additional information), resulting in the reclassification of OCI into Earnings reinvested in the business.

10. Income Taxes

The provision for income taxes for continuing operations was as follows:

(In thousands)	2018	2017	2016
Currently (receivable) payable:
Federal (1)	$(9,071)	$15,513	$12,145
State	205	642	2,631
Foreign	23,187	25,254	19,168
	14,321	41,409	33,944
Deferred expense (benefit):
Federal	3,977	18,458	7,630
State	3,164	215	1,656
Foreign	2,703	(1,259)	1,142
	9,844	17,414	10,428
Income taxes	$24,165	$58,823	$44,372

(1)
In 2018 and 2017, this amount includes $(3.9) million and $7.4 million, respectively, of income tax (benefit) expense related to the one-time transition tax on earnings of foreign subsidiaries enacted by the 2017 Tax Legislation (See discussion below). There was no liability for this amount recorded as of December 31, 2018. As of December 31, 2017, $5.1 million of this amount was reported in Other liabilities on the Consolidated Balance Sheet.

Index
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(in thousands)	2018	2017
Deferred tax assets:
Benefit plans	$6,788	$8,440
Liabilities and reserves	12,563	11,141
Operating loss and credit carryovers	65,392	40,164
Other	1,404	1,007
Gross deferred tax assets	86,147	60,752
Valuation allowance	(50,702)	(38,366)
Deferred tax assets	35,445	22,386
Deferred tax liabilities:
Property, plant and equipment	(29,372)	(12,458)
Goodwill	(21,372)	(20,345)
Other	(4,488)	(422)
Deferred tax liabilities	(55,232)	(33,225)
Net deferred tax liabilities	$(19,787)	$(10,839)

The Company is subject to current tax on Global Intangible Low-Taxed Income (GILTI) earned by foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. Sensient is electing to recognize GILTI as a period expense in the period the tax is incurred.

At December 31, 2018, foreign operating loss carryovers were $122.9 million. Included in the foreign operating loss carryovers are losses of $25.2 million that expire through 2033, and $97.7 million that expire after 2033 or do not have an expiration date. At December 31, 2018, state operating loss carryovers were $138.4 million, of which $137.3 million expires through 2033.

The effective tax rate for continuing operations differed from the statutory federal income tax rate as described below:

	2018	2017	2016
Taxes at statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	0.3	1.4
Tax credits	(1.5)	(1.1)	(1.8)
Taxes on foreign earnings	(0.4)	0.2	(4.4)
Global Intangible Low-Taxed Income	0.6	-	-
Resolution of prior years’ tax matters	(0.3)	0.1	-
U.S. manufacturing deduction	-	(1.4)	(2.0)
Valuation allowance adjustments	0.4	-	(0.3)
2017 Tax Legislation	(3.7)	12.4	-
Loss on foreign branch remittances	-	(5.2)	-
U.S. tax accounting method changes	(2.9)	-	-
Other, net	(1.0)	(0.7)	(1.4)
Effective tax rate	13.3%	39.6%	26.5%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Act or 2017 Tax Legislation). The Act significantly changed the U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and imposing a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries in 2017. Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company recorded a net charge of $18.4 million during the fourth quarter of 2017. The amount consists of reassessing the U.S. deferred tax assets and liabilities, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Based on additional guidance, changes in interpretation, additional analysis, and assumptions, the Company reduced this net charge by $6.6 million in 2018. Sensient considers $11.8 million to be the final net charge related to the Act.

Index
During the third and fourth quarters of 2018, the US Treasury released numerous proposed regulations related to the 2017 Tax Legislation. The Company has reviewed and evaluated these proposed regulations. These regulations, when finalized, could result in adjustments to the Company’s provision for income taxes and its realizability of certain deferred tax assets.

The effective tax rate in 2018 was also favorably impacted by U.S. tax accounting method changes that were filed with the IRS in the second quarter of 2018 and generation of foreign tax credits during 2018.

The 2017 loss on remittances is the result of the cumulative foreign currency effect related to certain repatriation transactions.

Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from GILTI. The impact on the Company’s effective tax rate varies from year to year based on the mix of earnings, increases in foreign unrecognized tax benefits, and the expected realization of U.S. foreign tax credits generated each year. The increase of the 2017 effective tax rate from taxes on foreign earnings compared to 2016 is primarily the result of the non-deductible losses from the sale of the European Natural Ingredients business (See Note 13, Restructuring Charges), and the sale of the business lines in Strasbourg, France (See Note 15, Divestiture).

Earnings from continuing operations before income taxes were as follows:

(In thousands)	2018	2017	2016

United States	$80,641	$88,479	$96,963
Foreign	100,884	59,944	70,322
Total	$181,525	$148,423	$167,285

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2018, no additional income or withholding taxes have been provided for the $553 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, Sensient estimates it would have a withholding tax liability of $24.9 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2018 and 2017 is as follows:

(in thousands)	2018	2017
Balance at beginning of year	$6,276	$4,947
Increases for tax positions taken in the current year	834	871
Increases for tax positions taken in prior years	271	553
Decreases related to settlements with tax authorities	(177)	(76)
Decreases as a result of lapse of the applicable statutes of limitations	(920)	(607)
Foreign currency exchange rate changes	(258)	588
Balance at the end of year	$6,026	$6,276

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4.8 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. As of December 31, 2018 and 2017, $0.5 million and $0.5 million, respectively, of accrued interest and penalties were reported as an income tax liability in each period. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other liabilities on the Company’s Consolidated Balance Sheet at December 31, 2018.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2018, will decrease by approximately $0.9 million during 2019, of which $0.9 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2019. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

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

Index
Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of fixed assets and investments.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before restructuring and other charges, which are reported in Corporate & Other.

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

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Note 2, Acquisitions, for further information). This acquisition provides the Company with an umbrella technology, which supports applications for both the Flavors & Fragrances and Color segments. The Company is in the process of integrating this business, and, therefore, the Company has included its results in Corporate & Other.

Restructuring and other costs related to continuing operations for the years ended December 31, 2017 and 2016, are further described in Note 13, Restructuring Charges, and Note 15, Divestiture, and are included in the operating income (loss) results in Corporate & Other below. There have been no restructuring and other costs in 2018. Consistent with presentation in the Company’s Consolidated Balance Sheets and Statements of Cash Flows, the below amounts for assets, capital expenditures, and depreciation and amortization include discontinued operations for the years ended December 31, 2017 and 2016 and are included in Corporate & Other. In addition, the Company’s corporate expenses are included in Corporate & Other.

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2018:
Revenue from external customers	$723,189	$539,974	$123,127	$525	$1,386,815
Intersegment revenue	23,743	13,505	37	—	37,285
Total revenue	746,932	553,479	123,164	525	1,424,100

Operating income (loss)	96,433	114,924	20,856	(28,835)	203,378
Interest expense	—	—	—	21,853	21,853
Earnings (loss) before income taxes from continuing operations	96,433	114,924	20,856	(50,688)	181,525

Assets	784,161	730,644	101,792	208,343	1,824,940
Capital expenditures	23,679	21,269	2,858	2,934	50,740
Depreciation and amortization	25,922	21,644	2,451	3,227	53,244

2017:
Revenue from external customers	$727,026	$512,811	$122,428	$—	$1,362,265
Intersegment revenue	19,917	13,552	765	—	34,234
Total revenue	746,943	526,363	123,193	—	1,396,499

Operating income (loss)	114,343	113,381	20,772	(80,690)	167,806
Interest expense	—	—	—	19,383	19,383
Earnings (loss) before income taxes from continuing operations	114,343	113,381	20,772	(100,073)	148,423

Assets	773,173	720,328	99,770	131,069	1,724,340
Capital expenditures	31,989	18,797	3,557	2,001	56,344
Depreciation and amortization	23,611	19,902	2,303	2,702	48,518

2016:
Revenue from external customers	$771,434	$490,862	$120,914	$—	$1,383,210
Intersegment revenue	24,377	13,269	282	—	37,928
Total revenue	795,811	504,131	121,196	—	1,421,138

Operating income (loss)	124,059	105,814	23,603	(67,867)	185,609
Interest expense	—	—	—	18,324	18,324
Earnings (loss) before income taxes from continuing operations	124,059	105,814	23,603	(86,191)	167,285

Assets	785,449	673,754	92,203	116,454	1,667,860
Capital expenditures	57,622	15,422	5,199	2,973	81,216
Depreciation and amortization	22,897	19,421	2,042	2,659	47,019

Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

Consistent with presentation in the Company’s Consolidated Balance Sheets and Statements of Cash Flows, the below amounts for long-lived assets include discontinued operations for the year ended December 31, 2016. The long-lived asset impairment is included in Corporate & Other and is further described in Note 15, Divestiture.

Index
The Company’s annual revenue from continuing operations summarized by geographic location is as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2018:
Revenue from external customers:
North America	$477,083	$245,278	$—	$371	$722,732
Europe	173,562	168,187	155	153	342,057
Asia Pacific	31,506	59,548	121,975	—	213,029
Other	41,038	66,961	997	1	108,997
Total revenue from external customers	$723,189	$539,974	$123,127	$525	$1,386,815
Long-lived assets:
North America	$260,932	$209,821	$—	$97,362	$568,115
Europe	121,372	265,688	—	—	387,060
Asia Pacific	1,061	3,319	25,856	—	30,236
Other	277	16,387	—	—	16,664
Total long-lived assets	$383,642	$495,215	$25,856	$97,362	$1,002,075

2017:
Revenue from external customers:
North America	$487,034	$231,674	$—	$—	$718,708
Europe	164,641	159,646	310	—	324,597
Asia Pacific	32,717	55,108	121,110	—	208,935
Other	42,634	66,383	1,008	—	110,025
Total revenue from external customers	$727,026	$512,811	$122,428	$—	$1,362,265
Long-lived assets:
North America	$260,802	$207,746	$—	$78,113	$546,661
Europe	127,111	278,127	—	—	405,238
Asia Pacific	1,395	3,075	26,920	—	31,390
Other	380	7,196	—	—	7,576
Total long-lived assets	$389,688	$496,144	$26,920	$78,113	$990,865

2016:
Revenue from external customers:
North America	$515,716	$229,944	$—	$—	$745,660
Europe	192,185	150,553	80	—	342,818
Asia Pacific	27,459	49,580	119,845	—	196,884
Other	36,074	60,785	989	—	97,848
Total revenue from external customers	$771,434	$490,862	$120,914	$—	$1,383,210
Long-lived assets:
North America	$257,661	$206,078	$—	$84,935	$548,674
Europe	126,447	245,526	—	(10,944)	361,029
Asia Pacific	1,482	3,244	25,280	—	30,006
Other	519	10,571	—	—	11,090
Total long-lived assets	$386,109	$465,419	$25,280	$73,991	$950,799

Sales in the United States, based on the final country of destination of the Company’s products, were $586.2 million, $574.5 million, and $595.0 million in 2018, 2017, and 2016, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $491.4 million, $491.8 million, and $495.3 million at December 31, 2018, 2017, and 2016, respectively.

Index
Product Information
The Company’s revenue from continuing operations summarized by product portfolio is as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2018:
Flavors	$414,728	$—	$—	$—	$414,728
Natural Ingredients	224,280	—	—	—	224,280
Fragrances	107,924	—	—	—	107,924
Food & Beverage Colors	—	303,386	—	—	303,386
Cosmetics	—	153,347	—	—	153,347
Other Colors	—	96,746	—	—	96,746
Asia Pacific	—	—	123,164	—	123,164
Corporate & Other	—	—	—	525	525
Intersegment Revenue	(23,743)	(13,505)	(37)	—	(37,285)
Total revenue from external customers	$723,189	$539,974	$123,127	$525	$1,386,815

2017:
Flavors	$439,811	$—	$—	$—	$439,811
Natural Ingredients	219,837	—	—	—	219,837
Fragrances	87,295	—	—	—	87,295
Food & Beverage Colors	—	279,870	—	—	279,870
Cosmetics	—	147,637	—	—	147,637
Other Colors	—	98,856	—	—	98,856
Asia Pacific	—	—	123,193	—	123,193
Intersegment Revenue	(19,917)	(13,552)	(765)	—	(34,234)
Total revenue from external customers	$727,026	$512,811	$122,428	$—	$1,362,265

2016:
Flavors	$474,904	$—	$—	$—	$474,904
Natural Ingredients	237,664	—	—	—	237,664
Fragrances	83,243	—	—	—	83,243
Food & Beverage Colors	—	279,516	—	—	279,516
Cosmetics	—	123,937	—	—	123,937
Other Colors	—	100,678	—	—	100,678
Asia Pacific	—	—	121,196	—	121,196
Intersegment Revenue	(24,377)	(13,269)	(282)	—	(37,928)
Total revenue from external customers	$771,434	$490,862	$120,914	$—	$1,383,210

12. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2018 and 2017, the Company’s only assets and liabilities subject to this standard are forward contracts, investments in a money market fund and municipal bonds, and defined benefit plan assets (See Note 7, Retirement Plans, for additional information on the defined benefit plan assets). The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.2 million and a liability of $0.6 million as of December 31, 2018 and 2017, respectively. The fair value of the investments based on December 31, 2018 and 2017, market quotes (Level 1 inputs) was an asset of $0.1 million in both periods and is reported in Other Assets in the Company’s Consolidated Balance Sheets.

The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings approximated fair values as of December 31, 2018 and 2017.

The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2018 and 2017, was $689.6 million and $604.2 million, respectively. The fair value of the long-term debt at December 31, 2018 and 2017, was approximately $695.0 million and $620.2 million, respectively.

Index
13. Restructuring Charges

Between March 2014 and 2017, the Company executed a restructuring plan (2014 Restructuring Plan) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. In accordance with GAAP, no restructuring costs were recorded for the year ended December 31, 2018, however, the Company recorded total restructuring costs of $36.5 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively. The restructuring costs incurred in 2017 were primarily due to the loss on asset sales of $21.6 million and other costs. The restructuring costs incurred in 2016 were primarily due to decommissioning costs, professional services, moving costs, and other related costs.

14. Discontinued Operations

In connection with the 2014 Restructuring Plan, the Company approved a plan to dispose of a business unit within the Color segment, located near Leipzig, Germany. Since 2014, the business met the criteria to be presented as a discontinued operation as established in ASC Subtopic 205-20, Discontinued Operations. The results of this business have been reported as a discontinued operation in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2016. During 2016, the facility and remaining assets were sold for a gain of $0.2 million. In addition, the entity was liquidated resulting in a reclassification of the cumulative translation adjustment of $3.3 million into net earnings.

The following table summarizes the discontinued operation’s results, which are included in the gain from discontinued operations in the Company’s Consolidated Statements of Earnings, for the years ended December 31, 2018, 2017, and 2016.

(In thousands)	2018	2017	2016
Net sales	$-	$-	$-
Gain from discontinued operations before income taxes	-	-	3,410
Income tax expense	-	-	(67)
Gain from discontinued operations, net of tax	$-	$-	$3,343

15. Divestiture

In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in selling and administrative expense, and incurred $0.7 million of outside professional fees and other related costs in 2016, as a result of the then anticipated divestiture.

In January 2017, the Company completed this divestiture for approximately $12.5 million. The Company recognized an additional non-cash loss of $11.6 million in 2017.

16. Commitments and Contingencies

Leases
The Company leases certain facilities and equipment under operating lease arrangements. Aggregate minimum rental commitments at December 31, 2018, for all non-cancelable operating leases with an initial lease term greater than one year for the years ending December 31 are as follows: 2019, $9.7 million; 2020, $6.7 million; 2021, $3.9 million; 2022, $3.2 million; 2023, $2.7 million; and $4.3 million thereafter.

Rent expense from continuing operations totaled $13.5 million, $12.1 million, and $12.4 million during the years ended December 31, 2018, 2017, and 2016, respectively.

People of the State of Illinois v. Sensient Flavors LLC

On June 7, 2018, the Attorney General of the State of Illinois Office, on her own motion and at the request of the Illinois Environmental Protection Agency, filed a Complaint in the Lee County Circuit Court against Sensient Flavors LLC (“Sensient Flavors”). The Complaint alleges that Sensient Flavors’ Amboy, Illinois facility improperly discharged wastewater to the City of Amboy’s wastewater treatment plant in late 2015 and early 2016, causing the City to violate its discharge permit. The Complaint alleged two counts against Sensient Flavors for violations of Illinois state law.

Index
The Company believes the facility’s discharges in question were done with the consent of the City of Amboy and in compliance with Illinois state law, and that Sensient Flavors complied with its wastewater permit, City of Amboy ordinances, and applicable Illinois state laws. The Company notes that at all times relevant to the matters at issue in the Complaint, the City of Amboy accepted Sensient Flavors’ wastewater and, in fact, charged Sensient Flavors for treating Sensient Flavors’ wastewater. The parties reached a settlement agreement in which Sensient Flavors agreed to pay a $100,000 fine and enter into a consent decree with the State of Illinois. On February 20, 2019, the Lee County Circuit Court approved the parties’ settlement agreement.

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

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
Milwaukee, Wisconsin
February 22, 2019

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GlobeNatural and Mazza Innovation Limited, which are included in the 2018 consolidated financial statements of the Company and constituted 2.3% and 3.4% of total and net assets, respectively, as of December 31, 2018, and 0.3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GlobeNatural and Mazza Innovation Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2019

Index
Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2018, 2017, and 2016
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period
2016 Allowance for losses: Trade accounts receivable	$3,871	$1,747	$0	$782	$4,836

2017 Allowance for losses: Trade accounts receivable	$4,836	$1,276	$0	$112	$6,000

2018 Allowance for losses: Trade accounts receivable	$6,000	$1,004	$0	$1,028	$5,976
(A) Accounts written off, net of recoveries.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2018 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated February 8, 2018 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.1 to Current Report on Form 8-K dated March 22, 2011 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.4 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 10.5 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of March 22, 2011	Exhibit 4.1(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.2(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.3(a)	Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.2 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.3(b)	First Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.3 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2018 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
4.3(c)	Second Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 4.3(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.4(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.4(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.5	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 9, 2017, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 9, 2017 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2018 ANNUAL REPORT ON FORM 10-K

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
2018 ANNUAL REPORT ON FORM 10-K

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

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2018 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(s)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(s)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(t)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(t)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(t)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(u)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(u)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(w)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(x)	Sensient Technologies Corporation 2017 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 10, 2017 (Commission File No. 1-7626)

10.2(a)	Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2014 (Commission File No. 1-7626)

10.2(b)	First Amendment dated as of November 6, 2015 to Amended and Restated Credit Agreement dated as of October 24, 2014	Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

10.2(c)	Second Amended and Restated Credit Agreement dated as of May 3, 2017	Exhibit 10.1 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

10.2(d)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 22, 2018	Exhibit 10.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2018 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.3	Credit Agreement dated as of October 7, 2008	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2008 (Commission File No. 1-7626)

10.4(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.5(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.5(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.5(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.5(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.6	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

101.INS*	Instance Document		X

101.SCH*	XBRL Taxonomy Extension Schema Document		X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2018, 2017, and 2016; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2018, 2017, and 2016; (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2018, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Vice President, General Counsel and Secretary
Dated: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 22, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Mario Ferruzzi
Paul Manning	Mario Ferruzzi
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ Donald W. Landry
Stephen J. Rolfs	Donald W. Landry
Senior Vice President and	Director
Chief Financial Officer

/s/ Tobin Tornehl	/s/ Scott C. Morrison
Tobin Tornehl	Scott C. Morrison
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Deborah McKeithan-Gebhardt
Hank Brown	Deborah McKeithan-Gebhardt
Director	Director

/s/ Joseph Carleone	/s/ Elaine R. Wedral
Joseph Carleone	Elaine R. Wedral
Director	Director

/s/ Edward H. Cichurski	/s/ Essie Whitelaw
Edward H. Cichurski	Essie Whitelaw
Director	Director

S-1