Form 10-K/A
period 2018-12-31
SENSIENT TECHNOLOGIES CORP
filed 2019-02-25
CIK 310142

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed on February 22, 2019 (the “Original Form 10-K”), to correct certain clerical errors in the “Payments Due By Period” table on page 25 of the Original Form 10-K.

In the Original Form 10-K, (a) the amounts included for the Manufacturing purchase commitments (i) for the 1 year period was incorrectly listed as “$404,728”, (ii) for the 2-3 years period was incorrectly listed as “$36,305”, (iii) for the 4-5 years period was incorrectly listed as “$718”, and (iv) for the Total was incorrectly listed as “$441,751”; and (b) the amounts included for the Total contractual obligations (i) for the 1 year period was incorrectly listed as “$446,041”, (ii) for the 2-3 years period was incorrectly listed as “$114,043”, (iii) for the 4-5 years period was incorrectly listed as “$497,917”,  and (iv) for the Total was incorrectly listed as “$1,270,972”.

This Amendment includes (a) the correct amounts for the Manufacturing purchase commitments (i) for the 1 year period of “$72,375”, (ii) for the 2-3 years period of “$35,587”, (iii) for the 4-5 years period of “$-”, and (iv) for the Total of “$107,962”; and (b) the correct amounts for the Total contractual obligations (i) for the 1 year period of “$113,688”, (ii) for the 2-3 years period of “$113,325”, (iii) for the 4-5 years period of “$497,199”, and (iv) for the Total of “$937,183”.

Except as stated above, this Amendment does not amend any other information set forth in the Original Form 10-K.

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

PAYMENTS DUE BY PERIOD
(in thousands)	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt	$689,553	$10,963	$27,393	$464,008	$187,189
Interest payments on long-term debt	85,401	19,069	36,642	21,736	7,954
Operating lease obligations	30,535	9,749	10,604	5,921	4,261
Manufacturing purchase commitments	107,962	72,375	35,587	-	-
Pension funding obligations	23,732	1,532	3,099	5,534	13,567
Total contractual obligations	$937,183	$113,688	$113,325	$497,199	$212,971

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
2018 ANNUAL REPORT ON FORM 10-K/A

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
2018 ANNUAL REPORT ON FORM 10-K/A

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
2018 ANNUAL REPORT ON FORM 10-K/A

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
2018 ANNUAL REPORT ON FORM 10-K/A

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
2018 ANNUAL REPORT ON FORM 10-K/A

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
2018 ANNUAL REPORT ON FORM 10-K/A

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