Form 10-Q
period 2019-03-31
SENSIENT TECHNOLOGIES CORP
filed 2019-05-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10‑Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 1‑7626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39‑0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271‑6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, par value $0.10 per share	42,319,163

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$347,513	$356,477

Cost of products sold	232,288	233,406

Selling and administrative expenses	65,805	67,390

Operating income	49,420	55,681

Interest expense	5,402	5,555

Earnings before income taxes	44,018	50,126

Income taxes	11,211	11,932

Net earnings	$32,807	$38,194

Weighted average number of shares outstanding:
Basic	42,239	42,879
Diluted	42,275	43,034

Earnings per common share:
Basic	$0.78	$0.89
Diluted	$0.78	$0.89

Dividends declared per common share	$0.36	$0.33

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Comprehensive Income	$32,091	$62,058

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March, 31 2019 (Unaudited)	December 31, 2018

CURRENT ASSETS:
Cash and cash equivalents	$33,896	$31,901
Trade accounts receivable, net	273,800	255,350
Inventories	468,324	490,757
Prepaid expenses and other current assets	50,276	44,857

TOTAL CURRENT ASSETS	826,296	822,865

OTHER ASSETS	87,891	66,788
DEFERRED TAX ASSETS	8,653	9,189
INTANGIBLE ASSETS, NET	18,295	18,867
GOODWILL	413,710	416,175

PROPERTY, PLANT, AND EQUIPMENT:
Land	36,467	36,787
Buildings	319,242	318,463
Machinery and equipment	695,811	688,003
Construction in progress	32,973	34,772
	1,084,493	1,078,025
Less accumulated depreciation	(598,467)	(586,969)
	486,026	491,056

TOTAL ASSETS	$1,840,871	$1,824,940

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$108,381	$131,812
Accrued salaries, wages, and withholdings from employees	20,255	23,410
Other accrued expenses	38,703	31,198
Income taxes	10,031	8,234
Short-term borrowings	20,082	20,046

TOTAL CURRENT LIABILITIES	197,452	214,700

DEFERRED TAX LIABILITIES	31,097	28,976
OTHER LIABILITIES	21,845	8,554
ACCRUED EMPLOYEE AND RETIREE BENEFITS	23,801	23,210
LONG‑TERM DEBT	688,952	689,553

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid‑in capital	100,485	101,663
Earnings reinvested in the business	1,533,832	1,516,243
Treasury stock, at cost	(595,718)	(597,800)
Accumulated other comprehensive loss	(166,271)	(165,555)

TOTAL SHAREHOLDERS’ EQUITY	877,724	859,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,840,871	$1,824,940

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net earnings	$32,807	$38,194
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	13,672	12,578
Share-based compensation	687	1,254
Net (gain) loss on assets	(41)	70
Deferred income taxes	2,674	(4,346)
Changes in operating assets and liabilities	(26,375)	(66,441)

Net cash provided by (used in) operating activities	23,424	(18,691)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(8,300)	(11,058)
Cash receipts on sold receivables	-	44,406
Proceeds from sale of assets	45	45
Acquisition of new businesses	-	(11,000)
Other investing activity	(301)	789

Net cash (used in) provided by investing activities	(8,556)	23,182

Cash flows from financing activities:
Proceeds from additional borrowings	16,689	92,348
Debt payments	(12,577)	(12,280)
Purchase of treasury stock	-	(72,704)
Dividends paid	(15,218)	(14,274)
Other financing activity	(803)	(2,715)

Net cash used in financing activities	(11,909)	(9,625)

Effect of exchange rate changes on cash and cash equivalents	(964)	6,210

Net increase in cash and cash equivalents	1,995	1,076
Cash and cash equivalents at beginning of period	31,901	29,344

Cash and cash equivalents at end of period	$33,896	$30,420

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Treasury Stock		Accumulated Other Comprehensive Income (Loss)

				Shares	Amount
Balances at December 31, 2017	$5,396	$107,176	$1,414,485	10,759,291	$(525,422)	$(149,334)
Net earnings	-	-	38,194	-	-	-
Other comprehensive income	-	-	-	-	-	23,864
Cash dividends paid – $0.33 per share	-	-	(14,274)	-	-	-
Share-based compensation	-	1,254	-	-	-	-
Stock options exercised	-	(38)	-	(2,000)	98	-
Non-vested stock issued upon vesting	-	(4,842)	-	(99,152)	4,842	-
Benefit plans	-	350	-	(15,126)	769	-
Purchase of treasury stock	-	-	-	1,000,000	(72,704)	-
Other	-	(801)	418	40,430	(1,975)	-
Balances at March 31, 2018	$5,396	$103,099	$1,438,823	11,683,443	$(594,392)	$(125,470)

	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Treasury Stock		Accumulated Other Comprehensive Income (Loss)

				Shares	Amount
Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)
Net earnings	-	-	32,807	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	(716)
Cash dividends paid – $0.36 per share	-	-	(15,218)	-	-	-
Share-based compensation	-	687	-	-	-	-
Non-vested stock issued upon vesting	-	(1,784)	-	(35,016)	1,784	-
Benefit plans	-	72	-	(18,597)	948	-
Other	-	(153)	-	12,769	(650)	-
Balances at March 31, 2019	$5,396	$100,485	$1,533,832	11,690,379	$(595,718)	$(166,271)

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2019, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2019 and 2018. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2018, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change except for the Company’s Lease and Derivative Financial Instruments accounting policies. These policies have been updated as a result of the Company’s adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, in the first quarter of 2019 and are described below.

Leases
The Company enters into lease agreements for certain office space, warehouses, land, and equipment in the ordinary course of business. The Company determines if an arrangement is a lease at inception and evaluates the lease classification (i.e., operating lease or financing lease) at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Operating leases are included in Other Assets, Other Accrued Expenses, and Other Liabilities on the Company’s Consolidated Condensed Balance Sheet. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The Company uses its incremental borrowing rate on the commencement date for determining the present value of lease payments. The Company considers the likelihood of exercising options to extend or terminate the lease when determining the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for all leases.

Derivative Financial Instruments
The Company selectively uses derivative financial instruments to reduce market risk associated with changes in foreign currency and interest rate exposures that exist as part of ongoing business operations. All derivative transactions are authorized and executed pursuant to the Company’s risk management policies and procedures, which strictly prohibit the use of financial instruments for speculative trading purposes.

The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. Generally, these risk management transactions involve the use of foreign currency derivatives to protect against exposure resulting from recorded accounts receivable and payable. The Company may utilize forward exchange contracts, generally with maturities of less than 18 months, that qualify as cash flow hedges. Generally, these foreign exchange contracts are intended to offset the effect of exchange rate fluctuations on non-functional currency denominated sales and purchases. For derivative instruments that are designated as cash flow hedges, gains and losses, including any hedge ineffectiveness, are deferred in accumulated other comprehensive income (OCI) until the underlying transaction is recognized in earnings.

Index
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the transaction and on an ongoing basis.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method allowing entities to apply the new lease standard at the adoption date. The Company adopted each of these standards in the first quarter of 2019 using the optional transition method allowed under ASU 2018-11. The Company elected the following practical expedients permitted within the standard:

1.	The Company will not re-assess an expired or existing contract to determine if it is a lease or contains a lease.
2.	The Company will not re-assess the lease classification for an existing lease based on the new standard’s lease classification criteria.
3.	The Company will not re-assess the accounting treatment for initial direct costs on existing leases based on the new standard’s guidance.
4.	The Company will account for the lease and non-lease components as a single lease component for all leases.

The adoption of this standard resulted in the recognition of $20.7 million in right-of-use assets and lease liabilities for operating leases as of January 1, 2019. The adoption of this standard did not have an impact on the Company’s Consolidated Statements of Earnings, or to cash provided by or used in operating, financing, or investing activities on the Company’s Consolidated Condensed Statements of Cash Flows.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company adopted this standard in the first quarter of 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018 using monthly cash receipts as its unit of account. In the second quarter of 2018, the Company updated its unit of account to daily cash receipts for the cash received related to the beneficial interest in the previously transferred receivables. As a result, the reported results as of June 30, 2018, included an adjustment of $35.4 million for collections on beneficial interest in previously transferred receivables and an adjustment of $1.6 million for company owned life insurance proceeds for the three months ended March 31, 2018, which were previously reported as cash flows from operating activities. The Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2018 have been updated to reflect these adjustments.

Recently Issued Accounting Pronouncements
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

Index
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two of the current goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. This standard will be applied prospectively and is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the expected impact of this standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the requirements for fair value measurements by removing, modifying, and adding certain disclosures. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2018, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change, except as discussed above.

2.	Acquisitions

On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a company based in Lima, Peru. The Company paid $10.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $1.4 million and identified intangible assets, principally customer relationships of $2.0 million, and allocated the remaining $7.4 million to goodwill. These operations are included in the Color segment.

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

3.	Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2019. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2019, was $689.0 million. The fair value of the long-term debt at March 31, 2019, was $702.7 million.

Index
4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2019:
Revenue from external customers	$178,744	$140,250	$28,519	$-	$347,513
Intersegment revenue	4,809	3,629	-	-	8,438
Total revenue	$183,553	$143,879	$28,519	$-	$355,951

Operating income (loss)	$23,125	$30,199	$4,218	$(8,122)	$49,420
Interest expense	-	-	-	5,402	5,402
Earnings (loss) before income taxes	$23,125	$30,199	$4,218	$(13,524)	$44,018

Three months ended March 31, 2018:
Revenue from external customers	$182,482	$143,728	$30,267	$-	$356,477
Intersegment revenue	5,864	3,432	-	-	9,296
Total revenue	$188,346	$147,160	$30,267	$-	$365,773

Operating income (loss)	$25,327	$33,672	$4,872	$(8,190)	$55,681
Interest expense	-	-	-	5,555	5,555
Earnings (loss) before income taxes	$25,327	$33,672	$4,872	$(13,745)	$50,126

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. There were no restructuring and other costs incurred in either the first quarter of 2019 or 2018.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Note 2, Acquisitions, for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market. The following table displays the Company’s revenue by these major sources.

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2019:
Flavors	$104,276	$-	$-	$104,276
Natural Ingredients	51,219	-	-	51,219
Fragrances	28,058	-	-	28,058
Food & Beverage Colors	-	80,364	-	80,364
Cosmetics	-	38,283	-	38,283
Other Colors	-	25,232	-	25,232
Asia Pacific	-	-	28,519	28,519
Intersegment Revenue	(4,809)	(3,629)	-	(8,438)
Total revenue from external customers	$178,744	$140,250	$28,519	$347,513

Index
	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2018:
Flavors	$109,051	$-	$-	$109,051
Natural Ingredients	53,201	-	-	53,201
Fragrances	26,094	-	-	26,094
Food & Beverage Colors	-	76,816	-	76,816
Cosmetics	-	45,504	-	45,504
Other Colors	-	24,840	-	24,840
Asia Pacific	-	-	30,267	30,267
Intersegment Revenue	(5,864)	(3,432)	-	(9,296)
Total revenue from external customers	$182,482	$143,728	$30,267	$356,477

Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2019:
North America	$112,747	$66,007	$25	$178,779
Europe	48,001	42,135	41	90,177
Asia Pacific	7,609	16,425	28,266	52,300
Other	10,387	15,683	187	26,257
Total revenue from external customers	$178,744	$140,250	$28,519	$347,513

Three months ended March 31, 2018:
North America	$119,055	$63,582	$-	$182,637
Europe	45,427	43,631	6	89,064
Asia Pacific	7,022	16,910	30,011	53,943
Other	10,978	19,605	250	30,833
Total revenue from external customers	$182,482	$143,728	$30,267	$356,477

5.	Inventories

At March 31, 2019, and December 31, 2018, inventories included finished and in-process products totaling $310.6 million and $320.4 million, respectively, and raw materials and supplies of $157.7 million and $170.4 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018

Service cost	$359	$368
Interest cost	320	289
Expected return on plan assets	(231)	(245)
Recognized actuarial gain	(39)	(27)
Total defined benefit expense	$409	$385

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Condensed Statements of Earnings.  The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Condensed Statements of Earnings.

Index
7.	Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $3.0 million for the three months ended March 31, 2019.

For the three months ended March 31, 2019, the Company paid $2.5 million in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $2.4 million of right-of-use assets in exchange for operating lease obligations for the three months ended March 31, 2019.

The Company included $20.8 million of right-of-use assets in Other Assets and $7.9 million and $12.9 million of operating lease liabilities in Other Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Condensed Balance Sheets as of March 31, 2019.

The Company’s weighted average remaining operating lease term was 3.7 years as of March 31, 2019. The Company’s weighted average discount rate for operating leases was 3.8% as of March 31, 2019.

As of March 31, 2019, maturities of operating lease liabilities for future annual periods are as follows:

(in thousands)

Year ending December 31,
2019	$6,537
2020	6,998
2021	3,715
2022	1,800
2023	1,044
Thereafter	2,330
Total lease payments	22,424
Less imputed interest	(1,651)
Present value of lease liabilities	$20,773

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $59.2 million and $76.0 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2019, and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the amounts reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges; the results of these transactions were not material to the financial statements.

Index
Net investment hedges – The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of March 31, 2019, and December 31, 2018, the total value of the Company’s Euro, Swiss Franc, and British Pound debt designated as net investment hedges was $361.7 million and $366.5 million, respectively.  For the three months ended March 31, 2019, the impact of foreign exchange rates on these debt instruments decreased debt by $4.9 million, which has been recorded as foreign currency translation in OCI.

9.	Income Taxes

The effective income tax rates for the three months ended March 31, 2019 and 2018, were 25.5% and 23.8%, respectively. The effective tax rates in both 2019 and 2018 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and the mix of foreign earnings.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three-month periods ended March 31, 2019 and 2018:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income before reclassifications	670	-	23,186	23,856
Amounts reclassified from OCI	38	(30)	-	8
Balance as of March 31, 2018	$39	$(339)	$(125,170)	$(125,470)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income before reclassifications	597	-	(1,164)	(567)
Amounts reclassified from OCI	(112)	(37)	-	(149)
Balance as of March 31, 2019	$632	$512	$(167,415)	$(166,271)

(a)	Cash Flow Hedges and Pension Items are net of tax.

11.	Accounts Receivable Securitization

The Company is engaged in an accounts receivable securitization program with Wells Fargo & Company (Wells Fargo).  The commitment size under the program is $70 million.

Between October 2016 and June 2018, the Company accounted for sales of trade receivables under the program as a reduction of accounts receivable in the Consolidated Condensed Balance Sheets in accordance with ASC Topic 860, Transfers and Servicing (ASC Topic 860).

In June 2018, the Company amended the program. Following the amendment, the Company no longer accounts for the sales of the trade receivables in accordance with ASC Topic 860, and instead now maintains the trade receivables and related debt on its Consolidated Condensed Balance Sheets.

Under the amended program, Wells Fargo has extended a secured loan of up to $70 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The program expires in October 2019; however, the Company has the intent and ability to refinance or extend the program prior to maturity. As of March 31, 2019, $70 million was borrowed under the program.

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

OVERVIEW

Revenue
Revenue was $347.5 million and $356.5 million for the three months ended March 31, 2019 and 2018, respectively. The impact of foreign exchange rates decreased consolidated revenue by approximately 3% for the three months ended March 31, 2019.

Gross Profit
The Company’s gross margin was 33.2% and 34.5% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross margin is primarily a result of higher manufacturing costs as a percent of revenue due to lower volumes and higher raw material costs.

Selling and Administrative Expense
Selling and administrative expense as a percent of revenue was 18.9% for both the three months ended March 31, 2019 and 2018.

Operating Income
Operating income was $49.4 million and $55.7 million for the three months ended March 31, 2019 and 2018, respectively. Operating margins were 14.2% and 15.6% for the three months ended March 31, 2019 and 2018, respectively.

Interest Expense
Interest expense was $5.4 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in expense was primarily due to the decrease in the average interest rate.

Income Taxes
The effective income tax rates for the three months ended March 31, 2019 and 2018, were 25.5% and 23.8%, respectively. The effective tax rates in both 2019 and 2018 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and the mix of foreign earnings.  The Company expects its 2019 effective income tax rate to be approximately 22% - 23%.

Acquisitions
On March 9, 2018, the Company completed the acquisition of certain net assets and the natural color business of GlobeNatural, a company based in Lima, Peru. The Company paid $10.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $1.4 million and identified intangible assets, principally customer relationships of $2.0 million, and allocated the remaining $7.4 million to goodwill. These operations are included in the Color segment.

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited, a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

NON-GAAP FINANCIAL MEASURES

Within the following table, the Company reports certain non-GAAP financial measures, including: percentage changes in revenue, operating income, and diluted EPS on a local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars.

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

The following table summarizes the percentage change for the results of the three months ended March 31, 2019, compared to the results for the three months ended March 31, 2018, in the respective financial measures.

	Three Months Ended March 31, 2019
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(2.5%)	(2.3%)	(0.2%)
Color	(2.2%)	(4.6%)	2.4%
Asia Pacific	(5.8%)	(3.5%)	(2.3%)
Total Revenue	(2.5%)	(3.3%)	0.8%

Operating Income
Flavors & Fragrances	(8.7%)	(1.1%)	(7.6%)
Color	(10.3%)	(4.7%)	(5.6%)
Asia Pacific	(13.4%)	(0.4%)	(13.0%)
Corporate & Other	(0.8%)	(0.2%)	(0.6%)
Total Operating Income	(11.2%)	(3.3%)	(7.9%)
Diluted EPS	(12.4%)	(3.4%)	(9.0%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. There were no restructuring and other costs incurred in either the first quarter of 2019 or 2018.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Acquisitions above for further information). This was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $183.6 million and $188.3 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately 3%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue in Flavors and Natural Ingredients, partially offset by higher revenue in Fragrances. The lower revenue in Flavors was primarily due to the unfavorable impact of exchange rates and unfavorable volumes. The lower revenue in Natural Ingredients was primarily due to the unfavorable impact of selling prices and unfavorable volumes. The higher revenue in Fragrances was primarily due to the favorable impact of selling prices and volumes, partially offset by the unfavorable impact of exchange rates.

Index
Flavors & Fragrances segment operating income was $23.1 million and $25.3 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately 9%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in Flavors, partially offset by higher operating income at Natural Ingredients. The lower operating income in Flavors was primarily a result of higher manufacturing and other costs, and lower volumes, partially offset by higher selling prices and favorable product mix. The higher operating income in Natural Ingredients was primarily due to lower raw material costs and manufacturing and other costs, partially offset by lower selling prices. Segment operating income as a percent of revenue was 12.6% in the current quarter and 13.4% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $143.9 million and $147.2 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately 2%. Foreign exchange rates decreased segment revenue by approximately 5%. The decrease was primarily a result of lower revenue in Cosmetics, partially offset by higher revenue in Food & Beverage Colors. The lower revenue in Cosmetics was primarily a result of lower volumes and the unfavorable impact of exchange rates. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, higher selling prices, and the impact of the prior year acquisition, partially offset by unfavorable exchange rates.

Segment operating income for the Color segment was $30.2 million and $33.7 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately 10%. Foreign exchange rates decreased segment operating income by approximately 5%. The lower segment operating income was primarily a result of lower operating income in Cosmetics primarily as a result of lower volumes and the unfavorable impact of foreign exchange rates, partially offset by lower raw material costs. Operating income for Food and Beverage Colors was in line with prior year, as favorable volumes and price were offset by unfavorable raw materials, manufacturing and other costs, and exchange rates. Segment operating income as a percent of revenue was 21.0% in the current quarter and 22.9% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $28.5 million and $30.3 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 4%. The lower segment revenue was primarily due to lower volumes and unfavorable exchange rates.

Segment operating income for the Asia Pacific segment was $4.2 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately 13%. Foreign exchange rates had minimal impact on segment operating income. Segment operating income as a percent of revenue was 14.8% in the current quarter and 16.1% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $8.1 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2019. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $23.4 million in the three months ended March 31, 2019, and net cash used in operating activities was $18.7 million in the three months ended March 31, 2018. The Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018 using monthly cash receipts as its unit of account. In the second quarter of 2018, the Company updated its unit of account to daily cash receipts for the cash received related to the beneficial interest in the previously transferred receivables. As a result, the reported results as of June 30, 2018, included an adjustment of $35.4 million for collections on beneficial interest in previously transferred receivables and an adjustment of $1.6 million for company owned life insurance proceeds for the three months ended March 31, 2018, which were previously reported as cash flows from operating activities. The Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2018 have been updated to reflect these adjustments.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $8.6 million during the three months ended March 31, 2019. During the three months ended March 31, 2018, net cash provided by investing activities was $23.2 million. Capital expenditures were $8.3 million and $11.1 million for the three months ended March 31, 2019 and 2018, respectively. During the first three months of 2018, the Company has included $44.4 million of cash receipts on sold receivables, related to the adoption of ASU 2016-15, discussed above. During the three months ended March 31, 2018, the Company made acquisitions for a total of $11 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $11.9 million and $9.6 million for the three months ended March 31, 2019 and 2018, respectively. The Company repurchased $72.7 million of Company stock for the three months ended March 31, 2018 and did not repurchase any Company stock in the three months ended March 31, 2019. Net debt increased by $4.1 million and $80.1 million for the three months ended March 31, 2019 and 2018, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $15.2 million and $14.3 million were paid during the three months ended March 31, 2019 and 2018, respectively. Dividends paid were 36 cents per share and 33 cents per share in the first three months of 2019 and 2018, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2019.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2019.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2019.  For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

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

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2019, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the effectiveness of the Company’s past restructuring activities; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). There were no repurchases of shares by the Company during the first quarter of 2019. There is no expiration date for the 2017 Authorization. As of March 31, 2019, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 6, 2019	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	May 6, 2019	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer