Form 10-Q
period 2019-06-30
SENSIENT TECHNOLOGIES CORP
filed 2019-08-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, Wisconsin 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, par value $0.10 per share	42,319,163

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$339,186	$363,041	$686,699	$719,518

Cost of products sold	227,418	241,571	459,706	474,977

Selling and administrative expenses	64,400	69,289	130,205	136,679

Operating income	47,368	52,181	96,788	107,862

Interest expense	5,200	5,555	10,602	11,110

Earnings before income taxes	42,168	46,626	86,186	96,752

Income taxes	7,837	7,503	19,048	19,435

Net earnings	$34,331	$39,123	$67,138	$77,317

Weighted average number of shares outstanding:
Basic	42,270	42,281	42,255	42,578
Diluted	42,300	42,371	42,287	42,701

Earnings per common share:
Basic	$0.81	$0.93	$1.59	$1.82
Diluted	$0.81	$0.92	$1.59	$1.81

Dividends declared per common share	$0.36	$0.33	$0.72	$0.66

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Comprehensive Income	$37,059	$2,477	$69,150	$64,535

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2019 (Unaudited)	December 31, 2018

CURRENT ASSETS:
Cash and cash equivalents	$29,882	$31,901
Trade accounts receivable, net	273,109	255,350
Inventories	462,108	490,757
Prepaid expenses and other current assets	46,988	44,857

TOTAL CURRENT ASSETS	812,087	822,865

OTHER ASSETS	88,263	66,788
DEFERRED TAX ASSETS	11,103	9,189
INTANGIBLE ASSETS, NET	17,715	18,867
GOODWILL	415,164	416,175

PROPERTY, PLANT, AND EQUIPMENT:
Land	37,367	36,787
Buildings	322,587	318,463
Machinery and equipment	705,468	688,003
Construction in progress	27,789	34,772
	1,093,211	1,078,025
Less accumulated depreciation	(612,048)	(586,969)
	481,163	491,056

TOTAL ASSETS	$1,825,495	$1,824,940

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$108,095	$131,812
Accrued salaries, wages, and withholdings from employees	20,832	23,410
Other accrued expenses	40,297	31,198
Income taxes	5,108	8,234
Short-term borrowings	20,337	20,046

TOTAL CURRENT LIABILITIES	194,669	214,700

DEFERRED TAX LIABILITIES	29,984	28,976
OTHER LIABILITIES	22,310	8,554
ACCRUED EMPLOYEE AND RETIREE BENEFITS	24,313	23,210
LONG-TERM DEBT	656,737	689,553

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	98,037	101,663
Earnings reinvested in the business	1,552,928	1,516,243
Treasury stock, at cost	(595,336)	(597,800)
Accumulated other comprehensive loss	(163,543)	(165,555)

TOTAL SHAREHOLDERS’ EQUITY	897,482	859,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,825,495	$1,824,940

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net earnings	$67,138	$77,317
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	27,741	26,022
Share-based compensation	(1,155)	1,783
Net (gain) loss on assets	(75)	259
Deferred income taxes	(909)	9,933
Changes in operating assets and liabilities:
Accounts receivable	(17,131)	(117,520)
Inventories	29,201	(2,306)
Prepaid expenses and other assets	(3,395)	(12,178)
Accounts payable and accrued expenses	(21,401)	(7,759)
Salaries, wages and withholdings from employees	(2,598)	(591)
Income taxes	(2,631)	(6,043)
Other deferred liabilities	1,428	2,889

Net cash provided by (used in) operating activities	76,213	(28,194)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(16,606)	(24,000)
Cash receipts on sold receivables	-	91,142
Proceeds from sale of assets	91	283
Acquisition of new businesses	-	(11,313)
Other investing activity	(454)	751

Net cash (used in) provided by investing activities	(16,969)	56,863

Cash flows from financing activities:
Proceeds from additional borrowings	25,003	107,857
Debt payments	(55,182)	(33,009)
Purchase of treasury stock	-	(72,704)
Dividends paid	(30,453)	(28,244)
Other financing activity	(1,028)	(2,779)

Net cash used in financing activities	(61,660)	(28,879)

Effect of exchange rate changes on cash and cash equivalents	397	1,754

Net (decrease) increase in cash and cash equivalents	(2,019)	1,544
Cash and cash equivalents at beginning of period	31,901	29,344

Cash and cash equivalents at end of period	$29,882	$30,888

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive
Six Months Ended June 30, 2019	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Income (Loss)	Total Equity

Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)	$859,947
Net earnings	-	-	67,138	-	-	-	67,138
Other comprehensive income	-	-	-	-	-	2,012	2,012
Cash dividends paid - $0.72 per share	-	-	(30,453)	-	-	-	(30,453)
Share-based compensation	-	(1,155)	-	-	-	-	(1,155)
Non-vested stock issued upon vesting	-	(2,331)	-	(45,741)	2,331	-	-
Benefit plans	-	72	-	(18,597)	948	-	1,020
Other	-	(212)	-	15,991	(815)	-	(1,027)
Balances at June 30, 2019	$5,396	$98,037	$1,552,928	11,682,876	$(595,336)	$(163,543)	$897,482

Three Months Ended June 30, 2019
Balances at March 31, 2019	$5,396	$100,485	$1,533,832	11,690,379	$(595,718)	$(166,271)	$877,724
Net earnings	-	-	34,331	-	-	-	34,331
Other comprehensive income	-	-	-	-	-	2,728	2,728
Cash dividends paid - $0.36 per share	-	-	(15,235)	-	-	-	(15,235)
Share-based compensation	-	(1,842)	-	-	-	-	(1,842)
Non-vested stock issued upon vesting	-	(547)	-	(10,725)	547	-	-
Other	-	(59)	-	3,222	(165)	-	(224)
Balances at June 30, 2019	$5,396	$98,037	$1,552,928	11,682,876	$(595,336)	$(163,543)	$897,482

Six Months Ended June 30, 2018
Balances at December 31, 2017	$5,396	$107,176	$1,414,485	10,759,291	$(525,422)	$(149,334)	$852,301
Net earnings	-	-	77,317	-	-	-	77,317
Other comprehensive loss	-	-	-	-	-	(12,782)	(12,782)
Cash dividends paid - $0.66 per share	-	-	(28,244)	-	-	-	(28,244)
Share-based compensation	-	1,783	-	-	-	-	1,783
Stock options exercised	-	(80)	-	(4,000)	200	-	120
Non-vested stock issued upon vesting	-	(5,454)	-	(111,185)	5,454	-	-
Benefit plans	-	350	-	(15,126)	769	-	1,119
Purchase of treasury stock	-	-	-	1,000,000	(72,704)	-	(72,704)
Other	-	(832)	418	42,243	(2,067)	-	(2,481)
Balances at June 30, 2018	$5,396	$102,943	$1,463,976	11,671,223	$(593,770)	$(162,116)	$816,429

Three Months Ended June 30, 2018
Balances at March 31, 2018	$5,396	$103,099	$1,438,823	11,683,443	$(594,392)	$(125,470)	$827,456
Net earnings	-	-	39,123	-	-	-	39,123
Other comprehensive loss	-	-	-	-	-	(36,646)	(36,646)
Cash dividends paid - $0.33 per share	-	-	(13,970)	-	-	-	(13,970)
Share-based compensation	-	529	-	-	-	-	529
Stock options exercised	-	(42)	-	(2,000)	102	-	60
Non-vested stock issued upon vesting	-	(612)	-	(12,033)	612	-	-
Other	-	(31)	-	1,813	(92)	-	(123)
Balances at June 30, 2018	$5,396	$102,943	$1,463,976	11,671,223	$(593,770)	$(162,116)	$816,429

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2018, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change, except for the Company’s Lease and Derivative Financial Instruments accounting policies. These policies were updated as a result of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in the first quarter of 2019 and are described below.

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

The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. Generally, these risk management transactions may involve the use of foreign currency derivatives to protect against exposure resulting from recorded accounts receivable and payable. The Company may utilize forward exchange contracts, generally with maturities of less than 18 months, that qualify as cash flow hedges. Generally, these foreign exchange contracts are intended to offset the effect of exchange rate fluctuations on non-functional currency denominated sales and purchases. For derivative instruments that are designated as cash flow hedges, gains and losses, including any hedge ineffectiveness, are deferred in accumulated other comprehensive income (OCI) until the underlying transaction is recognized in earnings.

Index

Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the transaction and on an ongoing basis.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method allowing entities to apply the new lease standard at the adoption date. The Company adopted each of these standards in the first quarter of 2019 using the optional transition method allowed under ASU No. 2018-11. The Company elected the following practical expedients permitted within the standard:

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

The adoption of this standard resulted in the recognition of $20.7 million in right-of-use assets and lease liabilities for operating leases as of January 1, 2019. The adoption of this standard did not have an impact on the Company’s Consolidated Statements of Earnings, or to cash provided by or used in operating, financing, or investing activities on the Company’s Consolidated Statements of Cash Flows.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. This ASU is effective for fiscal years and interim periods beginning after December 15, 2018. The Company adopted this standard in the first quarter of 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two of the current goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. This standard will be applied prospectively and is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the expected impact of this standard.

Index

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the requirements for fair value measurements by removing, modifying, and adding certain disclosures. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

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

3.    Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2019. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2019, was $656.7 million. The fair value of the long-term debt at June 30, 2019, was $674.7 million.

Index

4.    Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2019:
Revenue from external customers	$174,534	$135,650	$29,002	$-	$339,186
Intersegment revenue	5,600	3,262	-	-	8,862
Total revenue	$180,134	$138,912	$29,002	$-	$348,048

Operating income (loss)	$20,050	$27,877	$4,201	$(4,760)	$47,368
Interest expense	-	-	-	5,200	5,200
Earnings (loss) before income taxes	$20,050	$27,877	$4,201	$(9,960)	$42,168

Three months ended June 30, 2018:
Revenue from external customers	$191,818	$140,702	$30,521	$-	$363,041
Intersegment revenue	6,840	3,589	-	-	10,429
Total revenue	$198,658	$144,291	$30,521	$-	$373,470

Operating income (loss)	$24,001	$31,133	$4,634	$(7,587)	$52,181
Interest expense	-	-	-	5,555	5,555
Earnings (loss) before income taxes	$24,001	$31,133	$4,634	$(13,142)	$46,626

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2019:
Revenue from external customers	$353,278	$275,900	$57,521	$-	$686,699
Intersegment revenue	10,409	6,891	-	-	17,300
Total revenue	$363,687	$282,791	$57,521	$-	$703,999

Operating income (loss)	$43,175	$58,076	$8,419	$(12,882)	$96,788
Interest expense	-	-	-	10,602	10,602
Earnings (loss) before income taxes	$43,175	$58,076	$8,419	$(23,484)	$86,186

Six months ended June 30, 2018:
Revenue from external customers	$374,300	$284,430	$60,788	$-	$719,518
Intersegment revenue	12,704	7,021	-	-	19,725
Total revenue	$387,004	$291,451	$60,788	$-	$739,243

Operating income (loss)	$49,328	$64,805	$9,506	$(15,777)	$107,862
Interest expense	-	-	-	11,110	11,110
Earnings (loss) before income taxes	$49,328	$64,805	$9,506	$(26,887)	$96,752

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. There were no restructuring and other costs incurred in either the first six months of 2019 or 2018.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Note 2, Acquisitions, for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market. The following tables display the Company’s revenue by these major sources.

Index

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended June 30, 2019:
Flavors	$101,495	$-	$-	$101,495
Natural Ingredients	52,425	-	-	52,425
Fragrances	26,214	-	-	26,214
Food & Beverage Colors	-	79,374	-	79,374
Cosmetics	-	35,855	-	35,855
Other Colors	-	23,683	-	23,683
Asia Pacific	-	-	29,002	29,002
Intersegment Revenue	(5,600)	(3,262)	-	(8,862)
Total revenue from external customers	$174,534	$135,650	$29,002	$339,186
Three months ended June 30, 2018:
Flavors	$115,222	$-	$-	$115,222
Natural Ingredients	56,197	-	-	56,197
Fragrances	27,239	-	-	27,239
Food & Beverage Colors	-	77,467	-	77,467
Cosmetics	-	40,727	-	40,727
Other Colors	-	26,097	-	26,097
Asia Pacific	-	-	30,521	30,521
Intersegment Revenue	(6,840)	(3,589)	-	(10,429)
Total revenue from external customers	$191,818	$140,702	$30,521	$363,041

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Six months ended June 30, 2019:
Flavors	$205,771	$-	$-	$205,771
Natural Ingredients	103,644	-	-	103,644
Fragrances	54,272	-	-	54,272
Food & Beverage Colors	-	159,738	-	159,738
Cosmetics	-	74,138	-	74,138
Other Colors	-	48,915	-	48,915
Asia Pacific	-	-	57,521	57,521
Intersegment Revenue	(10,409)	(6,891)	-	(17,300)
Total revenue from external customers	$353,278	$275,900	$57,521	$686,699
Six months ended June 30, 2018:
Flavors	$224,273	$-	$-	$224,273
Natural Ingredients	109,398	-	-	109,398
Fragrances	53,333	-	-	53,333
Food & Beverage Colors	-	154,283	-	154,283
Cosmetics	-	86,231	-	86,231
Other Colors	-	50,937	-	50,937
Asia Pacific	-	-	60,788	60,788
Intersegment Revenue	(12,704)	(7,021)	-	(19,725)
Total revenue from external customers	$374,300	$284,430	$60,788	$719,518

Index
Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended June 30, 2019:
North America	$113,115	$65,301	$37	$178,453
Europe	41,323	38,682	107	80,112
Asia Pacific	9,430	15,112	28,722	53,264
Other	10,666	16,555	136	27,357
Total revenue from external customers	$174,534	$135,650	$29,002	$339,186

Three months ended June 30, 2018:
North America	$127,196	$63,738	$-	$190,934
Europe	44,964	41,127	24	86,115
Asia Pacific	9,069	17,641	30,284	56,994
Other	10,589	18,196	213	28,998
Total revenue from external customers	$191,818	$140,702	$30,521	$363,041

Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Six months ended June 30, 2019:
North America	$225,862	$131,308	$62	$357,232
Europe	89,324	80,817	148	170,289
Asia Pacific	17,039	31,537	56,988	105,564
Other	21,053	32,238	323	53,614
Total revenue from external customers	$353,278	$275,900	$57,521	$686,699

Six months ended June 30, 2018:
North America	$246,251	$127,320	$-	$373,571
Europe	90,391	84,758	30	175,179
Asia Pacific	16,091	34,551	60,295	110,937
Other	21,567	37,801	463	59,831
Total revenue from external customers	$374,300	$284,430	$60,788	$719,518

5.    Inventories

At June 30, 2019, and December 31, 2018, inventories included finished and in-process products totaling $312.6 million and $320.4 million, respectively, and raw materials and supplies of $149.5 million and $170.4 million, respectively.

Index

6.    Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Service cost	$359	$366	$718	$734
Interest cost	319	286	639	575
Expected return on plan assets	(229)	(241)	(460)	(486)
Recognized actuarial gain	(39)	(27)	(78)	(54)

Total defined benefit expense	$410	$384	$819	$769

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

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $2.8 million and $5.8 million for the three and six months ended June 30, 2019, respectively.

For the six months ended June 30, 2019, the Company paid $5.0 million in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $5.0 million of right-of-use assets in exchange for operating lease obligations for the six months ended June 30, 2019.

The Company included $21.2 million of right-of-use assets in Other Assets and $8.1 million and $13.1 million of operating lease liabilities in Other Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2019.

The Company’s weighted average remaining operating lease term was 3.7 years as of June 30, 2019. The Company’s weighted average discount rate for operating leases was 4.4% as of June 30, 2019.

Index

As of June 30, 2019, maturities of operating lease liabilities for future annual periods are as follows:

(in thousands)

Year ending December 31,
2019	$4,655
2020	7,789
2021	4,303
2022	2,224
2023	1,422
Thereafter	2,699
Total lease payments	23,092
Less imputed interest	(1,911)
Present value of lease liabilities	$21,181

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $38.1 million and $76.0 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2019, and December 31, 2018, respectively. For the three and six months ended June 30, 2019 and 2018, the amounts reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges; the results of these transactions were not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of June 30, 2019, and December 31, 2018, the total value of the Company’s Euro, Swiss Franc, and British Pound debt designated as net investment hedges was $364.2 million and $366.5 million, respectively.  For the three and six months ended June 30, 2019, the impact of foreign exchange rates on these debt instruments increased debt by $2.5 million and decreased debt by $2.3 million, respectively, which has been recorded as foreign currency translation in OCI.

9.    Income Taxes

The effective income tax rates for the three months ended June 30, 2019 and 2018, were 18.6% and 16.1%, respectively. For the six months ended June 30, 2019 and 2018, the effective income tax rates were 22.1% and 20.1%, respectively. The effective tax rates in both 2019 and 2018 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and the mix of foreign earnings. In addition, the 2019 effective tax rate was impacted by an adjustment to a valuation allowance, and the 2018 effective tax rate was impacted by the U.S. tax accounting method changes that were filed with the IRS.

Index

10.  Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2019 and 2018:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income before reclassifications	66	-	2,291	2,357
Amounts reclassified from OCI	(271)	(74)	-	(345)
Balances at June 30, 2019	$(58)	$475	$(163,960)	$(163,543)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at March 31, 2019	$632	$512	$(167,415)	$(166,271)
Other comprehensive income (loss) before reclassifications	(531)	-	3,455	2,924
Amounts reclassified from OCI	(159)	(37)	-	(196)
Balances at June 30, 2019	$(58)	$475	$(163,960)	$(163,543)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income (loss) before reclassifications	525	-	(13,357)	(12,832)
Amounts reclassified from OCI	110	(60)	-	50
Balances at June 30, 2018	$(34)	$(369)	$(161,713)	$(162,116)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at March 31, 2018	$39	$(339)	$(125,170)	$(125,470)
Other comprehensive loss before reclassifications	(145)	-	(36,543)	(36,688)
Amounts reclassified from OCI	72	(30)	-	42
Balances at June 30, 2018	$(34)	$(369)	$(161,713)	$(162,116)

(a)	Cash Flow Hedges and Pension Items are net of tax.

11.  Accounts Receivable Securitization

The Company is engaged in an accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo).  The commitment size under the program is $70 million.

Between October 2016 and June 2018, the Company accounted for sales of trade receivables under the program as a reduction in accounts receivable on the Company’s Consolidated Condensed Balance Sheets in accordance with ASC 860, Transfers and Servicing (ASC 860).

In June 2018, the Company amended the program. Following the amendment, the Company no longer accounts for sales of trade receivables in accordance with ASC 860, and instead now maintains the trade receivables and related debt on its Consolidated Condensed Balance Sheets.

Index

Under the amended program, Wells Fargo has extended a secured loan of up to $70 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The program expires in October 2019; however, the Company has the intent and ability to refinance or extend the program prior to maturity. As of June 30, 2019, $70 million was borrowed under the program.

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

Agar v. Sensient Natural Ingredients LLC

On March 29, 2019, Calvin Agar (Agar), a former employee, filed a Class Action Complaint in Stanislaus County Superior Court against Sensient Natural Ingredients LLC (SNI). On May 22, 2019, Agar filed a First Amended Class Action Complaint against SNI (the Complaint). Agar alleges that SNI improperly reported overtime pay on employees’ wage statements, in violation of the California Labor Code. The Complaint alleges two causes of action, and both concern the wage statements.

The Complaint does not allege that SNI failed to pay any overtime due to Agar or any of the putative class or group members. The Complaint merely challenges the manner in which SNI has reported overtime pay on its wage statements.

SNI maintains that it has accurately paid Agar and the putative class members for all overtime worked, and that they have not experienced any harm. SNI further maintains that the format of its wage statements does not violate the requirements of state law or any specific guidance from California decisional law, the California Division of Labor Standards Enforcement, or the California Labor Commissioner's Office. Finally, SNI contends that certain of the state law claims are subject to mandatory individual arbitration.

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution. The parties have agreed to submit this case to mediation, which is currently scheduled for December 11, 2019.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue
Revenue was $339.2 million and $363.0 million for the three months ended June 30, 2019 and 2018, respectively. Revenue was $686.7 million and $719.5 million for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019, the impact of foreign exchange rates decreased consolidated revenue by approximately 2% and 3%, respectively.

Gross Margin
The Company’s gross margin was 33.0% and 33.5% for the three months ended June 30, 2019 and 2018, respectively. The decrease in gross margin was primarily a result of unfavorable volume and product mix and higher raw material costs, partially offset by higher selling prices.

Gross margin was 33.1% and 34.0% for the six months ended June 30, 2019 and 2018, respectively. The decrease in gross margin for the six months ended June 30, 2019 was primarily a result of higher manufacturing costs as a percent of revenue due to lower volumes and higher raw material costs, partially offset by higher selling prices.

Selling and Administrative Expense
Selling and administrative expense as a percent of revenue was 19.0% and 19.1% for the three months ended June 30, 2019 and 2018, respectively. Selling and administrative expense as a percent of revenue was 19.0% for both the six months ended June 30, 2019 and 2018.

Operating Income
Operating income was $47.4 million and $52.2 million for the three months ended June 30, 2019 and 2018, respectively. Operating margins were 14.0% and 14.4% for the three months ended June 30, and 2018, respectively.

Operating income was $96.8 million and $107.9 million for the six months ended June 30, 2019 and 2018, respectively. Operating margins were 14.1% and 15.0% for the six months ended June 30, 2019 and 2018, respectively.

Interest Expense
Interest expense was $5.2 million and $5.6 million for the three months ended June 30, 2019 and 2018, respectively, and $10.6 million and $11.1 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in expense was primarily due to the decrease in the average debt outstanding.

Income Taxes
The effective income tax rates for the three months ended June 30, 2019 and 2018, were 18.6% and 16.1%, respectively. For the six months ended June 30, 2019 and 2018, the effective income tax rates were 22.1% and 20.1%, respectively. The effective tax rates in both 2019 and 2018 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and the mix of foreign earnings. In addition, the 2019 effective tax rate was impacted by an adjustment to a valuation allowance, and the 2018 effective tax rate was impacted by the U.S. tax accounting method changes that were filed with the IRS.

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

Index
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

The following table summarizes the percentage change for the results of the three and six months ended June 30, 2019, compared to the results for the three and six months ended June 30, 2018, in the respective financial measures.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(9.3%)	(1.5%)	(7.8%)	(6.0%)	(1.9%)	(4.1%)
Color	(3.7%)	(2.8%)	(0.9%)	(3.0%)	(3.8%)	0.8%
Asia Pacific	(5.0%)	(2.0%)	(3.0%)	(5.4%)	(2.7%)	(2.7%)
Total Revenue	(6.6%)	(2.1%)	(4.5%)	(4.6%)	(2.7%)	(1.9%)

Operating Income
Flavors & Fragrances	(16.5%)	(0.1%)	(16.4%)	(12.5%)	(0.6%)	(11.9%)
Color	(10.5%)	(2.8%)	(7.7%)	(10.4%)	(3.8%)	(6.6%)
Asia Pacific	(9.3%)	0.5%	(9.8%)	(11.4%)	0.0%	(11.4%)
Corporate & Other	(37.3%)	(0.1%)	(37.2%)	(18.3%)	(0.1%)	(18.2%)
Total Operating Income	(9.2%)	(1.6%)	(7.6%)	(10.3%)	(2.5%)	(7.8%)
Diluted EPS	(12.0%)	(1.1%)	(10.9%)	(12.2%)	(2.3%)	(9.9%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. There were no restructuring and other costs incurred in either the first six months of 2019 or 2018.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Acquisitions above for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Index
Flavors & Fragrances
Flavors & Fragrances segment revenue was $180.1 million and $198.7 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately 9%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was a result of lower revenue in Flavors, Natural Ingredients, and Fragrances. The lower revenue in Flavors was primarily due to unfavorable volumes and the unfavorable impact of exchange rates. The lower revenue in Natural Ingredients was primarily due to unfavorable volumes. The lower revenue in Fragrances was primarily due to unfavorable volumes and the unfavorable impact of exchange rates, partially offset by the favorable impact of selling prices.

For the six months ended June 30, 2019 and 2018, Flavors & Fragrances segment revenue was $363.7 million and $387.0 million, respectively, a decrease of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue in Flavors and Natural Ingredients. The lower revenue in Flavors was primarily due to unfavorable volumes and the unfavorable impact of exchange rates, partially offset by the favorable impact of selling prices. The lower revenue in Natural Ingredients was primarily due to unfavorable volumes and unfavorable selling prices.

Flavors & Fragrances segment operating income was $20.1 million and $24.0 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately 17%. Foreign exchange rates had minimal impact on segment operating income. The lower segment operating income was primarily a result of lower operating income in Flavors, partially offset by higher operating income at Natural Ingredients. The lower operating income in Flavors was primarily a result of lower volumes and higher raw material costs, partially offset by favorable product mix. The higher operating income in Natural Ingredients was primarily due to favorable raw material costs and product mix. Segment operating income as a percent of revenue was 11.1% in the current quarter and 12.1% in the prior year’s comparable quarter.

Flavors & Fragrances segment operating income was $43.2 million and $49.3 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of approximately 13%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in Flavors, partially offset by higher operating income at Natural Ingredients. The lower operating income in Flavors was primarily a result of lower volumes, higher manufacturing and other costs, and higher raw material costs, partially offset by favorable product mix and selling prices. The higher operating income in Natural Ingredients was primarily due to favorable raw material costs and product mix, partially offset by lower volumes and selling prices. Segment operating income as a percent of revenue was 11.9% and 12.7% for the six months ended June 30, 2019 and 2018, respectively.

Color
Segment revenue for the Color segment was $138.9 million and $144.3 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately 4%. Foreign exchange rates decreased segment revenue by approximately 3%. The decrease was primarily a result of lower revenue in Cosmetics and Other Colors, partially offset by higher revenue in Food & Beverage Colors. The lower revenue in Cosmetics was primarily a result of lower volumes and the unfavorable impact of exchange rates. The lower revenue in Other Colors was primarily due to lower ink volumes and the unfavorable impact of exchange rates, partially offset by the impact of the Mazza Innovation Limited acquisition. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes and higher selling prices, partially offset by the unfavorable impact of exchange rates.

For the six months ended June 30, 2019 and 2018, segment revenue for the Color segment was $282.8 million and $291.5 million, respectively, a decrease of approximately 3%. Foreign exchange rates decreased segment revenue by approximately 4%. The decrease was primarily a result of lower revenue in Cosmetics and Other Colors, partially offset by higher revenue in Food & Beverage Colors. The lower revenue in Cosmetics was primarily a result of lower volumes and the unfavorable impact of exchange rates. The lower revenue in Other Colors was primarily due to lower ink volumes and the unfavorable impact of exchange rates, partially offset by the impact of the Mazza Innovation Limited acquisition. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, higher selling prices, and the impact of the GlobeNatural acquisition, partially offset by the unfavorable impact of exchange rates.

Index
Segment operating income for the Color segment was $27.9 million and $31.1 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately 11%. Foreign exchange rates decreased segment operating income by approximately 3%. The lower segment operating income was primarily a result of lower operating income in Cosmetics, primarily as a result of lower volumes and unfavorable product mix. Segment operating income as a percent of revenue was 20.1% in the current quarter and 21.6% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $58.1 million and $64.8 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of approximately 10%. Foreign exchange rates decreased segment operating income by approximately 4%. The lower segment operating income was primarily a result of lower operating income in Cosmetics, Food & Beverage Colors, and Other Colors. The lower operating income in Cosmetics was primarily a result of lower volumes, the unfavorable impact of exchange rates, and tariffs, partially offset by favorable manufacturing and other costs. The lower operating income in Food & Beverage Colors was primarily a result of higher raw material costs, tariffs, unfavorable manufacturing and other costs, unfavorable product mix and the unfavorable impact of exchange rates, partially offset by favorable selling prices and higher volumes. The lower operating income in Other Colors was primarily a result of the impact of the Mazza Innovation Limited acquisition and lower ink volumes, partially offset by lower raw material costs. Segment operating income as a percent of revenue was 20.5% and 22.2% for the six months ended June 30, 2019 and 2018, respectively.

Asia Pacific
Segment revenue for the Asia Pacific segment was $29.0 million and $30.5 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately 5%. Foreign exchange rates decreased segment revenue by approximately 2%. The lower segment revenue was primarily due to lower volumes and the unfavorable impact of exchange rates.

For the six months ended June 30, 2019 and 2018, segment revenue for the Asia Pacific segment was $57.5 million and $60.8 million, respectively, a decrease of approximately 5%. Foreign exchange rates decreased segment revenue by approximately 3%. The lower segment revenue was primarily due to lower volumes and the unfavorable impact of exchange rates, partially offset by favorable selling prices.

Segment operating income for the Asia Pacific segment was $4.2 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately 9%. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 14.5% in the current quarter and 15.2% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $8.4 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of approximately 11%. Foreign exchange rates had minimal impact on segment operating income. The lower operating income was primarily due to higher manufacturing and other costs, partially offset by favorable selling prices. Segment operating income as a percent of revenue was 14.6% and 15.6% for the six months ended June 30, 2019 and 2018, respectively.

Corporate & Other
The Corporate & Other operating expense was $4.8 million and $7.6 million for the three months ended June 30, 2019 and 2018, respectively, and $12.9 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively. The lower operating expense was primarily due to lower performance-based executive compensation.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2019. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $76.2 million for the six months ended June 30, 2019, and net cash used in operating activities was $28.2 million for the six months ended June 30, 2018. The increase in net cash provided by operating activities in 2019 is primarily due to the adoption of ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which required certain cash receipts related to the Company’s accounts receivable securitization (i.e., the deferred purchase price) to be classified as investing activities. As a result, the Company included $91.1 million of cash received as deferred purchase price as investing activities in the six months ended June 30, 2018. In addition, the increase in cash provided by operating activities was due to less cash used in working capital during the six months ended June 30, 2019, compared to June 30, 2018.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $17.0 million during the six months ended June 30, 2019. During the six months ended June 30, 2018, net cash provided by investing activities was $56.9 million. Capital expenditures were $16.6 million and $24.0 million for the six months ended June 30, 2019 and 2018, respectively. Cash receipts on sold receivables were $91.1 million during the six months ended June 30 2018, as discussed above in Cash Flows from Operating Activities. During the six months ended June 30, 2018, the Company made acquisitions for a total of $11.3 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $61.7 million and $28.9 million for the six months ended June 30, 2019 and 2018, respectively. Net debt decreased by $30.2 million and increased $74.8 million for the six months ended June 30, 2019 and 2018, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $30.5 million and $28.2 million were paid during the six months ended June 30, 2019 and 2018, respectively. Dividends paid were 72 cents per share and 66 cents per share for the first six months of 2019 and 2018, respectively. The Company repurchased $72.7 million of Company stock for the six months ended June 30, 2018, and did not repurchase any Company stock for the six months ended June 30, 2019.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2019.  For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2019.  For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2019.  For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, the Company’s Chairman, President, and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting:  There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2019, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements.  A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results.  These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the effectiveness of the Company’s past restructuring activities; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; the effects of current or future tariffs and other trade barriers; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018; and the matters discussed above under Item 2 including the critical accounting policies referenced therein.  Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Agar v. Sensient Natural Ingredients LLC

On March 29, 2019, Calvin Agar (Agar), a former employee, filed a Class Action Complaint in Stanislaus County Superior Court against Sensient Natural Ingredients LLC (SNI). On May 22, 2019, Agar filed a First Amended Class Action Complaint against SNI (the Complaint). Agar alleges that SNI improperly reported overtime pay on employees’ wage statements, in violation of the California Labor Code. The Complaint alleges two causes of action, and both concern the wage statements.

The Complaint does not allege that SNI failed to pay any overtime due to Agar or any of the putative class or group members. The Complaint merely challenges the manner in which SNI has reported overtime pay on its wage statements.

SNI maintains that it has accurately paid Agar and the putative class members for all overtime worked, and that they have not experienced any harm. SNI further maintains that the format of its wage statements does not violate the requirements of state law or any specific guidance from California decisional law, the California Division of Labor Standards Enforcement, or the California Labor Commissioner's Office. Finally, SNI contends that certain of the state law claims are subject to mandatory individual arbitration.

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution. The parties have agreed to submit this case to mediation, which is currently scheduled for December 11, 2019.

Index

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, except as follows:

The impact of tariffs and other trade barriers may negatively affect our results.

Tariffs and other trade barriers imposed by the U.S. or other countries have affected and could continue to adversely affect our manufacturing costs, our ability to import raw materials, our ability to export our products to other markets, and our ability to compete successfully against other companies that are not impacted by tariffs to the same extent as the Company. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and the Company’s efforts to reduce the effects of tariffs through pricing and other measures may not be effective.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). There were no repurchases of shares by the Company during the three or six months ended June 30, 2019. There is no expiration date for the 2017 Authorization. As of June 30, 2019, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 5, 2019	By:	/s/ John J. Manning
John J. Manning, Vice President, General Counsel & Secretary

Date:	August 5, 2019	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer