Form 10-Q
period 2019-09-30
SENSIENT TECHNOLOGIES CORP
filed 2019-11-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, par value $0.10 per share	42,318,528

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$317,650	$342,734	$1,004,349	$1,062,252

Cost of products sold	215,250	227,161	674,956	702,138

Selling and administrative expenses	63,612	65,309	193,817	201,988

Operating income	38,788	50,264	135,576	158,126

Interest expense	4,936	5,407	15,538	16,517

Earnings before income taxes	33,852	44,857	120,038	141,609

Income taxes (benefit)	1,981	(2,336)	21,029	17,099

Net earnings	$31,871	$47,193	$99,009	$124,510

Weighted average number of shares outstanding:
Basic	42,272	42,240	42,261	42,464
Diluted	42,299	42,313	42,291	42,571

Earnings per common share:
Basic	$0.75	$1.12	$2.34	$2.93
Diluted	$0.75	$1.12	$2.34	$2.92

Dividends declared per common share	$0.36	$0.33	$1.08	$0.99

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Comprehensive Income	$14,104	$47,961	$83,254	$112,496

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2019 (Unaudited)	December 31, 2018

CURRENT ASSETS:
Cash and cash equivalents	$34,422	$31,901
Trade accounts receivable, net	244,610	255,350
Inventories	470,136	490,757
Prepaid expenses and other current assets	43,193	44,857

TOTAL CURRENT ASSETS	792,361	822,865

OTHER ASSETS	82,560	66,788
DEFERRED TAX ASSETS	10,942	9,189
INTANGIBLE ASSETS, NET	16,883	18,867
GOODWILL	406,053	416,175

PROPERTY, PLANT, AND EQUIPMENT:
Land	35,894	36,787
Buildings	319,472	318,463
Machinery and equipment	700,030	688,003
Construction in progress	28,656	34,772
	1,084,052	1,078,025
Less accumulated depreciation	(614,294)	(586,969)
	469,758	491,056

TOTAL ASSETS	$1,778,557	$1,824,940

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$103,557	$131,812
Accrued salaries, wages, and withholdings from employees	21,208	23,410
Other accrued expenses	44,391	31,198
Income taxes	2,828	8,234
Short-term borrowings	20,207	20,046

TOTAL CURRENT LIABILITIES	192,191	214,700

DEFERRED TAX LIABILITIES	28,159	28,976
OTHER LIABILITIES	20,568	8,554
ACCRUED EMPLOYEE AND RETIREE BENEFITS	23,999	23,210
LONG-TERM DEBT	616,967	689,553

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	98,347	101,663
Earnings reinvested in the business	1,569,564	1,516,243
Treasury stock, at cost	(595,324)	(597,800)
Accumulated other comprehensive loss	(181,310)	(165,555)

TOTAL SHAREHOLDERS’ EQUITY	896,673	859,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,778,557	$1,824,940

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net earnings	$99,009	$124,510
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	41,706	39,057
Share-based compensation	(816)	1,541
Net (gain) loss on assets	(1,224)	311
Deferred income taxes	(2,303)	3,152
Changes in operating assets and liabilities:
Accounts receivable	6,355	(111,283)
Inventories	14,493	(25,044)
Prepaid expenses and other assets	(5,053)	(3,118)
Accounts payable and accrued expenses	(19,565)	(9,266)
Salaries, wages and withholdings from employees	(1,647)	(782)
Income taxes	(5,294)	(12,647)
Other deferred liabilities	1,920	2,429

Net cash provided by operating activities	127,581	8,860

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(26,073)	(34,090)
Cash receipts on sold receivables	-	91,142
Proceeds from sale of assets	2,033	283
Acquisition of new businesses	-	(31,100)
Other investing activity	4,280	616

Net cash (used in) provided by investing activities	(19,760)	26,851

Cash flows from financing activities:
Proceeds from additional borrowings	35,126	248,426
Debt payments	(90,966)	(158,214)
Purchase of treasury stock	-	(76,734)
Dividends paid	(45,688)	(42,195)
Other financing activity	(1,027)	(2,777)

Net cash used in financing activities	(102,555)	(31,494)

Effect of exchange rate changes on cash and cash equivalents	(2,745)	3,199

Net increase in cash and cash equivalents	2,521	7,416
Cash and cash equivalents at beginning of period	31,901	29,344

Cash and cash equivalents at end of period	$34,422	$36,760

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive
Nine Months Ended September 30, 2019	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Income (Loss)	Total Equity

Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)	$859,947
Net earnings	-	-	99,009	-	-	-	99,009
Other comprehensive loss	-	-	-	-	-	(15,755)	(15,755)
Cash dividends paid - $1.08 per share	-	-	(45,688)	-	-	-	(45,688)
Share-based compensation	-	(816)	-	-	-	-	(816)
Non-vested stock issued upon vesting	-	(2,343)	-	(45,981)	2,343	-	-
Benefit plans	-	72	-	(18,597)	948	-	1,020
Other	-	(229)	-	15,991	(815)	-	(1,044)
Balances at September 30, 2019	$5,396	$98,347	$1,569,564	11,682,636	$(595,324)	$(181,310)	$896,673

Three Months Ended September 30, 2019
Balances at June 30, 2019	$5,396	$98,037	$1,552,928	11,682,876	$(595,336)	$(163,543)	$897,482
Net earnings	-	-	31,871	-	-	-	31,871
Other comprehensive loss	-	-	-	-	-	(17,767)	(17,767)
Cash dividends paid - $0.36 per share	-	-	(15,235)	-	-	-	(15,235)
Share-based compensation	-	339	-	-	-	-	339
Non-vested stock issued upon vesting	-	(12)	-	(240)	12	-	-
Other	-	(17)	-	-	-	-	(17)
Balances at September 30, 2019	$5,396	$98,347	$1,569,564	11,682,636	$(595,324)	$(181,310)	$896,673

Nine Months Ended September 30, 2018
Balances at December 31, 2017	$5,396	$107,176	$1,414,485	10,759,291	$(525,422)	$(149,334)	$852,301
Net earnings	-	-	124,510	-	-	-	124,510
Other comprehensive loss	-	-	-	-	-	(12,014)	(12,014)
Cash dividends paid - $0.99 per share	-	-	(42,195)	-	-	-	(42,195)
Share-based compensation	-	1,541	-	-	-	-	1,541
Stock options exercised	-	(80)	-	(4,000)	200	-	120
Non-vested stock issued upon vesting	-	(5,454)	-	(111,185)	5,454	-	-
Benefit plans	-	350	-	(15,126)	769	-	1,119
Purchase of treasury stock	-	-	-	1,060,000	(76,734)	-	(76,734)
Other	-	(830)	418	42,243	(2,067)	-	(2,479)
Balances at September 30, 2018	$5,396	$102,703	$1,497,218	11,731,223	$(597,800)	$(161,348)	$846,169

Three Months Ended September 30, 2018
Balances at June 30, 2018	$5,396	$102,943	$1,463,976	11,671,223	$(593,770)	$(162,116)	$816,429
Net earnings	-	-	47,193	-	-	-	47,193
Other comprehensive income	-	-	-	-	-	768	768
Cash dividends paid - $0.33 per share	-	-	(13,951)	-	-	-	(13,951)
Share-based compensation	-	(242)	-	-	-	-	(242)
Purchase of treasury stock	-	-	-	60,000	(4,030)	-	(4,030)
Other	-	2	-	-	-	-	2
Balances at September 30, 2018	$5,396	$102,703	$1,497,218	11,731,223	$(597,800)	$(161,348)	$846,169

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient of accounting for the lease and non-lease components of each lease as a single lease component.

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

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. For most instruments, entities must apply the standard using a cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company has established a project plan and an implementation team to adopt and apply the new standard. The Company is in the process of implementing necessary changes to accounting policies, processes, controls, and systems to enable compliance with this new standard. The Company continues to evaluate the impact the adoption of this standard will have on its Consolidated Financial Statements and related disclosures.

Index
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

Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2019. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2019, was $617.0 million. The fair value of the long-term debt at September 30, 2019, was $636.3 million.

Index

4.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2019:
Revenue from external customers	$163,870	$123,710	$30,070	$-	$317,650
Intersegment revenue	3,707	3,295	55	-	7,057
Total revenue	$167,577	$127,005	$30,125	$-	$324,707

Operating income (loss)	$17,600	$23,436	$5,406	$(7,654)	$38,788
Interest expense	-	-	-	4,936	4,936
Earnings (loss) before income taxes	$17,600	$23,436	$5,406	$(12,590)	$33,852

Three months ended September 30, 2018:
Revenue from external customers	$179,103	$132,356	$31,275	$-	$342,734
Intersegment revenue	5,294	2,774	-	-	8,068
Total revenue	$184,397	$135,130	$31,275	$-	$350,802

Operating income (loss)	$24,814	$26,565	$5,750	$(6,865)	$50,264
Interest expense	-	-	-	5,407	5,407
Earnings (loss) before income taxes	$24,814	$26,565	$5,750	$(12,272)	$44,857

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2019:
Revenue from external customers	$517,148	$399,610	$87,591	$-	$1,004,349
Intersegment revenue	14,116	10,186	55	-	24,357
Total revenue	$531,264	$409,796	$87,646	$-	$1,028,706

Operating income (loss)	$60,775	$81,512	$13,825	$(20,536)	$135,576
Interest expense	-	-	-	15,538	15,538
Earnings (loss) before income taxes	$60,775	$81,512	$13,825	$(36,074)	$120,038

Nine months ended September 30, 2018:
Revenue from external customers	$553,403	$416,786	$92,063	$-	$1,062,252
Intersegment revenue	17,998	9,795	-	-	27,793
Total revenue	$571,401	$426,581	$92,063	$-	$1,090,045

Operating income (loss)	$74,142	$91,370	$15,256	$(22,642)	$158,126
Interest expense	-	-	-	16,517	16,517
Earnings (loss) before income taxes	$74,142	$91,370	$15,256	$(39,159)	$141,609

The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. There were no restructuring and other costs incurred in either the first nine months of 2019 or 2018.

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

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended September 30, 2019:
Flavors	$89,604	$-	$-	$89,604
Natural Ingredients	53,220	-	-	53,220
Fragrances	24,753	-	-	24,753
Food & Beverage Colors	-	73,383	-	73,383
Cosmetics	-	32,080	-	32,080
Other Colors	-	21,542	-	21,542
Asia Pacific	-	-	30,125	30,125
Intersegment Revenue	(3,707)	(3,295)	(55)	(7,057)
Total revenue from external customers	$163,870	$123,710	$30,070	$317,650

Three months ended September 30, 2018:
Flavors	$98,060	$-	$-	$98,060
Natural Ingredients	58,140	-	-	58,140
Fragrances	28,197	-	-	28,197
Food & Beverage Colors	-	76,524	-	76,524
Cosmetics	-	35,466	-	35,466
Other Colors	-	23,140	-	23,140
Asia Pacific	-	-	31,275	31,275
Intersegment Revenue	(5,294)	(2,774)	-	(8,068)
Total revenue from external customers	$179,103	$132,356	$31,275	$342,734

Index
Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2019:
Flavors	$295,375	$-	$-	$295,375
Natural Ingredients	156,864	-	-	156,864
Fragrances	79,025	-	-	79,025
Food & Beverage Colors	-	233,121	-	233,121
Cosmetics	-	106,218	-	106,218
Other Colors	-	70,457	-	70,457
Asia Pacific	-	-	87,646	87,646
Intersegment Revenue	(14,116)	(10,186)	(55)	(24,357)
Total revenue from external customers	$517,148	$399,610	$87,591	$1,004,349

Nine months ended September 30, 2018:
Flavors	$322,333	$-	$-	$322,333
Natural Ingredients	167,538	-	-	167,538
Fragrances	81,530	-	-	81,530
Food & Beverage Colors	-	230,807	-	230,807
Cosmetics	-	121,697	-	121,697
Other Colors	-	74,077	-	74,077
Asia Pacific	-	-	92,063	92,063
Intersegment Revenue	(17,998)	(9,795)	-	(27,793)
Total revenue from external customers	$553,403	$416,786	$92,063	$1,062,252

Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended September 30, 2019:
North America	$109,659	$60,801	$25	$170,485
Europe	35,964	33,027	132	69,123
Asia Pacific	7,002	12,903	29,731	49,636
Other	11,245	16,979	182	28,406
Total revenue from external customers	$163,870	$123,710	$30,070	$317,650

Three months ended September 30, 2018:
North America	$118,690	$63,945	$-	$182,635
Europe	42,866	34,929	81	77,876
Asia Pacific	7,053	15,910	31,032	53,995
Other	10,494	17,572	162	28,228
Total revenue from external customers	$179,103	$132,356	$31,275	$342,734

Index
Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2019:
North America	$335,521	$192,109	$87	$527,717
Europe	125,288	113,844	280	239,412
Asia Pacific	24,041	44,440	86,719	155,200
Other	32,298	49,217	505	82,020
Total revenue from external customers	$517,148	$399,610	$87,591	$1,004,349

Nine months ended September 30, 2018:
North America	$364,941	$191,265	$-	$556,206
Europe	133,257	119,687	111	253,055
Asia Pacific	23,144	50,461	91,327	164,932
Other	32,061	55,373	625	88,059
Total revenue from external customers	$553,403	$416,786	$92,063	$1,062,252

5.	Inventories

At September 30, 2019, and December 31, 2018, inventories included finished and in-process products totaling $318.7 million and $320.4 million, respectively, and raw materials and supplies of $151.4 million and $170.4 million, respectively.

6.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Service cost	$358	$366	$1,076	$1,100
Interest cost	315	282	954	857
Expected return on plan assets	(224)	(236)	(684)	(722)
Recognized actuarial gain	(40)	(27)	(118)	(81)

Total defined benefit expense	$409	$385	$1,228	$1,154

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

Index
The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $2.7 million and $8.5 million for the three and nine months ended September 30, 2019, respectively.

For the nine months ended September 30, 2019, the Company paid $7.4 million in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $6.5 million of right-of-use assets in exchange for operating lease obligations for the nine months ended September 30, 2019.

The Company included $20.1 million of right-of-use assets in Other Assets and $8.0 million and $12.1 million of operating lease liabilities in Other Accrued Expenses and Other Liabilities, respectively, on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2019.

The Company’s weighted average remaining operating lease term was 3.6 years as of September 30, 2019. The Company’s weighted average discount rate for operating leases was 4.5% as of September 30, 2019.
As of September 30, 2019, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)

Year ending December 31,
2019	$2,383
2020	8,133
2021	4,696
2022	2,457
2023	1,474
Thereafter	2,682
Total lease payments	21,825
Less imputed interest	(1,762)
Present value of lease liabilities	$20,063

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $22.5 million and $76.0 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2019, and December 31, 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, the amounts reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges; the results of these transactions were not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of September 30, 2019, and December 31, 2018, the total value of the Company’s Euro, Swiss Franc, and British Pound debt designated as net investment hedges was $350.2 million and $366.5 million, respectively.  For the three and nine months ended September 30, 2019, the impact of foreign exchange rates on these debt instruments decreased debt by $14.0 million and $16.3 million, respectively, which has been recorded as foreign currency translation in OCI.

Index

9.	Income Taxes

The effective income tax rates for the three months ended September 30, 2019 and 2018, were 5.9% and (5.2%), respectively. For the nine months ended September 30, 2019 and 2018, the effective income tax rates were 17.5% and 12.1%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018, were both impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and the mix of foreign earnings. In addition, the effective tax rate for the nine months ended September 30, 2019 was impacted by adjustments to valuation allowances, and the effective tax rate for the nine months ended September 30, 2018 was impacted by an adjustment made to the provisional amount recorded in 2017 for the impact of the Tax Cuts and Jobs Act (2017 Tax Legislation), the U.S. tax accounting method changes that were filed with the IRS, and the generation of foreign tax credits.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2019 and 2018:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive loss before reclassifications	(25)	-	(15,389)	(15,414)
Amounts reclassified from OCI	(229)	(112)	-	(341)
Balances at September 30, 2019	$(107)	$437	$(181,640)	$(181,310)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at June 30, 2019	$(58)	$475	$(163,960)	$(163,543)
Other comprehensive loss before reclassifications	(91)	-	(17,680)	(17,771)
Amounts reclassified from OCI	42	(38)	-	4
Balances at September 30, 2019	$(107)	$437	$(181,640)	$(181,310)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income (loss) before reclassifications	404	-	(12,426)	(12,022)
Amounts reclassified from OCI	98	(90)	-	8
Balances at September 30, 2018	$(167)	$(399)	$(160,782)	$(161,348)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at June 30, 2018	$(34)	$(369)	$(161,713)	$(162,116)
Other comprehensive income (loss) before reclassifications	(121)	-	931	810
Amounts reclassified from OCI	(12)	(30)	-	(42)
Balances at September 30, 2018	$(167)	$(399)	$(160,782)	$(161,348)

(a)	Cash Flow Hedges and Pension Items are net of tax.

Index

11.	Accounts Receivable Securitization

The Company is engaged in an accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo). As of September 30, 2019, the commitment size under the program was $70 million.

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

Under the amended program, Wells Fargo has extended a secured loan of up to $70 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. As of September 30, 2019, $70 million was borrowed under the program.

In October 2019, the Company amended this program. See Note 13, Subsequent Events, for additional information.

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

Index

13.	Subsequent Events

On October 1, 2019, the Company amended its existing accounts receivable securitization program with Wells Fargo to decrease the commitment size from $70 million to $65 million and extended the expiration date of the program to October 2020.

On October 15, 2019, the Board of Directors approved the sale and a memorandum of understanding for the Global Inks product line, which is within the Color segment. The Company anticipates a sale within the next year. The Company estimates a non-cash net loss between $10 million and $12 million will be recorded in the three months ending December 31, 2019. This estimate will be finalized and adjusted as necessary upon the closing of the sale. The Company does not expect cash costs associated with the divestiture to have a material effect on our results of operations or cash flows.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Revenue
Revenue was $317.7 million and $342.7 million for the three months ended September 30, 2019 and 2018, respectively. Revenue was $1.0 billion and $1.1 billion for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019, the impact of foreign exchange rates decreased consolidated revenue by approximately 1% and 2%, respectively.

Gross Margin
The Company’s gross margin was 32.2% and 33.7% for the three months ended September 30, 2019 and 2018, respectively. The decrease in gross margin was primarily a result of unfavorable volume and product mix, partially offset by higher selling prices.

Gross margin was 32.8% and 33.9% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross margin for the nine months ended September 30, 2019 was primarily a result of higher manufacturing costs as a percent of revenue due to lower volumes and higher raw material costs, partially offset by higher selling prices.

Selling and Administrative Expense
Selling and administrative expense as a percent of revenue was 20.0% and 19.1% for the three months ended September 30, 2019 and 2018, respectively. Selling and administrative expense as a percent of revenue was 19.3% and 19.0% for the nine months ended September 30, 2019 and 2018, respectively.

Operating Income
Operating income was $38.8 million and $50.3 million for the three months ended September 30, 2019 and 2018, respectively. Operating margins were 12.2% and 14.7% for the three months ended September 30, 2019 and 2018, respectively.

Operating income was $135.6 million and $158.1 million for the nine months ended September 30, 2019 and 2018, respectively. Operating margins were 13.5% and 14.9% for the nine months ended September 30, 2019 and 2018, respectively.

Interest Expense
Interest expense was $4.9 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $15.5 million and $16.5 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in expense was primarily due to the decrease in the average debt outstanding, partially offset by higher interest rates.

Income Taxes
The effective income tax rates for the three months ended September 30, 2019 and 2018, were 5.9% and (5.2%), respectively. For the nine months ended September 30, 2019 and 2018, the effective income tax rates were 17.5% and 12.1%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018, were both impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and the mix of foreign earnings. In addition, the effective tax rate for the nine months ended September 30, 2019 was impacted by adjustments to valuation allowances, and the effective tax rate for the nine months ended September 30, 2018 was impacted by an adjustment made to the provisional amount recorded in 2017 for the impact of the Tax Cuts and Jobs Act (2017 Tax Legislation), the U.S. tax accounting method changes that were filed with the IRS, and the generation of foreign tax credits.

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

NON-GAAP FINANCIAL MEASURES

Within the following table, the Company reports certain non-GAAP financial measures, including: (1) adjusted net earnings and adjusted diluted EPS (which exclude the impact of the 2017 Tax Legislation), and (2) percentage changes in revenue, operating income, and diluted EPS on a local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Net earnings (GAAP)	$31,871	$47,193	(32.5%)	$99,009	$124,510	(20.5%)
Impact of the 2017 Tax Legislation	-	(7,061)		-	(7,061)
Adjusted net earnings	$31,871	$40,132	(20.6%)	$99,009	$117,449	(15.7%)

Diluted EPS (GAAP)	$0.75	$1.12	(33.0%)	$2.34	$2.92	(19.9%)
2017 Tax Legislation	-	(0.17)		-	(0.17)
Adjusted diluted EPS	$0.75	$0.95	(21.1%)	$2.34	$2.76	(15.2%)

Index
The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2019, compared to the results for the three and nine months ended September 30, 2018, in the respective financial measures.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Revenue	Total	Foreign Exchange Rates	Local Currency	Total	Foreign Exchange Rates	Local Currency
Flavors & Fragrances	(9.1%)	(1.5%)	(7.6%)	(7.0%)	(1.8%)	(5.2%)
Color	(6.0%)	(1.8%)	(4.2%)	(3.9%)	(3.1%)	(0.8%)
Asia Pacific	(3.7%)	1.6%	(5.3%)	(4.8%)	(1.2%)	(3.6%)
Total Revenue	(7.3%)	(1.3%)	(6.0%)	(5.5%)	(2.3%)	(3.2%)

Operating Income
Flavors & Fragrances	(29.1%)	(0.9%)	(28.2%)	(18.0%)	(0.7%)	(17.3%)
Color	(11.8%)	(2.0%)	(9.8%)	(10.8%)	(3.3%)	(7.5%)
Asia Pacific	(6.0%)	5.3%	(11.3%)	(9.4%)	2.0%	(11.4%)
Corporate & Other	11.5%	0.0%	11.5%	(9.3%)	(0.1%)	(9.2%)
Total Operating Income	(22.8%)	(0.8%)	(22.0%)	(14.3%)	(2.0%)	(12.3%)
Diluted EPS	(33.0%)	(0.9%)	(32.1%)	(19.9%)	(1.7%)	(18.2%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. The Company evaluates performance based on operating income of the respective segments before restructuring and other costs, interest expense, and income taxes. There were no restructuring and other costs incurred in either the first nine months of 2019 or 2018.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (See Acquisitions above for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $167.6 million and $184.4 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately 9%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was a result of lower revenue in Flavors, Natural Ingredients, and Fragrances. The lower revenue in Flavors was primarily due to unfavorable volumes and the unfavorable impact of exchange rates. The lower revenue in Fragrances was primarily due to unfavorable volumes and the unfavorable impact of exchange rates. The lower revenue in Natural Ingredients was primarily due to unfavorable volumes.

For the nine months ended September 30, 2019 and 2018, Flavors & Fragrances segment revenue was $531.3 million and $571.4 million, respectively, a decrease of approximately 7%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue in Flavors, Natural Ingredients, and Fragrances. The lower revenue in Flavors and Fragrances was primarily due to unfavorable volumes and the unfavorable impact of exchange rates, partially offset by the favorable impact of selling prices. The lower revenue in Natural Ingredients was primarily due to unfavorable volumes and unfavorable selling prices.

Index
Flavors & Fragrances segment operating income was $17.6 million and $24.8 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately 29%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower volumes and higher manufacturing and other costs in Flavors. Segment operating income as a percent of revenue was 10.5% in the current quarter and 13.5% in the prior year’s comparable quarter.

Flavors & Fragrances segment operating income was $60.8 million and $74.1 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of approximately 18%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in Flavors, partially offset by higher operating income at Natural Ingredients. The lower operating income in Flavors was primarily a result of lower volumes, higher manufacturing and other costs, and higher raw material costs, partially offset by favorable product mix and higher selling prices. The higher operating income in Natural Ingredients was primarily due to favorable raw material costs and product mix, partially offset by lower volumes and selling prices. Segment operating income as a percent of revenue was 11.4% and 13.0% for the nine months ended September 30, 2019 and 2018, respectively.

Color
Segment revenue for the Color segment was $127.0 million and $135.1 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue in Food & Beverage Colors, Cosmetics, and Other Colors. The lower revenue in Food & Beverage Colors was primarily a result of lower volumes and the unfavorable impact of exchange rates, partially offset by higher selling prices. The lower revenue in Cosmetics was primarily a result of lower volumes and the unfavorable impact of exchange rates. The lower revenue in Other Colors was primarily due to lower Inks volumes.

For the nine months ended September 30, 2019 and 2018, segment revenue for the Color segment was $409.8 million and $426.6 million, respectively, a decrease of approximately 4%. Foreign exchange rates decreased segment revenue by approximately 3%. The decrease was primarily a result of lower revenue in Cosmetics and Other Colors, partially offset by higher revenue in Food & Beverage Colors. The lower revenue in Cosmetics was primarily a result of lower volumes and the unfavorable impact of exchange rates. The lower revenue in Other Colors was primarily due to lower Inks volumes, the unfavorable impact of exchange rates, and unfavorable selling prices, partially offset by the additional revenue from the Mazza Innovation Limited acquisition. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, higher selling prices, and the additional revenue from the GlobeNatural acquisition, partially offset by the unfavorable impact of exchange rates.

Segment operating income for the Color segment was $23.4 million and $26.6 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately 12%. Foreign exchange rates decreased segment operating income by approximately 2%. The lower segment operating income was primarily a result of lower operating income in Food & Beverage Colors and Cosmetics. The lower segment operating income in Food & Beverage Colors was primarily a result of lower volumes, unfavorable product mix, and higher raw material costs, partially offset by higher selling prices. The lower segment operating income in Cosmetics was primarily a result of lower volumes and and higher raw material costs, partially offset by favorable manufacturing and other costs. Operating income in Other Colors was consistent with the prior period as a gain on the sale of assets and favorable raw material costs were offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 18.5% in the current quarter and 19.7% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $81.5 million and $91.4 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of approximately 11%. Foreign exchange rates decreased segment operating income by approximately 3%. The lower segment operating income was primarily a result of lower operating income in Food & Beverage Colors and Cosmetics. The lower segment operating income in Food & Beverage Colors was primarily a result of higher raw material costs, the unfavorable impact of exchange rates, and higher manufacturing and other costs, partially offset by favorable selling prices and higher volumes. The lower segment operating income in Cosmetics was primarily a result of lower volumes, higher raw material costs, and the unfavorable impact of exchange rates, partially offset by favorable manufacturing and other costs. Segment operating income as a percent of revenue was 19.9% and 21.4% for the nine months ended September 30, 2019 and 2018, respectively.

Index
Asia Pacific
Segment revenue for the Asia Pacific segment was $30.1 million and $31.3 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately 4%. Foreign exchange rates increased segment revenue by approximately 2%. The lower segment revenue was primarily due to lower volumes, partially offset by the favorable impact of exchange rates and higher selling prices.

For the nine months ended September 30, 2019 and 2018, segment revenue for the Asia Pacific segment was $87.6 million and $92.1 million, respectively, a decrease of approximately 5%. Foreign exchange rates decreased segment revenue by approximately 1%. The lower segment revenue was primarily due to lower volumes and the unfavorable impact of exchange rates, partially offset by favorable selling prices.

Segment operating income for the Asia Pacific segment was $5.4 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately 6%. Foreign exchange rates increased segment operating income by approximately 5%. Segment operating income as a percent of revenue was 17.9% in the current quarter and 18.4% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $13.8 million and $15.3 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of approximately 9%. Foreign exchange rates increased segment operating income by approximately 2%. The lower operating income was primarily due to lower volumes, unfavorable product mix, and higher manufacturing and other costs, partially offset by favorable selling prices. Segment operating income as a percent of revenue was 15.8% and 16.6% for the nine months ended September 30, 2019 and 2018, respectively.

Corporate & Other
The Corporate & Other operating expense was $7.7 million and $6.9 million for the three months ended September 30, 2019 and 2018, respectively, and $20.5 million and $22.6 million for the nine months ended September 30, 2019 and 2018, respectively. The lower operating expense for the nine months ended September 30, 2019 was primarily due to lower performance-based executive compensation.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2019. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $127.6 million and $8.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash provided by operating activities in 2019 is primarily due to the adoption of ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which required certain cash receipts related to the Company’s accounts receivable securitization (i.e., the deferred purchase price) to be classified as investing activities. As a result, the Company included $91.1 million of cash received as deferred purchase price as investing activities in the nine months ended September 30, 2018. In addition, the increase in cash provided by operating activities was due to less cash used in working capital during the nine months ended September 30, 2019, compared to September 30, 2018.

Cash Flows from Investing Activities
Net cash used in investing activities was $19.8 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, net cash provided by investing activities was $26.9 million. Capital expenditures were $26.1 million and $34.1 million for the nine months ended September 30, 2019 and 2018, respectively. Company owned life insurance proceeds were $4.8 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. The proceeds from the sale of assets were $2.0 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.  Cash receipts on sold receivables were $91.1 million during the nine months ended September 30 2018, as discussed above in Cash Flows from Operating Activities. During the nine months ended September 30, 2018, the Company made acquisitions for a total of $31.1 million.

Index
Cash Flows from Financing Activities
Net cash used in financing activities was $102.6 million and $31.5 million for the nine months ended September 30, 2019 and 2018, respectively. Net debt decreased by $55.8 million and increased $90.2 million for the nine months ended September 30, 2019 and 2018, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $45.7 million and $42.2 million were paid during the nine months ended September 30, 2019 and 2018, respectively. Dividends paid were $1.08 per share and 99 cents per share for the first nine months of 2019 and 2018, respectively. The Company repurchased $76.7 million of Company stock for the nine months ended September 30, 2018, and did not repurchase any Company stock for the nine months ended September 30, 2019. Subsequent to September 30, 2019, the Company announced that its quarterly dividend would increase to 39 cents per share, starting with its dividend payable on December 2, 2019.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2019. For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2019. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2019. For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2019, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts; the success of the Company’s efforts to explore strategic alternatives for certain non-core businesses; the effectiveness of the Company’s past restructuring activities; changes in costs and availability of raw materials and energy; industry and economic factors related to the Company’s domestic and international business; the effects of current or future tariffs and other trade barriers; competition from other suppliers of colors, flavors, and fragrances; growth or contraction in markets for products in which the Company competes; terminations and other changes in customer relationships; the costs of compliance, or failure to comply, with laws and regulations applicable to our industries and markets; changing consumer preferences and changing technologies; industry and customer acceptance of price increases; currency exchange rate fluctuations; cost and availability of credit; results of litigation, governmental investigations, or other proceedings; complications as a result of existing or future information technology system applications and hardware; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018; and the matters discussed above under Item 2 including the critical accounting policies referenced therein. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). There were no repurchases of shares by the Company during the three or nine months ended September 30, 2019. There is no expiration date for the 2017 Authorization. As of September 30, 2019, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.5(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	lnline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the lnline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	lnline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	lnline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	lnline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 5, 2019	By:	/s/ John J. Manning
John J. Manning, Vice President,
General Counsel & Secretary

Date:	November 5, 2019	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer