Form 10-K
period 2019-12-31
SENSIENT TECHNOLOGIES CORP
filed 2020-02-21
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07626

Sensient Technologies Corporation

WISCONSIN	39-0561070
(State of Incorporation)	(IRS Employer Identification Number)

777 EAST WISCONSIN AVENUE
MILWAUKEE, WISCONSIN  53202-5304
(414) 271-6755
(Address of Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS Common Stock, $0.10 par value	TRADING SYMBOL(S) SXT	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2019, was $3,070,289,440.  For purposes of this computation only, the Registrant’s directors and executive officers were considered to be affiliates of the Registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the Registrant.

There were 42,326,817 shares of Common Stock outstanding as of February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2020 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 (see Part III of this Form 10-K).

Index
SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2019 INDEX

Index
FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2019, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the pace and nature of new product introductions by the Company and the Company’s customers; our ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts and acquisition and divestiture activities; the success of the Company’s efforts to explore strategic alternatives for certain non-core product lines; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS (which exclude divestiture & other related costs, the impacts of the Tax Cuts and Jobs Act (2017 Tax Legislation), and restructuring and other costs) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the divestiture & other related costs, the impacts from the 2017 Tax Legislation, as well as restructuring and other costs that have been excluded from the non-GAAP financial measures in 2019, 2018, and 2017, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the sections titled “NON-GAAP FINANCIAL MEASURES.”

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

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors, and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; cosmetic, fragrance, pharmaceutical, and nutraceutical ingredients and systems; specialty inks and colors; and other specialty and fine chemicals. The Company’s customers include major international manufacturers representing some of the world’s best-known brands. In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and fruit preparation product lines. The Company anticipates that it will complete sales and exit activities of those product lines in 2020.

The Company’s principal products (excluding the anticipated divestitures) include:

●          flavors, flavor enhancers, ingredients, extracts, and bionutrients;

●          essential oils;

●          natural ingredients, including dehydrated vegetables and other food ingredients;

●          natural and synthetic food and beverage colors;

●          cosmetic colors and ingredients;

●          pharmaceutical and nutraceutical excipients and ingredients; and

●          technical colors, specialty colors, and specialty dyes and pigments.

For 2019, the Company’s three reportable segments were the Flavors & Fragrances Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, and restructuring and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

In July 2018, the Company completed the acquisition of Mazza Innovation Limited (now known as Sensient Natural Extraction Inc.). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Index
Flavors & Fragrances Group

The Company is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors, Sensient Natural Ingredients, and Sensient Fragrances, the Group is a supplier to multinational and regional companies. As noted above, the Company has announced its intent to divest its fruit preparation product line and Sensient Fragrances while retaining its essential oils product line.

Through 2019, the Flavors & Fragrances Group produced flavor and fragrance products that impart a desired taste, texture, aroma, and/or other characteristics to a broad range of consumer and other products. This Group includes the Company’s natural ingredients business, which produces ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and natural extracts. The Group serves food and non-food industries. In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients. Through 2019, in non-food industries, the Group supplied fragrances and essential oil products to the personal, home-care, and bioingredients markets. After the anticipated divestiture of the fragrances product line, the Group would still produce and supply essential oils to the personal care market.

Operating through its Sensient Natural Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, and dehydrated vegetables such as parsley, celery, and spinach. The Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. The advanced dehydration technologies utilized by Sensient Natural Ingredients permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

As of December 31, 2019, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, Belgium, China, Costa Rica, Mexico, Spain, and the United Kingdom.

Color Group

The Company is a developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; specialty inks; and technical colors for industrial applications. As noted above, the Company has announced its intent to divest its inks product line.

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics, and pharmaceuticals. Through 2019, the Company also made industrial colors, specialty inks, and other dyes and pigments used in a variety of non-food applications. After the anticipated divestiture of the inks product line, the Company would no longer manufacture or sell specialty inks.

As of December 31, 2019, the Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, Switzerland, and the United Kingdom.

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

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, world-class application chemists, and a complete range of synthetic and natural color products constitute the basis for its market leadership position.

Index
Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product lines in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Fragrances Group and Color Group, as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing, and technical functions are managed through the Asia Pacific Group’s headquarters, which is located in Singapore. Manufacturing operations are located in Australia, China, India, Japan, Thailand, New Zealand, and the Philippines. The Asia Pacific Group maintains offices for local technical support, as well as sales, in China, India, Indonesia, and Thailand, and for research and development in Singapore.

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, restructuring, and other costs, are included in the “Corporate & Other” category. From July 2018 through December 2018, the results of Sensient Natural Extraction Inc. were included in the Corporate and Other category. They are now included in the Color Group. The results for 2018 have been restated to reflect this change.

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

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 761 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2019.

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

Within the Flavors & Fragrances Group, development activity is focused on ingredients, flavors, natural extracts, and essential oils as well as flavor systems that are responsive to consumer trends and the processing needs of our food and beverage customers. These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery, and other applications. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as probiotics and fermented ingredients, including enzymes, vitamins, and amino acids.

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments, natural food and beverage colors, and color systems. The Company also produces a diverse line of colors and ingredients for cosmetics, pharmaceutical, and nutraceutical applications, and technical colors for industrial applications.

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

●
Flavors & Fragrances. Competition in the flavors and fragrances industries continues to have an ever-increasing global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors and fragrances is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service, and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors, as well as competitors from other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service, and price.

●
Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors or coloring foodstuffs (in Europe). The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of cosmetic colors and ingredients, and pharmaceutical and nutraceutical ingredients and excipients is based on the development of customized products and solutions as well as quality, customer service, and price. The Company believes that its reputation and capacity as a color producer as well as its product development and applications expertise give it a competitive advantage in these markets.

●
Asia Pacific. The Company offers a broad array of products to customers through the Asia Pacific Group. Competition is based upon reliability in product quality, service, and price as well as technical support available to customers.

Foreign Operations

Additional information regarding the Company’s foreign operations is set forth in Note 12, Segment and Geographic Information in the Notes to Consolidated Financial Statements included in this report.

Patents, Formulae, and Trademarks

The Company owns or controls many patents, formulae, and trademarks related to its businesses. The businesses are not materially dependent upon any particular patent or trademark; however, trademarks, patents, and formulae are important to the business of the Company.

Employees

As of December 31, 2019, the Company employed 4,058 persons worldwide.

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

Index
Item 1A.          Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in this report, particularly those under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below and “Forward-Looking Statements” above, the following factors should be considered:

●          Intense competition with our competitors may result in reduced sales and profitability.

We develop, manufacture, and sell flavors, flavor enhancers, ingredients, extracts, and bionutrients; essential oils; natural ingredients, including dehydrated vegetables and other food ingredients; natural and synthetic food and beverage colors; cosmetic colors and ingredients; pharmaceutical and nutraceutical excipients and ingredients; and technical colors, specialty colors, and specialty dyes and pigments. We sell these products to customers in industries and markets that are highly competitive. We face intense competition from multiple competitors in each of our business lines. These competitors range from large multinational flavor and fragrances companies with broad and sophisticated product portfolios and outstanding technological capabilities to smaller more specialized regional companies that focus on a single product line or offering. Our success against these competitors depends upon our ability to continually develop and manufacture safe, high quality, innovative, and legally compliant products across each of our product lines in varying batch sizes, at varying frequencies, and at acceptable prices. We also must provide outstanding product development support, on time delivery, regulatory assistance, and after-sale product support to all of our customers, wherever they are located. If we are unable to do these tasks, or if competitors do any of these tasks better than us, we may lose part or all of our business with some customers. We do lose to competitors from time to time. Competition can reduce both our sales and the prices at which we are able to sell our products, which can negatively affect our results.

●	Intense competition among our customers and their competitors may result in reduced sales and profitability for our customers and us.

Generally, we do not sell products directly to consumers. The customers to whom we sell our products incorporate our products into their own products. Our customers face intense competition. This competitive pressure has caused some of the Company’s customers to change or reduce ordering patterns, to resist price increases, to discontinue or reduce existing product offerings, and to introduce fewer new products and reduce or eliminate traditional limited time offerings. Additionally, the commercial outlets for many of our customers are also under intense competitive pressure, which has caused many such commercial outlets to be resistant to price increases from their suppliers. Ultimately, our ability to sell our products to customers depends upon our customers’ ability to succeed against their competitors and to respond effectively to the demands of their own customers. When our customers do not successfully compete, as happens from time to time, it can impact our sales and the prices at which we sell our products, which can negatively affect our results.

●	In some product lines, most of our sales are made to a relatively small number of customers; if we lose any of those customers, sales and operating results could decline.

In some of our product lines, our sales are concentrated with a small number of customers. While we do not currently have any single customer that we consider to be significant to us as a whole, the loss of a significant customer for a particular product line could substantially affect the sales and profitability of that line or the business unit that sells that product line, which may cause us to re-evaluate that line. Those developments could affect our results.

●	Consolidation has resulted in customers with increased buying power, which can affect our profitability.

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

●
Our sales and profitability are affected by changing consumer preferences, changing regulations and technologies, and our ability and our customers’ ability to make and sell to consumers in highly competitive markets.

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, cosmetic ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies, and price demands, our results could be adversely affected. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. In the past year, we have seen a reduction in new product launches, smaller new product launches, and fewer limited time offerings from some of our customers. Any of these actions by our customers can adversely affect our results.

Index
●
The financial condition of our customers may adversely affect their ability to buy products from us at current levels, to accept price increases, or to pay for products that they have already purchased.

As mentioned above, our customers are under intense pressure in their markets from competitors and as a result of changing consumer preferences. These combined pressures have resulted in some of the Company’s customers entering bankruptcy or receivership during the past 12 months. There is risk that other customers of the Company could enter bankruptcy or receivership in the next 12 months. Once in bankruptcy or receivership, these customers are restricted from paying certain outstanding invoices to the Company until later in the bankruptcy process and even when able to pay, may not be able to pay the full amounts owed. Additionally, financially distressed customers may change or reduce ordering patterns, reduce willingness to accept price increases, discontinue or reduce existing product offerings, and introduce fewer new products. Those developments could adversely affect our results.

●
Many of our products are used in items for human consumption and contact. We may be subject to product liability claims and product recalls, which could negatively impact our profitability and corporate image.

We sell flavors, fragrances, and colors that are used in foods, beverages, pharmaceuticals, cosmetics, nutraceuticals, and other items for human consumption or contact. These products involve risks such as product contamination or spoilage, product tampering, product defects, and other adulteration. If the consumption or use of our products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals. From time to time, we or our customers have withdrawn or recalled products in the event of contamination, product defects, or perceived quality problems. If our customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.

Although we vigorously defend against claims when they are made, there can be no assurance that any claims or recalls will not be material. While we maintain liability insurance against these risks, coverage may be unavailable or incomplete. A significant product defect, product recall, or product liability judgment can negatively impact our profitability for a period of time depending on the insurance coverage, costs, adverse publicity, product availability, scope, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the cost of defense and the negative publicity surrounding any assertion that our products caused illness, injury, or death or any recall involving our products could adversely affect our reputation with existing and potential customers and our corporate image and thereby adversely impact our profitability.

●          If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure. We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations, and information systems functions. If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease. As discussed above, the price pressures in our markets, make such cost reduction efforts particularly important.

●          A disruption in our supply chain could adversely affect our profitability.

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, these risks associated with agriculture are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to the increased costs. Additionally, as noted below, government regulatory action against any of our suppliers could also cause a supply disruption. For example, as noted below, within the last 18 months, Chinese regulators shut down suppliers that provided the Company with raw materials for synthetic colors and inks. This adversely impacted the supply of raw materials for these products and, therefore, impacted our ability to produce products containing these raw materials, which adversely impacted our ability to provide these products at traditional quantities and competitive prices. Therefore, any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

Index

●          A disruption in our manufacturing operations could adversely affect our profitability.

We develop, manufacture, and distribute our products around the world. Generally, our labs and plants are dedicated to particular product lines. For example, many (but by no means all) of our food colors products are developed and manufactured in our St. Louis facility. While we have redundant capabilities across labs and plants for many product lines, in some cases we only manufacture particular products at one facility. To establish a new manufacturing capability at a plant would require substantial time, money, and numerous governmental and customer approvals. Additionally, because of the complexity and highly specialized nature of many of the products we produce, it would require a tremendous amount of technical, engineering, and management time and effort to establish the new capability. Manufacturing involves inherent risks such as industrial accidents, environmental events, labor disputes, product quality control issues, safety issues, licensing and regulatory compliance requirements, as well as natural disasters, conflicts, terrorist acts, cyber-attacks, and other events that we cannot control. If one of our development or manufacturing facilities is disrupted or impaired, we could cause a supply disruption to our customers, which could cause short and long-term damage to our customer relationships. Such disruption would have an adverse effect on our financial performance and future growth.

●	Our ability to efficiently manage inventory may not be as effective as we anticipate and may adversely impact our performance.

Efficient inventory management is essential to our performance. We must maintain appropriate inventory levels and product mix to meet customer demand, without incurring costs related to storing and holding excess inventory. If our inventory management decisions do not accurately predict demand or otherwise result in excess inventory, as has happened in the past, our financial results may be adversely impacted by markdowns, impairment charges, or other costs related to disposal of excess or obsolete inventory.

●          Commodity, energy, and transportation price volatility may reduce our profitability.

We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events, and changes in governmental regulations. Commodity and energy price increases will raise both our raw material costs and operating costs. We may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and related profitability.

●
There are an enormous number of laws and regulations applicable to us, our suppliers, and our customers across all of our business lines. Compliance with these legal requirements is costly to us and can affect our operations as well as those of our suppliers and customers. Failure to comply could also be costly and disruptive.

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, cosmetics, other consumer products, specialty inks, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’ and our customers’ operations. Also, if we, our suppliers, or our customers, fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, recalls of products, and private civil lawsuits. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations. Actions by regulatory agencies against us and our suppliers can also adversely impact the availability of raw materials. For example, within last 18 months Chinese regulators shutdown suppliers that provided the Company with raw materials for synthetic colors and inks. This adversely impacted the supply of raw materials for these products and, therefore, impacted our ability to produce these products and our ability to provide these products at traditional quantities and competitive prices. Anytime raw materials become more costly or unavailable due to legal, regulatory, or other governmental actions our profitability could be adversely impacted.

●          Environmental compliance may be costly to us.

Our operations are subject to extensive and stringent laws and regulations that pertain to the discharge of materials into the environment, handling of materials, and disposition of wastes and air emissions. These rules operate or will operate at both the federal and state levels in the United States, and there are analogous laws at most of our overseas locations. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance and defense; interference with our operations or the ability to obtain required permits; civil, criminal, and administrative penalties; and negative publicity. Additionally, the ability of our suppliers to comply with environmental regulations may cause adverse effects on us by reducing or eliminating the availability of necessary raw materials or increasing the cost of raw materials. These factors might adversely impact our ability to make certain products as well as our profitability on the products that can be made.

Index
●          We depend on certain key personnel, and the loss of these persons may harm our business, including the loss of trade secrets.

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel. The competition for these individuals can be significant, and the loss of key employees could harm our business. In addition, we need to provide for smooth transitions when replacing key management and technical personnel positions. Our operations and results may be negatively affected if we are not able to do so. Additionally, many of our key personnel must have access to the Company’s trade secrets to effectively perform their job responsibilities. Although we seek to impose confidentiality, non-solicitation, loyalty, and non-competition obligations on many employees through agreements and our Code of Conduct, these efforts may not be successful. Furthermore, litigation to enforce departing employees’ legal obligations may not be successful as the legal systems in many jurisdictions disfavor restrictions on an employee’s right to change jobs as well as on preemptive measures to prevent the disclosure of a company’s trade secrets and intellectual property before it occurs. As a result, there is a possibility that certain competitors could attempt to exploit the Company’s trade secrets and confidential information to the Company’s competitive detriment, which could adversely impact our profitability.

●          We could be adversely affected by violations of anti-bribery and anti-corruption laws and regulations.

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

●          Our ability to protect our intellectual property rights is key to our performance.

We protect our intellectual property rights as trade secrets, through patents, under confidentiality agreements, and through internal and external physical and cyber security systems. We could incur significant costs in asserting our intellectual property rights or defending ourselves from third party intellectual property claims. The laws of some of the countries in which we operate do not protect intellectual property rights to the same extent as the laws of the United States. If other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we had infringed on their intellectual property rights, it could have an adverse impact on our business.

●
Our ability to successfully maintain and upgrade our information technology systems, and to respond effectively to failures, disruptions, compromises, or breaches of our information technology systems, may adversely affect our competitiveness and profitability.

Our success depends in part on our ability to maintain a current information technology platform for our businesses to operate effectively, reliably, and securely. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations. If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems to protect our vital information as well as our facilities and IT systems, our competitiveness and profits could decrease. Because of the nature of our business, and the importance of our proprietary information and manufacturing facilities, we face threats not only from hackers’ intent on theft (including theft through the use of ransomware) and disruption, but also from malicious insiders that may attempt to steal Company information. Furthermore, our information technology systems may be susceptible to failures, disruptions, breaches, theft, employee carelessness in the face of social engineering threats, and other similar cybersecurity events. The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to increased operating costs, regulatory consequences, and reputational harm. While we take substantial steps to protect our information and systems through cyber security systems, monitoring, auditing, and training, these efforts may not always be successful. And, while we maintain liability insurance against these risks, coverage may be unavailable or incomplete.

●	Changes in tax rates or tax laws could expose us to additional tax liabilities that may negatively affect our results.

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in liabilities for uncertain tax positions; the costs of repatriations; or changes in tax laws or their interpretation. Any of these changes could negatively impact our results.

Index
We are also subject to the routine examination of our income tax returns by tax authorities in those countries in which we operate, and we may be subject to assessments or audits in the future in any of these countries. The results of such assessments or audits, if adverse to the Company, could negatively impact our results.

We have transfer pricing policies that are a significant component of the management and compliance of our operations across international boundaries and overall financial results. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing policies aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined. However, governmental authorities could challenge these policies more aggressively in the future and, if challenged, we may not prevail. We could suffer significant costs related to one or more challenges to our transfer pricing policies.

●          The impact of currency exchange rate fluctuation may negatively affect our results.

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

●	Operating in foreign countries and emerging markets exposes us to increased risks, including economic, political, and international operation risks.

We operate, manufacture, and sell our products and obtain raw materials in many foreign countries and emerging markets. This subjects us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; sometimes unpredictable regulatory changes; and the effects of international political developments and political and economic instability. In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China as well as potential regulatory actions by the Chinese government may affect the availability and cost of our raw materials and products originating in China, the demand for as well as the supply of our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products.

●	Brexit may adversely impact the Company’s revenue and profits in the short term and long term.

In 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The U.K. left the European Union on January 31, 2020. Over the next eleven months the British government and the European Union will be negotiating the terms of the U.K.’s future relationship with the European Union. During the pendency of those negotiations, the U.K. will remain a part of the EU trading block. That status is currently set to expire on December 31, 2020. Although that status can be extended until December 31, 2022, the U.K. is currently stating that it will not seek such an extension. If no agreement is reached with the European Union by December 31, 2020, the U.K. will be out of the European trading block and will be subject to tariffs under the World Trade Organization regime. So far, the U.K.’s exit from the European Union has also resulted in currency exchange rate fluctuations and volatility. In 2019, we also had customers change order patterns in response to the uncertainty created by Brexit, and our UK businesses experienced lower demand for flavor, color, and cosmetic products.

Because the Company has production facilities, customers, and suppliers in the U.K., the final terms of the agreement on the U.K.’s relationship with the European Union, or the absence of such an agreement, could have a significant impact on the Company.

The Company has revenue related to sales of products between the U.K. and the European Union or its trade agreement partners, and costs related to raw materials purchases between the U.K. and the European Union or its trade agreement partners.

Any agreement, or the absence of an agreement, related to Brexit, could result in an increase in tariffs on all raw materials and finished goods moving between the U.K. and the European Union. Similarly, any agreement, or the absence of an agreement, could result in the U.K. losing the benefit of existing trade agreements between the European Union and other non-European Union countries, thereby increasing tariffs on all raw materials and finished goods moving between the U.K. and those non-European Union countries. An increase in tariffs could increase the cost to produce and sell the Company’s products, reduce the supply of and demand for the Company’s products, and reduce the Company’s revenue and profit. In both the short and long term, increased costs could make the Company less competitive with companies not impacted by post-Brexit tariffs and, given the nature of our industry, could result in the short term and long term loss of customers that choose to introduce new products or reformulate existing products with our lower-cost competitors.

Index
A new border between the U.K. and the European Union could also impose increased cost, complexity, and delays (perhaps lengthy) related to the shipping and transportation of raw materials and finished products into and out of the U.K. These delays will complicate the Company’s production and distribution planning and, like increased tariffs, could adversely affect the Company’s revenue and profit, supply and demand for the Company’s products, and customer retention and acquisition in both the long term and short term.

Additionally, post-Brexit, new chemical regulations could be imposed within the U.K. to replace existing European Union regulations such as Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH). Similarly, because the U.K. will no longer be part of the European Union, the Company may be subject to new REACH registration requirements for products produced in the U.K. The costs related to compliance with these regulatory changes could affect the Company’s costs, revenue, profit, supply of and demand for the Company’s products, and the acquisition and retention of customers.

Next, there could be new restrictions on travel and immigration that result from Brexit that could impose additional costs on the Company. In each of the Company’s three U.K. production facilities, a significant portion of the work forces are not U.K. nationals. Complying with new immigration regimes could result in increased costs to the Company.

Finally, while the Company will take steps to mitigate the effects of Brexit, these efforts may not be as successful as intended, and the Company may not be able to avoid the costs and complications described above. Brexit has thus had and may continue to have adverse impacts on our results.

●          The impact of tariffs and other trade barriers may negatively affect our results.

The Company has manufacturing facilities located around the world. The Company sells to customers located both inside and outside the countries in which products are manufactured. The Company also depends upon suppliers both inside and outside the countries in which products are manufactured. Tariffs and other trade barriers imposed by the U.S. or other countries have affected and could continue to adversely affect our manufacturing costs, our ability to source and import raw materials, our ability to export our products to other markets, and our ability to compete successfully against other companies that are not impacted by tariffs to the same extent as the Company. Additionally, the uncertainties created by tariffs and other trade barriers have also affected and could continue to affect our customers’ demand for our products because, for example, the customers decide to delay product launches or destock inventory due to these uncertainties. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and the Company’s efforts to reduce the effects of tariffs through pricing and other measures may not be effective.

●          Changes to LIBOR may negatively impact us.

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

LIBOR, in its current form, is currently scheduled to disappear in 2021. Before LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments still cannot be entirely predicted, but could result in an increase in the cost of our variable rate debt, which references LIBOR, as a result of applicable margin or reference rate increases. As of December 31, 2019, 25% of our total debt referenced LIBOR. While our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

The Company hedges certain foreign currencies using forward contracts which are typically less than fifteen months in length. Certain forward contracts utilize LIBOR as a basis for forward point calculations and may be subject to adjustments when LIBOR ceases to exist. We do not anticipate material impacts as a result of the LIBOR transition on our contracts due to the tenor; however, cannot provide assurance that a transitional rate will be established for the settlement of outstanding contracts when LIBOR ceases to exist.

●          World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, epidemics, or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results. In late January, Chinese authorities began to implement closures and other restrictions on work and travel in various regions of the country in response to the outbreak of the Wuhan coronavirus. As of this filing, it is impossible to predict the full impact of this epidemic within China and beyond, but resulting disruption of our manufacturing, distribution, sales, and travel activities could have an adverse effect on our results.

Index
●          We may not successfully complete and integrate past and future acquisitions, which could adversely affect our operating results.

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

●          We may not successfully complete divestitures of certain product lines, which could adversely affect our operating results.

As discussed above, the Company has announced its intent to divest certain product lines. If those product lines are not sold in a timely manner, the Company’s profitability could be adversely impacted and management could be distracted. We could also incur expenses with these divestitures and additional charges that are greater than we currently anticipate.

●          Our recent restructurings may not be as effective as we anticipated and we may fail to realize the expected cost savings.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Fragrances Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2019, the locations of our production properties by reportable segment are as follows:

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

Flavors & Fragrances Group:
U.S. – Livingston and Turlock, California; Amboy, Illinois; Harbor Beach, Michigan; and Juneau, Wisconsin.
International – Heverlee, Belgium; Qingdao, China*; San Jose, Costa Rica*; Celaya and Tlalnepantla*, Mexico; Granada, Spain; and Wales and Milton Keynes, United Kingdom.

Asia Pacific Group:
U.S. – None.
International – Keysborough, Australia; Guangzhou, China*; Mumbai, India*; Hitachi, Japan; Auckland, New Zealand; Manila, Philippines*; and Bangkok, Thailand*.
* Indicates a leased property at the location.

Index
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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. The case will now move into the discovery phase. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution.

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

Item 4.          Mine Safety Disclosure.

Not applicable.

Information About Our Executive Officers

The executive officers of the Company and their ages as of February 20, 2020, are as follows:

Name	Age	Position
Paul Manning	45	Chairman, President, and Chief Executive Officer
Amy M. Agallar	42	Vice President and Treasurer
Michael C. Geraghty	58	President, Color Group
Thierry Hoang	37	Vice President, Asia Pacific Group
Amy Schmidt Jones	50	Vice President, Human Resources and Senior Counsel
John J. Manning	51	Senior Vice President, General Counsel and Secretary
E. Craig Mitchell	55	President, Flavors and Fragrances Group
Stephen J. Rolfs	55	Senior Vice President and Chief Financial Officer
Tobin Tornehl	46	Vice President, Controller and Chief Accounting Officer

Index
The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows:

●	Mr. Paul Manning has held his present office since April 21, 2016, and previously served as President and Chief Executive Officer (2014 – April 2016).
●
Ms. Agallar has held her present office since January 9, 2019. Prior to joining the Company, Ms. Agallar was Director – Business Development CIS of Modine Manufacturing (June 2018 – December 2018), and Director – Global Treasury Operations of Modine Manufacturing (2011– June 2018).

●
Mr. Hoang has held his present office since June 1, 2018, and previously served as a General Manager, Business Unit Manager, and Sales Account Manager for Sensient Cosmetics in France and Asia Pacific (2009-May 2018).

●	Ms. Jones has held her present office since April 2, 2018. Prior to joining the Company, Ms. Jones was a partner of Michael Best & Friedrich LLP (1998 – March 2018).
●	Mr. John J. Manning has held his present office since April 21, 2016, and previously served as Vice President and Assistant General Counsel (2013 – April 2016).
●
Mr. Mitchell has held his present office since September 17, 2018. Prior to joining the Company, Mr. Mitchell served as President and Chief Operating Officer of Sekisui Specialty Chemical America, LLC (April 2016 – September 2018), and Vice President of Sales, Americas of Celanese Corporation (2013 – April 2016).

●	Mr. Tornehl has held his present office since November 10, 2018, and previously served as Director, Finance (2008 – November 2018).

Mr. Paul Manning (Chairman, President, and Chief Executive Officer) and Mr. John J. Manning (Senior Vice President, General Counsel and Secretary) are brothers.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The only market in which the common stock of the Company is listed is the New York Stock Exchange.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2014, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

	2014	2015	2016	2017	2018	2019
Sensient Technologies Corporation	$100	$106	$135	$127	$99	$120
S&P Midcap Specialty Chemicals Index	100	97	121	130	123	146
S&P Midcap Food Products Index	100	104	127	133	124	146
S&P 500 Index	100	101	113	138	132	174
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2019, 774,974 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during 2019. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2019, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026.

The number of shareholders of record on February 14, 2020, was 2,220.

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

Quarterly Data
(in thousands except per share amounts)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Revenue	$347,513	$339,186	$317,650	$318,585	$1,322,934
Gross profit	115,225	111,768	102,400	85,480	414,873
Net earnings (loss)	32,807	34,331	31,871	(16,962)	82,047
Earnings (loss) per basic share	0.78	0.81	0.75	(0.40)	1.94
Earnings (loss) per diluted share	0.78	0.81	0.75	(0.40)	1.94

2018
Revenue	$356,477	$363,041	$342,734	$324,563	$1,386,815
Gross profit	123,071	121,470	115,573	106,015	466,129
Net earnings	38,194	39,123	47,193	32,850	157,360
Earnings per basic share	0.89	0.93	1.12	0.78	3.71
Earnings per diluted share	0.89	0.92	1.12	0.78	3.70

Index
Five Year Review
(in thousands except percentages, employee and per share data)

Years ended December 31,	2019		2018		2017		2016		2015
Summary of Operations
Revenue	$1,322,934	100.0%	$1,386,815	100.0%	$1,362,265	100.0%	$1,383,210	100.0%	$1,375,964	100.0%
Cost of products sold	908,061	68.6	920,686	66.4	886,775	65.1	907,783	65.6	921,531	67.0
Selling and administrative expenses	293,763	22.2	262,751	18.9	307,684	22.6	289,818	21.0	288,092	20.9
Operating income	121,110	9.2%	203,378	14.7%	167,806	12.3%	185,609	13.4%	166,341	12.1%
Interest expense	20,107		21,853		19,383		18,324		16,945
Earnings before income taxes	101,003		181,525		148,423		167,285		149,396
Income taxes	18,956		24,165		58,823		44,372		42,149
Earnings from continuing operations	82,047		157,360		89,600		122,913		107,247
Gain (loss) from discontinued operations, net of tax	-		-		-		3,343		(462)
Net earnings	$82,047		$157,360		$89,600		$126,256		$106,785
Earnings per basic share:
Continuing operations	$1.94		$3.71		$2.05		$2.76		$2.34
Discontinued operations	-		-		-		0.08		(0.01)
Earnings per basic share	$1.94		$3.71		$2.05		$2.84		$2.33
Earnings per diluted share:
Continuing operations	$1.94		$3.70		$2.03		$2.74		$2.32
Discontinued operations	-		-		-		0.07		(0.01)
Earnings per diluted share	$1.94		$3.70		$2.03		$2.82		$2.31
Other Related Data
Dividends per share, declared and paid	$1.47		$1.35		$1.23		$1.11		$1.04
Average common shares outstanding:
Basic	42,263		42,404		43,780		44,523		45,910
Diluted	42,294		42,499		44,031		44,843		46,204
Book value per common share	$20.83		$20.34		$19.70		$18.83		$18.78
Price range per common share	54.77 - 75.21		51.93 - 78.40		71.21 - 84.98		52.69 - 83.38		56.71 - 70.53
Share price at December 31	66.09		55.85		73.15		78.58		62.82
Capital expenditures	39,100		50,740		56,344		81,216		79,941
Depreciation	52,159		50,950		46,956		45,714		46,694
Amortization	2,856		2,294		1,562		1,305		1,245
Total assets	1,740,151		1,824,940		1,724,340		1,667,860		1,703,732
Long-term debt	598,499		689,553		604,159		582,780		613,502
Total debt	619,111		709,599		624,289		603,358		634,157
Shareholders’ equity	881,589		859,947		852,301		835,741		845,127
Return on average shareholders’ equity	9.2%		18.8%		10.3%		14.7%		11.6%
Total debt to total capital	41.3%		45.2%		42.3%		41.9%		42.9%
Employees	4,058		4,113		4,023		4,083		4,032

The 2019 results include charges of $45.9 million ($43.2 million after tax, $1.02 per share) related to the anticipated divestitures. The divestiture & other related costs pertain to the Company’s October 2019 announcement to divest its inks, fragrances (excluding its essential oils product line), and fruit preparation product line.

Index
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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition for the fiscal year ended December 31, 2017 is included under the heading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Position in our Annual Report on Form 10-K/A filed for the fiscal year ended December 31, 2018 with the Securities and Exchange Commission (SEC) on February 25, 2019.

OVERVIEW
Sensient Technologies Corporation (the Company or Sensient) is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries. The Company is also a leading developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals and nutraceuticals; colors, inks, and other ingredients for cosmetics, pharmaceuticals, nutraceuticals and digital printing; and technical colors for industrial applications. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring, divestiture, share-based compensation, and other costs are included in the “Corporate & Other” category. In July 2018, the Company completed the acquisition of Sensient Natural Extraction Inc. This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

In 2019, the Company’s business was impacted by a number of adverse market factors. Sensient experienced uncertainty and higher costs tied to raw material availability, tariffs, and trade disruptions. Sensient was also impacted by changing consumer trends for food and cosmetic products. In 2019, Sensient’s Color segment experienced strong demand for natural colors and pharmaceuticals and each of these product lines delivered positive volume growth. The ability to convert this volume growth to profit growth was limited, in part by raw material cost increases. Revenue growth in food colors and pharmaceuticals was offset by lower sales of color cosmetic ingredients and lower sales of inks. After several years of strong consumer demand for color cosmetics, consumer demand for these products has softened, which resulted in destocking throughout the supply chain and lower sales for Sensient’s color cosmetic ingredients. Sensient’s inks product line has experienced intense competition, which has resulted in lower sales and profits in this product line. Within the Flavors & Fragrances segment, Sensient’s finished flavor product lines delivered favorable volume growth in 2019, however, the segment was impacted by lower demand in other flavor ingredient product lines, particularly those that are used in yogurt and certain prepared food categories. The Company implemented a number of actions in response to these challenges, including cost reductions in each of its segments. Furthermore, in October 2019, the Company announced its intent to divest its inks, certain parts of its fragrances product line, and fruit preparation product line. These product lines represent approximately 10% of the company’s consolidated revenue and 1% of the Company’s consolidated operating income. The Company anticipates that it will complete sales and exit activities of those product lines in 2020.

Index
The Company’s diluted earnings per share were $1.94 in 2019 and $3.70 in 2018. Included in the 2019 results were $45.9 million ($43.2 million after tax, $1.02 per share) of divestiture & other related costs. Included in the 2018 results was $6.6 million of a benefit related to the enactment of the Tax Cuts and Jobs Act (2017 Tax Legislation), equating to an impact of a 16 cents per share benefit. Adjusted diluted earnings per share, which exclude the divestiture & other related costs as well as the impact of the 2017 Tax Legislation, were $2.96 in 2019 and $3.55 in 2018 (see discussion below regarding non-GAAP financial measures and the Company’s divestiture related costs and the impact of the 2017 Tax Legislation).

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. In the fourth quarter of 2019, the Company increased the quarterly dividend by 3 cents per share from 36 cents to 39 cents per share, or $1.56 per share on an annualized basis. In addition, the Company repurchased $76.7 million of Company stock in 2018.

Additional information on the results is included below.

RESULTS OF OPERATIONS
2019 vs. 2018

Revenue
Sensient’s revenue was approximately $1.3 billion and $1.4 billion in 2019 and 2018, respectively.

Gross Profit
The Company’s gross margin was 31.4% in 2019 and 33.6% in 2018. The decrease in gross margin is primarily a result of unfavorable volume and the impact of a $10.6 million inventory adjustment related to the divesting of the fruit preparation product line, partially offset by higher selling prices. See Divestitures below for further information on the inventory adjustment.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 22.2% in 2019 and 18.9% in 2018, respectively. Divestiture & other related costs of $35.3 million in 2019 were included in Selling and administrative expense and increased selling and administrative expense as a percent of revenue by approximately 270 basis points in 2019. See Divestitures below for further information.

Operating Income
Operating income was $121.1 million in 2019 and $203.4 million in 2018. Operating margins were 9.2% in 2019 and 14.7% in 2018. Divestiture & other related costs reduced operating margins by approximately 350 basis points in 2019.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $20.1 million in 2019 and $21.9 million in 2018. The decrease in expense was primarily due to the decrease in average debt outstanding.

Income Taxes
The effective income tax rate was 18.8% in 2019 and 13.3% in 2018. The effective tax rates in both 2019 and 2018 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rate in 2019 was impacted by tax costs related to the divestiture & other related costs and the release of valuation allowances related to the foreign tax credit carryover and foreign net operating losses. The effective tax rate in 2018 was also favorably impacted by U.S. tax accounting method changes that were filed with the IRS in the second quarter of 2018 and generation of foreign tax credits during 2018. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

On December 22, 2017, the U.S. enacted the 2017 Tax Legislation. The 2017 Tax Legislation significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded a provisional net tax expense of $18.4 million during the fourth quarter of 2017. This amount consists of reevaluating the U.S. deferred tax assets and liabilities based on the lower corporate income tax rate, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. In 2018, the Company finalized its provisional estimates related to the 2017 Tax Legislation resulting in an income tax benefit of $6.6 million. Sensient considers $11.8 million to be the final net tax expense related to the 2017 Tax Legislation.

Index

	2019	2018
Rate before 2017 Tax Legislation, divestiture and discrete items	25.7%	20.7%
2017 Tax Legislation	-	(3.7%)
Divestiture & other related costs impact	4.1%	-
Discrete items	(11.0%)	(3.7%)
Reported effective tax rate	18.8%	13.3%

The 2020 effective income tax rate is estimated to be between 24% and 25%, before any discrete items, such as finalization of prior year foreign and domestic tax items, audit settlements, and valuation allowance adjustments.

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

On July 10, 2018, the Company completed the acquisition of Sensient Natural Extraction Inc., a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and fruit preparation product lines. The Board of Directors approved the sale of the inks product line, which is within the Color segment, and the sale of the fragrances product line, which is within the Flavors & Fragrances segment.

In the fourth quarter of 2019, the Company recorded a non-cash impairment charge of $34.0 million, primarily related to property, plant and equipment and allocated goodwill, in Selling and administrative expenses, related to the disposal group as described in Note 15, Divestitures to the Consolidated Financial Statements included in this report. The charge reduced the carrying value of certain long-lived assets to their fair value. An estimate of the fair value of these product lines less cost to sell was determined to be lower than its carrying value. This estimate will be finalized and adjusted as necessary upon the closing of the sales or as assumptions change. Also in the fourth quarter of 2019, the Company recorded a non-cash charge of $9.8 million and disposal costs of $0.8 million, in Cost of products sold, related to the fruit preparation divestiture. The charge reduced the carrying value of certain inventories, as they were determined to be excess as of December 31, 2019. The Company also incurred $1.3 million of additional costs, primarily related to severance, in the fourth quarter of 2019, in Selling and administrative expenses, related to the anticipated divestitures and other exit activities.

NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS (which exclude divestiture & other related costs as well as the impact of the 2017 Tax Legislation) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars).

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

Index

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2019	2018	% Change
Operating Income (GAAP)	$121,110	$203,378	(40.5%)
Divestiture & other related costs – Cost of products sold	10,567	-
Divestiture & other related costs – Selling and administrative expenses	35,313	-
Adjusted operating income	$166,990	$203,378	(17.9%)

Net Earnings (GAAP)	$82,047	$157,360	(47.9%)
Divestiture & other related costs, before tax	45,880	-
Tax impact of divestiture & other related costs	(2,671)	-
2017 Tax Legislation	-	(6,634)
Adjusted net earnings	$125,256	$150,726	(16.9%)

Diluted EPS (GAAP)	$1.94	$3.70	(47.6%)
Divestiture & other related costs, net of tax	1.02	-
2017 Tax Legislation	-	(0.16)
Adjusted diluted EPS	$2.96	$3.55	(16.6%)
Divestiture & other related costs are discussed under “Divestitures” above and Note 15, Divestitures, in the Notes to Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change in the 2019 results compared to the 2018 results in the respective financial measures.

	Twelve Months Ended December 31, 2019
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	(6.2%)	(1.4%)	(4.8%)
Color	(3.4%)	(2.7%)	(0.7%)
Asia Pacific	(4.0%)	(0.4%)	(3.6%)
Total Revenue	(4.6%)	(1.8%)	(2.8%)

Operating Income
Flavors & Fragrances	(22.3%)	(0.5%)	(21.8%)
Color	(10.7%)	(2.9%)	(7.8%)
Asia Pacific	(7.1%)	2.9%	(10.0%)
Corporate & Other	173.4%	(0.1%)	173.5%
Operating Income	(40.5%)	(1.6%)	(38.9%)
Diluted EPS	(47.6%)	(1.4%)	(46.2%)

Adjusted operating income (1)	(17.9%)	(1.6%)	(16.3%)
Adjusted diluted EPS (1)	(16.6%)	(1.7%)	(14.9%)

(1)          Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable divestiture & other related costs, share-based compensation, acquisition, restructuring and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

In July 2018, the Company completed the acquisition of Sensient Natural Extraction Inc. (See Acquisitions above for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part IV, Item I, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Fragrances, Color, and Asia Pacific segments.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $700.4 and $746.9 million in 2019 and 2018, respectively. Foreign exchange rates decreased segment revenue by approximately 1% in 2019. Segment revenue was lower than the prior year due to lower revenue in Flavors, Fragrances and Natural Ingredients. The lower revenues in Flavors and Fragrances was primarily a result of unfavorable volumes and exchange rates, partially offset by higher selling prices. The lower revenue in Natural Ingredients was primarily a result of unfavorable volumes and lower selling prices.

Flavors & Fragrances segment operating income was $75.0 million in 2019 and $96.4 million in 2018, a decrease of approximately 22%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in both Flavors and Fragrances. The lower operating income in both Flavors and Fragrances was primarily a result of lower volumes, higher manufacturing and other costs, and higher raw materials costs, partially offset by higher selling prices and a favorable product mix. Segment operating income as a percent of revenue was 10.7% and 12.9% for 2019 and 2018, respectively.

Color
Segment revenue for the Color segment was $535.2 million in 2019 and $554.0 million in 2018, a decrease of approximately 3%. Foreign exchange rates decreased segment revenue by approximately 3%. The lower segment revenue was primarily a result of lower revenue in Cosmetics and Other Colors, partially offset by higher revenue in Food & Beverage Colors. The lower revenue in Cosmetics was primarily a result of lower volumes and unfavorable exchange rates. The lower revenue in Other Colors was primarily a result of lower volumes and unfavorable exchange rates, partially offset by the additional revenue from the Sensient Natural Extraction Inc. acquisition. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, the additional revenue from the GlobeNatural acquisition, and higher selling prices, partially offset by unfavorable exchange rates. The additional revenue from the Sensient Natural Extraction Inc. and GlobeNatural acquisitions represent less than 1% of total segment revenue.

Segment operating income for the Color segment was $101.2 million in 2019 and $113.3 million in 2018, a decrease of approximately 11%. Foreign exchange rates decreased segment operating income by approximately 3%. The lower segment operating income was primarily a result of lower operating income in Food & Beverage Colors, Cosmetics, and Other Colors. The lower segment operating income in Food & Beverage Colors was primarily due to higher raw material costs, unfavorable product mix, higher manufacturing and other costs and unfavorable exchange rates, partially offset by higher volumes and selling prices. The lower segment operating income in Cosmetics was primarily a result of lower volumes, unfavorable product mix, higher raw material costs, and the unfavorable impact of exchange rates, partially offset by lower manufacturing and other costs. The lower segment operating income in Other Colors was primarily a result of lower volumes and operating costs related to the Sensient Natural Extraction Inc. acquisition, partially offset by lower raw material costs. Segment operating income as a percent of revenue was 18.9% in 2019 compared to 20.5% in 2018.

Asia Pacific
Segment revenue for the Asia Pacific segment was $118.2 million and $123.2 million for 2019 and 2018, respectively. Foreign exchange rates had a minimal impact on segment revenues. Segment revenue was slightly lower than prior year as lower volumes were partially offset by higher selling prices.

Segment operating income for the Asia Pacific segment was $19.4 million in 2019 and $20.9 million in 2018, a decrease of approximately 7% compared to the prior year. Foreign exchange rates increased segment operating income by approximately 3%. The decrease in segment operating income was a result of lower volumes and higher manufacturing and other costs, partially offset by higher selling prices and favorable exchange rates. Segment operating income as a percent of revenue was 16.4% in 2019 and 16.9% in 2018, respectively.

Corporate & Other
The Corporate & Other operating loss was $74.4 million in 2019 and $27.2 million in 2018. The higher operating loss was primarily a result of the divestiture & other related costs in 2019 of $45.9 million. See Divestitures above for further information. There were no divestiture & other related costs incurred in 2018.

Index
RESULTS OF OPERATIONS
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

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 18.9% in 2018 and 22.6% in 2017, respectively. Restructuring and other costs of $45.2 million in 2017 were included in selling and administrative expense. Selling and administrative expense as a percent of revenue was lower in 2018 than in 2017 primarily as a result of the 2017 restructuring and other costs and lower performance-based executive compensation in 2018. Restructuring and other costs increased selling and administrative expense as a percent of revenue by 330 basis points in 2017.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Legislation. The 2017 Tax Legislation significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded a provisional net tax expense of $18.4 million during the fourth quarter of 2017. This amount consists of reevaluating the U.S. deferred tax assets and liabilities based on the lower corporate income tax rate, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. In 2018, the Company finalized its provisional estimates related to the 2017 Tax Legislation resulting in an income tax benefit of $6.6 million. Sensient considers $11.8 million to be the final net tax expense related to the 2017 Tax Legislation.

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

Index
On July 10, 2018, the Company completed the acquisition of Sensient Natural Extraction Inc., a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

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

Divestiture
In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in Selling and administrative expenses, and incurred $0.7 million of outside professional fees and other related costs in 2016, as a result of the then anticipated divestiture.

In January 2017, the Company completed this divestiture for approximately $12.5 million. The Company recognized an additional non-cash loss of $11.6 million in 2017.

NON-GAAP FINANCIAL MEASURES
Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted EPS (which exclude restructuring and other costs as well as the impact of the 2017 Tax Legislation) and (2) percentage changes in revenue, operating income, diluted EPS, adjusted operating income, and adjusted diluted EPS on a local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars). The other costs in 2017 are divestiture related costs, discussed under “Divestiture” above.

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

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2018	2017	% Change
Operating Income (GAAP)	$203,378	$167,806	21.2%
Restructuring – Cost of products sold	-	2,889
Restructuring – Selling and administrative	-	33,627
Other – Selling and administrative (1)	-	11,555
Adjusted operating income	$203,378	$215,877	(5.8%)

Net Earnings (GAAP)	$157,360	$89,600	75.6%
Restructuring & other, before tax	-	48,071
Tax impact of restructuring & other	-	(5,602)
2017 Tax Legislation	(6,634)	18,446
Adjusted net earnings	$150,726	$150,515	0.1%

Diluted EPS (GAAP)	$3.70	$2.03	82.3%
Restructuring & other, net of tax	-	0.96
2017 Tax Legislation	(0.16)	0.42
Adjusted diluted EPS	$3.55	$3.42	3.8%

(1)          The other costs are for the divestiture related costs discussed under “Divestiture” above.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2018 results compared to the 2017 results in the respective financial measures.

	Twelve Months Ended December 31, 2018
	Total	Foreign Exchange Rates	Local Currency
Revenue
Flavors & Fragrances	0.0%	1.1%	(1.1%)
Color	5.3%	0.4%	4.9%
Asia Pacific	0.0%	(0.1%)	0.1%
Total Revenue	1.8%	0.7%	1.1%

Operating Income
Flavors & Fragrances	(15.7%)	0.0%	(15.7%)
Color	(0.1%)	1.0%	(1.1%)
Asia Pacific	0.4%	1.3%	(0.9%)
Corporate & Other	(66.3%)	1.4%	(67.7%)
Operating Income	21.2%	0.2%	21.0%
Diluted EPS	82.3%	0.0%	82.3%

Adjusted operating income (1)	(5.8%)	0.7%	(6.5%)
Adjusted diluted EPS (1)	3.8%	0.6%	3.2%

(1)          Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable restructuring and other costs, share-based compensation, (which are reported in Corporate & Other), interest expense, and income taxes.

In July 2018, the Company completed the acquisition of Sensient Natural Extraction Inc. (See Acquisitions above for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part IV, Item I, Note 12, Segment and Geographic Information, of this report.

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

Index
Color
Segment revenue for the Color segment was $554.0 million in 2018 and $526.4 million in 2017, an increase of approximately 5%. Foreign exchange rates had a minimal impact on segment revenue. The higher segment revenue was primarily a result of higher revenue in Food & Beverage Colors and Cosmetics. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, the impact of the GlobeNatural acquisition (approximately 1%), favorable exchange rates, and higher selling prices. The higher revenue in Cosmetics was primarily a result of higher volumes.

Segment operating income for the Color segment was $113.3 million in 2018 and $113.4 million in 2017. Segment operating income was consistent with the prior year as a result of higher operating income in Cosmetics, offset by the unfavorable impact of the Sensient Natural Extraction Inc. acquisition included in Other Colors. The higher operating income in Cosmetics was primarily a result of higher volumes and selling prices, favorable product mix, lower raw material costs, and the favorable impact of exchange rates, partially offset by higher manufacturing and other costs. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 20.5% in 2018 compared to 21.5% in 2017.

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

Corporate & Other
The Corporate & Other operating loss was $27.2 million in 2018 and $80.7 million in 2017. The lower operating loss was primarily a result of the absence in 2018 of the restructuring and other costs that were incurred in 2017 and lower performance-based executive compensation incurred in 2018. Restructuring and other costs were $48.1 million in 2017. There were no restructuring and other costs incurred in 2018.

LIQUIDITY AND FINANCIAL POSITION
Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2019. In the fourth quarter of 2019, the Company amended its accounts receivable securitization program, and decreased the commitment size from $70 million to $65 million. See Note 9, Accounts Receivable Securitization, in the Notes to Consolidated Financial Statements included in this report for additional information.

The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2020 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $177.2 million and $83.5 million in 2019 and 2018, respectively. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, shareholder dividends, acquisitions, and share repurchases. The increase in net cash provided by operating activities in 2019 is primarily due to the adoption of Accounting Standards Update (ASU) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) in the first quarter of 2018, which required certain cash receipts related to the Company’s accounts receivable securitization (i.e. the deferred purchase price) to be classified as investing activities. As a result, in 2018, the Company included $91.1 million of cash received as deferred purchase price as investing activities, which prior to ASU 2016-15, were recorded as operating activities.

Cash Flows from Investing Activities
Net cash used in investing activities was $37.4 million in 2019. Net cash provided by investing activities was $14.8 million in 2018. Capital expenditures were $39.1 million in 2019 and $50.7 million in 2018. As required under ASU 2016-15, the Company included $91.1 million of cash received as deferred purchase price under its accounts receivable securitization as cash provided by investing activities in 2018. In 2018, the Company purchased Sensient Natural Extraction Inc., for approximately $19.8 million, GlobeNatural for approximately $10.8 million, and the assets of one other business for an immaterial amount.

Index
Cash Flows from Financing Activities
Net cash used in financing activities was $150.6 million in 2019 and $98.7 million in 2018. The Company had a net decrease in debt of $87.4 million in 2019 and a net increase in debt of $38.2 million in 2018. Sensient purchased $76.7 million of Company stock in 2018. There were no Company stock purchases in 2019.

The Company has paid uninterrupted quarterly cash dividends since commencing public trading in its stock in 1962. In the fourth quarter of 2019, the Company increased its quarterly dividend from 36 cents per share to 39 cents per share. Dividends paid per share were $1.47 in 2019 and $1.35 in 2018. Total dividends paid were $62.2 million and $57.4 million in 2019 and 2018, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
Sensient purchased 1.1 million shares of Company stock in 2018 for a total cost of $76.7 million and 1.1 million shares of Company stock in 2017 for a total cost of $87.2 million. There were no shares of Company stock purchased in 2019. In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2019, 2.2 million shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

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

Revenue Recognition
The Company recognizes revenue at the transfer of control of its products to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company and the Company has no remaining obligations, which is typically at shipment. See Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this report for additional details.

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2019. In conducting its annual test for impairment, the Company performed a quantitative assessment of the fair values for each of its reporting units and compared each of these values to the net book value of each reporting unit. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were significantly above their respective net book values. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

In the fourth quarter of 2019, as a result of the Company’s meeting the assets held for sale criteria for its divestitures of its inks and fragrances (excluding its essential oils product line) product lines, the Company allocated $8.4 million of goodwill to that disposal group. The $8.4 million of goodwill related to the disposal groups was determined to be fully impaired. See Note 15, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional details.

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

The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. In the fourth quarter of 2019, the Company recorded a non-cash charge of $9.8 million and disposal costs of $0.8 million, in Cost of products sold related to the anticipated fruit preparation divestiture. The charge reduced the carrying value of certain inventories, as they were determined to be excess as of December 31, 2019. While significant judgment is involved in determining the net realizable value of inventory, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

CONTRACTUAL OBLIGATIONS
The Company is subject to certain contractual obligations, including long-term debt, interest payments on long-term debt, operating leases, manufacturing purchases, and pension benefit obligations. The Company had unrecognized tax benefits of $4.9 million as of December 31, 2019. However, the Company cannot make a reasonably reliable estimate of the period of potential cash settlement of the liabilities and, therefore, has not included unrecognized tax benefits in the following table of significant contractual obligations as of December 31, 2019.

PAYMENTS DUE BY PERIOD
(in thousands)	Total	1 year	2-3 years	4-5 years	> 5 years
Long-term debt	$598,499	$128,251	$132,896	$234,364	$102,988
Interest payments on long-term debt	54,631	14,459	23,362	12,930	3,880
Operating lease obligations	20,325	8,429	7,610	2,769	1,517
Manufacturing purchase commitments	87,942	83,244	4,698	––	––
Pension funding obligations	26,021	1,731	5,875	5,917	12,498
Total contractual obligations	$787,418	$236,114	$174,441	$255,980	$120,883

NEW PRONOUNCEMENTS
Refer to the "Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” sections within Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements included in this report for additional details.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of December 31, 2019.

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

Index
The Company does not hold or issue derivative financial instruments for trading purposes. Note 1 and Note 5 to the Consolidated Financial Statements include discussions of the Company’s accounting policies for financial instruments.

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was a liability of $0.2 million and an asset of $0.1 million as of December 31, 2019 and 2018, respectively. At December 31, 2019, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $1.4 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These non-derivative debt instruments act as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.7 million at December 31, 2019. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2019, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be approximately $0.5 million.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2019, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Index
The Company’s internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

None.

Index
PART III

Item 10.          Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” and, if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2019 (“2020 Proxy Statement”), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Item 11.          Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” and “Equity Compensation Plan Information” portions of the 2020 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2020 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters appearing under “Principal Shareholders” in the 2020 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2020 Proxy Statement is incorporated by reference.

Item 13.          Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2020 Proxy Statement is incorporated by reference.

Item 14.          Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2020 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.          Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1.	Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets – December 31, 2019 and 2018	36

Consolidated Statements of Earnings – Years ended December 31, 2019, 2018 and 2017	34

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017	35

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2019, 2018 and 2017	38

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017	37

Notes to Consolidated Financial Statements	39-60

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	64

All other schedules are omitted because they are inapplicable, not required by the instructions, or the information is included in the consolidated financial statements or notes thereto.

Item 16.          Form 10-K Summary.

None.

Index

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(in thousands except per share amounts)	2019	2018	2017
Revenue	$1,322,934	$1,386,815	$1,362,265
Cost of products sold	908,061	920,686	886,775
Selling and administrative expenses	293,763	262,751	307,684
Operating income	121,110	203,378	167,806
Interest expense	20,107	21,853	19,383
Earnings before income taxes	101,003	181,525	148,423
Income taxes	18,956	24,165	58,823
Net earnings	$82,047	$157,360	$89,600

Earnings per common share:
Basic	$1.94	$3.71	$2.05
Diluted	$1.94	$3.70	$2.03

Weighted average number of common shares outstanding:
Basic	42,263	42,404	43,780
Diluted	42,294	42,499	44,031

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)	Years Ended December 31,
	2019	2018	2017
Net earnings	$82,047	$157,360	$89,600
Cash flow hedges adjustment, net of tax of $193, $32 and $10, respectively	(346)	816	(584)
Pension adjustment, net of tax of $409, $347 and $778, respectively	(1,221)	1,027	2,228
Foreign currency translation on net investment hedges	3,091	13,661	(28,871)
Tax effect of current year activity on net investment hedges	(768)	(3,393)	10,812
Foreign currency translation on long-term intercompany loans	(752)	3,276	7,013
Tax effect of current year activity on intercompany long-term loans	(768)	(2,498)	-
Reclassification of cumulative translation to net earnings	-	-	6,782
Other foreign currency translation	3,311	(27,721)	66,751
Total comprehensive income	$84,594	$142,528	$153,731

See notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$21,153	$31,901
Trade accounts receivable, less allowance for losses of $4,563 and $5,976, respectively	213,201	255,350
Inventories	422,517	490,757
Prepaid expenses and other current assets	40,049	44,857
Assets held for sale	91,293	-
Total current assets	788,213	822,865
Other assets	80,939	66,788
Deferred tax assets	14,976	9,189
Intangible assets – at cost, less accumulated amortization of $9,738 and $20,325, respectively	11,802	18,867
Goodwill	407,042	416,175
Property, Plant and Equipment:
Land	31,431	36,787
Buildings	298,733	318,463
Machinery and equipment	652,063	688,003
Construction in progress	24,613	34,772
	1,006,840	1,078,025
Less accumulated depreciation	(569,661)	(586,969)
	437,179	491,056
Total assets	$1,740,151	$1,824,940

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$94,653	$131,812
Accrued salaries, wages and withholdings from employees	18,655	23,410
Other accrued expenses	41,429	31,198
Income taxes	6,841	8,234
Short-term borrowings	20,612	20,046
Liabilities held for sale	19,185	-
Total current liabilities	201,375	214,700
Deferred tax liabilities	15,053	28,976
Other liabilities	17,813	8,554
Accrued employee and retiree benefits	25,822	23,210
Long-term debt	598,499	689,553
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid-in capital	98,425	101,663
Earnings reinvested in the business	1,536,100	1,516,243
Treasury stock, 11,682,636 and 11,731,223 shares, respectively, at cost	(595,324)	(597,800)
Accumulated other comprehensive loss	(163,008)	(165,555)
	881,589	859,947
Total liabilities and shareholders’ equity	$1,740,151	$1,824,940

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Years ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net earnings	$82,047	$157,360	$89,600
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	55,015	53,244	48,518
Share-based compensation (income) expense	(739)	503	5,855
Net (gain) loss on assets	(1,122)	63	2,552
Loss on divestitures	44,375	-	33,160
Deferred income taxes	(19,340)	9,844	17,414
Changes in operating assets and liabilities:
Trade accounts receivable	10,930	(96,638)	(130,835)
Inventories	25,238	(34,114)	(47,345)
Prepaid expenses and other assets	3,257	(12,544)	14,072
Accounts payable and other accrued expenses	(18,251)	7,457	4,804
Accrued salaries, wages and withholdings from employees	(3,039)	599	(4,361)
Income taxes	(1,836)	(7,335)	2,846
Other liabilities	647	5,081	27
Net cash provided by operating activities	177,182	83,520	36,307

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	(39,100)	(50,740)	(56,344)
Cash receipts on sold receivables	-	91,142	141,465
Proceeds from sale of assets	2,242	2,615	10,485
Proceeds from divesture of business	-	-	12,457
Acquisition of new business	-	(31,100)	-
Other investing activities	(553)	2,916	2,319
Net cash (used in) provided by investing activities	(37,411)	14,833	110,382

Cash Flows from Financing Activities
Proceeds from additional borrowings	47,083	322,529	231,174
Debt payments	(134,449)	(284,332)	(239,950)
Purchase of treasury stock	-	(76,734)	(87,217)
Dividends paid	(62,190)	(57,410)	(54,038)
Other financing activities	(1,027)	(2,777)	(3,383)
Net cash used in financing activities	(150,583)	(98,724)	(153,414)

Effect of exchange rate changes on cash and cash equivalents	64	2,928	10,204

Net (decrease) increase in cash and cash equivalents	(10,748)	2,557	3,479
Cash and cash equivalents at beginning of year	31,901	29,344	25,865

Cash and cash equivalents at end of year	$21,153	$31,901	$29,344

Cash paid during the year for:
Interest	$20,130	$21,567	$19,523
Income taxes	40,139	24,089	29,261
Capitalized interest	540	604	486

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share and per share amounts)	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2016	$5,396	$107,686	$1,378,923	9,716,504	$(442,799)	$(213,465)
Net earnings			89,600
Other comprehensive income						64,131
Cash dividends paid – $1.23 per share			(54,038)
Share-based compensation		5,855
Stock options exercised		(202)		(10,667)	499
Non-vested stock issued upon vesting		(5,478)		(114,393)	5,478
Benefit plans		445		(12,999)	596
Purchase of treasury stock				1,139,734	(87,217)
Other		(1,130)		41,112	(1,979)
Balances at December 31, 2017	5,396	107,176	1,414,485	10,759,291	(525,422)	(149,334)
Net earnings			157,360
Other comprehensive loss						(14,832)
Cash dividends paid – $1.35 per share			(57,410)
Share-based compensation		503
Stock options exercised		(80)		(4,000)	200
Non-vested stock issued upon vesting		(5,454)		(111,185)	5,454
Benefit plans		350		(15,126)	769
Purchase of treasury stock				1,060,000	(76,734)
Other		(832)	1,808	42,243	(2,067)	(1,389)
Balances at December 31, 2018	5,396	101,663	1,516,243	11,731,223	(597,800)	(165,555)
Net earnings			82,047
Other comprehensive income						2,547
Cash dividends paid – $1.47 per share			(62,190)
Share-based compensation		(739)
Non-vested stock issued upon vesting		(2,343)		(45,981)	2,343
Benefit plans		72		(18,597)	948
Other		(228)		15,991	(815)
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2019, 2018, and 2017

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; cosmetic, fragrances, pharmaceutical, and nutraceutical systems; specialty inks and colors; and other specialty and fine chemicals. In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and fruit preparation product lines. The Company anticipates that it will complete sales and exit activities of those product lines in 2020. The Company’s three reportable segments are the Flavors & Fragrances Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, restructuring and other costs are included in the “Corporate & Other” category.

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

Revenue Recognition
The Company recognizes revenue at the transfer of control of its products to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five-step approach:

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

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market (See Note 12, Segment and Geographic Information, for further information).

Index
Cost of Products Sold
Cost of products sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of products sold also includes charges for obsolete and slow-moving inventories, as well as costs for quality control, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, other costs of our internal distribution network, and costs incurred for shipping and handling. The Company records fees billed to customers for shipping and handling as revenue.

Selling and Administrative Expenses
Selling and administrative expenses primarily include the salaries and related costs for executive, finance, accounting, human resources, information technology, research and development, and legal personnel as well as salaries and related costs of salespersons and commissions paid to external sales agents.

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition as cash equivalents.

Accounts Receivable
Receivables are recorded at their face amount, less an allowance for losses on doubtful accounts. The allowance for doubtful accounts is based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Specific accounts are written off against the allowance for doubtful accounts when it is deemed that the receivable is no longer collectible.

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method with the exception of certain locations of the Flavors & Fragrances Group where cost is determined using a weighted average method. Inventories include finished and in-process products totaling $313.1 million and $320.4 million at December 31, 2019 and 2018, respectively, and raw materials and supplies of $109.4 million and $170.4 million at December 31, 2019 and 2018, respectively.

In the fourth quarter of 2019, the Company recorded a non-cash charge of $9.8 million, in Cost of products sold related to the fruit preparation anticipated divestiture. The non-cash charge reduced the carrying value of certain inventories, as they were determined to be excess based on changes in assumptions as of December 31, 2019. See Note 15, Divestitures, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2019, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2018 and 2017, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2019, 2018, or 2017.

The Company met the assets held for sale criteria in the fourth quarter of 2019 for its inks and fragrances (excluding essential oils product line) product lines, resulting in $8.4 million of goodwill being allocated to those disposal groups. The allocated goodwill related to those disposal groups was determined to be fully impaired, based on the estimated fair values for both disposal groups. See Note 15, Divestitures, for additional information.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 20 years. These assets include technological know-how, customer relationships, patents, trademarks, and non-compete agreements, among others.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s anticipated divestitures of its inks and fragrances (excluding its essential oils product line) product lines. See Note 15, Divestitures, for additional information.

Index
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

The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. These risk management transactions may involve the use of foreign currency derivatives to protect against exposure resulting from recorded accounts receivable and payable. The Company may utilize forward exchange contracts, generally with maturities of less than 18 months, which qualify as cash flow hedges. Generally these foreign exchange contracts are intended to offset the effect of exchange rate fluctuations on non-functional currency denominated sales and purchases. For derivative instruments that are designated as cash flow hedges, gains and losses are deferred in accumulated other comprehensive income (OCI) until the underlying transaction is recognized in earnings.

For hedges designated as cash flow hedges, the Company elects critical terms that match at the onset of the hedge transaction. Hedge accounting is permitted only if the hedge meets the critical terms match requirements. The Company reviews the critical terms at each effectiveness testing date to ensure the respective terms match; therefore, achieving a highly effective hedge.

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

Net Investments Hedging
The Company is exposed to risk related to its net investments in foreign subsidiaries. As part of its risk management activities, the Company may enter into foreign-denominated debt to be used as a non-derivative instrument to hedge the Company’s net investment in foreign subsidiaries. The change in the fair value of debt designated as a net investment hedge is recorded in foreign currency translation in OCI.

Commodity Purchases
The Company purchases certain commodities in the normal course of business that result in physical delivery of the goods and, hence, are excluded from ASC 815, Derivatives and Hedging.

Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2019, 2018, and 2017.

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

Index
The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(in thousands except per share amounts)	2019	2018	2017
Numerator:
Net earnings	$82,047	$157,360	$89,600
Denominator:
Denominator for basic EPS - weighted average common shares	42,263	42,404	43,780
Effect of dilutive securities	31	95	251
Denominator for diluted EPS - diluted weighted average shares outstanding	42,294	42,499	44,031

Earnings per Common Share
Basic	$1.94	$3.71	$2.05
Diluted	$1.94	$3.70	$2.03

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2019, 2018, and 2017.

In 2019, 2018, and 2017, there were no anti-dilutive stock options. All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in Selling and administrative expenses in the year they are incurred. Research and development costs were $40.1 million, $43.0 million, and $40.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Advertising
Advertising costs are recorded in Selling and administrative expenses as they are incurred. Advertising costs were $2.2 million, $2.5 million, and $2.2 million during the years ended December 31, 2019, 2018, and 2017, respectively.
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

Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued. See Note 17, Subsequent Events, for additional information.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and liabilities that arise from leases on the balance sheet and to disclose qualitative and quantitative information about lease transactions. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method allowing entities to apply the new lease standard at the adoption date. The Company adopted each of these standards in the first quarter of 2019 using the optional transition method allowed under ASU No. 2018-11. The Company elected the following practical expedients permitted within the standard:

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

Index
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

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. For most instruments, entities must apply the standard using a cumulative effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption. The Company has established a project plan and an implementation team to adopt and apply the new standard. The Company is in the process of implementing necessary changes to accounting policies, processes, and controls, to enable compliance with this new standard. The Company’s current estimate of the impact of this ASU on the Company’s Consolidated Financial Statements is an increase to the allowance for losses on Trade accounts receivable in the range of $0.5 million to $1.0 million. The Company will finalize the adjustment and the impact on the Company’s Consolidated Financial Statements and related disclosures in the first quarter 2020.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans Subtopic 715-20, which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans – General. This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The effective date is January 1, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its disclosures.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

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

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited (now known as Sensient Natural Extraction Inc.), a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Index

3. Goodwill and Intangible Assets

At December 31, 2019 and 2018, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2019 and 2018:

		2019		2018
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	17.8	$7,570	$(1,391)	$14,570	$(6,768)
Customer relationships	13.6	3,474	(1,653)	8,761	(5,673)
Patents, trademarks, non-compete agreements, and other	15.5	10,496	(6,694)	15,861	(7,884)

Total finite-lived intangibles	16.0	$21,540	$(9,738)	$39,192	$(20,325)

In 2019, $5.0 million of intangible assets ($18.8 million of cost and $13.8 million of accumulated amortization) was moved to Assets held for sale on the Consolidated Balance Sheet as a result of the anticipated divestitures. See Note 15, Divestitures, for additional information.

Amortization of intangible assets was $2.9 million in 2019, $2.3 million in 2018, and $1.6 million in 2017. Estimated amortization expense, for the five years subsequent to December 31, 2019, is $1.8 million in 2020, 2021, and 2022; $1.5 million in 2023; and $1.3 million in 2024.

The changes in goodwill for the years ended December 31, 2019 and 2018, by reportable business segment, were as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Balance as of December 31, 2017	$112,977	$290,889	$5,129	$408,995
Currency translation impact	(891)	(8,269)	52	(9,108)
Acquisitions	—	16,288	—	16,288
Balance as of December 31, 2018	$112,086	$298,908	$5,181	$416,175
Currency translation impact	(184)	(641)	77	(748)
Goodwill related to divestitures(1)	(3,754)	(4,631)	—	(8,385)
Balance as of December 31, 2019	$108,148	$293,636	$5,258	$407,042

(1)
In the fourth quarter of 2019, the Company met all of the assets held for sale criteria related to the anticipated divestitures of its inks and fragrances (excluding its essential oils product line) product lines. Goodwill of $8.4 million was allocated to those disposal groups and was determined to be fully impaired based on the estimated fair value of each of the disposal groups. See Note 15, Divestitures, for additional information.

In July 2018, the Company completed the acquisition of Sensient Natural Extraction Inc., which resulted in $8.9 million of goodwill (See Note 2, Acquisitions, for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. In addition, certain other reclassifications between reportable business segments have been made to conform to the current year presentation. The results for 2017 and 2018 have been reclassified to reflect these changes.

Index

4. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(in thousands)	2019	2018
3.66% senior notes due November 2023	$75,000	$75,000
3.65% senior notes due May 2024	27,000	27,000
4.19% senior notes due November 2025	25,000	25,000
1.27% Euro-denominated senior notes due May 2024	56,066	57,333
1.71% Euro-denominated senior notes due May 2027	44,853	45,866
3.06% Euro-denominated senior notes due November 2023	42,887	43,856
1.85% Euro-denominated senior notes due November 2022	74,968	76,662
2.53% British Pound-denominated notes due November 2023	33,143	31,884
2.76% British Pound-denominated notes due November 2025	33,143	31,884
Term loan	51,438	132,313
Revolving Credit Facilities	134,393	142,061
Various other notes	783	923
	598,674	689,782
Less debt fees	(175)	(229)
Total long-term debt	$598,499	$689,553

In October 2019, the Company amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to reduce the program amount from $70 million to $65 million. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $65 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is LIBOR plus 0.70%. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility, or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2019, the amount was fully drawn.

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

In May 2017, the Company executed an amended and restated credit agreement with a syndicate of banks to, among other things, (a) increase Sensient’s term loan facility by $30 million (from $115 million to $145 million), (b) extend the maturity of Sensient’s $350 million multi-currency revolving credit facility from November 2020 to May 2022, and (c) modify certain other provisions of the credit agreement as set forth therein. At December 31, 2019, the Company’s term loan borrowings total $51.4 million, with repayments continuing into 2022. Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.

The borrowings under the Term Loan had an average interest rate of 3.83% and 3.48% for the years ended December 31, 2019 and 2018, respectively.

The borrowings under the Revolving Credit Facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 1.44% and 2.08% for the years ended December 31, 2019 and 2018, respectively.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2019, are as follows: 2020, $128.3 million; 2021, $14.6 million; 2022, $118.3 million; 2023, $151.2 million; 2024, $83.2 million; and thereafter, $102.9 million.

Index
The Company has approximately $12.8 million of long-term term loan debt and $50.5 million of debt outstanding on an uncommitted Euro revolving credit facility that mature in 2020. The Company is able and intends to refinance these maturities under the long-term revolving credit facility. Accordingly, that maturing debt has been classified as long-term debt in the Consolidated Balance Sheet.

The Company had $319.5 million available under the revolving credit facility and $58.1 million available under other lines of credit from several banks at December 31, 2019.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The Company is in compliance with all of these restrictions at December 31, 2019. The following table summarizes the Company’s most restrictive loan covenants calculated in accordance with the applicable agreements as of December 31, 2019:

	Actual	Required
Debt to EBITDA(1) (Maximum)	2.86	<3.50
Interest Coverage (Minimum)	5.25	>2.00

(1)
Debt to EBITDA is defined in the Company’s debt covenants as total funded debt divided by the Company’s consolidated operating income excluding non-operating gains and losses and depreciation and amortization.

The Company had stand-by and trade letters of credit outstanding of $2.6 million and $6.4 million as of December 31, 2019 and 2018, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(in thousands)	2019	2018
U.S. credit facilities	$20,280	$19,768
Loans of foreign subsidiaries	332	278
Total	$20,612	$20,046

The weighted average interest rates on short-term borrowings were 2.53% and 3.24% at December 31, 2019 and 2018, respectively.

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $59.9 million and $76.0 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the amount deferred in OCI was not material. For the years ended December 31, 2019 and 2018, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of December 31, 2019 and 2018, the total value of the Company’s Euro, Swiss Franc, and British Pound debt designated as net investment hedges was $363.4 million and $366.5 million, respectively. The impact of foreign exchange rates on these debt instruments has decreased debt by $3.1 million and $13.7 million for the years ended December 31, 2019 and 2018, respectively. These amounts have been recorded as foreign currency translation in OCI.

Index
Concentrations of Credit Risk
Counterparties to forward exchange contracts consist of large international financial institutions. While these counterparties may expose the Company to potential losses due to the credit risk of non-performance, losses are not anticipated. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers, generally short payment terms, and their dispersion across geographic areas.

6. Share-Based Compensation

The Company has various stock plans under which employees and directors may be granted non-vested stock which vests over a specific time period. The Company's 2017 Stock Plan was approved in April 2017 and authorized 1.8 million shares to be granted as non-vested stock in the form of restricted stock, restricted stock units, non-qualified stock options or incentive stock options, and stock appreciation rights. As of December 31, 2019, there were 1.4 million shares available to be granted as non-vested stock under the Company’s existing stock plans.

Expense for shares of non-vested stock is recognized over the vesting period with a pro-rata vesting upon retirement. The vesting period is three years beginning with awards granted in December 2013. During the period of restriction, the holder of non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock.

The grants issued after December 2013, to elected officers, consist of 100% performance stock unit awards which are based on a three-year performance and vesting period and a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant, except for the grant issued in December 2019, which would result in an award up to 200% of the original grant for three year performance that exceeds the stated performance metrics. The holders of the performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and the shares of stock are issued.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	435	$56.44	$34,184
Granted	115	74.26
Vested	(114)	39.75
Cancelled	(24)	63.62
Outstanding at December 31, 2017	412	65.64	30,113
Granted	142	59.45
Vested	(111)	56.91
Cancelled	(63)	64.71
Outstanding at December 31, 2018	380	66.02	21,239
Granted	134	60.04
Vested	(46)	63.61
Cancelled	(64)	62.39
Outstanding at December 31, 2019	404	$64.89	$26,710

The total intrinsic values of shares vested during 2019, 2018, and 2017, was $3.0 million, $7.7 million, and $8.8 million, respectively.

As of December 31, 2019, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $10.7 million, which will be amortized over the weighted average remaining service period of 2.54 years.

Total pre-tax share-based compensation recognized in the Consolidated Statements of Earnings was $(0.7) million, $0.5 million, and $5.9 million in 2019, 2018, and 2017, respectively. Tax related (costs) benefits of $(0.2) million, $(0.3) million, and $0.5 million were also recognized in 2019, 2018, and 2017, respectively. During the year ended December 31, 2019, the Company determined that it was not probable that it would meet the stated performance metrics related to certain performance-based awards resulting in an adjustment of share-based compensation of $3.6 million.

Index

7. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $6.0 million in 2019, 2018, and 2017.

Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(in thousands)	2019	2018
Benefit obligation at beginning of year	$34,152	$37,757
Service cost	1,432	1,465
Interest cost	1,273	1,137
Foreign currency exchange rate changes	558	(761)
Benefits paid	(1,899)	(2,480)
Amendments	-	145
Actuarial loss (gain)	3,905	(3,111)
Benefit obligation at end of year	39,421	34,152
Plan assets at beginning of year	28,299	31,768
Company contributions	1,086	886
Foreign currency exchange rate changes	968	(1,315)
Benefits paid	(1,899)	(2,480)
Actual gain (loss) on plan assets	3,322	(560)
Plan assets at end of year	31,776	28,299
Funded status	$(7,645)	$(5,853)
Accumulated benefit obligation	$38,596	$33,562

Amounts recognized in the Consolidated Balance Sheets at December 31:

(in thousands)	2019	2018
Accrued employee and retiree benefits	$(17,143)	$(15,245)
Other accrued expenses	(710)	(779)
Other assets	10,208	10,171
Net liability	$(7,645)	$(5,853)

Components of annual benefit cost:

(In thousands)	2019	2018	2017
Service cost	$1,432	$1,465	$1,939
Interest cost	1,273	1,137	1,222
Expected return on plan assets	(896)	(896)	(892)
Recognized actuarial gain	(176)	(141)	(187)
Settlement (income) expense	-	(179)	3,796
Defined benefit expense	$1,633	$1,386	$5,878

Weighted average liability assumptions as of December 31:

	2019	2018
Discount rate	2.69%	3.80%
Expected return on plan assets	2.68%	3.21%
Rate of compensation increase	0.34%	0.31%

Index
Weighted average cost assumptions for the year ended December 31:

	2019	2018
Discount rate	3.80%	3.16%
Expected return on plan assets	3.21%	3.03%
Rate of compensation increase	0.31%	0.33%

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

The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2019, which include employees’ expected future service, are as follows: 2020, $1.7 million; 2021, $ 1.7 million; 2022, $4.2 million; 2023, $1.8 million; 2024, $4.1 million; and $12.5 million in total for the years 2025 through 2029.

The Company expects to contribute $1.1 million to defined benefit plans in 2020.

Amounts in accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2019	2018
Unrecognized net actuarial loss (gain)	$683	$(901)
Prior service cost	146	145
Total before tax effects	$829	$(756)

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2019	2018	2017
Net actuarial (loss) gain arising during the period	$(1,091)	$1,257	$921
Prior service cost	-	(127)	-
Amortization of actuarial (gain) loss, included in defined benefit expense	(130)	(103)	1,307
Pension adjustment, net of tax	$(1,221)	$1,027	$2,228

The estimated actuarial loss for the defined benefit plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost during 2020 is $0.1 million.

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

Index
The following table presents the Company’s pension plan assets by asset category as of December 31, 2019 and 2018:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
(in thousands)	2019	Level 1	Level 2	Level 3	2018	Level 1	Level 2	Level 3
Equity Funds
Domestic	$6,003	$6,003	$-	$-	$5,385	$5,385	$-	$-
International	104	-	104	-	83	-	83	-
International Fixed Income Funds	25,556	1,269	24,287	-	22,703	1,111	21,592	-
Other investments	113	79	34	-	128	47	81	-
Total assets at fair value	$31,776	$7,351	$24,425	$-	$28,299	$6,543	$21,756	$-

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

8. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $11.2 million during the year ended December 31, 2019. Rent expense totaled $13.5 million and $12.1 million during the years ended December 31, 2018 and 2017, respectively.

For the year ended December 31, 2019, the Company paid $9.9 million in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $7.1 million of right-of-use assets in exchange for operating lease obligations for the year ended December 31, 2019.

The Company included $1.8 million and $16.8 million of right-of-use assets in Assets held for sale and Other assets, respectively, and $1.8 million, $7.2 million, and $9.9 million of operating lease liabilities in Liabilities held for sale, Other accrued expenses, and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets as of December 31, 2019.

The Company’s weighted average remaining operating lease term was 3.6 years as of December 31, 2019. The Company’s weighted average discount rate for operating leases was 4.5% as of December 31, 2019.

As of December 31, 2019, maturities of operating lease liabilities for future annual periods are as follows:

(in thousands)
Year ending December 31,
2020	$8,429
2021	4,969
2022	2,641
2023	1,582
2024	1,187
Thereafter	1,517
Total lease payments	20,325
Less imputed interest	(1,470)
Present value of lease liabilities	$18,855

Index

9. Accounts Receivable Securitization

In October 2016, the Company entered into an accounts receivable securitization program with Wells Fargo, whereby transactions under the program were accounted for as sales of trade receivables between October 2016 and June 2018, in accordance with ASC Topic 860, Transfers and Servicing (ASC Topic 860). Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Consolidated Balance Sheet.

In June 2018, the Company amended its securitization program with Wells Fargo (Amendment). Following the Amendment, the Company no longer accounts for the sales of the trade receivables in accordance with ASC Topic 860 and instead now maintains the trade receivables and related debt on its Consolidated Balance Sheet. In connection with the Amendment, Wells Fargo’s existing ownership interest in the trade receivables was converted into undivided interests in the trade receivables to secure a loan of up to $60 million to the Company and the deferred purchase price was eliminated.

As a result of the Amendment, the Company’s trade account receivables increased by $60 million and the Company’s long-term debt increased by $60 million. This non-cash transaction did not impact the Company’s Consolidated Statement of Cash Flows during the year ended December 31, 2018.

In October 2018, the Company further amended the accounts receivable securitization program to increase the commitment size from $60 million to $70 million. In October 2019, the Company further amended the accounts receivable securitization program to reduce the commitment size from $70 million to $65 million and extended the expiration date of the program until October 2020. As of December 31, 2019 and 2018, $65 million and $70 million, respectively, was borrowed under this agreement. See Note 4, Debt, for further information.

10. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2019, 2018, and 2017:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balance as of December 31, 2016	$(85)	$(2,537)	$(210,843)	$(213,465)
Other comprehensive income (loss) before reclassifications	(768)	921	55,705	55,858
Amounts reclassified from OCI	184	1,307	6,782	8,273
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income (loss) before reclassifications	667	1,130	(16,675)	(14,878)
Amounts reclassified from OCI	149	(103)	-	46
Adoption of ASU 2018-02	-	(169)	(1,220)	(1,389)
Balance as of December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income (loss) before reclassifications	(111)	(1,091)	4,114	2,912
Amounts reclassified from OCI	(235)	(130)	-	(365)
Balance as of December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)

(a)	Cash Flow Hedges and Pension Items are net of tax.

In 2018, the Company adopted ASU 2018-02, Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income,  resulting in the reclassification of OCI into Earnings reinvested in the business.

Index

11. Income Taxes

The provision for income taxes was as follows:

(In thousands)	2019	2018	2017
Currently (receivable) payable:
Federal (1)	$12,994	$(9,071)	$15,513
State	2,622	205	642
Foreign	22,680	23,187	25,254
	38,296	14,321	41,409
Deferred expense (benefit):
Federal	(17,246)	3,977	18,458
State	18	3,164	215
Foreign	(2,112)	2,703	(1,259)
	(19,340)	9,844	17,414
Income taxes	$18,956	$24,165	$58,823

(1)
In 2018 and 2017, this amount includes $(3.9) million and $7.4 million, respectively, of income tax (benefit) expense related to the one-time transition tax on earnings of foreign subsidiaries enacted by the 2017 Tax Legislation (See discussion below). There was no liability for this amount recorded as of December 31, 2018.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(in thousands)	2019	2018
Deferred tax assets:
Benefit plans	$6,293	$6,788
Liabilities and reserves	21,085	12,563
Operating loss and credit carryovers(1)	82,000	65,392
Other	1,126	1,404
Gross deferred tax assets	110,504	86,147
Valuation allowance(1)	(54,326)	(50,702)
Deferred tax assets	56,178	35,445
Deferred tax liabilities:
Property, plant and equipment	(29,869)	(29,372)
Goodwill	(21,744)	(21,372)
Other	(5,192)	(4,488)
Deferred tax liabilities	(56,805)	(55,232)
Net deferred tax liabilities	$(627)	$(19,787)

(1)
In the first quarter of 2019, the Company recognized an increase in its foreign tax credit carryover and corresponding valuation allowance of $16.2 million, related to the finalization of certain tax regulations.

At December 31, 2019, $0.6 million of the net deferred tax liabilities is classified as Liabilities held for sale on the Consolidated Balance Sheet.

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

At December 31, 2019, foreign tax credit carryovers were $40.6 million, all of which expires before 2034. At December 31, 2019, foreign operating loss carryovers were $120.9 million. Included in the foreign operating loss carryovers are losses of $26.1 million that expire through 2034, and $94.8 million that expire after 2034 or do not have an expiration date. At December 31, 2019, state operating loss carryovers were $135.8 million, of which $135.8 million expires through 2034.

Index
The effective tax rate differed from the statutory federal income tax rate as described below:

	2019	2018	2017
Taxes at statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	1.1	0.3
Tax credits	(2.6)	(1.5)	(1.1)
Taxes on foreign earnings	5.1	(0.4)	0.2
Global Intangible Low-Taxed Income	0.9	0.6	-
Resolution of prior years’ tax matters	(0.4)	(0.3)	0.1
U.S. manufacturing deduction	-	-	(1.4)
Valuation allowance adjustments	(8.8)	0.4	-
2017 Tax Legislation	-	(3.7)	12.4
Loss on foreign branch remittances	-	-	(5.2)
U.S. tax accounting method changes	-	(2.9)	-
Other, net	1.4	(1.0)	(0.7)
Effective tax rate	18.8%	13.3%	39.6%

The Company’s valuation allowance at December 31, 2019 and 2018 was $54.3 million and $50.7 million, respectively. The valuation allowance was increased by $16.2 million in the first quarter of 2019 related to the increase in the foreign tax credit deferred tax asset. In the third and fourth quarters of 2019, the Company completed tax planning strategies and Federal tax regulations were finalized that resulted in the partial release of this valuation allowance. The valuation allowance was also increased by $6.8 million for the deferred tax assets related to net operating losses that the Company does not believe are more likely than not to be realized.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (2017 Tax Legislation). The 2017 Tax Legislation significantly changed the U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and imposing a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries in 2017. Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Legislation. In accordance with SAB 118, the Company recorded a net charge of $18.4 million during the fourth quarter of 2017. The amount consists of reassessing the U.S. deferred tax assets and liabilities, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. Based on additional guidance, changes in interpretation, additional analysis, and assumptions, the Company reduced this net charge by $6.6 million in 2018. Sensient considers $11.8 million to be the final net charge related to the 2017 Tax Legislation.

During the third and fourth quarters of 2018, the US Treasury released numerous proposed regulations related to the 2017 Tax Legislation. The Company has reviewed and evaluated these proposed regulations. Some of these regulations were finalized in 2019 and the Company has recorded adjustments to its deferreds accordingly.

The 2017 loss on remittances is the result of the cumulative foreign currency effect related to certain repatriation transactions.

Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from GILTI. The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rate in 2019 was impacted by tax costs related to the divestitures and the release of valuation allowances related to the foreign tax credit carryover and foreign net operating losses. The effective tax rate in 2018 was also favorably impacted by U.S. tax accounting method changes that were filed with the IRS in the second quarter of 2018 and generation of foreign tax credits during 2018.

The decrease of the 2019 effective tax rate from valuation allowance adjustments compared to 2018 is primarily the result of the release of valuation allowances on the deferred tax asset related to foreign tax credit carryforwards.

Index
Earnings before income taxes were as follows:

(In thousands)	2019	2018	2017
United States	$38,356	$80,641	$88,479
Foreign	62,647	100,884	59,944
Total	$101,003	$181,525	$148,423

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2019, no additional income or withholding taxes have been provided for the $580 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $24.7 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2019 and 2018 is as follows:

(in thousands)	2019	2018
Balance at beginning of year	$6,026	$6,276
Increases for tax positions taken in the current year	750	834
Increases for tax positions taken in prior years	199	271
Decreases related to settlements with tax authorities	(341)	(177)
Decreases as a result of lapse of the applicable statutes of limitations	(591)	(920)
Foreign currency exchange rate changes	(11)	(258)
Balance at the end of year	$6,032	$6,026

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4.9 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. As of December 31, 2019 and 2018, $0.6 million and $0.5 million, respectively, of accrued interest and penalties were reported as an income tax liability in each period. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other liabilities on the Company’s Consolidated Balance Sheet at December 31, 2019.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2019, will decrease by approximately $0.6 million during 2020, of which $0.6 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2020. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before divestiture & other related costs, share-based compensation, restructuring and other charges, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of fixed assets and investments.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before divestiture & other related costs, share-based compensation, restructuring and other charges, which are reported in Corporate & Other.

Index
The Company’s three reportable segments are Flavors & Fragrances and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Fragrances segment produces flavor and fragrance products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals and nutraceuticals; colors, ingredients and systems for cosmetics; specialty inks and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and fragrance products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, and restructuring and other costs are included in the “Corporate & Other” category.

In July 2018, the Company completed the acquisition of Sensient Natural Extraction Inc. (See Note 2, Acquisitions, for further information). This business was included in Corporate & Other in 2018. Beginning in the first quarter of 2019, the results of operations of this business are now reported in the Color segment. The results for 2018 have been restated to reflect this change.

Divestiture & other related costs, restructuring and other costs for the years ended December 31, 2019 and 2017, are further described in Note 14, Restructuring Charges, and Note 15, Divestitures, and are included in the operating income (loss) results in Corporate & Other below. There were no divestiture & other related costs, restructuring and other costs in 2018. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2019:
Revenue from external customers	$682,705	$522,051	$118,178	$-	$1,322,934
Intersegment revenue	17,651	13,108	70	-	30,829
Total revenue	700,356	535,159	118,248	-	1,353,763

Operating income (loss)	74,961	101,190	19,382	(74,423)	121,110
Interest expense	-	-	-	20,107	20,107
Earnings (loss) before income taxes	74,961	101,190	19,382	(94,530)	101,003

Assets	714,779	734,343	99,183	191,846	1,740,151
Capital expenditures	16,968	16,521	2,545	3,066	39,100
Depreciation and amortization	27,179	22,088	2,581	3,167	55,015

2018:
Revenue from external customers	$723,189	$540,499	$123,127	$-	$1,386,815
Intersegment revenue	23,743	13,505	37	-	37,285
Total revenue	746,932	554,004	123,164	-	1,424,100

Operating income (loss)	96,433	113,306	20,856	(27,217)	203,378
Interest expense	-	-	-	21,853	21,853
Earnings (loss) before income taxes	96,433	113,306	20,856	(49,070)	181,525

Assets	782,145	752,305	103,808	186,682	1,824,940
Capital expenditures	23,679	21,744	2,858	2,459	50,740
Depreciation and amortization	25,922	21,931	2,451	2,940	53,244

2017:
Revenue from external customers	$727,026	$512,811	$122,428	$-	$1,362,265
Intersegment revenue	19,917	13,552	765	-	34,234
Total revenue	746,943	526,363	123,193	-	1,396,499

Operating income (loss)	114,343	113,381	20,772	(80,690)	167,806
Interest expense	-	-	-	19,383	19,383
Earnings (loss) before income taxes	114,343	113,381	20,772	(100,073)	148,423

Assets	771,157	720,328	101,786	131,069	1,724,340
Capital expenditures	31,989	18,797	3,557	2,001	56,344
Depreciation and amortization	23,611	19,902	2,303	2,702	48,518

Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

Index
The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
2019:
Revenue from external customers:
North America	$448,393	$251,593	$112	$-	$700,098
Europe	158,902	148,393	336	-	307,631
Asia Pacific	32,203	57,268	116,508	-	205,979
Other	43,207	64,797	1,222	-	109,226
Total revenue from external customers	$682,705	$522,051	$118,178	$-	$1,322,934
Long-lived assets:
North America	$251,822	$220,723	$-	$80,128	$552,673
Europe	102,631	242,311	-	-	344,942
Asia Pacific	1,017	3,758	31,007	-	35,782
Other	504	18,037	-	-	18,541
Total long-lived assets	$355,974	$484,829	$31,007	$80,128	$951,938

2018:
Revenue from external customers:
North America	$477,083	$245,649	$-	$-	$722,732
Europe	173,562	168,340	155	-	342,057
Asia Pacific	31,506	59,548	121,975	-	213,029
Other	41,038	66,962	997	-	108,997
Total revenue from external customers	$723,189	$540,499	$123,127	$-	$1,386,815
Long-lived assets:
North America	$255,131	$230,187	$-	$76,996	$562,314
Europe	125,157	265,688	-	-	390,845
Asia Pacific	1,061	3,319	27,872	-	32,252
Other	277	16,387	-	-	16,664
Total long-lived assets	$381,626	$515,581	$27,872	$76,996	$1,002,075

2017:
Revenue from external customers:
North America	$487,034	$231,674	$-	$-	$718,708
Europe	164,641	159,646	310	-	324,597
Asia Pacific	32,717	55,108	121,110	-	208,935
Other	42,634	66,383	1,008	-	110,025
Total revenue from external customers	$727,026	$512,811	$122,428	$-	$1,362,265
Long-lived assets:
North America	$255,000	$207,746	$-	$78,113	$540,859
Europe	130,897	278,127	-	-	409,024
Asia Pacific	1,395	3,075	28,936	-	33,406
Other	380	7,196	-	-	7,576
Total long-lived assets	$387,672	$496,144	$28,936	$78,113	$990,865

Sales in the United States, based on the final country of destination of the Company’s products, were $575.2 million, $586.2 million, and $574.5 million in 2019, 2018, and 2017, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $471.8 million, $484.9 million, and $485.2 million at December 31, 2019, 2018, and 2017, respectively.

Index
Product Information
The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
2019:
Flavors	$382,447	$-	$-	$382,447
Natural Ingredients	214,027	-	-	214,027
Fragrances	103,882	-	-	103,882
Food & Beverage Colors	-	306,274	-	306,274
Cosmetics	-	137,043	-	137,043
Other Colors	-	91,842	-	91,842
Asia Pacific	-	-	118,248	118,248
Intersegment Revenue	(17,651)	(13,108)	(70)	(30,829)
Total revenue from external customers	$682,705	$522,051	$118,178	$1,322,934

2018:
Flavors	$414,728	$-	$-	$414,728
Natural Ingredients	224,280	-	-	224,280
Fragrances	107,924	-	-	107,924
Food & Beverage Colors	-	303,386	-	303,386
Cosmetics	-	153,347	-	153,347
Other Colors	-	97,271	-	97,271
Asia Pacific	-	-	123,164	123,164
Intersegment Revenue	(23,743)	(13,505)	(37)	(37,285)
Total revenue from external customers	$723,189	$540,499	$123,127	$1,386,815

2017:
Flavors	$439,811	$-	$-	$439,811
Natural Ingredients	219,837	-	-	219,837
Fragrances	87,295	-	-	87,295
Food & Beverage Colors	-	279,870	-	279,870
Cosmetics	-	147,637	-	147,637
Other Colors	-	98,856	-	98,856
Asia Pacific	-	-	123,193	123,193
Intersegment Revenue	(19,917)	(13,552)	(765)	(34,234)
Total revenue from external customers	$727,026	$512,811	$122,428	$1,362,265

13. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2019. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2019 and 2018, was $598.5 million and $689.6 million. The fair value of the long-term debt at December 31, 2019 and 2018, was $620.0 million and $695.0 million, respectively.

During the fourth quarter of 2019, the Company met the assets held for sale criteria for its inks and fragrances divestitures. As a result, the Company recorded an impairment of $34.0 million on the disposal groups based on a fair value of $72.0 million. The fair value of these product lines were determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy. See Note 15, Divestitures, for further information.

Index

14. Restructuring Charges

Between March 2014 and 2017, the Company executed a restructuring plan (2014 Restructuring Plan) to eliminate underperforming operations, consolidate manufacturing facilities, and improve efficiencies within the Company. In accordance with GAAP, no restructuring costs were recorded for the years ended December 31, 2019 and 2018, however, the Company recorded total restructuring costs of $36.5 million for the year ended December 31, 2017. The restructuring costs incurred in 2017 were primarily due to the loss on asset sales of $21.6 million and other costs.

15. Divestitures

In 2016, the Company’s Board of Directors authorized management to explore strategic alternatives for a facility and certain related business lines within the Flavors & Fragrances segment in Strasbourg, France. In 2016, the Company recorded a non-cash impairment charge of $10.8 million, in Selling and administrative expenses. In January 2017, the Company completed this divestiture for approximately $12.5 million. The Company recognized an additional non-cash loss of $11.6 million in 2017, in Selling and administrative expenses.

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and fruit preparation product lines. In October 2019, the Board of Directors approved the sale of the inks product line, which is within the Color segment. In November 2019, the Board of Directors approved the sale of the fragrances product line (excluding its essential oils product line), which is within the Flavors & Fragrances segment. As a result, the Company met all of the assets held for sale criteria for the inks and fragrances disposal groups. The divesting and exit of these products lines does not meet the criteria to be presented as a discontinued operation on the Consolidated Statements of Earnings.

As of December 31, 2019, the fruit preparation product line, which is included in the Flavors & Fragrances segment, does not yet meet all of the assets held for sale criteria. The Company continues to explore options to divest and exit this product line.

The assets and liabilities related to the inks and fragrances product lines are recorded in Assets held for sale and Liabilities held for sale as of December 31, 2019, as follows:

(in thousands)	2019
Assets held for sale:
Trade accounts receivable, less allowance for losses of $2,350	$31,653
Inventories	34,612
Prepaid expenses and other current assets	5,528
Property, Plant, and Equipment, net	14,496
Intangible assets	5,004
Assets held for sale	$91,293

Liabilities held for sale:
Trade accounts payable	$12,318
Accrued salaries, wages and withholdings from employees	1,677
Other accrued expenses	5,190
Liabilities held for sale	$19,185

As of December 31, 2019, an estimate of the fair value of the inks product line less cost to sell was determined to be lower than its carrying value resulting in a non-cash impairment charge of $15.8 million, recorded in Selling and administrative expenses. The charge reduced the carrying value of certain long-lived assets, primarily property, plant, and equipment and allocated goodwill, to their fair value. This estimate will be finalized and adjusted as necessary upon the closing of the sale or as estimates change. In addition, the Company currently estimates a non-cash gain of $6 million to $7 million upon closing the transaction related to the reclassification of accumulated foreign currency translation and related items from Accumulated other comprehensive loss to Selling and administrative expenses in the Consolidated Statement of Earnings. See Note 17, Subsequent Events, for additional information on events subsequent to December 31, 2019, that impact the estimated fair value of the inks product line.

As of December 31, 2019, an estimate of the fair value of the fragrances product line less cost to sell was determined to be lower than its carrying value resulting in a non-cash impairment charge of $18.2 million, in Selling and administrative expenses. The charge reduced the carrying value of certain long-lived assets, primarily property, plant and equipment and allocated goodwill, to their fair value. This estimate will be finalized and adjusted as necessary upon the closing of the sale or as estimates change, however, the Company currently estimates an additional non-cash charge of $11 million to $13 million upon closing related to the reclassification of accumulated foreign currency translation and related items from Accumulated other comprehensive loss to Selling and administrative expenses in the Consolidated Statement of Earnings.

Index
Also in the fourth quarter of 2019, the Company recorded a non-cash charge of $9.8 million and disposal costs of $0.8 million, in Cost of products sold related to the fruit preparation divestiture. The non-cash charge reduced the carrying value of certain inventories, as they were determined to be excess based on changes in assumptions as of December 31, 2019.

In addition, the Company incurred $0.7 million of other divestiture and exit related costs, primarily severance, and a $0.6 million non-cash impairment charge related to other exit activities in the fourth quarter of 2019, which is recorded in Selling and administrative expenses.

The Company expects total cash costs associated with the anticipated divestitures to be between $7 million and $12 million, primarily related to severance and other exiting activities, and anticipates that it will complete the sales and exit activities of these product lines in 2020. The cash costs for the year ended December 31, 2019, were not significant.

16. Commitments and Contingencies

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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. The case will now move into the discovery phase. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution.

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

17. Subsequent Events

On January 24, 2020, the Company announced its quarterly dividend of 39 cents per share would be payable on March 2, 2020.

On February 3, 2020, the Company updated its estimate for the fair value of the inks product line based on an updated indicative bid. The Company estimates an additional non-cash impairment charge of $6.5 million, recorded in Selling and administrative expenses, in the quarter ending March 31, 2020.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Index

Income Taxes--Valuation Allowances for Deferred Tax Assets

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2019, the Company had gross deferred tax assets of $110.5 million, $82.0 million of which relate to net operating losses (NOLs), foreign tax credits and other tax credits reduced by a $54.3 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Management’s analysis of the realizability of its deferred tax assets related to NOLs, foreign tax credit and other tax credits was significant to our audit because the amounts are material to the financial statements and the assessment process related to the realizability of these deferred tax assets is complex, involves significant judgments that includes projections of income, sources of income and tax planning strategies.

How We Addressed the Matter in Our Audit
We tested controls relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income, the future reversal of existing taxable temporary differences and management’s identification and use of available tax planning strategies.

To test the management’s assessment of the realizability of its deferred tax assets related to NOLs, foreign and other tax credits, our audit procedures included, among others, evaluation of the assumptions used by the Company to develop tax planning strategies and projections of future taxable income by jurisdiction and testing the completeness and accuracy of the underlying data used in its projections. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies and projections of future taxable income. We assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company. We also tested the Company’s scheduling of the reversal of existing temporary taxable differences.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Milwaukee, Wisconsin
February 21, 2020

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 21, 2020

Index

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2019, 2018, and 2017
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period
2017 Allowance for losses: Trade accounts receivable	$4,836	$1,276	$0	$112	$6,000

2018 Allowance for losses: Trade accounts receivable	$6,000	$1,004	$0	$1,028	$5,976

2019 Allowance for losses: Trade accounts receivable	$5,976	$2,469	$0	$3,882	$4,563

(A)	Accounts written off, net of recoveries. In 2019, $2,350 thousand was moved to Assets held for sale on the Consolidated Balance Sheet related to the fragrances and inks anticipated divestitures.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2019 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated February 8, 2018 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.2 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.3 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2(c)	Second Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 4.3(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.3(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.3(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

4.5	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act		X

10	Material Contracts

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2019 ANNUAL REPORT ON FORM 10-K

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 14, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 14, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)(1)	Sensient Technologies Corporation 2002 Non-Employee Directors Stock Plan (superseded)	Appendix C to Definitive Proxy Statement filed on Schedule 14A on March 15, 2004 (Commission File No. 1-7626)

10.1(c)(2)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

10.1(d)	Sensient Technologies Corporation 2007 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 15, 2013 (Commission File No. 1-7626)

10.1(e)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(f)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(g)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2019 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
10.1(g)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(h)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(h)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(i)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(k)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(l)	Sensient Technologies Corporation Incentive Compensation Plan for Elected Corporate Officers	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 17, 2014 (Commission File No. 1-7626)

10.1(m)	Sensient Technologies Corporation Management Incentive Plan for Group Presidents	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(n)	Sensient Technologies Corporation Management Incentive Plan for Corporate Management	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(o)	Sensient Technologies Corporation Management Incentive Plan for Group/Division Management	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(p)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2019 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(p)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(p)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(q)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(q)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(q)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(r)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(t)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(u)	Sensient Technologies Corporation 2017 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 10, 2017 (Commission File No. 1-7626)

10.2(a)	Second Amended and Restated Credit Agreement dated as of May 3, 2017	Exhibit 10.1 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

10.2(b)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 22, 2018	Exhibit 10.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2019 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

101.INS*	Inline Instance Document		X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2019, 2018, and 2017; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2019, 2018, and 2017; (iii) Consolidated Balance Sheets as of December 31, 2019 and 2018; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2019, 2018, and 2017; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2019, 2018, and 2017; and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel and Secretary
Dated: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 21, 2020, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Mario Ferruzzi
Paul Manning	Mario Ferruzzi
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ Carol R. Jackson
Stephen J. Rolfs	Carol R. Jackson
Senior Vice President and	Director
Chief Financial Officer

/s/ Tobin Tornehl	/s/ Donald W. Landry
Tobin Tornehl	Donald W. Landry
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Hank Brown	/s/ Scott C. Morrison
Hank Brown	Scott C. Morrison
Director	Director

/s/ Joseph Carleone	/s/ Deborah McKeithan-Gebhardt
Joseph Carleone	Deborah McKeithan-Gebhardt
Director	Director

/s/ Edward H. Cichurski	/s/ Elaine R. Wedral
Edward H. Cichurski	Elaine R. Wedral
Director	Director

/s/ Essie Whitelaw
Essie Whitelaw
Director

S-1