Form 10-Q
period 2020-03-31
SENSIENT TECHNOLOGIES CORP
filed 2020-05-04
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, par value $0.10 per share	42,357,694

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$350,677	$347,513

Cost of products sold	238,784	232,288

Selling and administrative expenses	77,332	65,805

Operating income	34,561	49,420

Interest expense	4,307	5,402

Earnings before income taxes	30,254	44,018

Income taxes	9,481	11,211

Net earnings	$20,773	$32,807

Weighted average number of common shares outstanding:
Basic	42,284	42,239
Diluted	42,307	42,275

Earnings per common share:
Basic	$0.49	$0.78
Diluted	$0.49	$0.78

Dividends declared per common share	$0.39	$0.36

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Comprehensive (loss) income	$(23,580)	$32,091

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2020 (Unaudited)	December 31, 2019

CURRENT ASSETS:
Cash and cash equivalents	$23,085	$21,153
Trade accounts receivable, net	240,123	213,201
Inventories	384,157	422,517
Prepaid expenses and other current assets	38,768	40,049
Assets held for sale	78,612	91,293

TOTAL CURRENT ASSETS	764,745	788,213

OTHER ASSETS	82,367	80,939
DEFERRED TAX ASSETS	10,741	14,976
INTANGIBLE ASSETS, NET	11,463	11,802
GOODWILL	400,515	407,042

PROPERTY, PLANT, AND EQUIPMENT:
Land	30,078	31,431
Buildings	293,331	298,733
Machinery and equipment	645,866	652,063
Construction in progress	25,328	24,613
	994,603	1,006,840
Less accumulated depreciation	(571,608)	(569,661)
	422,995	437,179

TOTAL ASSETS	$1,692,826	$1,740,151

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$91,437	$94,653
Accrued salaries, wages, and withholdings from employees	19,724	18,655
Other accrued expenses	41,140	41,429
Income taxes	8,410	6,841
Short-term borrowings	20,105	20,612
Liabilities held for sale	19,821	19,185

TOTAL CURRENT LIABILITIES	200,637	201,375

DEFERRED TAX LIABILITIES	14,511	15,053
OTHER LIABILITIES	20,224	17,813
ACCRUED EMPLOYEE AND RETIREE BENEFITS	25,457	25,822
LONG-TERM DEBT	589,339	598,499

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	99,080	98,425
Earnings reinvested in the business	1,539,520	1,536,100
Treasury stock, at cost	(593,977)	(595,324)
Accumulated other comprehensive loss	(207,361)	(163,008)

TOTAL SHAREHOLDERS’ EQUITY	842,658	881,589

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,692,826	$1,740,151

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net earnings	$20,773	$32,807
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,404	13,672
Share-based compensation	1,177	687
Net loss (gain) on assets	14	(41)
Loss on divestitures	10,558	-
Deferred income taxes	4,077	2,674
Changes in operating assets and liabilities:
Trade accounts receivable	(41,684)	(19,230)
Inventories	29,058	22,112
Prepaid expenses and other assets	(6,048)	(7,573)
Accounts payable and other accrued expenses	2,773	(21,857)
Accrued salaries, wages and withholdings from employees	1,611	(3,022)
Income taxes	1,662	2,213
Other liabilities	553	982

Net cash provided by operating activities	36,928	23,424

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(9,411)	(8,300)
Proceeds from sale of assets	6	45
Other investing activities	4,505	(301)

Net cash used in investing activities	(4,900)	(8,556)

Cash flows from financing activities:
Proceeds from additional borrowings	9,669	16,689
Debt payments	(11,104)	(12,577)
Dividends paid	(16,500)	(15,218)
Other financing activities	(249)	(803)

Net cash used in financing activities	(18,184)	(11,909)

Effect of exchange rate changes on cash and cash equivalents	(11,912)	(964)

Net increase in cash and cash equivalents	1,932	1,995
Cash and cash equivalents at beginning of period	21,153	31,901

Cash and cash equivalents at end of period	$23,085	$33,896

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive
Three Months Ended March 31, 2019	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Income (Loss)	Total Equity
Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)	$859,947
Net earnings	-	-	32,807	-	-	-	32,807
Other comprehensive loss	-	-	-	-	-	(716)	(716)
Cash dividends paid - $0.36 per share	-	-	(15,218)	-	-	-	(15,218)
Share-based compensation	-	687	-	-	-	-	687
Non-vested stock issued upon vesting	-	(1,784)	-	(35,016)	1,784	-	-
Benefit plans	-	72	-	(18,597)	948	-	1,020
Other	-	(153)	-	12,769	(650)	-	(803)
Balances at March 31, 2019	$5,396	$100,485	$1,533,832	11,690,379	$(595,718)	$(166,271)	$877,724

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive
Three Months Ended March 31, 2020	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Income (Loss)	Total Equity
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)	$881,589
Net earnings	-	-	20,773	-	-	-	20,773
Other comprehensive loss	-	-	-	-	-	(44,353)	(44,353)
Cash dividends paid - $0.39 per share	-	-	(16,500)	-	-	-	(16,500)
Share-based compensation	-	1,177	-	-	-	-	1,177
Non-vested stock issued upon vesting	-	(724)	-	(14,200)	724	-	-
Benefit plans	-	241	-	(16,344)	833	-	1,074
Adoption of ASU 2016-13	-	-	(853)	-	-	-	(853)
Other	-	(39)	-	4,114	(210)	-	(249)
Balances at March 31, 2020	$5,396	$99,080	$1,539,520	11,656,206	$(593,977)	$(207,361)	$842,658

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2020, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2020 and 2019. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2019, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change, except for the Company’s Accounts Receivable accounting policy. This policy was updated in the first quarter of 2020 as a result of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and is described below.

Accounts Receivable
Receivables are recorded at their face amount, less an allowance for losses on doubtful accounts. The allowance for doubtful accounts is based on customer-specific analysis and expected future credit losses based on historical experience, current conditions, and expected future conditions. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment model with a methodology that reflects expected credit losses. Under the new standard, entities are required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. The Company adopted this standard in the first quarter of 2020. The adoption of this standard resulted in an increase of $0.9 million to the allowance for losses on Trade Accounts Receivable and a corresponding decrease in Earnings Reinvested in the Business as of January 1, 2020. The adoption of this standard did not have an impact on the Company’s Consolidated Condensed Statements of Earnings, or to cash provided by or used in operating, financing, or investing activities on the Company’s Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two of the current goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. The Company adopted this standard in the first quarter of 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the requirements for fair value measurements by removing, modifying, and adding certain disclosures. The Company adopted this standard in the first quarter of 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements or its related disclosures.

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans Subtopic 715-20, which amends Accounting Standards Codification (ASC) 715-20, Compensation – Retirement Benefits – Defined Benefit Plans – General. This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The effective date is January 1, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its disclosures.

Index

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2019, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change, except as discussed above.

2.	Divestitures

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In October 2019, the Board of Directors approved the sale of the inks product line, which is within the Color segment. The Company has signed a memorandum of understanding with a potential buyer. In November 2019, the Board of Directors approved the sale of the fragrances product line (excluding its essential oils product line), which is within the Flavors & Fragrances segment. The Company has signed a memorandum of understanding with a potential buyer. As a result, the Company met all of the assets held for sale criteria for the inks and fragrances disposal groups. The divesting and exit of these products lines does not meet the criteria to be presented as a discontinued operation on the Consolidated Condensed Statements of Earnings.

As of March 31, 2020, the yogurt fruit preparations product line, which is included in the Flavors & Fragrances segment, did not meet all of the assets held for sale criteria. Subsequent to March 31, 2020, the Board of Directors approved the sale of the yogurt fruit preparations product line. See Note 12, Subsequent Events, for further information.

The assets and liabilities related to the inks and fragrances product lines are recorded in Assets held for sale and Liabilities held for sale as of March 31, 2020 and December 31, 2019, as follows:

(in thousands)	March 31, 2020	December 31, 2019
Assets held for sale:
Trade accounts receivable, net	$34,610	$31,653
Inventories	30,104	34,612
Prepaid expenses and other current assets	6,628	5,528
Property, Plant, and Equipment, net	4,643	14,496
Intangible assets, net	2,627	5,004
Assets held for sale	$78,612	$91,293

Liabilities held for sale:
Trade accounts payable	$13,532	$12,318
Accrued salaries, wages and withholdings from employees	1,222	1,677
Other accrued expenses	5,067	5,190
Liabilities held for sale	$19,821	$19,185

During the year ended December 31, 2019, the Company estimated that the fair value of the inks product line less costs to sell was lower than its carrying value resulting in a non-cash impairment charge of $15.8 million. As of March 31, 2020, the Company revised its estimate of the fair value of the inks product line based on indicative bids resulting in an additional non-cash impairment charge of $9.4 million recorded in Selling and Administrative Expenses during the three months ended March 31, 2020. The charge adjusted the carrying value of certain long-lived assets, primarily property, plant, and equipment, intangible assets and allocated goodwill, to their estimated fair value. This estimate will be finalized and adjusted as necessary upon the closing of the sale or as estimates change. In addition, the Company currently estimates a non-cash gain of $6 million to $8 million upon closing the transaction related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Condensed Statements of Earnings.

Index

During the year ended December 31, 2019, the Company estimated that the fair value of the fragrances product line less costs to sell was lower than its carrying value resulting in a non-cash impairment charge of $18.2 million. As of March 31, 2020, the Company revised its estimate of the fair value of the fragrances product line based on indicative bids resulting in an additional non-cash impairment charge of $0.3 million recorded in Selling and Administrative Expenses during the three months ended March 31, 2020. The charge adjusted the carrying value of certain long-lived assets, primarily property, plant and equipment and allocated goodwill, to their estimated fair value. This estimate will be finalized and adjusted as necessary upon the closing of the sale or as estimates change. In addition, the Company currently estimates an additional non-cash charge of $10 million to $12 million upon closing related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss (OCI) to Selling and Administrative Expenses in the Consolidated Condensed Statement of Earnings.

In March 2020, the Company was notified by a potential buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain, location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company is in the process of conducting its own environmental investigation to confirm the presence and extent of these contaminants and plans to perform a quantitative risk assessment to determine whether or what remedial action is required under Spanish law. At the conclusion of this work, if necessary, the Company intends to report any confirmed contamination, along with a remediation plan to address the contamination, if necessary, to the relevant Spanish authorities. Due to the impacts of COVID-19 in Spain, the Company has not been able to conduct a quantitative assessment of the issues identified in the environmental sampling. Consequently, the Company is unable to quantify any potential remediation costs at this time.

The Company also incurred $1.3 million of other divestiture and exit related costs, primarily severance and legal expenses, and $0.6 million of non-cash expenses charge related to other exit activities in the period ended March 31, 2020, which is recorded in Selling and Administrative Expenses. Also during the period, the Company recorded a non-cash charge of $0.2 million in Costs of Products Sold related to the value of certain inventories.

Excluding any potential remediation costs associated with the Granada, Spain, location of the fragrances product line, which the Company is unable to quantify at this time as discussed above, the Company expects total cash costs in 2019 and 2020 associated with the anticipated divestitures of all three product lines to be between $7 million and $10 million, primarily related to severance and other exit activities.

3.	Trade Accounts Receivable

Trade accounts receivables are recorded at their face amount, less an allowance for expected losses on doubtful accounts. The allowance for doubtful accounts is calculated based on customer-specific analysis and an aging methodology using historical loss information. The Company believes historical loss information is a reasonable basis for expected credit losses as the Company’s historical credit loss experience correlates with its customer delinquency status. This information is also adjusted for any known current economic conditions including the current and expected impact of COVID-19. Currently, the COVID-19 pandemic is not anticipated to have a material impact on trade accounts receivable. Forecasted economic conditions do not have a significant impact on the current credit loss estimate due to the short-term nature of the Company’s customer receivables, however, the Company will continue to monitor and evaluate the rapidly changing economic conditions. Additionally, as the Company only has one portfolio segment, there are not different risks between portfolios. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

Index

The following table summarizes the changes in the allowance for doubtful accounts during the three month period ended March 31, 2020:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	240
Accounts written off	(336)
Translation and other activity	(643)
Balance at March 31, 2020	$7,027

4.	Inventories

At March 31, 2020, and December 31, 2019, inventories included finished and in-process products totaling $282.9 million and $313.1 million, respectively, and raw materials and supplies of $101.3 million and $109.4 million, respectively.

5.	Fair Value

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of March 31, 2020 and December 31, 2019, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $1.8 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2020 was $589.3 million. The fair value of the long-term debt at March 31, 2020 was $589.7 million.

During the fourth quarter of 2019, the Company met the assets held for sale criteria for its inks and fragrances product lines. During the first quarter of 2020, the estimated fair value of the disposal groups was updated to $59.0 million, resulting in the recording of an additional impairment of $9.7 million in the three months ended March 31, 2020. The fair value of these product lines were determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy. See Note 2, Divestitures, for further information.

Index

6.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2020:
Revenue from external customers	$181,187	$139,193	$30,297	$-	$350,677
Intersegment revenue	5,311	4,302	152	-	9,765
Total revenue	$186,498	$143,495	$30,449	$-	$360,442

Operating income (loss)	$20,871	$29,664	$5,059	$(21,033)	$34,561
Interest expense	-	-	-	4,307	4,307
Earnings (loss) before income taxes	$20,871	$29,664	$5,059	$(25,340)	$30,254

Three months ended March 31, 2019:
Revenue from external customers	$178,744	$140,250	$28,519	$-	$347,513
Intersegment revenue	4,809	3,629	-	-	8,438
Total revenue	$183,553	$143,879	$28,519	$-	$355,951

Operating income (loss)	$23,125	$30,199	$4,218	$(8,122)	$49,420
Interest expense	-	-	-	5,402	5,402
Earnings (loss) before income taxes	$23,125	$30,199	$4,218	$(13,524)	$44,018

The Company evaluates performance based on operating income before divestiture and other related costs, restructuring and other charges, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Condensed Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation. The 2020 divestiture and other related costs, which pertain to the anticipated divestitures of the Company’s inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines, are reported in Corporate & Other. There were no divestiture and other related costs or restructuring and other costs in the first three months of 2019.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market. The following tables display the Company’s revenue by these major sources.

During the first quarter of 2020, the Company updated its product line disclosures as a result of its previous announcement regarding its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines.

Flavors, Extracts & Flavor Ingredients now includes essential oils, which was previously reported in Fragrances. Fragrances now only includes the aroma chemicals and fragrance compounds product lines. Yogurt Fruit Preparations is now disclosed separately; previously it was reported in the Flavors product line.

Food & Beverage Colors now includes pharmaceutical colors and natural extraction, which were previously reported in Other Colors. Personal Care includes cosmetic and non-food colors. Inks is now disclosed separately; previously it was reported in Other Colors.

The results for 2019 have been restated to reflect these changes.

Index

Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2020:
Flavors, Extracts & Flavor Ingredients	$101,453	$-	$-	$101,453
Natural Ingredients	57,600	-	-	57,600
Fragrances	22,284	-	-	22,284
Yogurt Fruit Preparations	5,161	-	-	5,161
Food & Beverage Colors	-	90,793	-	90,793
Personal Care	-	43,743	-	43,743
Inks	-	8,959	-	8,959
Asia Pacific	-	-	30,449	30,449
Intersegment Revenue	(5,311)	(4,302)	(152)	(9,765)
Total revenue from external customers	$181,187	$139,193	$30,297	$350,677

Three months ended March 31, 2019:
Flavors, Extracts & Flavor Ingredients	$103,528	$-	$-	$103,528
Natural Ingredients	51,219	-	-	51,219
Fragrances	23,267	-	-	23,267
Yogurt Fruit Preparations	5,539	-	-	5,539
Food & Beverage Colors	-	88,848	-	88,848
Personal Care	-	44,921	-	44,921
Inks	-	10,110	-	10,110
Asia Pacific	-	-	28,519	28,519
Intersegment Revenue	(4,809)	(3,629)	-	(8,438)
Total revenue from external customers	$178,744	$140,250	$28,519	$347,513

Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended March 31, 2020:
North America	$116,701	$66,265	$-	$182,966
Europe	43,877	38,738	22	82,637
Asia Pacific	9,355	15,975	29,122	54,452
Other	11,254	18,215	1,153	30,622
Total revenue from external customers	$181,187	$139,193	$30,297	$350,677

Three months ended March 31, 2019:
North America	$112,747	$66,007	$25	$178,779
Europe	48,001	42,135	41	90,177
Asia Pacific	7,609	16,425	28,266	52,300
Other	10,387	15,683	187	26,257
Total revenue from external customers	$178,744	$140,250	$28,519	$347,513

Index

7.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019

Service cost	$400	$359
Interest cost	256	320
Expected return on plan assets	(209)	(231)
Recognized actuarial loss (gain)	16	(39)
Total defined benefit expense	$463	$409

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $54.5 million and $59.9 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2020, and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, the amounts reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions' impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has certain debt denominated in Euros, Swiss Francs, and British Pounds. These debt instruments have been designated as partial hedges of the Company’s Euro, Swiss Franc, and British Pound net asset positions. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. As of March 31, 2020, and December 31, 2019, the total value of the Company’s Euro, Swiss Franc, and British Pound debt designated as net investment hedges was $355.0 million and $363.4 million, respectively.  For the three months ended March 31, 2020, the impact of foreign exchange rates on these debt instruments decreased debt by $8.4 million, which has been recorded as foreign currency translation in OCI.

9.	Income Taxes

The effective income tax rates for the three months ended March 31, 2020 and 2019, were 31.3% and 25.5%, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, audit settlements, and the mix of foreign earnings.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and does not expect the CARES Act to materially impact the Company’s income tax expense or projections. As of March 31, 2020, the Company was considering the option to defer future tax payments (income taxes and certain payroll taxes) in accordance with the CARES Act. Subsequent to March 31, 2020, the Company has decided to defer certain tax payments in accordance with the CARES Act. The Company will continue to evaluate the CARES Act for opportunities as additional information is released on the CARES Act.

Index

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three month periods ended March 31, 2020 and 2019:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive loss before reclassifications	(1,865)	-	(42,925)	(44,790)
Amounts reclassified from OCI	429	8	-	437
Balances at March 31, 2020	$(1,635)	$(664)	$(205,062)	$(207,361)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income (loss) before reclassifications	597	-	(1,164)	(567)
Amounts reclassified from OCI	(112)	(37)	-	(149)
Balances at March 31, 2019	$632	$512	$(167,415)	$(166,271)

(a)	Cash Flow Hedges and Pension Items are net of tax.

11.	Commitments and Contingencies

Agar v. Sensient Natural Ingredients LLC

On March 29, 2019, Calvin Agar (Agar), a former employee, filed a Class Action Complaint in Stanislaus County Superior Court against Sensient Natural Ingredients LLC (SNI). On May 22, 2019, Agar filed a First Amended Class Action Complaint against SNI (the Complaint). Agar alleges that SNI improperly reported overtime pay on employees’ wage statements, in violation of the California Labor Code. The Complaint alleges two causes of action, both of which concern the wage statements.

The Complaint does not allege that SNI failed to pay any overtime due to Agar or any of the putative class or group members. The Complaint merely challenges the manner in which SNI has reported overtime pay on its wage statements.
SNI maintains that it has accurately paid Agar and the putative class members for all overtime worked, and that they have not experienced any harm. SNI further maintains that the format of its wage statements does not violate the requirements of state law or any specific guidance from California decisional law, the California Division of Labor Standards Enforcement, or the California Labor Commissioner's Office. Finally, SNI contended that certain of the state law claims are subject to mandatory individual arbitration.

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution.

Index

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

Refer to Note 2, Divestitures, for information about potential environmental remediation costs associated with our Granada, Spain location. The amount of any losses related to such remediation cannot be reasonably estimated at this time.

12.	Subsequent Events

On April 9, 2020, the Board of Directors approved the sale of the yogurt fruit preparations product line. The Company has signed a memorandum of understanding with a potential buyer. The Company estimates a non-cash impairment charge of $7 million to $9 million will be recorded related to the sale. The Company anticipates that it will complete the sale and exit activities of this product line within the year.

On April 23, 2020, the Company announced its quarterly dividend of 39 cents per share would be payable on June 1, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2020, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers and suppliers, the availability and cost of raw materials and other supplies, logistics and transportation, governmental regulations and restrictions and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; our ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts and acquisition and divestiture activities; the success of the Company’s efforts to explore strategic alternatives for certain non-core product lines; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and below under Item 1A of this Quarterly Report on Form 10-Q; and the matters discussed below under Item 2 including the critical accounting policies referenced therein. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $350.7 million and $347.5 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the impact of foreign exchange rates decreased consolidated revenue by approximately 2%.

Gross Margin
The Company’s gross margin was 31.9% and 33.2% for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross margin was primarily a result of higher raw material costs in natural ingredients and unfavorable product mix.

Selling and Administrative Expense
Selling and administrative expense as a percent of revenue was 22.1% and 18.9% for the three months ended March 31, 2020 and 2019, respectively. Divestiture and other related costs of $11.7 million were included in Selling and Administrative Expenses for the three months ended March 31, 2020. The increase in selling and administrative expense as a percent of revenue is primarily due to the divestiture and other related costs incurred in 2020, which increased selling and administrative expense as a percent of revenue by 330 basis points for the three months ended March 31, 2020.

Operating Income
Operating income was $34.6 million and $49.4 million for the three months ended March 31, 2020 and 2019, respectively. Operating margins were 9.9% and 14.2% for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating margins is primarily due to the divestiture and other related costs incurred in 2020, which decreased operating margins by 340 basis points for the three months ended March 31, 2020.

Index

Interest Expense
Interest expense was $4.3 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in expense was primarily due to the decrease in the average debt outstanding.

Income Taxes
The effective income tax rates for the three months ended March 31, 2020 and 2019, were 31.3% and 25.5%, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, audit settlements, and the mix of foreign earnings.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and does not expect the CARES Act to materially impact the Company’s income tax expense or projections. As of March 31, 2020, the Company was considering the option to defer future tax payments (income taxes and certain payroll taxes) in accordance with the CARES Act. Subsequent to March 31, 2020, the Company has decided to defer certain tax payments in accordance with the CARES Act. The Company will continue to evaluate the CARES Act for opportunities as additional information is released on the CARES Act.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. The Board of Directors approved the sale of the inks product line, which is within the Color segment, and the sale of the fragrances product line, which is within the Flavors & Fragrances segment.

In the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of $9.7 million, primarily related to property, plant and equipment, intangibles and allocated goodwill, in Selling and Administrative Expenses, related to the disposal group as described in Note 2, Divestitures, to the Consolidated Condensed Financial Statements included in this report. The charge reduced the carrying value of certain long-lived assets to their estimated fair value. An estimate of the fair value of these product lines less cost to sell was determined to be lower than its carrying value. This estimate will be finalized and adjusted as necessary upon the closing of the sales or as assumptions change.

In the three months ended March 31, 2020, the Company also incurred $2.1 million of additional costs, primarily related to severance and legal expenses, related to the anticipated divestitures and other exit activities.

Refer to Note 2, Divestitures, and Note 12, Subsequent Events, to the Consolidated Condensed Financial Statements included in this report for information about anticipated additional charges and expenses associated with these divestitures.

COVID-19
COVID-19 is now affecting most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation restrictions. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing.

For the three months ended March 31, 2020, demand for the Company’s products remained strong, especially in product lines that serve the food, beverage, and pharmaceutical markets. There has been softer demand in other product lines the Company serves, particularly in cosmetics and some product lines that supply the quick service restaurant segment due to widespread restaurant shutdowns and quarantine orders. While COVID-19 appears to have contributed to demand for food-related products and dampened demand for personal care related products, it is difficult to quantify the impact of COVID-19 on demand for the Company’s products. The Company continues to believe that it will achieve its projected earnings guidance.

During the three months ended March 31, 2020, the Company had a production facility in China and a production facility in India that were required to temporarily suspend operations. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where production facilities are located. The Company also continues to monitor supply chains and has increased inventory in certain key raw materials, although the Company did not experience any significant disruptions during the three months ended March 31, 2020.

Index

As of March 31, 2020, the Company is in compliance with its loan covenants and does not anticipate any non-compliance in the future. COVID-19 has not adversely impacted the Company’s capital or financial resources. Furthermore, the Company expects its forecasted cash flows from operations and its available debt capacity will be able to meet future cash requirements for operations, capital expenditures, contractual maturities on long-term debt, and dividend payments.

The Company reviewed its goodwill, intangible assets, and long-lived assets for potential impairment indicators as of March 31, 2020, and except for the impairments associated with the product lines to be divested noted above, no indicators of impairment were identified. The Company also reviewed its trade accounts receivables for potential collection issues and did not identify any concerns. The Company will continue to monitor cash collections and review trade receivable aging to identify any deterioration in quality.

The Company estimates that the incremental expenses related to its COVID-19 response will be less than $3 million at the currently projected run-rate. All of the Company’s manufacturing plants continue in operation and have generally been designated as part of the critical infrastructure in the countries in which they operate.

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. While the sales and exit activities are still anticipated to be completed as of the date of this filing, travel and transportation restrictions have slowed down various activities related to the divestitures.

The Company continues to believe its internal controls over financial reporting and its disclosure controls and procedures are effective to ensure their design and operation continue to be effective as some employees perform tasks from alternative work locations. Internal audit continues to perform their planned audit procedures remotely from alternative work locations. See Item 4, Controls and Procedures, for further information.

Index

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted EPS, which exclude the results of the product lines to be divested and the divestiture and other related costs, and (2) percentage changes in revenue, operating income, and diluted EPS on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of product lines to be divested, and the divestiture and other related costs.

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

	Three Months Ended March 31,
(In thousands except per share amounts)	2020	2019	% Change
Revenue (GAAP)	$350,677	$347,513	0.9%
Revenue of the product lines to be divested	(36,585)	(39,021)
Adjusted revenue	$314,092	$308,492	1.8%

Operating Income (GAAP)	$34,561	$49,420	(30.1%)
Divestiture & other related costs – Cost of products sold	190	-
Divestiture & other related costs – Selling and administrative expenses	11,653	-
Operating income of the product lines to be divested	(1,385)	(32)
Adjusted operating income	$45,019	$49,388	(8.8%)

Net Earnings (GAAP)	$20,773	$32,807	(36.7%)
Divestiture & other related costs, before tax	11,843	-
Tax impact of divestiture & other related costs	(934)	-
Net earnings of the product lines to be divested, before tax	(1,385)	(32)
Tax impact of the product lines to be divested	297	11
Adjusted net earnings	$30,594	$32,786	(6.7%)

Diluted EPS (GAAP)	$0.49	$0.78	(37.2%)
Divestiture & other related costs, net of tax	0.26	-
Results of operations of the product lines to be divested, net of tax	(0.03)	-
Adjusted diluted EPS	$0.72	$0.78	(7.7%)

Index

The following table summarizes the percentage change for the results of the three months ended March 31, 2020, compared to the results for the three months ended March 31, 2019, in the respective financial measures.

	Three Months Ended March 31, 2020
Revenue	Total	Foreign Exchange Rates	Product Lines to be Divested	Adjusted Local Currency
Flavors & Fragrances	1.6%	(1.1%)	(0.9%)	3.6%
Color	(0.3%)	(2.2%)	(0.9%)	2.8%
Asia Pacific	6.8%	(1.7%)	0.0%	8.5%
Total Revenue	0.9%	(1.6%)	(0.6%)	3.1%

Operating Income
Flavors & Fragrances	(9.7%)	(0.9%)	5.7%	(14.5%)
Color	(1.8%)	(2.3%)	0.2%	0.3%
Asia Pacific	19.9%	0.7%	0.0%	19.2%
Corporate & Other	159.0%	0.0%	145.8%	13.2%
Total Operating Income	(30.1%)	(1.8%)	(21.1%)	(7.2%)
Diluted EPS	(37.2%)	(2.6%)	(29.5%)	(5.1%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company evaluates performance based on operating income before divestiture and other related costs, restructuring and other charges, interest expense, and income taxes (segment operating income). There were no restructuring and other charges incurred in either of the first three months of 2020 or 2019.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $186.5 million and $183.6 million for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately 2%. Foreign exchange rates decreased segment revenue by approximately 1%. The increase was a result of higher revenue in Natural Ingredients, partially offset by lower revenue in Flavors, Extracts & Flavor Ingredients. The higher revenue in Natural Ingredients was primarily due to higher volumes. The lower revenue in Flavors, Extracts & Flavor Ingredients was primarily due to lower volumes and the unfavorable impact of exchange rates.

Flavors & Fragrances segment operating income was $20.9 million and $23.1 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of approximately 10%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of the timing of inventory reductions and cost reductions relative to lower production volumes in Flavors, Extracts & Flavor Ingredients. Segment operating income as a percent of revenue was 11.2% in the current quarter compared to 12.6% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $143.5 million and $143.9 million for the three months ended March 31, 2020 and 2019, respectively. Foreign exchange rates decreased segment revenue by approximately 2%. Higher revenues in Food & Beverage Colors were offset by lower revenues in Personal Care and Inks. The higher revenue in Food & Beverage Colors was primarily a result of higher volumes, partially offset by the unfavorable impact of exchange rates. The lower revenue in Personal Care was primarily due to the unfavorable impact of exchange rates and lower revenue in Asia, while the lower revenue in Inks was primarily due to lower volumes.

Index

Segment operating income for the Color segment was $29.7 million and $30.2 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of approximately 2%. Foreign exchange rates decreased segment operating income by approximately 2%. The lower segment operating income was primarily a result of lower operating income in Personal Care, partially offset by higher operating income in Food & Beverage Colors. The lower segment operating income in Personal Care was primarily a result of lower volumes, due to COVID-19 and lower demand for makeup products. The higher segment operating income in Food & Beverage Colors was primarily a result of higher volumes and favorable product mix. Segment operating income as a percent of revenue was 20.7% in the current quarter and 21.0% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $30.4 million and $28.5 million for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately 7%. Foreign exchange rates decreased segment revenue by approximately 2%. The higher segment revenue was primarily due to higher volumes.

Segment operating income for the Asia Pacific segment was $5.1 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately 20%. Foreign exchange rates increased segment operating income by approximately 1%. The higher segment operating income was primarily due to higher sales volumes. Segment operating income as a percent of revenue was 16.6% in the current quarter and 14.8% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $21.0 million and $8.1 million for the three months ended March 31, 2020 and 2019, respectively. The higher operating expense for the three months ended March 31, 2020 was primarily due to the period including $11.8 million of divestiture and other related costs and higher non-cash share-based compensation. There were no divestiture and other related costs in the prior year comparable period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2020. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $36.9 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in net cash provided by operating activities was due to a $14.3 million decrease in cash used in working capital during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Cash Flows from Investing Activities
Net cash used in investing activities was $4.9 million and $8.6 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company received cash proceeds of $4.6 million related to the redemption of miscellaneous investments. Capital expenditures were $9.4 million and $8.3 million during the three months ended March 31, 2020 and 2019, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $18.2 million and $11.9 million for the three months ended March 31, 2020 and 2019, respectively. Net debt decreased by $1.4 million and increased by $4.1 million for the three months ended March 31, 2020 and 2019, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $16.5 million and $15.2 million were paid during the three months ended March 31, 2020 and 2019, respectively. Dividends paid were $0.39 per share and $0.36 cents per share for the first three months of 2020 and 2019, respectively.

Index

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended March 31, 2020. For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2020. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2020. For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President, and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President, and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting:  There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Agar v. Sensient Natural Ingredients LLC

On March 29, 2019, Calvin Agar (Agar), a former employee, filed a Class Action Complaint in Stanislaus County Superior Court against Sensient Natural Ingredients LLC (SNI). On May 22, 2019, Agar filed a First Amended Class Action Complaint against SNI (the Complaint). Agar alleges that SNI improperly reported overtime pay on employees’ wage statements, in violation of the California Labor Code. The Complaint alleges two causes of action, both of which concern the wage statements.

The Complaint does not allege that SNI failed to pay any overtime due to Agar or any of the putative class or group members. The Complaint merely challenges the manner in which SNI has reported overtime pay on its wage statements.

SNI maintains that it has accurately paid Agar and the putative class members for all overtime worked, and that they have not experienced any harm. SNI further maintains that the format of its wage statements does not violate the requirements of state law or any specific guidance from California decisional law, the California Division of Labor Standards Enforcement, or the California Labor Commissioner's Office. Finally, SNI contended that certain of the state law claims are subject to mandatory individual arbitration.

Index

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution.

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

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

The Coronavirus/COVID-19 could adversely affect our results and financial condition.

The Coronavirus, also known as COVID-19, is now adversely affecting most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation restrictions. These disruptions present numerous risks to our operations.

We may be unable to produce goods due to constraints in production caused by our factories being ordered to close; our inability to obtain raw materials due to supplier shutdowns, shortages, or transportation disruptions; or due to illnesses and quarantines affecting our workforce. Any of these events could adversely affect our ability to produce and sell our products, resulting in reduced revenue.

Around Chinese New Year, the Chinese government ordered us (along with other companies) to shut down our manufacturing facilities for approximately ten days, where we make food colors, cosmetic ingredients, flavors, and dehydrated garlic and onion for the Chinese and other Asian markets. Additionally, our facility in India, where we make food and personal care products, was shut down for several days after the Indian government ordered a nationwide lockdown (that facility subsequently began operating again several days later after it was designated as part of the critical infrastructure for India). These shutdowns did not have a material impact on our results for Asia Pacific, but additional shutdowns or other government actions could adversely affect our results.

While all of our manufacturing facilities currently remain open because they have been designated as part of the critical infrastructure of the countries in which they operate (food and/or chemical production), these designations could be changed or modified in the future, resulting in a partial or total shutdown of one or more of our facilities. Such shutdowns could adversely affect our results. Even if our facilities are allowed to remain open, an outbreak of illness among employees at any of our facilities could result in a temporary or prolonged closure. Additionally, changes in governmental policies could also affect our ability to operate our facilities.

Even if we can produce our products, we may not be able to ship them on time due to transportation disruptions. In addition, due to travel restrictions and customer shutdowns, we may not be able to continue sales efforts with some new and existing customers. Even where we can produce our products, offer our products for sale, and deliver them, our customers may not be able to fully operate their production facilities due to shutdowns or their inability to obtain other raw materials necessary to produce their products, which may result in less demand for our products. Customers may also face transportation disruptions for their products, which could reduce customers’ sales and, therefore, customers’ demand for our products. Such events could adversely affect our results.

Social disruptions such as widespread illness, quarantines, unemployment, and general anxiety could also reduce consumer demand for the products our customers make. This would result in less demand for our products. Such events could adversely affect our results. In addition, we may face heightened cybersecurity risks as a result of increased cybercriminal activity during a social disruption and due to a greater percentage of our workforce working remotely. While we take substantial steps (including in our remote work environment) to protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations through cybersecurity systems, monitoring, auditing, and training, these efforts may not always be successful.

Index

Overall, the COVID-19 pandemic and governmental and social responses have evolved rapidly in a short period of time and we expect that the situation will remain dynamic for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. Even as stay-home orders and quarantines are eventually lifted, it is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

We are exposed to risks associated with our divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions and could result in expenses and charges that are greater than we currently anticipate.

We have previously announced our intent to divest certain product lines. If those product lines are not sold in a timely manner, whether delayed by COVID-19 or otherwise, our profitability could be adversely impacted and management could be distracted from the core remaining businesses of the Company. We could also incur expenses with these divestitures and additional charges that are greater than we currently anticipate. Additionally, as part of our divestiture of certain fragrance product lines, we are moving our essential oils manufacturing capability to another Sensient facility. Any such move is inherently risky and could result in production delays and disruptions, which could in turn adversely impact our current and future ability to sell to customers. Divestitures also contain inherent risks that may impact our ability to fully realize the benefits of such divestiture, including possible delays in closing and potential post-closing claims for indemnification.   If any of these risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

Additionally, in connection with the divestiture of our fragrances product line, a potential buyer notified us that environmental sampling conducted at our Granada, Spain, location identified the presence of contaminants in soil and groundwater in certain areas of the property. Due to the impacts of COVID-19 in Spain, we have not been able to conduct a quantitative assessment of the issues identified in the environmental sampling. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance, defense, and remediation; interference with our operations or the ability to obtain required permits; civil, criminal, and administrative penalties; and negative publicity. The amount and timing of potential environmental remediation costs and complying with environmental laws associated with our Granada, Spain, location are difficult to predict as a result of the current circumstances and may be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2020, 774,974 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during the three months ended March 31, 2020. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2020, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K filed March 27, 2020 (Commission File No. 1-7626)

10.1	Executive Employment Contract, dated as of February 13, 2020, by and between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K filed February 14, 2020 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 4, 2020	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	May 4, 2020	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer