Form 10-Q
period 2020-06-30
SENSIENT TECHNOLOGIES CORP
filed 2020-08-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, par value $0.10 per share	42,357,149

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$323,090	$339,186	$673,767	$686,699

Cost of products sold	220,876	227,418	459,660	459,706

Selling and administrative expenses	60,089	64,400	137,421	130,205

Operating income	42,125	47,368	76,686	96,788

Interest expense	3,608	5,200	7,915	10,602

Earnings before income taxes	38,517	42,168	68,771	86,186

Income taxes	7,897	7,837	17,378	19,048

Net earnings	$30,620	$34,331	$51,393	$67,138

Weighted average number of common shares outstanding:
Basic	42,305	42,270	42,294	42,255
Diluted	42,322	42,300	42,315	42,287

Earnings per common share:
Basic	$0.72	$0.81	$1.22	$1.59
Diluted	$0.72	$0.81	$1.21	$1.59

Dividends declared per common share	$0.39	$0.36	$0.78	$0.72

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Comprehensive income	$33,257	$37,059	$9,677	$69,150

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS	June 30, 2020 (Unaudited)	December 31, 2019

CURRENT ASSETS:
Cash and cash equivalents	$20,876	$21,153
Trade accounts receivable, net	229,635	213,201
Inventories	388,647	422,517
Prepaid expenses and other current assets	40,525	40,049
Assets held for sale	58,633	91,293

TOTAL CURRENT ASSETS	738,316	788,213

OTHER ASSETS	82,778	80,939
DEFERRED TAX ASSETS	13,766	14,976
INTANGIBLE ASSETS, NET	11,097	11,802
GOODWILL	404,014	407,042

PROPERTY, PLANT, AND EQUIPMENT:
Land	30,469	31,431
Buildings	302,256	298,733
Machinery and equipment	665,446	652,063
Construction in progress	27,591	24,613
	1,025,762	1,006,840
Less accumulated depreciation	(602,468)	(569,661)
	423,294	437,179

TOTAL ASSETS	$1,673,265	$1,740,151

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$97,296	$94,653
Accrued salaries, wages, and withholdings from employees	24,808	18,655
Other accrued expenses	42,984	41,429
Income taxes	10,302	6,841
Short-term borrowings	18,304	20,612
Liabilities held for sale	19,543	19,185

TOTAL CURRENT LIABILITIES	213,237	201,375

DEFERRED TAX LIABILITIES	14,535	15,053
OTHER LIABILITIES	21,074	17,813
ACCRUED EMPLOYEE AND RETIREE BENEFITS	26,023	25,822
LONG-TERM DEBT	537,680	598,499

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	99,962	98,425
Earnings reinvested in the business	1,553,622	1,536,100
Treasury stock, at cost	(593,540)	(595,324)
Accumulated other comprehensive loss	(204,724)	(163,008)

TOTAL SHAREHOLDERS’ EQUITY	860,716	881,589

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,673,265	$1,740,151

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net earnings	$51,393	$67,138
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	24,522	27,741
Share-based compensation	2,662	(1,155)
Net loss (gain) on assets	50	(75)
Loss on divestitures	6,634	-
Deferred income taxes	1,075	(909)
Changes in operating assets and liabilities:
Trade accounts receivable	(20,494)	(17,131)
Inventories	24,816	29,201
Prepaid expenses and other assets	(3,975)	(3,395)
Accounts payable and other accrued expenses	9,961	(21,401)
Accrued salaries, wages and withholdings from employees	6,483	(2,598)
Income taxes	3,899	(2,631)
Other liabilities	588	1,428

Net cash provided by operating activities	107,614	76,213

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(21,417)	(16,606)
Proceeds from sale of assets	6	91
Proceeds from divesture of businesses	11,255	-
Other investing activities	4,395	(454)

Net cash used in investing activities	(5,761)	(16,969)

Cash flows from financing activities:
Proceeds from additional borrowings	38,670	25,003
Debt payments	(98,849)	(55,182)
Dividends paid	(33,018)	(30,453)
Other financing activities	(414)	(1,028)

Net cash used in financing activities	(93,611)	(61,660)

Effect of exchange rate changes on cash and cash equivalents	(8,519)	397

Net decrease in cash and cash equivalents	(277)	(2,019)
Cash and cash equivalents at beginning of period	21,153	31,901

Cash and cash equivalents at end of period	$20,876	$29,882

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive
Six Months Ended June 30, 2019	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Income (Loss)	Total Equity
Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)	$859,947
Net earnings	-	-	67,138	-	-	-	67,138
Other comprehensive income	-	-	-	-	-	2,012	2,012
Cash dividends paid - $0.72 per share	-	-	(30,453)	-	-	-	(30,453)
Share-based compensation	-	(1,155)	-	-	-	-	(1,155)
Non-vested stock issued upon vesting	-	(2,331)	-	(45,741)	2,331	-	-
Benefit plans	-	72	-	(18,597)	948	-	1,020
Other	-	(212)	-	15,991	(815)	-	(1,027)
Balances at June 30, 2019	$5,396	$98,037	$1,552,928	11,682,876	$(595,336)	$(163,543)	$897,482

Three Months Ended June 30, 2019
Balances at March 31, 2019	$5,396	$100,485	$1,533,832	11,690,379	$(595,718)	$(166,271)	$877,724
Net earnings	-	-	34,331	-	-	-	34,331
Other comprehensive income	-	-	-	-	-	2,728	2,728
Cash dividends paid - $0.36 per share	-	-	(15,235)	-	-	-	(15,235)
Share-based compensation	-	(1,842)	-	-	-	-	(1,842)
Non-vested stock issued upon vesting	-	(547)	-	(10,725)	547	-	-
Other	-	(59)	-	3,222	(165)	-	(224)
Balances at June 30, 2019	$5,396	$98,037	$1,552,928	11,682,876	$(595,336)	$(163,543)	$897,482

Six Months Ended June 30, 2020
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)	$881,589
Net earnings	-	-	51,393	-	-	-	51,393
Other comprehensive loss	-	-	-	-	-	(41,716)	(41,716)
Cash dividends paid - $0.78 per share	-	-	(33,018)	-	-	-	(33,018)
Share-based compensation	-	2,662	-	-	-	-	2,662
Non-vested stock issued upon vesting	-	(1,352)	-	(26,515)	1,352	-	-
Benefit plans	-	241	-	(16,344)	833	-	1,074
Adoption of ASU 2016-13	-	-	(853)	-	-	-	(853)
Other	-	(14)	-	7,850	(401)	-	(415)
Balances at June 30, 2020	$5,396	$99,962	$1,553,622	11,647,627	$(593,540)	$(204,724)	$860,716

Three Months Ended June 30, 2020
Balances at March 31, 2020	$5,396	$99,080	$1,539,520	11,656,206	$(593,977)	$(207,361)	$842,658
Net earnings	-	-	30,620	-	-	-	30,620
Other comprehensive income	-	-	-	-	-	2,637	2,637
Cash dividends paid - $0.39 per share	-	-	(16,518)	-	-	-	(16,518)
Share-based compensation	-	1,485	-	-	-	-	1,485
Non-vested stock issued upon vesting	-	(628)	-	(12,315)	628	-	-
Other	-	25	-	3,736	(191)	-	(166)
Balances at June 30, 2020	$5,396	$99,962	$1,553,622	11,647,627	$(593,540)	$(204,724)	$860,716

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2020; the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2020 and 2019; and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Index
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other inter-bank offered rates to alternative rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2019, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change, except as discussed above.

2.	Divestitures

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In the fourth quarter of 2019, the Board of Directors approved the sale of the inks product line, which is within the Color segment, and the fragrances product line (excluding its essential oils product line), which is within the Flavors & Fragrances segment. The Company signed memorandums of understanding with potential buyers during the fourth quarter of 2019 for these product lines.

In April 2020, the Board of Directors approved the sale of, and the Company signed a memorandum of understanding with a potential buyer for, the yogurt fruit preparations product line, which is within the Flavors & Fragrances segment. In June 2020, the Company entered into a definitive agreement to sell certain assets related to this product line.

The divesting and exit of these products lines does not meet the criteria to be presented as a discontinued operation on the Consolidated Condensed Statements of Earnings.

On June 30, 2020, the Company completed the sale of its inks product line. The Company estimates it will realize an enterprise value of approximately $14.5 million. At closing, the Company received $10.3 million of net cash, subject to post-closing working capital and net debt adjustments, and estimates it will realize additional value for the sale of certain assets post-closing and the collection of retained accounts receivables. As a result of the completion of the sale, the Company recorded a non-cash net gain of $8.2 million related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Condensed Statements of Earnings. During the six months ended June 30, 2020, the Company had recorded a non-cash impairment charge of $9.4 million as the estimated fair value less costs to sell of the inks product line was lower than its carrying value. The charge adjusted the carrying value of certain long-lived assets, primarily property, plant, and equipment, and allocated goodwill, to their estimated fair value. There were no additional impairment charges during the three months ended June 30, 2020.

Index
The assets and liabilities related to the inks, fragrances, and yogurt fruit preparations product lines are recorded in Assets held for sale and Liabilities held for sale as of June 30, 2020, and December 31, 2019, as follows:

(in thousands)	June 30, 2020	December 31, 2019
Assets held for sale:
Trade accounts receivable, net	$23,291	$31,653
Inventories	23,171	34,612
Prepaid expenses and other current assets	4,540	5,528
Property, plant, and equipment, net	5,811	14,496
Intangible assets, net	1,820	5,004
Assets held for sale	$58,633	$91,293

Liabilities held for sale:
Trade accounts payable	$14,723	$12,318
Accrued salaries, wages and withholdings from employees	1,405	1,677
Other accrued expenses	3,415	5,190
Liabilities held for sale	$19,543	$19,185

During the year ended December 31, 2019, the Company estimated that the fair value of the fragrances product line less costs to sell was lower than its carrying value resulting in a non-cash impairment charge of $18.2 million. As of March 31, 2020, the Company revised its estimate of the fair value of the fragrances product line based on indicative bids resulting in an additional non-cash impairment charge of $0.3 million recorded in Selling and Administrative Expenses during the three months ended March 31, 2020. The charges adjusted the carrying value of certain long-lived assets, primarily property, plant, and equipment, and allocated goodwill, to their estimated fair value. The Company did not change the estimated fair value of the fragrances product line during the three months ended June 30, 2020. This estimate will be finalized and adjusted as necessary upon the closing of the sale or as estimates change. In addition, the Company currently estimates a non-cash charge of $10 million to $12 million upon closing related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Condensed Statement of Earnings.

In March 2020, the Company was notified by a potential buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company during the three months ended June 30, 2020, the Company has recorded $0.8 million related to these obligations in Selling and Administrative Expenses during the period.

As a result of the definitive agreement entered into in June 2020 to sell certain assets related to the yogurt fruit preparations product line, the Company reviewed its long-lived assets for impairment and determined that the carrying amount of certain asset groups were not fully recoverable. As such, the Company recorded a non-cash impairment charge of $2.4 million in Selling and Administrative Expenses related to the long-lived assets in order to reduce their carrying value to their estimated fair value. In addition, the Company recorded a non-cash charge of $1.7 million in Cost of Products Sold related to the yogurt fruit preparations divestiture. The non-cash charge reduced the carrying value of certain inventories as of June 30, 2020, as they were determined to be excess based on changes in assumptions resulting from the finalization of the definitive agreement.

The Company also incurred $1.8 million and $3.7 million of other divestiture and other related costs, primarily severance and legal expenses, during the three and six month periods ended June 30, 2020, respectively, which are recorded in Selling and Administrative Expenses. Also during the six month period ended June 30, 2020, the Company recorded additional non-cash charges of $0.2 million in Cost of Products Sold related to the value of certain inventories. There were no additional non-cash charges recorded in Cost of Products Sold for the three months ended June 30, 2020.

Index
The Company expects total cash costs in 2019 and 2020 associated with the divestitures of all three product lines to be between $6 million and $9 million, primarily related to severance and other exit activities.

3.	Trade Accounts Receivable

Trade accounts receivables are recorded at their face amount, less an allowance for expected losses on doubtful accounts. The allowance for doubtful accounts is calculated based on customer-specific analysis and an aging methodology using historical loss information. The Company believes historical loss information is a reasonable basis for expected credit losses as the Company’s historical credit loss experience correlates with its customer delinquency status. This information is also adjusted for any known current economic conditions, including the current and expected impact of COVID-19. Currently, the COVID-19 pandemic has not had and is not anticipated to have a material impact on trade accounts receivable. Forecasted economic conditions have not had a significant impact on the current credit loss estimate due to the short-term nature of the Company’s customer receivables, however, the Company will continue to monitor and evaluate the rapidly changing economic conditions. Additionally, as the Company only has one portfolio segment, there are not different risks between portfolios. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

The following table summarizes the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2020:

(In thousands) Three Months Ended June 30, 2020	Allowance for Doubtful Accounts
Balance at March 31, 2020	$7,027
Provision for expected credit losses	116
Accounts written off	(291)
Divestiture	(2,174)
Translation and other activity	212
Balance at June 30, 2020	$4,890

(In thousands) Six Months Ended June 30, 2020	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	356
Accounts written off	(627)
Divestiture	(2,174)
Translation and other activity	(431)
Balance at June 30, 2020	$4,890

      See Note 2, Divestitures, for further information regarding the divestiture included in the above tables.

4.	Inventories

At June 30, 2020, and December 31, 2019, inventories included finished and in-process products totaling $279.9 million and $313.1 million, respectively, and raw materials and supplies of $108.7 million and $109.4 million, respectively.

5.	Debt

Subsequent to June 30, 2020, the Company reported a technical default to its lenders after it became aware that a liquidation proceeding had been instituted on April 8, 2020, against a non-operating subsidiary of the Company (a shelf company in the Czech Republic) for failure to file tax returns or other required corporate documents. As a result of this proceeding, the Company was in technical default of its Second Amended and Restated Credit Agreement (Credit Agreement) and each of its private placement notes, all of which required the Company to maintain in good standing all subsidiaries, including non-operating subsidiaries regardless of materiality.  On July 28, 2020, the Company, Wells Fargo Bank N.A., as Administrative Agent,  and the lenders entered into a Limited Waiver and Second Amendment to Second Amended and Restated Credit Agreement whereby (i) the outstanding event of default was waived and (ii) the Credit Agreement was further amended to add a new definition of “Material Subsidiary” to be applied to events of default by subsidiaries in similar circumstances.  Also on July 28, 2020, each of the noteholders of the private placement notes waived the event of default.

Index

6.	Fair Value

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of June 30, 2020, and December 31, 2019, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $1.5 million and $0.1 million as of June 30, 2020, and December 31, 2019, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2020, was $537.7 million. The fair value of the long-term debt at June 30, 2020, was $558.9 million.

As of June 30, 2020, the estimated fair value of the fragrances (excluding its essential oils product line) and yogurt fruit preparations product lines was $43 million. The fair value of these product lines was determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy. See Note 2, Divestitures, for further information.

7.	Segment Information

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2020:
Revenue from external customers	$178,430	$116,879	$27,781	$-	$323,090
Intersegment revenue	5,181	4,417	92	-	9,690
Total revenue	$183,611	$121,296	$27,873	$-	$332,780

Operating income (loss)	$22,752	$22,263	$4,849	$(7,739)	$42,125
Interest expense	-	-	-	3,608	3,608
Earnings (loss) before income taxes	$22,752	$22,263	$4,849	$(11,347)	$38,517

Three months ended June 30, 2019:
Revenue from external customers	$174,534	$135,650	$29,002	$-	$339,186
Intersegment revenue	5,600	3,262	-	-	8,862
Total revenue	$180,134	$138,912	$29,002	$-	$348,048

Operating income (loss)	$20,050	$27,877	$4,201	$(4,760)	$47,368
Interest expense	-	-	-	5,200	5,200
Earnings (loss) before income taxes	$20,050	$27,877	$4,201	$(9,960)	$42,168

Index
(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2020:
Revenue from external customers	$359,617	$256,072	$58,078	$-	$673,767
Intersegment revenue	10,492	8,719	244	-	19,455
Total revenue	$370,109	$264,791	$58,322	$-	$693,222

Operating income (loss)	$43,623	$51,927	$9,908	$(28,772)	$76,686
Interest expense	-	-	-	7,915	7,915
Earnings (loss) before income taxes	$43,623	$51,927	$9,908	$(36,687)	$68,771

Six months ended June 30, 2019:
Revenue from external customers	$353,278	$275,900	$57,521	$-	$686,699
Intersegment revenue	10,409	6,891	-	-	17,300
Total revenue	$363,687	$282,791	$57,521	$-	$703,999

Operating income (loss)	$43,175	$58,076	$8,419	$(12,882)	$96,788
Interest expense	-	-	-	10,602	10,602
Earnings (loss) before income taxes	$43,175	$58,076	$8,419	$(23,484)	$86,186

The Company evaluates performance based on operating income before divestiture and other related costs, restructuring and other charges, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Condensed Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation. The 2020 divestiture and other related costs, which pertain to the divestiture of the Company’s inks product line, and the anticipated divestitures of the Company’s fragrances (excluding its essential oils product line) and yogurt fruit preparations product lines, are reported in Corporate & Other. There were no divestiture and other related costs or restructuring and other costs in the first six months of 2019.

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

The results for 2019 have been restated to reflect these changes.

Index
Product Lines

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended June 30, 2020:
Flavors, Extracts & Flavor Ingredients	$101,642	$-	$-	$101,642
Natural Ingredients	57,227	-	-	57,227
Fragrances	21,077	-	-	21,077
Yogurt Fruit Preparations	3,665	-	-	3,665
Food & Beverage Colors	-	86,825	-	86,825
Personal Care	-	31,095	-	31,095
Inks	-	3,376	-	3,376
Asia Pacific	-	-	27,873	27,873
Intersegment Revenue	(5,181)	(4,417)	(92)	(9,690)
Total revenue from external customers	$178,430	$116,879	$27,781	$323,090

Three months ended June 30, 2019:
Flavors, Extracts & Flavor Ingredients	$100,415	$-	$-	$100,415
Natural Ingredients	52,425	-	-	52,425
Fragrances	21,166	-	-	21,166
Yogurt Fruit Preparations	6,128	-	-	6,128
Food & Beverage Colors	-	88,596	-	88,596
Personal Care	-	41,398	-	41,398
Inks	-	8,918	-	8,918
Asia Pacific	-	-	29,002	29,002
Intersegment Revenue	(5,600)	(3,262)	-	(8,862)
Total revenue from external customers	$174,534	$135,650	$29,002	$339,186

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Six months ended June 30, 2020:
Flavors, Extracts & Flavor Ingredients	$203,095	$-	$-	$203,095
Natural Ingredients	114,827	-	-	114,827
Fragrances	43,361	-	-	43,361
Yogurt Fruit Preparations	8,826	-	-	8,826
Food & Beverage Colors	-	177,618	-	177,618
Personal Care	-	74,838	-	74,838
Inks	-	12,335	-	12,335
Asia Pacific	-	-	58,322	58,322
Intersegment Revenue	(10,492)	(8,719)	(244)	(19,455)
Total revenue from external customers	$359,617	$256,072	$58,078	$673,767

Six months ended June 30, 2019:
Flavors, Extracts & Flavor Ingredients	$203,943	$-	$-	$203,943
Natural Ingredients	103,644	-	-	103,644
Fragrances	44,433	-	-	44,433
Yogurt Fruit Preparations	11,667	-	-	11,667
Food & Beverage Colors	-	177,444	-	177,444
Personal Care	-	86,319	-	86,319
Inks	-	19,028	-	19,028
Asia Pacific	-	-	57,521	57,521
Intersegment Revenue	(10,409)	(6,891)	-	(17,300)
Total revenue from external customers	$353,278	$275,900	$57,521	$686,699

Index
Geographic Markets

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Three months ended June 30, 2020:
North America	$120,827	$61,370	$-	$182,197
Europe	39,272	25,250	45	64,567
Asia Pacific	8,103	16,195	27,135	51,433
Other	10,228	14,064	601	24,893
Total revenue from external customers	$178,430	$116,879	$27,781	$323,090

Three months ended June 30, 2019:
North America	$113,115	$65,301	$37	$178,453
Europe	41,323	38,682	107	80,112
Asia Pacific	9,430	15,112	28,722	53,264
Other	10,666	16,555	136	27,357
Total revenue from external customers	$174,534	$135,650	$29,002	$339,186

(In thousands)	Flavors & Fragrances	Color	Asia Pacific	Consolidated
Six months ended June 30, 2020:
North America	$237,528	$127,635	$-	$365,163
Europe	83,149	63,988	67	147,204
Asia Pacific	17,458	32,170	56,257	105,885
Other	21,482	32,279	1,754	55,515
Total revenue from external customers	$359,617	$256,072	$58,078	$673,767

Six months ended June 30, 2019:
North America	$225,862	$131,308	$62	$357,232
Europe	89,324	80,817	148	170,289
Asia Pacific	17,039	31,537	56,988	105,564
Other	21,053	32,238	323	53,614
Total revenue from external customers	$353,278	$275,900	$57,521	$686,699

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Service cost	$396	$359	$796	$718
Interest cost	251	319	507	639
Expected return on plan assets	(204)	(229)	(413)	(460)
Recognized actuarial loss (gain)	15	(39)	31	(78)
Total defined benefit expense	$458	$410	$921	$819

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $36.2 million and $59.9 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2020, and December 31, 2019, respectively. For the three and six months ended June 30, 2020, losses of $0.7 million and $1.2 million, respectively, were reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the three and six months ended June 30, 2019, the amounts reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2020, the total value of the Company’s net investment hedges was $303.6 million. These net investment hedges included Euro and British Pound denominated long-term debt. As of December 31, 2019, the total value of the Company’s net investment hedges was $363.4 million. These net investment hedges included Euro, Swiss Franc, and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three and six months ended June 30, 2020, the impact of foreign exchange rates on these debt instruments increased debt by $5.1 million and decreased debt by $3.3 million, respectively, which has been recorded as foreign currency translation in OCI. For the three and six months ended June 30, 2020, losses of $11.1 million were reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period associated with the termination of the net investment hedge related to the Swiss Franc debt that was terminated in connection with the sale of the inks product line. See Note 2, Divestitures, for additional information. There were no amounts reclassified into net earnings for the three and six months ended June 30, 2019.

10.	Income Taxes

The effective income tax rates for the three months ended June 30, 2020 and 2019, were 20.5% and 18.6%, respectively. For the six months ended June 30, 2020 and 2019, the effective income tax rates were 25.3% and 22.1%, respectively. The effective tax rates for the three and six months ended June 30, 2020 and 2019 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, audit settlements, a change in valuation allowances, and the mix of foreign earnings.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and has determined the CARES Act does not materially impact the Company’s income tax expense or projections. During the three months ended June 30, 2020, the Company deferred certain income and payroll tax payments of $6.1 million as permitted by the CARES Act.

Index
11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2020 and 2019:

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive loss before reclassifications	(1,884)	-	(32,802)	(34,686)
Amounts reclassified from OCI	1,171	16	(8,217)	(7,030)
Balances at June 30, 2020	$(912)	$(656)	$(203,156)	$(204,724)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at March 31, 2020	$(1,635)	$(664)	$(205,062)	$(207,361)
Other comprehensive (loss) income before reclassifications	(19)	-	10,123	10,104
Amounts reclassified from OCI	742	8	(8,217)	(7,467)
Balances at June 30, 2020	$(912)	$(656)	$(203,156)	$(204,724)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income before reclassifications	66	-	2,291	2,357
Amounts reclassified from OCI	(271)	(74)	-	(345)
Balances at June 30, 2019	$(58)	$475	$(163,960)	$(163,543)

(In thousands)	Cash Flow Hedges (a)	Pension Items (a)	Foreign Currency Items	Total
Balances at March 31, 2019	$632	$512	$(167,415)	$(166,271)
Other comprehensive (loss) income before reclassifications	(531)	-	3,455	2,924
Amounts reclassified from OCI	(159)	(37)	-	(196)
Balances at June 30, 2019	$(58)	$475	$(163,960)	$(163,543)

(a)	Cash Flow Hedges and Pension Items are net of tax.

12.	Commitments and Contingencies

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

Index
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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Demurrer is fully briefed and pending decision. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution.

Kelley v. Sensient Natural Ingredients LLC; Bryan v. Sensient Natural Ingredients LLC

On March 4, 2020, Monique Kelley filed a Class Action Complaint against SNI in Merced County Superior Court in California. Ms. Kelley worked at SNI for less than a week in 2017 through a temporary staffing company. Ms. Kelley has brought suit for purported violations of the California Labor Code and the California Business and Professions Code on her own behalf, and on behalf of all current and former California-based hourly-paid or non-exempt employees of SNI. Ms. Kelley specifically asserts claims for unpaid overtime wages, unpaid minimum wages, unpaid meal and rest break premiums, failure to timely pay final wages upon termination, non-compliant wage statements, and unreimbursed business expenses. SNI filed a Demurrer on May 21, 2020, seeking dismissal of the Complaint in its entirety on the grounds that it contains only boilerplate allegations that fail to state facts sufficient to constitute a cause of action, and it is otherwise uncertain, ambiguous, and unintelligible. SNI further seeks dismissal of one cause of action based upon the statute of limitations. SNI simultaneously filed a Motion to Strike certain allegations in the Complaint as improperly pled. The Demurrer and Motion to Strike are fully briefed and pending decision.

On June 15, 2020, the same law firm representing Ms. Kelley also filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to the California Private Attorneys General Act of 2004 (PAGA). This notice was served on behalf of Julie Bryan, who worked at SNI through a temporary staffing agency in early 2020. The notice states the intent to pursue relief on behalf of Ms. Bryan as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies or labor contractors. The notice alleges that SNI failed to properly pay Ms. Bryan and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. SNI intends to vigorously defend its interests in both of these matters, absent a reasonable resolution.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain location.

13.	Subsequent Events

On July 16, 2020, the Company announced its quarterly dividend of 39 cents per share would be payable on September 1, 2020.

See Note 5, Debt, for information on a technical default reported to lenders subsequent to June 30, 2020.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2020, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers and suppliers, the availability and cost of raw materials and other supplies, the availability of logistics and transportation, governmental regulations and restrictions, and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts and acquisition and divestiture activities; the success of the Company’s efforts to explore strategic alternatives for certain non-core product lines; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated below under Part II, Item 1A; and the matters discussed below under Item 2 including the critical accounting policies referenced therein. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $323.1 million and $339.2 million for the three months ended June 30, 2020 and 2019, respectively. Revenue was $673.8 million and $686.7 million for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, the impact of foreign exchange rates decreased consolidated revenue by approximately 3% and 2%, respectively.

Gross Margin
The Company’s gross margin was 31.6% and 33.0% for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross margin was primarily a result of lower Color segment volumes and the impact of a $1.7 million inventory adjustment related to the divesting of the yogurt fruit preparations product line. See Divestitures below for further information on the inventory adjustment.

Gross margin was 31.8% and 33.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross margin was primarily a result of lower Color segment volumes, higher raw material costs primarily in natural ingredients and the impact of the divestiture and other related costs.

Selling and Administrative Expense
Selling and administrative expense as a percent of revenue was 18.6% and 19.0% for the three months ended June 30, 2020 and 2019, respectively. Selling and administrative expense as a percent of revenue was 20.4% and 19.0% for the six months ended June 30, 2020 and 2019, respectively.

Selling and administrative expenses included divestiture and other related income of $3.3 million and divestiture and other related expense of $8.4 million for the three and six months ended June 30, 2020, respectively. The changes in selling and administrative expense as a percent of revenue is primarily due to the divestiture and other related costs recorded in 2020 and an increase in performance-based compensation. The divestiture and other related activity decreased selling and administrative expense as a percent of revenue by 100 basis points for the three months ended June 30, 2020, and the divestiture and other related costs increased selling and administrative expense as a percent of revenue by 120 basis points for the six months ended June 30, 2020.

Index

Operating Income
Operating income was $42.1 million and $47.4 million for the three months ended June 30, 2020 and 2019, respectively. Operating margins were 13.0% and 14.0% for the three months ended June 30, 2020 and 2019, respectively. The decrease in operating margins is primarily due to the lower volumes in the Color segment and higher performance-based compensation, partially offset by the divestiture and other related income recorded in 2020, which increased operating margins by 40 basis points for the three months ended June 30, 2020. The divestiture and other related income was primarily a result of the non-cash net gain of $8.2 million recorded in connection with the completion of the inks sale, partially offset by other divestiture and related costs.

Operating income was $76.7 million and $96.8 million for the six months ended June 30, 2020 and 2019, respectively. Operating margins were 11.4% and 14.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease in operating margins is primarily due to the lower volumes in the Color segment, higher raw material costs, higher performance-based compensation, and the divestiture and other related costs incurred in 2020. The divestiture and other related costs decreased operating margins by 150 basis points for the six months ended June 30, 2020.

Interest Expense
Interest expense was $3.6 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively, and $7.9 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in expense was due to the decrease in the average debt outstanding and lower average interest rates.

Income Taxes
The effective income tax rates for the three months ended June 30, 2020 and 2019, were 20.5% and 18.6%, respectively. For the six months ended June 30, 2020 and 2019, the effective income tax rates were 25.3% and 22.1%, respectively. The effective tax rates for the three and six months ended June 30, 2020 and 2019 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, audit settlements, a change in valuation allowances, and the mix of foreign earnings.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and has determined the CARES Act does not materially impact the Company’s income tax expense or projections. During the three months ended June 30, 2020, the Company deferred certain income and payroll tax payments of $6.1 million as permitted by the CARES Act.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. The Board of Directors approved the sale of the inks product line, which is within the Color segment, and the sale of the fragrances and yogurt fruit preparations product lines, which are within the Flavors & Fragrances segment.

On June 30, 2020, the Company completed the sale of its inks product line. The Company estimates it will realize an enterprise value of approximately $14.5 million. At closing, the Company received $10.3 million of net cash, subject to post-closing working capital and net debt adjustments, and estimates it will realize additional value for the sale of certain assets post-closing and the collection of retained accounts receivables. The Company recorded a non-cash net gain of $8.2 million related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Condensed Statements of Earnings.

Index

In the three and six months ended June 30, 2020, the Company recorded non-cash impairment charges of $2.4 million and $12.1 million, respectively, primarily related to property, plant, and equipment, intangibles and allocated goodwill, in Selling and Administrative Expenses related to the disposal group as described in Note 2, Divestitures, to the Consolidated Condensed Financial Statements included in this report. The charge reduced the carrying value of certain long-lived assets to their estimated fair value. An estimate of the fair value of these product lines less cost to sell was determined to be lower than its carrying value. These estimates will be finalized and adjusted as necessary upon the closing of the sales or as assumptions change. In addition, in the three and six months ended June 30, 2020, the Company recorded non-cash charges of $1.7 million and $1.9 million, respectively, related to inventory, in Cost of Products Sold.

In the three and six months ended June 30, 2020, the Company also incurred $2.6 million and $4.5 million, respectively, of additional costs, primarily for severance, environmental, and legal expenses, related to the divestitures and other related activities.

See Note 2, Divestitures, to the Consolidated Condensed Financial Statements included in this report for additional detail and estimated additional charges and expenses associated with these divestitures.

COVID-19
COVID-19 continues to affect most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation restrictions. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing.

For the three and six months ended June 30, 2020, demand for the Company’s products remained strong, especially in product lines that serve the food, beverage, and pharmaceutical markets. There has been softer demand in other product lines the Company serves, particularly in the cosmetics product line and some product lines that supply the quick service restaurant segment due to widespread restaurant shutdowns and quarantine orders. While COVID-19 appears to have initially contributed to demand for food-related products and dampened demand for personal care related products, it is difficult to quantify the continuing and future impact of COVID-19 on demand for the Company’s products. The Company continues to believe that it will achieve its projected earnings guidance despite the headwinds created by COVID-19.

During the first quarter of 2020, the Company had a production facility in China and a production facility in India that were required to temporarily suspend operations. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. The Company also continues to monitor supply chains and has increased inventory in certain key raw materials, although the Company did not experience any significant supply disruptions during the three or six months ended June 30, 2020.

As of June 30, 2020, the Company continues to be in compliance with its financial loan covenants and does not anticipate any non-compliance in the future. COVID-19 has not adversely impacted the Company’s capital or financial resources. Furthermore, the Company expects its forecasted cash flows from operations and its available debt capacity will be able to meet future cash requirements for operations, capital expenditures, contractual maturities on long-term debt, and dividend payments.

The Company reviewed its goodwill, intangible assets, and long-lived assets for potential impairment indicators as of June 30, 2020, and except for the impairments associated with the product lines divested or to be divested noted above, no indicators of impairment were identified. The Company also reviewed its trade accounts receivables for potential collection issues and did not identify any significant concerns. The Company will continue to monitor cash collections and review trade receivable aging to identify any deterioration in quality.

For the six months ended June 30, 2020, the Company estimates that the incremental expenses related to its COVID-19 response are less than $2 million. These incremental expenses are in addition to any profit impact related to lower sales in certain product lines where consumer demand has been negatively impacted by COVID-19. All of the Company’s manufacturing plants are currently in operation and have been designated as part of the critical infrastructure in the countries in which they operate.

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In June 2020, the Company completed the sale of its inks product line. While the sales and exit activities of the fragrances and yogurt fruit preparations product lines are still anticipated to be completed, travel and transportation restrictions have slowed down various activities related to the divestitures.

Index

The Company continues to believe its internal controls over financial reporting and its disclosure controls and procedures are effective to ensure their design and operation continue to be effective as some employees perform tasks from alternative work locations. Internal audit continues to perform their audit procedures as planned, remotely in many cases.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the product lines divested or to be divested and the divestiture and other related costs or income, and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of product lines divested or to be divested, and the divestiture and other related costs or income.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	% Change	2020	2019	% Change
Revenue (GAAP)	$323,090	$339,186	(4.7%)	$673,767	$686,699	(1.9%)
Revenue of the product lines divested or to be divested	(28,217)	(36,356)		(64,802)	(75,377)
Adjusted revenue	$294,873	$302,830	(2.6%)	$608,965	$611,322	(0.4%)

Operating Income (GAAP)	$42,125	$47,368	(11.1%)	$76,686	$96,788	(20.8%)
Divestiture & other related costs – Cost of products sold	1,749	-		1,939	-
Divestiture & other related costs (income) – Selling and administrative expenses	(3,276)	-		8,377	-
Operating income of the product lines divested or to be divested	(331)	(345)		(1,716)	(377)
Adjusted operating income	$40,267	$47,023	(14.4%)	$85,286	$96,411	(11.5%)

Net Earnings (GAAP)	$30,620	$34,331	(10.8%)	$51,393	$67,138	(23.5%)
Divestiture & other related costs (income), before tax	(1,527)	-		10,316	-
Tax impact of divestiture & other related costs	509	-		(425)	-
Net earnings of the product lines divested or to be divested, before tax	(331)	(345)		(1,716)	(377)
Tax impact of the product lines divested or to be divested	203	105		500	116
Adjusted net earnings	$29,474	$34,091	(13.5%)	$60,068	$66,877	(10.2%)

Diluted earnings per share (GAAP)	$0.72	$0.81	(11.1%)	$1.21	$1.59	(23.9%)
Divestiture & other related costs (income), net of tax	(0.02)	-		0.23	-
Results of operations of the product lines divested or to be divested, net of tax	-	(0.01)		(0.03)	(0.01)
Adjusted diluted earnings per share	$0.70	$0.81	(13.6%)	$1.42	$1.58	(10.1%)

Index

The following table summarizes the percentage change for the results of the three and six months ended June 30, 2020, compared to the results for the three and six months ended June 30, 2019, in the respective financial measures.

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
Revenue	Total	Foreign Exchange Rates	Product Lines Divested or to be Divested	Adjusted Local Currency	Total	Foreign Exchange Rates	Product Lines Divested or to be Divested	Adjusted Local Currency
Flavors & Fragrances	1.9%	(2.0%)	(1.8%)	5.7%	1.8%	(1.5%)	(1.3%)	4.6%
Color	(12.7%)	(4.4%)	(3.2%)	(5.1%)	(6.4%)	(3.3%)	(2.0%)	(1.1%)
Asia Pacific	(3.9%)	(2.5%)	0.0%	(1.4%)	1.4%	(2.1%)	0.0%	3.5%
Total Revenue	(4.7%)	(2.9%)	(1.8%)	0.0%	(1.9%)	(2.3%)	(1.2%)	1.6%

Operating Income
Flavors & Fragrances	13.5%	(1.3%)	6.8%	8.0%	1.0%	(1.1%)	6.2%	(4.1%)
Color	(20.1%)	(3.7%)	(4.5%)	(11.9%)	(10.6%)	(3.0%)	(2.1%)	(5.5%)
Asia Pacific	15.4%	(0.9%)	(0.1%)	16.4%	17.7%	0.0%	(0.1%)	17.8%
Corporate & Other	62.6%	0.0%	(32.1%)	94.7%	123.4%	0.0%	80.1%	43.3%
Total Operating Income	(11.1%)	(2.9%)	3.6%	(11.8%)	(20.8%)	(2.3%)	(9.1%)	(9.4%)
Diluted Earnings per Share	(11.1%)	(2.5%)	1.3%	(9.9%)	(23.9%)	(2.5%)	(13.8%)	(7.6%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company evaluates performance based on operating income before divestiture and other related costs and income, restructuring and other charges, interest expense, and income taxes (segment operating income). There were no restructuring and other charges incurred in either of the first three or six months of 2020 or 2019.

Flavors & Fragrances
Flavors & Fragrances segment revenue was $183.6 million and $180.1 million for the three months ended June 30, 2020 and 2019, respectively, an increase of approximately 2%. Foreign exchange rates decreased segment revenue by approximately 2%. The increase was a result of higher revenue in Natural Ingredients and Flavors, Extracts & Flavor Ingredients, partially offset by lower revenue in Yogurt Fruit Preparations. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of exchange rates. The lower revenue in Yogurt Fruit Preparations was primarily due to lower volumes.

Flavors & Fragrances segment revenue was $370.1 million and $363.7 million for the six months ended June 30, 2020 and 2019, respectively, an increase of approximately 2%. Foreign exchange rates decreased segment revenue by approximately 2%. The increase was a result of higher revenue in Natural Ingredients, partially offset by lower revenue in Yogurt Fruit Preparations and Fragrances. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices. The lower revenue in Yogurt Fruit Preparations was primarily due to lower volumes. The lower revenue in Fragrances was primarily due to lower selling prices and the unfavorable impact of exchange rates, partially offset by higher volumes.

Index

Flavors & Fragrances segment operating income was $22.8 million and $20.1 million for the three months ended June 30, 2020 and 2019, respectively, an increase of approximately 14%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Fragrances, partially offset by lower operating profit in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to lower manufacturing and other costs and higher selling prices. The higher segment operating income in Fragrances was primarily due to favorable volumes and product mix and lower raw material costs, partially offset by lower selling prices. The lower segment operating income in Natural Ingredients was primarily due to higher raw material costs. Segment operating income as a percent of revenue was 12.4% in the current quarter compared to 11.1% in the prior year’s comparable quarter.

Flavors & Fragrances segment operating income was $43.6 million and $43.2 million for the six months ended June 30, 2020 and 2019, respectively, an increase of approximately 1%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Fragrances, partially offset by lower operating profit in Natural Ingredients. The higher segment operating income in Fragrances was primarily due to favorable volumes and product mix and lower raw material costs, partially offset by higher manufacturing and other costs and lower selling prices. The lower segment operating income in Natural Ingredients was primarily due to higher raw material costs. Segment operating income as a percent of revenue was 11.8% in the current six month period compared to 11.9% in the prior year’s comparable six month period.

Color
Segment revenue for the Color segment was $121.3 million and $138.9 million for the three months ended June 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment revenue by approximately 4%. The decrease was a result of lower segment revenue across Food & Beverage Colors, Personal Care, and Inks. The lower revenue in Food & Beverage Colors was due to the unfavorable impact of exchange rates, partially offset by higher volumes and higher selling prices. The lower revenue in Personal Care was due to lower volumes due to lower demand for makeup products primarily due to COVID-19 and the unfavorable impact of exchange rates. The lower revenue in Inks was due to lower volumes primarily due to COVID-19 and the unfavorable impact of exchange rates.

Segment revenue for the Color segment was $264.8 million and $282.8 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was a result of lower segment revenue in Personal Care and Inks. Foreign exchange rates also decreased segment revenue by approximately 3%. The lower revenue in Personal Care was due to lower volumes due to lower demand for makeup products primarily due to COVID-19 and the unfavorable impact of exchange rates. The lower revenue in Inks was due to lower volumes primarily due to COVID-19 and the unfavorable impact of exchange rates.

Segment operating income for the Color segment was $22.3 million and $27.9 million for the three months ended June 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment operating income by approximately 4%. The lower segment operating income was primarily a result of lower operating income in Personal Care and Inks. The lower segment operating income in Personal Care was primarily a result of lower volumes due to lower demand for makeup products primarily due to COVID-19. The lower segment operating income in Inks was a result of unfavorable volumes primarily due to COVID-19. Segment operating income as a percent of revenue was 18.4% in the current quarter and 20.1% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $51.9 million and $58.1 million for the six months ended June 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment operating income by approximately 3%. The lower segment operating income was primarily a result of lower operating income in Personal Care and Inks, partially offset by higher operating income in Food & Beverage Colors. The lower segment operating income in Personal Care was a result of lower volumes due to lower demand for makeup products primarily due to COVID-19 and the unfavorable impact of exchange rates. The lower segment operating income in Inks was a result of unfavorable volumes primarily due to COVID-19. The higher segment operating income in Food & Beverage Colors was due to favorable volumes and product mix, higher selling prices, and lower raw material costs, partially offset by the unfavorable impact of exchange rates. Segment operating income as a percent of revenue was 19.6% in the current six month period and 20.5% in the prior year’s comparable six month period.

Index

Asia Pacific
Segment revenue for the Asia Pacific segment was $27.9 million and $29.0 million for the three months ended June 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment revenue by approximately 3%. The lower segment revenue was primarily due to lower volumes as a result of COVID-19 and the unfavorable impact of exchange rates.

Segment revenue for the Asia Pacific segment was $58.3 million and $57.5 million for the six months ended June 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment revenue by approximately 2%.

Segment operating income for the Asia Pacific segment was $4.8 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, an increase of approximately 15%. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 17.4% in the current quarter and 14.5% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $9.9 million and $8.4 million for the six months ended June 30, 2020 and 2019, respectively, an increase of approximately 18%. Foreign exchange rates had no significant impact on segment operating income. The higher segment operating income was primarily due to favorable volumes and product mix. Segment operating income as a percent of revenue was 17.0% and 14.6% in the six months ended June 30, 2020 and 2019, respectively.

Corporate & Other
The Corporate & Other operating expense was $7.7 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively. The higher operating expense for the three months ended June 30, 2020 was primarily due to an increase in performance-based compensation, partially offset by $1.5 million of net gains from the divestiture and other related activity. There were no divestiture and other related costs or income in the prior year comparable period.

The Corporate & Other operating expense was $28.8 million and $12.9 million for the six months ended June 30, 2020 and 2019, respectively. The higher operating expense for the six months ended June 30, 2020 was primarily due to an increase in performance-based compensation and divestiture and other related costs of $10.3 million. There were no divestiture and other related costs in the prior year comparable period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its financial loan covenants calculated in accordance with applicable agreements as of June 30, 2020. See Note 5, Debt, to the Consolidated Condensed Financial Statements included in this report for detail regarding a technical default of its Second Amended and Restated Credit Agreement and each of its private placement notes. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $107.6 million and $76.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase in net cash provided by operating activities was due to a $37.8 million increase in cash provided from changes in working capital, primarily accounts payable and other accrued expenses, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Cash Flows from Investing Activities
Net cash used in investing activities was $5.8 million and $17.0 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company received cash proceeds of $11.3 million related to the Company’s divestiture activities. In addition, during the six months ended June 30, 2020, the Company received $4.6 million related to the redemption of miscellaneous investments. Capital expenditures were $21.4 million and $16.6 million during the six months ended June 30, 2020 and 2019, respectively.

Index

Cash Flows from Financing Activities
Net cash used in financing activities was $93.6 million and $61.7 million for the six months ended June 30, 2020 and 2019, respectively. Net debt decreased by $60.2 million and $30.2 million for the six months ended June 30, 2020 and 2019, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $33.0 million and $30.5 million were paid during the six months ended June 30, 2020 and 2019, respectively. Dividends paid were $0.78 per share and $0.72 per share for the first six months of 2020 and 2019, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended June 30, 2020. For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2020. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2020. For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2020, the Company upgraded enterprise resource planning software applications used in certain business units within the Color segment. The upgrade included the order taking, manufacturing, general ledger, and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design, and testing. There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

The Complaint does not allege that SNI failed to pay any overtime due to Agar or any of the putative class or group members. The Complaint merely challenges the manner in which SNI has reported overtime pay on its wage statements.

SNI maintains that it has accurately paid Agar and the putative class members for all overtime worked, and that they have not experienced any harm. SNI further maintains that the format of its wage statements does not violate the requirements of state law or any specific guidance from California decisional law, the California Division of Labor Standards Enforcement, or the California Labor Commissioner’s Office. Finally, SNI contended that certain of the state law claims are subject to mandatory individual arbitration.

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Demurrer is fully briefed and pending decision. SNI continues to evaluate the developing legal authority on this issue. SNI intends to vigorously defend its interests, absent a reasonable resolution.

Kelley v. Sensient Natural Ingredients LLC; Bryan v. Sensient Natural Ingredients LLC

On March 4, 2020, Monique Kelley filed a Class Action Complaint against SNI in Merced County Superior Court in California. Ms. Kelley worked at SNI for less than a week in 2017 through a temporary staffing company. Ms. Kelley has brought suit for purported violations of the California Labor Code and the California Business and Professions Code on her own behalf, and on behalf of all current and former California-based hourly-paid or non-exempt employees of SNI. Ms. Kelley specifically asserts claims for unpaid overtime wages, unpaid minimum wages, unpaid meal and rest break premiums, failure to timely pay final wages upon termination, non-compliant wage statements, and unreimbursed business expenses. SNI filed a Demurrer on May 21, 2020, seeking dismissal of the Complaint in its entirety on the grounds that it contains only boilerplate allegations that fail to state facts sufficient to constitute a cause of action, and it is otherwise uncertain, ambiguous, and unintelligible. SNI further seeks dismissal of one cause of action based upon the statute of limitations. SNI simultaneously filed a Motion to Strike certain allegations in the Complaint as improperly pled. The Demurrer and Motion to Strike are fully briefed and pending decision.

On June 15, 2020, the same law firm representing Ms. Kelley also filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to the California Private Attorneys General Act of 2004 (PAGA). This notice was served on behalf of Julie Bryan, who worked at SNI through a temporary staffing agency in early 2020. The notice states the intent to pursue relief on behalf of Ms. Bryan as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies or labor contractors. The notice alleges that SNI failed to properly pay Ms. Bryan and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. SNI intends to vigorously defend its interests in both of these matters, absent a reasonable resolution.

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

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except as further updated and supplemented below:

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

Social disruptions such as widespread illness, quarantines, unemployment, and general anxiety could also reduce consumer demand for the products our customers make. This would result in less demand for our products. Such events could adversely affect our results. While most of our workforce is now working on site, we may face heightened cybersecurity risks as a result of increased cybercriminal activity during a social disruption and if a larger portion of our workforce is required to work remotely again in the event of new quarantines. While we take substantial steps (including in our remote work environment) to protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations through cybersecurity systems, monitoring, auditing, and training, these efforts may not always be successful.

Overall, the COVID-19 pandemic and governmental and social responses continue to evolve rapidly and we expect that the situation will remain dynamic for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. Even as stay-home orders and quarantines are eventually lifted, it is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

Index

We are exposed to risks associated with our divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions and could result in expenses and charges that are greater than we currently anticipate.

We have previously announced our intent to divest certain product lines. We have now completed the divestiture of our inks product line. If the fragrances (excluding the essential oils product line) and yogurt fruit preparations product lines are not sold in a timely manner, whether delayed by COVID-19 or otherwise, our profitability could be adversely impacted and management could be distracted from the core remaining businesses of the Company. We could also incur expenses with these divestitures and additional charges that are greater than we currently anticipate. Additionally, as part of our divestiture of certain fragrance product lines, we are moving our essential oils manufacturing capability to another facility of the Company. Any such move is inherently risky and could result in production delays and disruptions, which could in turn adversely impact our current and future ability to sell to customers. Divestitures also contain inherent risks that may impact our ability to fully realize the benefits of such divestiture, including possible delays in closing and potential post-closing claims for indemnification. If any of these risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

Additionally, in connection with the divestiture of our fragrances product line, a potential buyer notified us that environmental sampling conducted at our Granada, Spain, location identified the presence of contaminants in soil and groundwater in certain areas of the property. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance, defense, and remediation; interference with our operations or the ability to obtain required permits; civil, criminal, and administrative penalties; and negative publicity. The amount and timing of potential environmental remediation costs and complying with environmental laws associated with our Granada, Spain, location is currently estimated to be $0.8 million; however, the actual final costs may be greater than our estimates and could be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2020, 774,974 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during the three or six months ended June 30, 2020. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2020, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index

 SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1
Limited Waiver and Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 28, 2020, by and among Sensient Technologies Corporation, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions signatory thereto as lenders
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

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 6, 2020	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	August 6, 2020	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer