Form 10-Q
period 2020-09-30
SENSIENT TECHNOLOGIES CORP
filed 2020-11-03
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

SENSIENT TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2020
Common Stock, par value $0.10 per share	42,357,004

1

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$323,566	$317,650	$997,333	$1,004,349

Cost of products sold	217,920	215,250	677,580	674,956

Selling and administrative expenses	64,491	63,612	201,912	193,817

Operating income	41,155	38,788	117,841	135,576

Interest expense	3,497	4,936	11,412	15,538

Earnings before income taxes	37,658	33,852	106,429	120,038

Income taxes	4,748	1,981	22,126	21,029

Net earnings	$32,910	$31,871	$84,303	$99,009

Weighted average number of common shares outstanding:
Basic	42,307	42,272	42,299	42,261
Diluted	42,349	42,299	42,326	42,291

Earnings per common share:
Basic	$0.78	$0.75	$1.99	$2.34
Diluted	$0.78	$0.75	$1.99	$2.34

Dividends declared per common share	$0.39	$0.36	$1.17	$1.08

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Comprehensive income	$51,232	$14,104	$60,909	$83,254

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2020 (Unaudited)	December 31, 2019

CURRENT ASSETS:
Cash and cash equivalents	$26,900	$21,153
Trade accounts receivable, net	222,388	213,201
Inventories	401,046	422,517
Prepaid expenses and other current assets	43,681	40,049
Assets held for sale	58,534	91,293

TOTAL CURRENT ASSETS	752,549	788,213

OTHER ASSETS	84,558	80,939
DEFERRED TAX ASSETS	23,911	14,976
INTANGIBLE ASSETS, NET	10,864	11,802
GOODWILL	412,555	407,042

PROPERTY, PLANT, AND EQUIPMENT:
Land	30,496	31,431
Buildings	301,722	298,733
Machinery and equipment	668,268	652,063
Construction in progress	33,572	24,613
	1,034,058	1,006,840
Less accumulated depreciation	(604,549)	(569,661)
	429,509	437,179

TOTAL ASSETS	$1,713,946	$1,740,151

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$93,491	$94,653
Accrued salaries, wages, and withholdings from employees	26,147	18,655
Other accrued expenses	48,132	41,429
Income taxes	2,316	6,841
Short-term borrowings	24,460	20,612
Liabilities held for sale	17,491	19,185

TOTAL CURRENT LIABILITIES	212,037	201,375

DEFERRED TAX LIABILITIES	14,901	15,053
OTHER LIABILITIES	26,543	17,813
ACCRUED EMPLOYEE AND RETIREE BENEFITS	26,556	25,822
LONG-TERM DEBT	537,124	598,499

SHAREHOLDERS’ EQUITY:
Common stock	5,396	5,396
Additional paid-in capital	101,318	98,425
Earnings reinvested in the business	1,570,013	1,536,100
Treasury stock, at cost	(593,540)	(595,324)
Accumulated other comprehensive loss	(186,402)	(163,008)

TOTAL SHAREHOLDERS’ EQUITY	896,785	881,589

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,713,946	$1,740,151

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net earnings	$84,303	$99,009
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	36,831	41,706
Share-based compensation expense (income)	4,017	(816)
Net gain on assets	(254)	(1,224)
Net loss on divestitures and other charges	5,821	-
Deferred income taxes	(9,001)	(2,303)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,962)	6,355
Inventories	17,433	14,493
Prepaid expenses and other assets	(4,726)	(5,053)
Accounts payable and other accrued expenses	9,018	(19,565)
Accrued salaries, wages and withholdings from employees	7,410	(1,647)
Income taxes	(3,899)	(5,294)
Other liabilities	3,936	1,920

Net cash provided by operating activities	142,927	127,581

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(34,009)	(26,073)
Proceeds from sale of assets	1,022	2,033
Proceeds from divesture of businesses	12,228	-
Other investing activities	4,955	4,280

Net cash used in investing activities	(15,804)	(19,760)

Cash flows from financing activities:
Proceeds from additional borrowings	33,164	35,126
Debt payments	(101,061)	(90,966)
Dividends paid	(49,537)	(45,688)
Other financing activities	(415)	(1,027)

Net cash used in financing activities	(117,849)	(102,555)

Effect of exchange rate changes on cash and cash equivalents	(3,527)	(2,745)

Net increase in cash and cash equivalents	5,747	2,521
Cash and cash equivalents at beginning of period	21,153	31,901

Cash and cash equivalents at end of period	$26,900	$34,422

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive
Nine Months Ended September 30, 2019	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Income (Loss)	Total Equity
Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)	$859,947
Net earnings	-	-	99,009	-	-	-	99,009
Other comprehensive loss	-	-	-	-	-	(15,755)	(15,755)
Cash dividends paid - $1.08 per share	-	-	(45,688)	-	-	-	(45,688)
Share-based compensation	-	(816)	-	-	-	-	(816)
Non-vested stock issued upon vesting	-	(2,343)	-	(45,981)	2,343	-	-
Benefit plans	-	72	-	(18,597)	948	-	1,020
Other	-	(229)	-	15,991	(815)	-	(1,044)
Balances at September 30, 2019	$5,396	$98,347	$1,569,564	11,682,636	$(595,324)	$(181,310)	$896,673

Three Months Ended September 30, 2019
Balances at June 30, 2019	$5,396	$98,037	$1,552,928	11,682,876	$(595,336)	$(163,543)	$897,482
Net earnings	-	-	31,871	-	-	-	31,871
Other comprehensive loss	-	-	-	-	-	(17,767)	(17,767)
Cash dividends paid - $0.36 per share	-	-	(15,235)	-	-	-	(15,235)
Share-based compensation	-	339	-	-	-	-	339
Non-vested stock issued upon vesting	-	(12)	-	(240)	12	-	-
Other	-	(17)	-	-	-	-	(17)
Balances at September 30, 2019	$5,396	$98,347	$1,569,564	11,682,636	$(595,324)	$(181,310)	$896,673

Nine Months Ended September 30, 2020
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)	$881,589
Net earnings	-	-	84,303	-	-	-	84,303
Other comprehensive loss	-	-	-	-	-	(23,394)	(23,394)
Cash dividends paid - $1.17 per share	-	-	(49,537)	-	-	-	(49,537)
Share-based compensation	-	4,017	-	-	-	-	4,017
Non-vested stock issued upon vesting	-	(1,352)	-	(26,515)	1,352	-	-
Benefit plans	-	241	-	(16,344)	833	-	1,074
Adoption of ASU 2016-13	-	-	(853)	-	-	-	(853)
Other	-	(13)	-	7,850	(401)	-	(414)
Balances at September 30, 2020	$5,396	$101,318	$1,570,013	11,647,627	$(593,540)	$(186,402)	$896,785

Three Months Ended September 30, 2020
Balances at June 30, 2020	$5,396	$99,962	$1,553,622	11,647,627	$(593,540)	$(204,724)	$860,716
Net earnings	-	-	32,910	-	-	-	32,910
Other comprehensive income	-	-	-	-	-	18,322	18,322
Cash dividends paid - $0.39 per share	-	-	(16,519)	-	-	-	(16,519)
Share-based compensation	-	1,355	-	-	-	-	1,355
Other	-	1	-	-	-	-	1
Balances at September 30, 2020	$5,396	$101,318	$1,570,013	11,647,627	$(593,540)	$(186,402)	$896,785

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2020; the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2020 and 2019; and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In the fourth quarter of 2019, the Board of Directors approved the sale of the inks product line, which is within the Color segment, and the fragrances product line (excluding its essential oils product line), which is within the Flavors & Extracts segment (formerly known as the Flavors & Fragrances segment; see Note 7, Segment Information). In the second quarter of 2020, the Board of Directors approved the sale of the yogurt fruit preparations product line, which is within the Flavors & Extracts segment. The divesting and exit of these three product lines does not meet the criteria to be presented as a discontinued operation on the Consolidated Condensed Statements of Earnings.

On June 30, 2020, the Company completed the sale of its inks product line. At closing, the Company received $10.3 million of net cash, subject to post-closing working capital and net debt adjustments, and estimates it would realize additional value for the sale of certain assets post-closing and the collection of retained accounts receivables. During the three months ended September 30, 2020, the Company received $1.0 million of cash related to the sale of certain assets post-closing. The Company expects to receive additional cash when it finalizes its post-closing adjustments and completes the post-closing asset sales. For the nine months ended September 30, 2020, the Company recorded a non-cash impairment charge of $9.4 million as the estimated fair value less costs to sell the inks product line was lower than its carrying value and a non-cash net gain of $8.2 million related to the reclassification of foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line and recorded a net gain of approximately $0.9 million during the three months ended September 30, 2020. The sale included an earn-out based on future performance, which could result in additional consideration for the Company. During the second quarter of 2020, the Company reviewed the yogurt fruit preparations product line’s long-lived assets for impairment and determined that the carrying amounts of certain asset groups were not fully recoverable. As such, the Company recorded a non-cash impairment charge of $2.4 million in Selling and Administrative Expenses related to the long-lived assets in order to reduce their carrying value to their estimated fair value. In addition, in the second quarter of 2020, the Company recorded a non-cash charge of $1.7 million in Cost of Products Sold related to the yogurt fruit preparations divestiture to reduce the carrying value of certain inventories as they were determined to be excess based on changes in assumptions resulting from the signing of the definitive agreement.

Index
The assets and liabilities related to the inks and fragrances product lines are recorded in Assets Held for Sale and Liabilities Held for Sale as of September 30, 2020, and December 31, 2019, as follows:

(in thousands)	September 30, 2020	December 31, 2019
Assets held for sale:
Trade accounts receivable, net	$21,696	$31,653
Inventories	24,521	34,612
Prepaid expenses and other current assets	4,463	5,528
Property, plant, and equipment, net	5,936	14,496
Intangible assets, net	1,918	5,004
Assets held for sale	$58,534	$91,293

Liabilities held for sale:
Trade accounts payable	$12,481	$12,318
Accrued salaries, wages and withholdings from employees	1,405	1,677
Other accrued expenses	3,605	5,190
Liabilities held for sale	$17,491	$19,185

In March 2020, the Company was notified by a potential buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company during the second quarter of 2020, the Company has recorded $0.8 million related to these obligations in Selling and Administrative Expenses in the nine months ended September 30, 2020.

In addition, the Company currently estimates a non-cash charge of $10 million to $12 million upon closing the sale of the fragrances product line related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Condensed Statement of Earnings. The estimated fair value of the fragrances product line (excluding its essential oils product line) was determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy.

The Company also incurred $1.2 million and $5.2 million of other divestiture and other related costs, primarily severance and legal expenses, during the three and nine month periods ended September 30, 2020, respectively, which are recorded in Selling and Administrative Expenses.

The Company expects total cash costs in 2019, 2020, and 2021 associated with the divestitures of all three product lines to be between $6 million and $9 million, primarily related to severance and other exit activities.

3.	Operational Improvement Plan

During the three months ended September 30, 2020, the Company approved an operational improvement plan (Operational Improvement Plan) to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the Operational Improvement Plan, the Company is combining its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri, and the Company incurred additional employee separation costs within its Personal Care product line in the Color segment. In addition, the Company is centralizing certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred employee separation costs in connection with the elimination of certain selling and administrative positions.

Index
The following table summarizes the Operational Improvement Plan costs by segment for the three and nine months ended September 30, 2020:

(In thousands) Three and Nine Months Ended September 30, 2020	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation	$337	$1,477	$610	$2,424
Other costs(1)	-	217	-	217
Total	$337	$1,694	$610	$2,641

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

The Company recorded the Operational Improvement Plan costs for the three and nine months ended September 30, 2020, as follows:

(In thousands) Three and Nine Months Ended September 30, 2020	Selling & Administrative Expenses	Cost of Products Sold	Consolidated
Employee separation	$2,424	$-	$2,424
Other costs(1)	182	35	217
Total	$2,606	$35	$2,641

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

The Company expects the total costs in 2020 and 2021 associated with the Operational Improvement Plan to be between $5 million and $7 million, primarily related to severance and accelerated depreciation.

4.	Trade Accounts Receivable

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three and nine month periods ended September 30, 2020:

(In thousands) Three Months Ended September 30, 2020	Allowance for Doubtful Accounts
Balance at June 30, 2020	$4,890
Provision for expected credit losses	148
Accounts written off	(453)
Translation and other activity	207
Balance at September 30, 2020	$4,792

(In thousands) Nine Months Ended September 30, 2020	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	504
Accounts written off	(1,080)
Divestiture	(2,174)
Translation and other activity	(224)
Balance at September 30, 2020	$4,792

See Note 2, Divestitures, for further information regarding the divestiture included in the above table.

5.	Inventories

At September 30, 2020, and December 31, 2019, inventories included finished and in-process products totaling $274.5 million and $313.1 million, respectively, and raw materials and supplies of $126.5 million and $109.4 million, respectively.

6.	Fair Value

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of September 30, 2020, and December 31, 2019, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.3 million and $0.1 million as of September 30, 2020, and December 31, 2019, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2020, was $537.1 million. The fair value of the long-term debt at September 30, 2020, was $563.9 million.

7.	Segment Information

During the third quarter of 2020, the Company changed the name of its Flavors & Fragrances segment to the Flavors & Extracts segment in order to more accurately reflect the group’s product portfolio. In addition, the Company changed the name of its Food & Beverage Colors product line to Food & Pharmaceutical Colors.

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2020:
Revenue from external customers	$179,687	$113,139	$30,740	$-	$323,566
Intersegment revenue	3,179	3,275	-	-	6,454
Total revenue	$182,866	$116,414	$30,740	$-	$330,020

Operating income (loss)	$23,844	$23,559	$6,123	$(12,371)	$41,155
Interest expense	-	-	-	3,497	3,497
Earnings (loss) before income taxes	$23,844	$23,559	$6,123	$(15,868)	$37,658

Three months ended September 30, 2019:
Revenue from external customers	$163,870	$123,710	$30,070	$-	$317,650
Intersegment revenue	3,707	3,295	55	-	7,057
Total revenue	$167,577	$127,005	$30,125	$-	$324,707

Operating income (loss)	$17,600	$23,436	$5,406	$(7,654)	$38,788
Interest expense	-	-	-	4,936	4,936
Earnings (loss) before income taxes	$17,600	$23,436	$5,406	$(12,590)	$33,852

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2020:
Revenue from external customers	$539,304	$369,211	$88,818	$-	$997,333
Intersegment revenue	13,671	11,994	244	-	25,909
Total revenue	$552,975	$381,205	$89,062	$-	$1,023,242

Operating income (loss)	$67,467	$75,486	$16,031	$(41,143)	$117,841
Interest expense	-	-	-	11,412	11,412
Earnings (loss) before income taxes	$67,467	$75,486	$16,031	$(52,555)	$106,429

Nine months ended September 30, 2019:
Revenue from external customers	$517,148	$399,610	$87,591	$-	$1,004,349
Intersegment revenue	14,116	10,186	55	-	24,357
Total revenue	$531,264	$409,796	$87,646	$-	$1,028,706

Operating income (loss)	$60,775	$81,512	$13,825	$(20,536)	$135,576
Interest expense	-	-	-	15,538	15,538
Earnings (loss) before income taxes	$60,775	$81,512	$13,825	$(36,074)	$120,038

The Company evaluates performance based on operating income before divestiture and other related costs, restructuring and other charges including operational improvement plan costs, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Condensed Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

The 2020 divestiture and other related costs, which pertain to the divestitures of the Company’s inks and yogurt fruit preparations product lines, and the anticipated divestiture of the Company’s fragrances product line (excluding its essential oils product line), and the operational improvement plan, are reported in Corporate & Other. There were no divestiture and other related costs, restructuring and other costs, or operational improvement plan costs, in the first nine months of 2019.

Index
In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market. The following tables display the Company’s revenue by these major sources.

During the first quarter of 2020, the Company updated its product line disclosures as a result of its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. Flavors, Extracts & Flavor Ingredients now includes essential oils, which was previously reported in Fragrances. Fragrances now only includes the aroma chemicals and fragrance compounds product lines. Yogurt Fruit Preparations is now disclosed separately; previously it was reported in the Flavors product line. Food & Pharmaceutical Colors (formerly Food & Beverage Colors) now includes pharmaceutical colors and natural extraction, which were previously reported in Other Colors. Personal Care includes cosmetic and non-food colors. Inks is now disclosed separately; previously it was reported in Other Colors. The results for 2019 have been restated to reflect these changes.

Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2020:
Flavors, Extracts & Flavor Ingredients	$98,952	$-	$-	$98,952
Natural Ingredients	60,937	-	-	60,937
Fragrances	19,890	-	-	19,890
Yogurt Fruit Preparations	3,087	-	-	3,087
Food & Pharmaceutical Colors	-	83,406	-	83,406
Personal Care	-	32,495	-	32,495
Inks	-	513	-	513
Asia Pacific	-	-	30,740	30,740
Intersegment Revenue	(3,179)	(3,275)	-	(6,454)
Total revenue from external customers	$179,687	$113,139	$30,740	$323,566

Three months ended September 30, 2019:
Flavors, Extracts & Flavor Ingredients	$88,404	$-	$-	$88,404
Natural Ingredients	53,220	-	-	53,220
Fragrances	21,395	-	-	21,395
Yogurt Fruit Preparations	4,558	-	-	4,558
Food & Pharmaceutical Colors	-	81,805	-	81,805
Personal Care	-	37,276	-	37,276
Inks	-	7,924	-	7,924
Asia Pacific	-	-	30,125	30,125
Intersegment Revenue	(3,707)	(3,295)	(55)	(7,057)
Total revenue from external customers	$163,870	$123,710	$30,070	$317,650

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2020:
Flavors, Extracts & Flavor Ingredients	$302,047	$-	$-	$302,047
Natural Ingredients	175,764	-	-	175,764
Fragrances	63,251	-	-	63,251
Yogurt Fruit Preparations	11,913	-	-	11,913
Food & Pharmaceutical Colors	-	261,024	-	261,024
Personal Care	-	107,333	-	107,333
Inks	-	12,848	-	12,848
Asia Pacific	-	-	89,062	89,062
Intersegment Revenue	(13,671)	(11,994)	(244)	(25,909)
Total revenue from external customers	$539,304	$369,211	$88,818	$997,333

Nine months ended September 30, 2019:
Flavors, Extracts & Flavor Ingredients	$292,347	$-	$-	$292,347
Natural Ingredients	156,864	-	-	156,864
Fragrances	65,828	-	-	65,828
Yogurt Fruit Preparations	16,225	-	-	16,225
Food & Pharmaceutical Colors	-	259,249	-	259,249
Personal Care	-	123,595	-	123,595
Inks	-	26,952	-	26,952
Asia Pacific	-	-	87,646	87,646
Intersegment Revenue	(14,116)	(10,186)	(55)	(24,357)
Total revenue from external customers	$517,148	$399,610	$87,591	$1,004,349

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2020:
North America	$124,125	$61,937	$48	$186,110
Europe	37,257	24,953	11	62,221
Asia Pacific	7,905	10,926	29,489	48,320
Other	10,400	15,323	1,192	26,915
Total revenue from external customers	$179,687	$113,139	$30,740	$323,566

Three months ended September 30, 2019:
North America	$109,659	$60,801	$25	$170,485
Europe	35,964	33,027	132	69,123
Asia Pacific	7,002	12,903	29,731	49,636
Other	11,245	16,979	182	28,406
Total revenue from external customers	$163,870	$123,710	$30,070	$317,650

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2020:
North America	$361,653	$189,572	$48	$551,273
Europe	120,406	88,941	78	209,425
Asia Pacific	25,363	43,096	85,746	154,205
Other	31,882	47,602	2,946	82,430
Total revenue from external customers	$539,304	$369,211	$88,818	$997,333

Nine months ended September 30, 2019:
North America	$335,521	$192,109	$87	$527,717
Europe	125,288	113,844	280	239,412
Asia Pacific	24,041	44,440	86,719	155,200
Other	32,298	49,217	505	82,020
Total revenue from external customers	$517,148	$399,610	$87,591	$1,004,349

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Service cost	$400	$358	$1,196	$1,076
Interest cost	256	315	763	954
Expected return on plan assets	(209)	(224)	(622)	(684)
Recognized actuarial loss (gain)	16	(40)	47	(118)
Total defined benefit expense	$463	$409	$1,384	$1,228

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $23.8 million and $59.9 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2020, and December 31, 2019, respectively. For the nine months ended September 30, 2020, losses of $1.4 million were reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, the amounts reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Index
Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of September 30, 2020, the total value of the Company’s net investment hedges was $316.7 million. These net investment hedges included Euro and British Pound denominated long-term debt. As of December 31, 2019, the total value of the Company’s net investment hedges was $363.4 million. These net investment hedges then included Euro, Swiss Franc, and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three and nine months ended September 30, 2020, the impact of foreign exchange rates on these debt instruments increased debt by $13.1 million and $9.8 million, respectively, which has been recorded as foreign currency translation in OCI. For the three and nine months ended September 30, 2020, gains of $0.3 million and losses of $10.8 million, respectively, were reclassified into net earnings in the Company’s Consolidated Condensed Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. The losses during the nine months ended September 30, 2020, were primarily associated with the termination of the net investment hedge related to the Swiss Franc debt that was terminated in connection with the sale of the inks product line on June 30, 2020. See Note 2, Divestitures, for additional information. There were no amounts reclassified into net earnings for the three and nine months ended September 30, 2019.

10.	Income Taxes

The effective income tax rates for the three months ended September 30, 2020 and 2019, were 12.6% and 5.9%, respectively. For the nine months ended September 30, 2020 and 2019, the effective income tax rates were 20.8% and 17.5%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, audit settlements, changes in valuation allowances, and the mix of foreign earnings. The three and nine months ended September 30, 2020 were also impacted by a change in a reserve for an uncertain tax position.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and has determined the CARES Act does not materially impact the Company’s income tax expense or projections. As of September 30, 2020, the Company has deferred certain payroll tax payments of $3.7 million as permitted by the CARES Act.

11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2020 and 2019:

(In thousands)	Cash Flow Hedges (2)	Pension Items (2)	Foreign Currency Items	Total
Balances at December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive loss before reclassifications	(995)	-	(15,164)	(16,159)
Amounts reclassified from OCI	1,380	24	(8,639)	(7,235)
Balances at September 30, 2020	$186	$(648)	$(185,940)	$(186,402)

Index
(In thousands)	Cash Flow Hedges (2)	Pension Items (2)	Foreign Currency Items	Total
Balances at June 30, 2020	$(912)	$(656)	$(203,156)	$(204,724)
Other comprehensive income before reclassifications	889	-	17,638	18,527
Amounts reclassified from OCI	209	8	(422)	(205)
Balances at September 30, 2020	$186	$(648)	$(185,940)	$(186,402)

(In thousands)	Cash Flow Hedges (2)	Pension Items (2)	Foreign Currency Items	Total
Balances at December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive loss before reclassifications	(25)	-	(15,389)	(15,414)
Amounts reclassified from OCI	(229)	(112)	-	(341)
Balances at September 30, 2019	$(107)	$437	$(181,640)	$(181,310)

(In thousands)	Cash Flow Hedges (2)	Pension Items (2)	Foreign Currency Items	Total
Balances at June 30, 2019	$(58)	$475	$(163,960)	$(163,543)
Other comprehensive loss before reclassifications	(91)	-	(17,680)	(17,771)
Amounts reclassified from OCI	42	(38)	-	4
Balances at September 30, 2019	$(107)	$437	$(181,640)	$(181,310)

(2)	Cash Flow Hedges and Pension Items are net of tax.

12.	Commitments and Contingencies

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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Court overruled the Demurrer on September 1, 2020. SNI is seeking discretionary appellate review of this decision. SNI continues to evaluate the developing legal authority on this issue. SNI intends to continue to vigorously defend its interests, absent a reasonable resolution.

Index
Kelley v. Sensient Natural Ingredients LLC; Bryan v. Sensient Natural Ingredients LLC

On March 4, 2020, Monique Kelley filed a Class Action Complaint against SNI in Merced County Superior Court in California. Ms. Kelley worked at SNI for less than a week in 2017 through a temporary staffing company. Ms. Kelley has brought suit for purported violations of the California Labor Code and the California Business and Professions Code on her own behalf, and on behalf of all current and former California-based hourly-paid or non-exempt employees of SNI. Ms. Kelley specifically asserts claims for unpaid overtime wages, unpaid minimum wages, unpaid meal and rest break premiums, failure to timely pay final wages upon termination, non-compliant wage statements, and unreimbursed business expenses. SNI filed a Demurrer on May 21, 2020, seeking dismissal of the Complaint in its entirety on the grounds that it contains only boilerplate allegations that fail to state facts sufficient to constitute a cause of action, and it is otherwise uncertain, ambiguous, and unintelligible. SNI further sought dismissal of one cause of action based upon the statute of limitations. SNI simultaneously filed a Motion to Strike certain allegations in the Complaint as improperly pled. The Court sustained the Demurrer with leave to amend on August 25, 2020. The Court also granted the Motion to Strike. Pending the filing of an amended pleading, the parties have begun discovery.

On June 15, 2020, the same law firm representing Ms. Kelley also filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to the California Private Attorneys General Act of 2004 (PAGA). This notice was served on behalf of Julie Bryan, who worked at SNI through a temporary staffing agency in early 2020. The notice states the intent to pursue relief on behalf of Ms. Bryan as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies or labor contractors. The notice alleges that SNI failed to properly pay Ms. Bryan and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. On August 19, 2020, Ms. Bryan filed a Complaint in Merced County Superior Court asserting the claims set forth in her PAGA notice. SNI has filed its Answer and Affirmative Defenses, and the parties have entered the discovery phase of the case. SNI intends to vigorously defend its interests in both of these matters, absent a reasonable resolution.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain, location.

13.	Subsequent Events

On October 1, 2020, the Company amended its existing accounts receivable securitization program with Wells Fargo Bank, National Association to extend the expiration date of the program to October 2021, provide for the determination of an alternative interest rate, and exclude the receivables of certain obligors from the program.

On October 15, 2020, the Company announced its quarterly dividend of 39 cents per share would be payable on December 1, 2020.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2020, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in those statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of raw materials and other supplies, the availability of logistics and transportation, governmental regulations and restrictions, and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the success of the Company’s efforts to explore strategic alternatives for certain non-core product lines; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated below under Part II, Item 1A; and the matters discussed below under Item 2 including the critical accounting policies referenced therein. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $323.6 million and $317.7 million for the three months ended September 30, 2020 and 2019, respectively. Revenue was $1.0 billion for each of the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, the impact of foreign exchange rates decreased consolidated revenue by approximately 2%. The impact of foreign exchange rates did not have a significant impact on consolidated revenue for the three months ended September 30, 2020.

Gross Margin
The Company’s gross margin was 32.7% and 32.2% for the three months ended September 30, 2020 and 2019, respectively. The increase in gross margin percentage was primarily a result of the divestiture of the inks product line on June 30, 2020, lower production related costs, and higher selling prices.

Gross margin was 32.1% and 32.8% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross margin was primarily a result of higher raw material costs, primarily at Natural Ingredients, and lower personal care volumes.

Selling and Administrative Expense
Selling and administrative expense as a percent of revenue was 19.9% and 20.0% for the three months ended September 30, 2020 and 2019, respectively. Selling and administrative expense as a percent of revenue was 20.2% and 19.3% for the nine months ended September 30, 2020 and 2019, respectively.

Selling and administrative expense includes divestiture and other related expense and operational improvement plan costs of $2.9 million and $11.3 million for the three and nine months ended September 30, 2020, respectively. There were no divestiture and other related expense or operational improvement plan costs for the three or nine months ended September 30, 2019.

Index
The increase in selling and administrative expense as a percent of revenue for the nine months ended September 30, 2020, is primarily due to the divestiture and other related costs and operational improvement plan costs recorded in 2020. The divestiture and other related costs and the operational improvement plan costs increased selling and administrative expense as a percent of revenue by 90 and 110 basis points for the three and nine months ended September 30, 2020, respectively.

Operating Income
Operating income was $41.2 million and $38.8 million for the three months ended September 30, 2020 and 2019, respectively. Operating margins were 12.7% and 12.2% for the three months ended September 30, 2020 and 2019, respectively. The increase in operating margin is primarily due to an increase in margins at the Flavors & Extracts and Color segments, partially offset by the divestiture and other related costs and operational improvement plan costs recorded in 2020, which decreased operating margin by 90 basis points for the three months ended September 30, 2020.

Operating income was $117.8 million and $135.6 million for the nine months ended September 30, 2020 and 2019, respectively. Operating margins were 11.8% and 13.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in operating margin is primarily due to the lower volumes in the Color segment, higher non-cash performance-based compensation, and the divestiture and other related costs and operational improvement plan costs incurred in 2020. The divestiture and other related costs and operational improvement plan costs decreased operating margins by 130 basis points for the nine months ended September 30, 2020.

Interest Expense
Interest expense was $3.5 million and $4.9 million for the three months ended September 30, 2020 and 2019, respectively, and $11.4 million and $15.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in expense was due to the decrease in the average debt outstanding and lower average interest rates.

Income Taxes
The effective income tax rates for the three months ended September 30, 2020 and 2019, were 12.6% and 5.9%, respectively. For the nine months ended September 30, 2020 and 2019, the effective income tax rates were 20.8% and 17.5%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, audit settlements, changes in valuation allowances, and the mix of foreign earnings. The three and nine months ended September 30, 2020 were also impacted by a change in a reserve for an uncertain tax position.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. The Board of Directors approved the sale of the inks product line, which was within the Color segment, and the fragrances (excluding its essential oils product line) and yogurt fruit preparations product lines, within the Flavors & Extracts segment.

On June 30, 2020, the Company completed the sale of its inks product line. At closing, the Company received $10.3 million of net cash, subject to post-closing working capital and net debt adjustments, the sale of certain assets post-closing, and the collection of retained accounts receivables. During the three months ended September 30, 2020, the Company received $1.0 million of cash related to the sale of certain assets post-closing. The Company expects to receive additional cash when it finalizes its post-closing adjustments and completes the post-closing asset sales.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line and recorded a net gain of approximately $0.9 million.

The Company also incurred $1.2 million and $9.6 million of other divestiture and other related costs, primarily non-cash impairment charges, reclassification of accumulated foreign currency translation and related items, severance, and legal expenses, during the three and nine month periods ended September 30, 2020, respectively, which are recorded in Selling and Administrative Expenses. Also during the nine month period ended September 30, 2020, the Company recorded non-cash charges of $1.8 million in Cost of Products Sold related to the value of certain inventories.

Index
Operational Improvement Plan
During the three months ended September 30, 2020, the Company approved an operational improvement plan to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the operational improvement plan, the Company is combining its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri, and the Company incurred additional employee separation costs within its Personal Care product line in the Color segment. In addition, the Company is centralizing certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred employee separation costs in connection with the elimination of certain selling and administrative positions.

In the three months ended September 30, 2020, the Company incurred $2.6 million, primarily for severance, related to the operational improvement plan.

COVID-19
COVID-19 continues to affect most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation restrictions. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing.

For the three and nine months ended September 30, 2020, demand for many of the Company’s products remained strong, especially in product lines that serve the food, beverage, and pharmaceutical markets. There has been softer demand in other product lines the Company serves, particularly in the cosmetics product line and some product lines that supply the quick service restaurant segment due to continued widespread restaurant capacity and other operating restrictions. While COVID-19 appears to have initially contributed to demand for food-related products and dampened demand for personal care related products, it is difficult to quantify the continuing and future impact of COVID-19 on demand for the Company’s products. The Company continues to believe that it will achieve its projected earnings guidance despite the headwinds created by COVID-19.

During the first quarter of 2020, the Company had a production facility in China and a production facility in India that were required to temporarily suspend operations. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. The Company also continues to monitor supply chains and has increased inventory in certain key raw materials, although the Company did not experience any significant supply disruptions during the three or nine months ended September 30, 2020.

As of September 30, 2020, the Company continues to be in compliance with its financial loan covenants and does not anticipate any non-compliance in the future. COVID-19 has not adversely impacted the Company’s capital or financial resources. Furthermore, the Company expects its forecasted cash flows from operations and its available debt capacity will be able to meet future cash requirements for operations, capital expenditures, contractual maturities on long-term debt, and dividend payments.

The Company continues to monitor its trade accounts receivables for potential collection issues and did not identify any significant concerns. The Company will continue to monitor cash collections and review trade receivable aging to identify any deterioration in quality.

For the nine months ended September 30, 2020, the Company estimates that the incremental expenses related to its COVID-19 response are approximately $4 million. These incremental expenses are in addition to any profit impact related to lower sales in certain product lines where consumer demand has been negatively impacted by COVID-19. All of the Company’s manufacturing plants are currently in operation and have generally been designated as part of the critical infrastructure in the countries in which they operate.

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In June 2020, the Company completed the sale of its inks product line, and in September 2020, it completed the sale of its yogurt fruit preparations product line. While the sales and exit activities of the fragrances product line are still anticipated to be completed, travel and transportation restrictions have slowed down various activities related to this divestiture.

Index
The Company continues to believe its internal controls over financial reporting and its disclosure controls and procedures are effective to ensure their design and operation continue to be effective as some employees perform tasks from alternative work locations. Internal audit continues to perform their audit procedures as planned, remotely in many cases.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the product lines divested or to be divested, the divestiture and other related costs or income, and the operational improvement plan costs, and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of product lines divested or to be divested, the divestiture and other related costs or income, and the operational improvement plan costs.

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

Index

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	% Change	2020	2019	% Change
Revenue (GAAP)	$323,566	$317,650	1.9%	$997,333	$1,004,349	(0.7%)
Revenue of the product lines divested or to be divested	(23,588)	(34,112)		(88,390)	(109,489)
Adjusted revenue	$299,978	$283,538	5.8%	$908,943	$894,860	1.6%

Operating Income (GAAP)	$41,155	$38,788	6.1%	$117,841	$135,576	(13.1%)
Divestiture & other related costs (income) – Cost of products sold	(148)	-		1,791	-
Divestiture & other related costs – Selling and administrative expenses	312	-		8,689	-
Operating income of the product lines divested or to be divested	(2,449)	(856)		(4,165)	(1,233)
Operational improvement plan – Cost of products sold	35	-		35	-
Operational improvement plan – Selling and administrative expenses	2,606	-		2,606	-
Adjusted operating income	$41,511	$37,932	9.4%	$126,797	$134,343	(5.6%)

Net Earnings (GAAP)	$32,910	$31,871	3.3%	$84,303	$99,009	(14.9%)
Divestiture & other related costs, before tax	164	-		10,480	-
Tax impact of divestiture & other related costs	(787)	-		(1,212)	-
Net earnings of the product lines divested or to be divested, before tax	(2,449)	(856)		(4,165)	(1,233)
Tax impact of the product lines divested or to be divested	655	87		1,155	203
Operational improvement plan costs, before tax	2,641	-		2,641	-
Tax impact of operational improvement plan	(656)	-		(656)	-
Adjusted net earnings	$32,478	$31,102	4.4%	$92,546	$97,979	(5.5%)

Diluted earnings per share (GAAP)	$0.78	$0.75	4.0%	$1.99	$2.34	(15.0%)
Divestiture & other related costs (income), net of tax	(0.01)	-		0.22	-
Results of operations of the product lines divested or to be divested, net of tax	(0.04)	(0.02)		(0.07)	(0.02)
Operational improvement plan costs, net of tax	0.05	-		0.05	-
Adjusted diluted earnings per share	$0.77	$0.74	4.1%	$2.19	$2.32	(5.6%)

Index
The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2020, compared to the results for the three and nine months ended September 30, 2019, in the respective financial measures.

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Revenue	Total	Foreign Exchange Rates	Divestiture & Operational Improvement Plan Impact	Adjusted Local Currency	Total	Foreign Exchange Rates	Divestiture & Operational Improvement Plan Impact	Adjusted Local Currency
Flavors & Extracts	9.1%	0.5%	(4.3%)	12.9%	4.1%	(0.8%)	(2.3%)	7.2%
Color	(8.3%)	(1.2%)	(5.6%)	(1.5%)	(7.0%)	(2.6%)	(3.2%)	(1.2%)
Asia Pacific	2.0%	0.4%	(0.5%)	2.1%	1.6%	(1.2%)	(0.2%)	3.0%
Total Revenue	1.9%	(0.2%)	(4.0%)	6.1%	(0.7%)	(1.6%)	(2.1%)	3.0%

Operating Income
Flavors & Extracts	35.5%	(0.3%)	11.7%	24.1%	11.0%	(0.9%)	7.9%	4.0%
Color	0.5%	(0.4%)	(2.1%)	3.0%	(7.4%)	(2.3%)	(2.0%)	(3.1%)
Asia Pacific	13.3%	(1.4%)	(0.8%)	15.5%	16.0%	(0.5%)	(0.4%)	16.9%
Corporate & Other	61.6%	0.0%	36.7%	24.9%	100.3%	0.0%	63.8%	36.5%
Total Operating Income	6.1%	(0.6%)	(3.4%)	10.1%	(13.1%)	(1.8%)	(7.4%)	(3.9%)
Diluted Earnings per Share	4.0%	0.0%	(2.8%)	6.8%	(15.0%)	(1.8%)	(9.8%)	(3.4%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company evaluates performance based on operating income before divestiture and other related costs and income, restructuring and other charges including operational improvement plan costs, interest expense, and income taxes (segment operating income).

During the third quarter of 2020, the Company changed the name of its Flavors & Fragrances segment to the Flavors & Extracts segment in order to more accurately reflect the group’s product portfolio. In addition, the Company changed the name of its Food & Beverage Colors product line within the Color segment to Food & Pharmaceutical Colors.

Flavors & Extracts
Flavors & Extracts segment revenue was $182.9 million and $167.6 million for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately 9%. Foreign exchange rates increased segment revenue by approximately 1%. The increase was a result of higher revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, which was partially offset by lower revenue in Yogurt Fruit Preparations and Fragrances. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices. The lower revenue in Yogurt Fruit Preparations was primarily due to lower volumes. The lower revenue in Fragrances was primarily due to lower volumes, partially offset by the favorable impact of exchange rates.

Flavors & Extracts segment revenue was $553.0 million and $531.3 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately 4%. Foreign exchange rates decreased segment revenue by approximately 1%. The increase was a result of higher revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, which was partially offset by lower revenue in Yogurt Fruit Preparations and Fragrances. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of exchange rates. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices. The lower revenue in Yogurt Fruit Preparations was primarily due to lower volumes. The lower revenue in Fragrances was primarily due to lower selling prices and the unfavorable impact of exchange rates, partially offset by higher volumes.

Index
Flavors & Extracts segment operating income was $23.8 million and $17.6 million for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately 36%. Foreign exchange rates did not have a significant impact on segment operating income during the period. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Fragrances, partially offset by lower operating income in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to lower manufacturing and other costs and favorable volumes and product mix. The higher segment operating income in Fragrances was primarily due to lower raw material costs. The lower segment operating income in Natural Ingredients was primarily due to higher raw material costs, partially offset by higher volumes and selling prices. Segment operating income as a percent of revenue was 13.0% in the current quarter compared to 10.5% in the prior year’s comparable quarter.

Flavors & Extracts segment operating income was $67.5 million and $60.8 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately 11%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Fragrances, partially offset by lower operating income in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to lower manufacturing and other costs, lower raw material costs, favorable volumes, and higher selling prices, partially offset by unfavorable product mix and the unfavorable impact of exchange rates. The higher segment operating income in Fragrances was primarily due to lower raw material costs and favorable product mix and volumes, partially offset by lower selling prices and higher manufacturing and other costs. The lower segment operating income in Natural Ingredients was primarily due to higher raw material costs, partially offset by favorable volumes and product mix, and higher selling prices. Segment operating income as a percent of revenue was 12.2% in the current nine month period compared to 11.4% in the prior year’s comparable nine month period.

Color
Segment revenue for the Color segment was $116.4 million and $127.0 million for the three months ended September 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment revenue by approximately 1%. The decrease was a result of lower segment revenue in Personal Care and Inks, partially offset by higher revenue in Food & Pharmaceutical Colors. The lower revenue in Personal Care was due to lower volumes due to lower demand for makeup products primarily due to COVID-19. The divestiture of the Inks product line on June 30, 2020 also contributed to lower segment revenue. The higher revenue in Food & Pharmaceutical Colors was primarily due to higher volumes, partially offset by the unfavorable impact of exchange rates.

Segment revenue for the Color segment was $381.2 million and $409.8 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was a result of lower segment revenue in Personal Care and Inks, partially offset by higher revenue in Food & Pharmaceutical Colors. Foreign exchange rates also decreased segment revenue by approximately 3%. The lower revenue in Personal Care was due to lower volumes due to lower demand for makeup products primarily due to COVID-19 and the unfavorable impact of exchange rates. The lower revenue in Inks was due to lower volumes primarily due to COVID-19, the unfavorable impact of exchange rates, and the divestiture of the product line on June 30, 2020. The higher revenue in Food & Pharmaceutical Colors was due to higher volumes and selling prices, partially offset by the unfavorable impact of exchange rates.

Segment operating income for the Color segment was $23.6 million and $23.4 million for the three months ended September 30, 2020 and 2019, respectively. Foreign exchange rates did not have a significant impact on segment operating income in the period. Segment operating income as a percent of revenue was 20.2% in the current quarter and 18.5% in the prior year’s comparable quarter.

Index
Segment operating income for the Color segment was $75.5 million and $81.5 million for the nine months ended September 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment operating income by approximately 2%. The lower segment operating income was a result of lower segment operating income in Personal Care and Inks, partially offset by higher operating income in Food & Pharmaceutical Colors. The lower segment operating income in Personal Care was primarily a result of lower volumes due to lower demand for makeup products primarily due to COVID-19, higher raw material costs, and the unfavorable impact of exchange rates, partially offset by higher selling prices. The lower segment operating income in Inks was a result of unfavorable volumes primarily due to COVID-19, partially offset by lower manufacturing and other costs. The higher segment operating income in Food & Pharmaceutical Colors was due to favorable volumes and product mix, higher selling prices, and lower raw material costs, partially offset by higher manufacturing and other costs and the unfavorable impact of exchange rates. Segment operating income as a percent of revenue was 19.8% in the current nine month period and 19.9% in the prior year’s comparable nine month period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $30.7 million and $30.1 million for the three months ended September 30, 2020 and 2019, respectively. Foreign exchange rates did not have a significant impact on segment revenue.

Segment revenue for the Asia Pacific segment was $89.1 million and $87.6 million for the nine months ended September 30, 2020 and 2019, respectively. Foreign exchange rates decreased segment revenue by approximately 1%. The higher segment revenue was primarily due to higher volumes, partially offset by the unfavorable impact of foreign exchange rates.

Segment operating income for the Asia Pacific segment was $6.1 million and $5.4 million for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately 13%. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 19.9% in the current quarter and 17.9% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $16.0 million and $13.8 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately 16%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily due to favorable volumes and product mix. Segment operating income as a percent of revenue was 18.0% and 15.8% in the nine months ended September 30, 2020 and 2019, respectively.

Corporate & Other
The Corporate & Other operating expense was $12.4 million and $7.7 million for the three months ended September 30, 2020 and 2019, respectively. The higher operating expense for the three months ended September 30, 2020 was primarily due to the operational improvement plan costs of $2.6 million and an increase in non-cash performance-based compensation. There were no divestiture and other related costs or operational improvement plan costs in the prior year comparable period.

The Corporate & Other operating expense was $41.1 million and $20.5 million for the nine months ended September 30, 2020 and 2019, respectively. The higher operating expense for the nine months ended September 30, 2020 was primarily due to an increase in non-cash performance-based compensation, divestiture and other related costs of $10.5 million, and operational improvement plan costs of $2.6 million. There were no divestiture and other related costs or operational improvement plan costs in the prior year comparable period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its financial loan covenants calculated in accordance with applicable agreements as of September 30, 2020. The Company expects its cash flow from operations and its available debt capacity can be used to meet future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases.

Cash Flows from Operating Activities
Net cash provided by operating activities was $142.9 million and $127.6 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net cash provided by operating activities was primarily due to a $30.0 million increase in cash provided from changes in working capital, primarily accounts payable and other accrued expenses, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $15.8 million and $19.8 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company received cash proceeds of $12.2 million related to the Company’s divestiture activities. In addition, during the nine months ended September 30, 2020, the Company received $4.6 million related to the redemption of miscellaneous investments. Capital expenditures were $34.0 million and $26.1 million during the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $117.8 million and $102.6 million for the nine months ended September 30, 2020 and 2019, respectively. Net debt decreased by $67.9 million and $55.8 million for the nine months ended September 30, 2020 and 2019, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $49.5 million and $45.7 million were paid during the nine months ended September 30, 2020 and 2019, respectively. Dividends paid were $1.17 per share and $1.08 per share for the first nine months of 2020 and 2019, respectively.

CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s contractual obligations during the quarter ended September 30, 2020. For additional information about contractual obligations, refer to “Contractual Obligations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2020. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2020. For additional information about market risk, refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Court overruled the Demurrer on September 1, 2020. SNI is seeking discretionary appellate review of this decision. SNI continues to evaluate the developing legal authority on this issue. SNI intends to continue to vigorously defend its interests, absent a reasonable resolution.

Kelley v. Sensient Natural Ingredients LLC; Bryan v. Sensient Natural Ingredients LLC

On March 4, 2020, Monique Kelley filed a Class Action Complaint against SNI in Merced County Superior Court in California. Ms. Kelley worked at SNI for less than a week in 2017 through a temporary staffing company. Ms. Kelley has brought suit for purported violations of the California Labor Code and the California Business and Professions Code on her own behalf, and on behalf of all current and former California-based hourly-paid or non-exempt employees of SNI. Ms. Kelley specifically asserts claims for unpaid overtime wages, unpaid minimum wages, unpaid meal and rest break premiums, failure to timely pay final wages upon termination, non-compliant wage statements, and unreimbursed business expenses. SNI filed a Demurrer on May 21, 2020, seeking dismissal of the Complaint in its entirety on the grounds that it contains only boilerplate allegations that fail to state facts sufficient to constitute a cause of action, and it is otherwise uncertain, ambiguous, and unintelligible. SNI further sought dismissal of one cause of action based upon the statute of limitations. SNI simultaneously filed a Motion to Strike certain allegations in the Complaint as improperly pled. The Court sustained the Demurrer with leave to amend on August 25, 2020. The Court also granted the Motion to Strike. Pending the filing of an amended pleading, the parties have begun discovery.

On June 15, 2020, the same law firm representing Ms. Kelley also filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to the California Private Attorneys General Act of 2004 (PAGA). This notice was served on behalf of Julie Bryan, who worked at SNI through a temporary staffing agency in early 2020. The notice states the intent to pursue relief on behalf of Ms. Bryan as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies or labor contractors. The notice alleges that SNI failed to properly pay Ms. Bryan and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. On August 19, 2020, Ms. Bryan filed a Complaint in Merced County Superior Court asserting the claims set forth in her PAGA notice. SNI has filed its Answer and Affirmative Defenses, and the parties have entered the discovery phase of the case. SNI intends to vigorously defend its interests in both of these matters, absent a reasonable resolution.

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

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except as further updated and supplemented below:

The Coronavirus/COVID-19 could adversely affect our results and financial condition.

The Coronavirus, also known as COVID-19, has, and is expected to continue to, adversely affect most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation restrictions. These disruptions present numerous risks to our operations, including through the uncertainty regarding the severity and duration of additional periods or spikes in the number of COVID-19 cases in areas in which we operate.

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

Index
Social disruptions such as widespread illness, quarantines, unemployment, and general anxiety could also reduce consumer demand for the products our customers make. This would result in less demand for our products and could adversely affect our results. While most of our workforce is now working on site, we may face heightened cybersecurity risks as a result of increased cybercriminal activity during a social disruption and if a larger portion of our workforce is required to work remotely again in the event of new quarantines. While we take substantial steps (including in our remote work environment) to protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations through cybersecurity systems, monitoring, auditing, and training, these efforts may not always be successful.

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

We have previously announced our intent to divest certain product lines. We have now completed the divestiture of our inks and yogurt fruit preparations product lines. If the fragrances (excluding the essential oils product line) product line is not sold in a timely manner, whether delayed by COVID-19 or otherwise, our profitability could be adversely impacted and management could be distracted from the core remaining businesses of the Company. Divestitures also contain inherent risks that may impact our ability to fully realize the benefits of such divestiture, including possible delays in closing, expenses and additional charges that are greater than we currently anticipate, and potential post-closing claims for indemnification. If any of these risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

Additionally, in connection with the divestiture of our fragrances product line, a potential buyer notified us that environmental sampling conducted at our Granada, Spain, location identified the presence of contaminants in soil and groundwater in certain areas of the property. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance, defense, and remediation; interference with our operations or the ability to obtain required permits; civil, criminal, and administrative penalties; and negative publicity. The amount of potential environmental remediation costs and complying with environmental laws associated with our Granada, Spain, location is currently estimated to be $0.8 million; however, the actual final costs may be greater than our estimates and could be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of September 30, 2020, 774,974 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during the three or nine months ended September 30, 2020. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of September 30, 2020, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
 SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2020 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 3, 2020	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	November 3, 2020	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer