Form 10-K
period 2020-12-31
SENSIENT TECHNOLOGIES CORP
filed 2021-02-22
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2020, was $2,179,326,679.  For purposes of this computation only, the registrant’s directors and executive officers were considered to be affiliates of the registrant.  Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the registrant.

There were 42,418,425 shares of Common Stock outstanding as of February 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2020 INDEX

Index

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2020, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of raw materials and other supplies, the availability of logistics and transportation, governmental regulations and restrictions, and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share (which exclude divestiture & other related costs, the results of the product lines divested or to be divested, the impacts of the Tax Cuts and Jobs Act (2017 Tax Legislation), restructuring and other costs, which include operational improvement plan costs, and the COVID-19 employee payment) and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars, divestiture & other related costs, the results of the product lines divested or to be divested, restructuring and other costs, which include operational improvement plan costs, COVID-19 employee payment, and the impact of the 2017 Tax Legislation). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the divestiture & other related costs, the results of the product lines divested or to be divested, the impacts from the 2017 Tax Legislation, restructuring and other costs, which include operational improvement plan costs, and the COVID-19 employee payment that have been excluded from the non-GAAP financial measures in 2020, 2019, and 2018, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the sections titled “NON-GAAP FINANCIAL MEASURES.”

Index
PART I

Item 1.	Business

General

Sensient Technologies Corporation (the Company) was incorporated under the laws of the State of Wisconsin in 1882. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). In accordance with the Exchange Act, the Company files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the Commission). These reports and other information may be accessed from the website maintained by the Commission at http://www.sec.gov.

The Company can also be reached at its website at www.sensient.com. The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, Nominating and Corporate Governance, Finance, and Executive Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Corporate Governance Guidelines, Policy on Recovery of Incentive Compensation From Executives, and Directors and Executive Officers Stock Ownership Guidelines are also available on the Company’s website. These documents are also available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, or if waivers from it are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies and robust global supply chain capabilities to develop specialized solutions for food and beverages, as well as products that serve the pharmaceutical, nutraceutical, cosmetic, and personal care industries. The Company’s customers range in size from small entrepreneurial businesses to major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products (excluding the anticipated divestiture of its fragrances product line) include:

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

For 2020, the Company’s three reportable segments were the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. During 2020, the Company changed the name of its Flavors & Fragrances Group to the Flavors & Extracts Group in order to more accurately reflect the group’s product portfolio. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, and restructuring and other charges including operational improvement plan costs, and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

Index
Divestitures

On June 30, 2020, the Company completed the sale of its inks product line, which was included in the Color Group. In 2020, the Company received $11.6 million of net cash for the sale of the product line and expects to receive additional cash when it completes certain post-closing asset sales.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line, which was included in the Flavors & Extracts Group, for $1.0 million. The sale included an earn-out agreement based on future performance, which could result in additional cash consideration for the Company.

On November 23, 2020, the Company announced it had entered into a definitive agreement to sell its fragrances product line (excluding its essential oils product line). The Company expects the transaction to be finalized in the first half of 2021.

Flavors & Extracts Group

The Company is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors, Sensient Natural Ingredients, and Sensient Fragrances, the Group is a supplier to multinational and regional companies. As noted above, the Company has announced it has entered into a definitive agreement to divest Sensient Fragrances while retaining its essential oils product line. During the third quarter of 2020, the Company divested its yogurt fruit preparations product line.

Through 2020, the Flavors & Extracts Group produced flavor and fragrance products that impart a desired taste, texture, aroma, and/or other characteristics to a broad range of consumer and other products. This Group includes the Company’s natural ingredients business, which produces ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and natural extracts. The Group serves food and non-food industries. In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients. Through 2020, in non-food industries, the Group supplied fragrances and essential oil products to the personal, home-care, and bioingredients markets. After the anticipated divestiture of the fragrances product line, the Group would still produce and supply essential oils to the personal care market.

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

As of December 31, 2020, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, Belgium, China, Costa Rica, Mexico, Spain, and the United Kingdom.

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

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics, and pharmaceuticals. Through 2020, the Company also made industrial colors, and other dyes and pigments used in a variety of non-food applications. After the divestiture of the inks product line in the second quarter of 2020, the Company no longer sells specialty inks.

As of December 31, 2020, the Group’s principal manufacturing plants are located in Missouri, New Jersey, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, and the United Kingdom.

The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

Index
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

Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product lines in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Extracts Group and Color Group as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing, and technical functions are managed through the Asia Pacific Group’s headquarters, which is located in Singapore. Manufacturing operations are located in Australia, China, India, Japan, Thailand, New Zealand, and the Philippines, with sales offices also located in the India and Thailand facilities. The Asia Pacific Group maintains additional offices for local technical support as well as sales in China and Indonesia, and for research and development in Singapore.

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, restructuring and other charges including operational improvement plan costs, and other costs, are included in the “Corporate & Other” category.

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

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing on-going technical support and know-how to the Company’s manufacturing activities. The Company employed 738 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2020.

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

Products and Application Activities

The Company’s strategic focus is on the manufacture and marketing of high-performance components that bring life to products. Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products. The majority of the proprietary processes and formulae developed by the Company are maintained as trade secrets and protected through internal physical and information technology controls and confidentiality agreements with customers.

Within the Flavors & Extracts Group, development activity is focused on ingredients, flavors, natural extracts, and essential oils as well as flavor systems that are responsive to consumer trends and the processing needs of our food and beverage customers. These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery, and other applications. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as probiotics and fermented ingredients, including enzymes, vitamins, and amino acids.

Index
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

Competition

All Company products are sold in highly competitive markets. While no single factor is determinative, the Company’s competitive position is based principally on process and applications expertise, quality, technological advances resulting from its research and development, and customer service and support. Because of its highly differentiated products, the Company competes with only a few companies across multiple product lines and generally encounters different competitors in different product lines.

•
Flavors & Extracts. Competition in the flavors, extracts, and fragrances industries continues to have an ever-increasing global nature. Most of the Company’s customers do not buy their entire flavor and/or fragrance products from a single supplier and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors, extracts, and essential oils is based on the development of customized ingredients for new and reformulated customer products, as well as on quality, customer service, and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors as well as competitors from other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service, and price.

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

Patents, Formulae, and Trademarks

The Company owns or controls many patents, formulae, and trademarks related to its businesses. The businesses are not materially dependent upon any particular patent, trademark, or formula; however, trademarks, patents, and formulae are important to the business of the Company.

Human Capital

As of December 31, 2020, the Company employed 3,948 persons worldwide. Approximately 41% of our employees were employed  in the United States and approximately 59% were employed outside of the United States. Of our 3,948 employees worldwide, we had 513 general administration employees (e.g., accounting, administrative, regulatory compliance, IT, human resources, etc.), 2,463 production employees, 440 research and development employees, and 532 sales and marketing employees.

Index
We believe that our future success is dependent upon our continued ability to attract, retain, and motivate successful employees. Our Board of Directors oversees our human capital management program, in consultation with our CEO and Vice President, Human Resources. The Board also has routine contact with all Company officers and periodically receives presentations from the Group Presidents and Vice Presidents as well as select General Managers.

Talent Acquisition and Talent Development

We are committed to the recruitment, retention, and continued development of people who thrive and succeed in our culture. In furtherance of this goal, our primary areas of focus remain: (i) talent acquisition, (ii) on-boarding, (iii) development and retention, and (iv) integrity and professionalism. As part of the Company’s effort to attract and motivate employees, we offer compensation and comprehensive benefits that we believe are competitive in the markets in which our employees work and in our industry. We also have a dedicated internal talent acquisition team, with deep knowledge of our Company and our core values, in order to help us find the best prospective employees for open positions worldwide. We hold ourselves accountable to filling open roles expeditiously by closely monitoring and limiting days to fill open roles. We also challenge ourselves to take a broad view of talent acquisition, regularly seeking talent from non-traditional backgrounds and from outside our industry. With our sales roles, we have implemented a gamified AI-based platform to identify sales candidates, without bias, who share the behavioral and cognitive attributes of our most successful sales people from around the world.

After hiring a candidate, we believe that an effective on-boarding is a critical factor in whether a new employee succeeds or fails. We continue to develop, and improve upon, an effective on-boarding process to differentiate ourselves from our competitors and help enable our employees to succeed. We generally track our progress through weekly pre-hire team on-boarding calls, new hire surveys (for which we had over a 95% completion rate in 2020), new hire interviews, business unit scorecards on fundamental on-boarding activities, and a monthly report of our results to senior leadership. We also have regular 1:1 meetings between non-production employees and their supervisors.

In order to continue to develop and retain our key talent, we offer training programs based upon the employee’s role in the Company. We also maintain personalized career planning, ongoing coaching and development by Corporate and local leadership, and a “High Potential Program,” which ensures our key talent learns from and gains exposure to senior leadership. Performance reviews and succession planning occur company-wide on an annual basis. Individual goals are set annually for each employee, which flow from the Company strategy, and attainment of those goals is an element of the employee’s performance assessment. We invest in our development programs for high-impact roles, such as our General Manager in Training, Sales Representative Trainee, and Flavorist Trainee programs. We continue to “promote-from-within” and provide opportunities for our internal employees to grow their careers, with over half of our senior leadership and over half of our business unit leaders previously having been promoted to their current role from within the Company. We closely monitor turnover overall and in critical roles to vet our retention efforts and identify areas of need for future investment.

Our Corporate Creed, set forth at the beginning of our Code of Conduct, sets forth three non-negotiable rules: (1) Always tell the truth; (2) Always produce safe, high-quality products in safe and secure facilities; and (3) Always be professional. Employees throughout the organization know these expectations as the “Three Rules.” Under the Three Rules, all of our employees are expected to exhibit and promote integrity and professionalism in the workplace. All of our employees must adhere to these non-negotiable expectations for appropriate behavior. We perform annual, company-wide training on our Code of Conduct, as well as for all new hires. The CEO personally provides instruction on the Three Rules during leadership training conducted each year throughout the organization. To further reinforce our expectations, the CEO internally publishes anonymized quarterly reports of Code of Conduct violations and their consequences. In addition, we strictly apply principles of non-discrimination, which are foundational to our non-negotiable expectations of integrity and professionalism, in all employment-related decisions.

Health and Safety

We take pride in our strong and continually improving health and safety programs, which we view as important aspects of our economic health and core values. We expect each employee to actively participate in and contribute to this philosophy. Examples of actions taken to demonstrate our commitment and progress toward achieving our goal of providing a safe workplace include: (i) Corporate Environmental, Health and Safety (EHS) Department oversight of safety and compliance matters at all Company facilities; (ii) periodic EHS audits conducted at Company facilities by third parties at the direction of the Corporate Legal Department to determine the state of facility compliance with applicable safety laws and regulations; (iii) implementation of “best-practice” programs and management systems across all business units worldwide; (iv) ongoing capital investments aimed at continually improving standards for environment, health, and safety in each of our plants around the world; (v) meaningful use of metrics to apply leading and lagging indicators toward incremental improvement and sustainable results; (vi) regular communication and engagement with employees on safety topics through safety committee meetings, plant-wide communication meetings, and “tool box” meetings; and (vii) root cause analysis of all injuries and near misses to ensure that lessons learned can be applied across the entire organization.

Index
We manufacture products deemed essential to the critical infrastructure, and as a result, all of our production sites (other than brief government mandated shutdowns in China and India) continued operating during the COVID-19 pandemic. We have invested in creating physically safe work environments for our employees as they continued to work throughout the COVID-19 pandemic. Examples of such actions taken, which were overseen by the Board of Directors, include:

•
Implemented and regularly updated a company-wide COVID-19 policy, which includes (i) information regarding COVID-19, its symptoms, how to prevent its transmission, and what to do if you may or do have COVID-19; (ii) requirements around hygiene, sanitation, and social distancing; (iii) travel restrictions; and (iv) expectations of employees working remotely;

•	CEO video messages regularly shown to entire workforce discussing expectations around illness prevention, hygiene, sanitation, social distancing, and elevating issues to the CEO;
•
Implemented and continually updated an “Are You Sick” Flow Chart (under the guidance of Director Dr. Donald Landry) setting forth a simple summary of required actions when an employee feels ill or may have had possible exposure to COVID-19;

•	Purchase, distribution, and use of Corporate-sponsored COVID-19 test kits (PCR-based) with next day results in most locations to ensure business continuity and employee peace of mind;
•	Initiated a plan to proactively test employees to reduce the possibility of outbreaks and to instill a confidence in our employees;
•	Employee and visitor prescreening temperature check and symptom questionnaire;
•	Checklist for contact tracing, proactive cleaning, and work-relatedness assessment;
•	Decontamination and sanitation protocols, including enhanced, regular cleaning of work areas;
•
Protective on-site measures to prevent transmission, such as very early adoption of face coverings;  employee and visitor health screenings; manufacture and provision of hand sanitizer; reconfiguration of work areas to maximize distance between employees; installation of plexiglass barriers; mandatory spacing in break rooms, conference rooms, and common areas; controlled traffic patterns to maximize distance; alternative work and break schedules; use of video conferencing; reduction of “high touch” areas; and signage in offices and facilities concerning hygiene;

•	Rapid conversion to remote work during lockdowns and case surges for employees capable of performing work from home;
•	“Return to Office” checklist to ensure safe transition of employees back to office setting;
•	Use of Quality team to audit effectiveness of sanitation efforts in production and non-production areas, including office spaces, breakrooms, and laboratories;
•	In-house production of sanitizer;
•	Developed a COVID-19 Response and Preparedness Plan template for local implementation;
•	Notification to employees when positive cases in the local workforce occur;
•	Designated key contacts leading COVID-19 response at local and Corporate level;
•	Prohibited non-essential travel;
•	Adjusted attendance rules for COVID-related absences to ensure employees stay home if sick;
•	Reasonable accommodation of employees at high risk for developing a severe case of COVID-19;
•	Disciplinary action for employees violating social distancing and mask rules;
•	COVID-19 in-house testing tracker to monitor COVID-19 testing and test kit inventory; and
•	Global COVID-19 tracker to monitor positive cases, quarantined employees, and other COVID-related absenteeism.

Regulation

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

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in this report, particularly those under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Forward-Looking Statements” above, the following factors should be considered:

Business Risks

•	The Coronavirus/COVID-19 could adversely affect our results and financial condition.

Index
The Coronavirus, also known as COVID-19, has, and is expected to continue to, adversely affect most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation restrictions. These disruptions present numerous risks to our operations, including through the uncertainty regarding the severity and duration of COVID-19 or spikes in the number of COVID-19 cases in areas in which we operate.

We may be unable to produce goods due to constraints in production caused by our factories being ordered to close; our inability to obtain raw materials due to shortages, transportation disruptions, or supplier shutdowns; or due to illnesses and quarantines affecting our workforce. Any of these events could adversely affect our ability to produce and sell our products, resulting in reduced revenue.

In late December 2020, the government in Guangzhou, China, ordered our facility to be shut down for five days after an inspector allegedly detected the coronavirus in a raw material obtained from a supplier in India. During the Chinese New Year in 2020, the Chinese government ordered us (along with other companies) to shut down our manufacturing facilities for approximately ten days, where we make food colors, cosmetic ingredients, flavors, and dehydrated garlic and onion for the Chinese and other Asian markets. Additionally, in 2020, our facility in India, where we make food and personal care products, was shut down for several days after the Indian government ordered a nationwide lockdown (that facility subsequently began operating again several days later after it was designated as part of the critical infrastructure for India). These shutdowns did not have a material impact on our results for Asia Pacific, but additional shutdowns or other government actions could adversely affect our results.

While all of our manufacturing facilities currently remain open because they have been designated as part of the critical infrastructure of the countries in which they operate (food and/or chemical production), these designations could be changed or modified in the future, resulting in a partial or total shutdown of one or more of our facilities. Such shutdowns could adversely affect our results. Even if our facilities are allowed to remain open, an outbreak of illness among employees at any of our facilities could result in a temporary or prolonged manufacturing disruption or facility closure. Additionally, changes in governmental policies could also affect our ability to operate our facilities.

Even if we can produce our products, we may not be able to ship them on time due to transportation disruptions. In addition, due to travel restrictions and customer shutdowns, we may not be able to continue sales efforts with some new and existing customers. Even where we can produce our products, offer our products for sale, and deliver them, our customers may not be able to fully operate their production facilities due to shutdowns or their inability to obtain other raw materials necessary to produce their products, which may result in less demand for our products. Customers may also face transportation disruptions for their products, which could reduce customers’ sales and, therefore, customers’ demand for our products. Additionally, many customers have and may continue to cancel or delay new product introductions due to the uncertainties created by COVID-19. Such events could adversely affect our results.

Social disruptions such as widespread illness, quarantines, unemployment, and general anxiety could also reduce consumer demand for the products our customers make. This would result in less demand for our products and could adversely affect our results. In 2020, we saw a reduction in demand for cosmetics products, certain products used by Quick Service Restaurants customers, and certain confectionary and other food products, all of which we believe was substantially caused by COVID-19 quarantines and travel restrictions. While most of our workforce continues to work on site, we may face heightened cybersecurity risks as a result of increased cybercriminal activity during a social disruption and if a larger portion of our workforce is required to work remotely again in the event of new quarantines. While we take substantial steps (including in our remote work environment) to protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations through cybersecurity systems, monitoring, auditing, and training, these efforts may not always be successful.

Overall, governmental and social responses to the COVID-19 pandemic continue to evolve. In particular, there continues to be uncertainty related to the timing and extent of vaccination programs, as well as the impacts of new COVID-19 variants, and we expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. Even as stay-home orders and quarantines are eventually lifted, it is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

•	Intense competition with our competitors may result in reduced sales and profitability.

We develop, manufacture, and sell flavors, flavor enhancers, ingredients, extracts, and bionutrients; essential oils; natural ingredients, including dehydrated vegetables and other food ingredients; natural and synthetic food and beverage colors; cosmetic colors and ingredients; pharmaceutical and nutraceutical excipients and ingredients; and technical colors, specialty colors, and specialty dyes and pigments. We sell these products to customers in industries and markets that are highly competitive. We face intense competition from multiple competitors in each of our business lines. These competitors range from large multinational flavor companies with broad and sophisticated product portfolios and outstanding technological capabilities to smaller more specialized regional companies that focus on a single product line or offering. Our success against these competitors depends upon our ability to continually develop and manufacture safe, high quality, innovative, and legally compliant products across each of our product lines in varying batch sizes, at varying frequencies, and at acceptable prices. We also must provide outstanding product development support, on time delivery, regulatory assistance, and after-sale product support to all of our customers, wherever they are located. If we are unable to do these tasks, or if competitors do any of these tasks better than we do, we may lose part or all of our business with some customers. We do lose business to competitors from time to time. Competition can reduce both our sales and the prices at which we are able to sell our products, which can negatively affect our results.

Index
•	Intense competition among our customers and their competitors may result in reduced sales and profitability for our customers and us.

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

In some of our product lines, our sales are concentrated with a small number of customers. While we do not currently have any single customer that we consider to be significant to us as a whole, the loss of a significant customer for a particular product line could substantially affect the sales and profitability of that line or the business unit that sells that product line, which may cause us to re-evaluate that line. Those developments could negatively affect our results.

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

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, cosmetic ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies, and price demands, our results could be adversely affected. The ongoing COVID-19 pandemic has impacted consumer behavior in numerous ways and it is difficult to predict whether these changes will persist over the long term and how they will impact our customers. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. In the past year, we have seen a reduction in new product launches, smaller new product launches, and fewer limited time offerings from some of our customers. Any of these actions by our customers can adversely affect our results.

Index
•
The financial condition of our customers may adversely affect their ability to buy products from us at current levels, to accept price increases, or to pay for products that they have already purchased.

As mentioned above, our customers are under intense pressure in their markets from competitors and as a result of changing consumer preferences. These combined pressures have resulted in some of the Company’s customers entering bankruptcy or receivership during the past 24 months. There is risk that other customers of the Company could enter bankruptcy or receivership in the next 12 months. Once in bankruptcy or receivership, these customers are restricted from paying certain outstanding invoices to the Company until later in the bankruptcy process and even when able to pay, may not be able to pay the full amounts owed. Additionally, financially distressed customers may change or reduce ordering patterns, reduce willingness to accept price increases, discontinue or reduce existing product offerings, and introduce fewer new products. Those developments could adversely affect our results.

•	If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure. We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations, and information systems functions. If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease. As discussed above, the price pressures in our markets make such cost reduction efforts particularly important.

•	A disruption in our supply chain could adversely affect our profitability.

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, these risks associated with agriculture are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to the increased costs. Additionally, government regulatory action against any of our suppliers could also cause a supply disruption. For example, within the last 36 months, Chinese regulators shut down suppliers that provided the Company with raw materials used in synthetic colors. This adversely impacted the supply of raw materials for these products and, therefore, impacted our ability to produce products containing these raw materials, which adversely impacted our ability to provide these products at traditional quantities and competitive prices. Any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

•	A disruption in our manufacturing operations could adversely affect our profitability.

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

Index
•	Commodity, energy, and transportation price volatility may reduce our profitability.

We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events, and changes in governmental regulations. Commodity and energy price increases will raise both our raw material costs and operating costs. We may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and related profitability. Additionally, as many areas move away from using carbon-based sources of energy, we would initially anticipate increases in the cost of energy generated from renewable energy sources. While the long-term environment impact of these moves is favorable, the shorter-term impact in increased energy prices could adversely affect our profitability.

•	The impact of currency exchange rate fluctuation may negatively affect our results.

We report the results of our foreign operations in the applicable local currency and then translate those results into U.S. dollars at applicable exchange rates. The applicable exchange rates between and among foreign currencies and the U.S. dollar have fluctuated and will continue to do so in the future. These fluctuations have impacted our results of operations in recent periods as discussed below in more detail under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such currency exchange rate volatility may also adversely impact our financial condition or liquidity. While we may use forward exchange contracts and foreign currency denominated debt to manage our exposure to foreign exchange risk, such risk management strategies may not be effective and our results of operations could be adversely affected.

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

The United Kingdom (U.K.) left the European Union (E.U.) on January 31, 2020, which is commonly referred to as “Brexit.” On December 24, 2020, the U.K. and E.U. announced that they had entered into a trade and cooperation agreement (the Post-Brexit Trade Deal) on certain aspects of trade and other political issues. On December 31, 2020, the U.K. passed legislation giving effect to the Post-Brexit Trade Deal, with the E.U. expected to formally adopt the agreement in early 2021.

The Company has production facilities, customers, and suppliers in the U.K. Changes resulting from Brexit and the Post-Brexit Trade Deal could subject us to increased risk, including supply disruption, changes in regulatory oversight, and increases in prices, fees, taxes, duties, or tariffs on goods that are sold between the U.K. and the E.U. or those non-E.U. countries that have a trade agreement with the E.U. In addition, uncertainty exists regarding the implementation of the Post-Brexit Trade Deal and whether the U.K. and E.U. will succeed in negotiating terms not addressed or covered by the Post-Brexit Trade Deal.

Changes resulting from Brexit and the Post-Brexit Trade Deal have disrupted our supply chains as our supply chain partners and the trading infrastructure are adapting to requirements resulting from a new border between the U.K. and the E.U. We have also experienced increased delivery times and costs related to the shipping and transportation of raw materials and finished products into and out of the U.K. as a result of Brexit and the Post-Brexit Trade Deal, which we may continue to experience going forward.

In each of the Company’s three U.K. production facilities, a significant portion of the work forces are not U.K. nationals. Following the Post-Brexit Trade Deal, there remains uncertainty regarding the freedom of movement for employees. Complying with new immigration regimes could result in increased costs to the Company.

We are currently in the process of evaluating our own risks and uncertainty related to what financial, trade, regulatory, and legal implications the Post-Brexit Trade Deal could have on our U.K. and European business operations. While we have taken steps to mitigate the effects following the Post-Brexit Trade Deal, these efforts may not be as successful as intended, and we may not be able to avoid the costs and complications described above. Brexit has thus had and may continue to have adverse impacts on our results.

Index
•	The impact of tariffs and other trade barriers may negatively affect our results.

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

LIBOR, in its current form, will cease to exist in the future. LIBOR cessation is expected to occur in 2023; however, there will be early opt in triggers that could trigger a transition to the replacement rate before 2023. We will likely adopt the Alternative Reference Rates Committee’s “hardwired approach,” which clearly specifies the SOFR-based successor rate and spread adjustment to be used when LIBOR ceases to exist, for any agreements that are refinanced or amended prior to the end of 2021. Any agreements that are refinanced or renewed after 2021 will transition to the new reference rate. The consequences of these developments still cannot be entirely predicted, but could result in an increase in the cost of our variable rate debt, which references LIBOR, as a result of applicable margin or reference rate increases. As of December 31, 2020, approximately 20% of our total debt referenced LIBOR. While our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

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

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, epidemics, pandemics (including the coronavirus, as discussed in more detail above), or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

Litigation and Regulatory Risks

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

Index
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

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, cosmetics, other consumer products, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’, and our customers’ operations. Also, if we, our suppliers, or our customers fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, recalls of products, and private civil lawsuits. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations. As discussed above, actions by regulatory agencies against us and our suppliers can also adversely impact the availability of raw materials. Anytime raw materials become more costly or unavailable due to legal, regulatory, or other governmental actions our profitability could be adversely impacted.

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

Our business is subject to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and similar anti-bribery and anti-corruption laws and regulations in other countries where we operate. While the Company maintains robust policies to prevent violations of these laws and to monitor third party risks, investigating and resolving actual or alleged violations of anti-bribery and anti-corruption laws is expensive and could negatively impact our results of operations or financial condition. Under these laws, companies may be held liable for the corrupt actions taken by their directors, officers, employees, agents, or other representatives. We could be subject to substantial civil and/or criminal fines and penalties if we or any of our representatives fail to comply with these laws, which could have a material adverse effect on our business and reputation.

•	Changes in tax rates or tax laws could expose us to additional tax liabilities that may negatively affect our results.

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

Index
We have transfer pricing policies that are a significant component of the management and compliance of our operations across international boundaries and overall financial results. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing policies aggressively where there is potential non-compliance, and impose significant interest charges and penalties where non-compliance is determined. However, governmental authorities could challenge these policies more aggressively in the future and, if challenged, we may not prevail. We could suffer significant costs related to one or more challenges to our transfer pricing policies.

Structural and Organizational Risks

•	We depend on certain key personnel, and the loss of these persons may harm our business, including the loss of trade secrets.

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel. The competition for these individuals can be significant, and the loss of key employees could harm our business. In addition, we need to provide for smooth transitions when replacing key management and technical personnel positions. Our operations and results may be negatively affected if we are not able to do so. Additionally, many of our key personnel must have access to the Company’s trade secrets to effectively perform their job responsibilities. Although we seek to impose confidentiality, non-solicitation, loyalty, and non-competition obligations on many employees through agreements and our Code of Conduct, these efforts may not be successful. Furthermore, litigation to enforce departing employees’ legal obligations may not be, and has not always been, successful as the legal systems in many jurisdictions disfavor restrictions on an employee’s right to change jobs as well as on preemptive measures to prevent the disclosure of a company’s trade secrets and intellectual property before it occurs. As a result, there is a possibility that certain competitors could attempt to exploit the Company’s trade secrets and confidential information to the Company’s competitive detriment, which could adversely impact our profitability.

•
We are exposed to risks associated with our divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions and could result in expenses and charges that are greater than we currently anticipate.

We have previously announced our intent to divest certain product lines. We have now completed the divestiture of our inks and yogurt fruit preparations product lines, and we have entered into an agreement with a buyer to sell our fragrances (excluding the essential oils product line) product line. If the sale of the fragrances product line is not completed in a timely manner, whether delayed by COVID-19 or otherwise, our profitability could be adversely impacted and management could be distracted from the core remaining businesses of the Company. Divestitures also contain inherent risks that may impact our ability to fully realize the benefits of such divestiture, including possible delays in closing, expenses and additional charges that are greater than we currently anticipate, and potential post-closing claims for indemnification. If any of these risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

Additionally, in connection with the divestiture of our fragrances product line, the buyer notified us that environmental sampling conducted at our Granada, Spain, location identified the presence of contaminants in soil and groundwater in certain areas of the property. Environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance, defense, and remediation; interference with our operations or the ability to obtain required permits; civil, criminal, and administrative penalties; and negative publicity. The amount of potential environmental remediation costs and complying with environmental laws associated with our Granada, Spain, location is currently estimated to be $0.8 million; however, the actual final costs may be greater than our estimates and could be material.

•	We may not successfully complete and integrate past and future acquisitions, which could adversely affect our operating results.

We have acquired many companies and operations in the past and may continue growth by acquisition in the future. Our future growth through acquisitions could involve significant risks that may have a material adverse effect on us. We may also be at risk for liabilities associated with acquisitions that the Company has made in the past. Acquired companies may have significant latent liabilities that may not be discovered before an acquisition or fully reflected in the price we pay.

We may also need to finance future acquisitions, and the terms of any financing, and the need to ultimately repay or refinance any indebtedness, may have negative effects on us. Acquisitions also could have a dilutive effect on our financial results. Acquisitions also generally result in goodwill, which would need to be written off against earnings in the future if it becomes impaired.

•	Our recent restructurings and the operational improvement plan may not be as effective as we anticipated and we may fail to realize the expected cost savings.

From 2014-2017, the Company executed a restructuring plan aimed at eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company. Additionally, in the third quarter of 2020, the Company also began the execution of an operational improvement plan to further consolidate manufacturing facilities and improve efficiencies within the Personal Care business line of the Company. These activities required, and continue to require, the devotion of significant resources and management attention and may pose significant risks. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, and effectively produce products at the consolidated facilities. Furthermore, our restructurings and the operational improvement plan may not be as effective as we anticipated, and we may fail to realize the cost savings we expected from these restructurings and the operational improvement plan.

Index
Technology and Cybersecurity Risks

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

Our success depends in part on our ability to maintain a current information technology platform for our businesses to operate effectively, reliably, and securely. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations. If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems to protect our vital information as well as our facilities and IT systems, our competitiveness and profits could decrease. Because of the nature of our business, and the importance of our proprietary information and manufacturing facilities, we face threats not only from hackers’ intent on theft and disruption, but also from malicious insiders that may attempt to steal Company information. Furthermore, our information technology systems may be susceptible to failures, disruptions, breaches, ransomware, theft, employee carelessness in the face of social engineering threats, and other similar cybersecurity events. The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to lost business opportunities, increased operating costs, regulatory consequences, and reputational harm. While we take substantial steps to protect our information and systems through cyber security systems, monitoring, auditing, and training, these efforts may not always be successful. And, while we maintain liability insurance against these risks, coverage may be unavailable or incomplete.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Extracts Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2020, the locations of our production properties by reportable segment are as follows:

Color Group:
U.S. – St. Louis, Missouri; and South Plainfield, New Jersey*.
International – Jundiai, Brazil*; Kingston, Ontario, Canada; Saint Ouen L’Aumone, France; Geesthacht, Germany; Reggio Emilia, Italy; Lerma, Mexico; Lima, Peru*; Johannesburg, South Africa; and Kings Lynn, United Kingdom.

Flavors & Extracts Group:
U.S. – Livingston and Turlock, California; Amboy, Illinois; Harbor Beach, Michigan; and Juneau, Wisconsin.
International – Heverlee, Belgium; Qingdao, China*; San Jose, Costa Rica*; Celaya and Tlalnepantla*, Mexico; Granada, Spain; and Wales and Milton Keynes, United Kingdom.

Index
Asia Pacific Group:

U.S. – None.
International – Keysborough, Australia; Guangzhou, China*; Mumbai, India*; Hitachi, Japan; Auckland, New Zealand; Manila, Philippines*; and Bangkok, Thailand*.

* Indicates a leased property at the location. The Company ended its Qingdao lease in 2020.

All properties are owned except as otherwise indicated above. All facilities are considered to be in good condition (ordinary wear and tear excepted) and suitable and adequate for the Company’s requirements.

Item 3.	Legal Proceedings.

See Part IV, Item 15, Note 16, Commitments and Contingencies, of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosure.

Not applicable.

Information About Our Executive Officers

The executive officers of the Company and their ages as of February 20, 2021, are as follows:

Name	Age	Position
Paul Manning	46	Chairman, President, and Chief Executive Officer
Amy M. Agallar	43	Vice President and Treasurer
Michael C. Geraghty	59	President, Color Group
Thierry Hoang	38	Vice President, Asia Pacific Group
Amy Schmidt Jones	51	Vice President, Human Resources and Senior Counsel
John J. Manning	52	Senior Vice President, General Counsel, and Secretary
E. Craig Mitchell	56	President, Flavors and Extracts Group
Stephen J. Rolfs	56	Senior Vice President and Chief Financial Officer
Tobin Tornehl	47	Vice President, Controller and Chief Accounting Officer

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows:

•	Mr. Paul Manning has held his present office since April 21, 2016, and previously served as President and Chief Executive Officer (2014 – April 2016).
•
Ms. Agallar has held her present office since January 9, 2019. Prior to joining the Company, Ms. Agallar was Director – Business Development CIS of Modine Manufacturing (June 2018 – January 2019), and Director – Global Treasury Operations of Modine Manufacturing (2011– June 2018).

•
Mr. Hoang has held his present office since June 1, 2018, and previously served as a General Manager, Business Unit Manager, and Sales Account Manager for Sensient Cosmetics in France and Asia Pacific (2009 – May 2018).

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

Mr. Paul Manning (Chairman, President, and Chief Executive Officer) and Mr. John J. Manning (Senior Vice President, General Counsel, and Secretary) are brothers.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The number of shareholders of record of the Company’s common stock on February 12, 2021 was 2,149.

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. During fiscal 2020, the Company paid aggregate cash dividends of $1.56 per share to our shareholders, and the Company most recently declared a dividend of $0.39 per share payable on March 1, 2021 to shareholders of record on February 2, 2021. The timing, declaration, and payment of future dividends to holders of the Company’s common stock will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of the Company’s businesses, industry practice, and any other relevant factors.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2020, 774,974 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during 2020. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2020, the maximum number of shares that may be purchased under publicly announced plans is 2,225,026.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2015, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Sensient Technologies Corporation
S&P Midcap Specialty Chemicals Index
S&P Midcap Food Products Index
S&P 500 Index

	2015	2016	2017	2018	2019	2020
Sensient Technologies Corporation	$100	$127	$120	$94	$113	$130
S&P Midcap Specialty Chemicals Index	100	125	134	127	151	162
S&P Midcap Food Products Index	100	122	128	119	139	153
S&P 500 Index	100	112	136	130	171	203
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Index
Item 6.	Selected Financial Data.

The following selected financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Data
(In thousands except per share amounts) (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Revenue	$350,677	$323,090	$323,566	$334,668	$1,332,001
Gross profit	111,893	102,214	105,646	103,994	423,747
Net earnings	20,773	30,620	32,910	25,169	109,472
Earnings per basic share	0.49	0.72	0.78	0.59	2.59
Earnings per diluted share	0.49	0.72	0.78	0.59	2.59

2019
Revenue	$347,513	$339,186	$317,650	$318,585	$1,322,934
Gross profit	115,225	111,768	102,400	85,480	414,873
Net earnings (loss)	32,807	34,331	31,871	(16,962)	82,047
Earnings (loss) per basic share	0.78	0.81	0.75	(0.40)	1.94
Earnings (loss) per diluted share	0.78	0.81	0.75	(0.40)	1.94

Index
Five Year Review
(In thousands except percentages, employee and per share data)

Years ended December 31,	2020		2019		2018		2017		2016
Summary of Operations
Revenue	$1,332,001	100.0%	$1,322,934	100.0%	$1,386,815	100.0%	$1,362,265	100.0%	$1,383,210	100.0%
Cost of products sold	908,254	68.2	908,061	68.6	920,686	66.4	886,775	65.1	907,783	65.6
Selling and administrative expenses	271,091	20.4	293,763	22.2	262,751	18.9	307,684	22.6	289,818	21.0
Operating income	152,656	11.5%	121,110	9.2%	203,378	14.7%	167,806	12.3%	185,609	13.4%
Interest expense	14,811		20,107		21,853		19,383		18,324
Earnings before income taxes	137,845		101,003		181,525		148,423		167,285
Income taxes	28,373		18,956		24,165		58,823		44,372
Earnings from continuing operations	109,472		82,047		157,360		89,600		122,913
Gain from discontinued operations, net of tax	-		-		-		-		3,343
Net earnings	$109,472		$82,047		$157,360		$89,600		$126,256
Earnings per basic share:
Continuing operations	$2.59		$1.94		$3.71		$2.05		$2.76
Discontinued operations	-		-		-		-		0.08
Earnings per basic share	$2.59		$1.94		$3.71		$2.05		$2.84
Earnings per diluted share:
Continuing operations	$2.59		$1.94		$3.70		$2.03		$2.74
Discontinued operations	-		-		-		-		0.07
Earnings per diluted share	$2.59		$1.94		$3.70		$2.03		$2.82
Other Related Data
Dividends per share, declared and paid	$1.56		$1.47		$1.35		$1.23		$1.11
Average common shares outstanding:
Basic	42,301		42,263		42,404		43,780		44,523
Diluted	42,346		42,294		42,499		44,031		44,843
Book value per common share	$22.04		$20.83		$20.34		$19.70		$18.83
Price range per common share	38.24-75.30		54.77-75.21		51.93-78.40		71.21- 84.98		52.69- 83.38
Share price at December 31	73.77		66.09		55.85		73.15		78.58
Capital expenditures	52,162		39,100		50,740		56,344		81,216
Depreciation	48,153		52,159		50,950		46,956		45,714
Amortization	1,488		2,856		2,294		1,562		1,305
Total assets	1,740,860		1,740,151		1,824,940		1,724,340		1,667,860
Long-term debt	518,004		598,499		689,553		604,159		582,780
Total debt	527,251		619,111		709,599		624,289		603,358
Shareholders’ equity	934,336		881,589		859,947		852,301		835,741
Return on average shareholders’ equity	12.3%		9.2%		18.8%		10.3%		14.7%
Total debt to total capital	36.1%		41.3%		45.2%		42.3%		41.9%
Employees	3,948		4,058		4,113		4,023		4,083

The 2020 results include charges of $18.5 million ($14.4 million after tax, $0.34 per share) related to divestiture & other related costs, operational improvement plan costs, and costs associated with a one-time COVID-19 employee payment.

The 2019 results include charges of $45.9 million ($43.2 million after tax, $1.02 per share) related to divestiture & other related costs. The divestiture & other related costs pertain to the Company’s October 2019 announcement to divest its inks, fragrances (excluding its essential oils product line), and fruit preparations product lines.

Index
The 2018 results include $6.6 million ($0.16 per share) of tax benefit related to the finalization of provisional estimates made during 2017 as a result of the 2017 enactment of the Tax Cuts and Jobs Act (2017 Tax Legislation).

The 2017 results include charges of $48.1 million ($42.5 million after tax, or $0.96 per share) related to restructuring and other divestiture costs, as well as $18.4 million of tax expense ($0.42 per share) related to the enactment of the 2017 Tax Legislation in the fourth quarter of 2017. The restructuring costs pertain to the Company’s now completed 2014 restructuring plan related to the sale and/or elimination of underperforming operations, consolidation of manufacturing facilities, and efforts to improve efficiencies within the Company. The other costs pertain to the sale of a facility and certain related business lines within the Flavors & Extracts segment in Strasbourg, France, which was completed in January 2017.

The 2016 results include charges of $26.1 million ($21.1 million after tax, or $0.47 per share) related to restructuring and other divestiture costs. The restructuring costs pertain to the Company’s 2014 restructuring plan related to eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company, and the other costs pertain to the Company’s divestiture in Strasbourg, France.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our cash flows for the fiscal year ended December 31, 2018 is included under the heading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Position in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 with the Securities and Exchange Commission on February 21, 2020.

OVERVIEW

Sensient Technologies Corporation (the Company or Sensient) is a global developer, manufacturer, and supplier of flavor and fragrance systems for the food, beverage, personal care, and household-products industries. The Company previously announced it has entered into a definitive agreement to sell its fragrances product line (excluding its essential oils product line). The Company is also a leading developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals and nutraceuticals; colors and other ingredients for cosmetics, pharmaceuticals, and nutraceuticals; and technical colors for industrial applications. The Company’s three reportable segments are the Flavors & Extracts Group (formerly known as the Flavors & Fragrances segment; see Note 12, Segment and Geographic Information) and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring including operational improvement plans, divestiture, share-based compensation, COVID-19 employee payment, and other costs are included in the “Corporate & Other” category. In the second quarter of 2020, the Company divested its inks product line (Color Group), and in the third quarter of 2020, the Company divested its yogurt fruit preparations product line (Flavors & Extracts Group).

In 2020, Sensient’s management team and employees worked diligently throughout the pandemic to ensure that employees remained safe, facilities remained open, and the supply chain continued to function. As a result of these efforts, Sensient was able to serve as a consistent and reliable supplier to its customers throughout the pandemic for their food, pharmaceutical, and personal care ingredient needs. The impact of COVID-19 on Sensient’s business was mixed in 2020. The Company believes the net impact of the pandemic was negative to Sensient’s results, as the increase in certain product lines was more than offset by the significant drop in demand for cosmetic makeup ingredients and certain food products.

The Company also made significant progress on the product line divestitures that were announced in 2019. The sales of the inks product line and yogurt fruit preparations product line were completed in 2020. Additionally, a definitive agreement to sell the fragrances product line (excluding the essential oils product line) was signed in November 2020, with an anticipated close date in the first half of 2021.

The Company’s diluted earnings per share were $2.59 in 2020 and $1.94 in 2019. Included in the 2020 results were $18.5 million ($14.4 million after tax, $0.34 per share) of divestiture & other related costs, operational improvement plan costs, and a one-time COVID-19 employee payment. Included in the 2019 results were $45.9 million ($43.2 million after tax, $1.02 per share) of divestiture & other related costs. Adjusted diluted earnings per share, which exclude the divestiture & other related costs, the results of operations of the product lines divested or to be divested, the operational improvement plan costs, and the impact of the one-time COVID-19 employee payment, were $2.79 in 2020 and $2.92 in 2019 (see discussion below regarding non-GAAP financial measures).

Additional information on the results is included below.

Index
RESULTS OF OPERATIONS
2020 vs. 2019

Revenue
Sensient’s revenue was approximately $1.3 billion in both 2020 and 2019.

Gross Profit
The Company’s gross margin was 31.8% in 2020 and 31.4% in 2019. The increase in gross margin is primarily a result of lower divestiture & other related costs in 2020.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.4% in 2020 and 22.2% in 2019. Selling and administrative expenses in 2020 included divestiture & other related expenses, operational improvement plan costs, and the one-time COVID-19 employee payment totaling $15.7 million and in 2019 included divestiture & other related costs totaling $35.3 million. These expenses increased selling and administrative expense as a percent of revenue by approximately 120 and 270 basis points in 2020 and 2019, respectively. See Divestitures below for further information.

Operating Income
Operating income was $152.7 million in 2020 and $121.1 million in 2019. Operating margins were 11.5% in 2020 and 9.2% in 2019. Divestiture & other related costs, operational improvement plan costs, and the one-time COVID-19 employee payment reduced operating margins by approximately 140 basis points in 2020 and divestiture & other related expenses reduced operating margins by approximately 350 basis points in 2019.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $14.8 million in 2020 and $20.1 million in 2019. The decrease in expense was primarily due to a decrease in the average interest rate and the average debt outstanding.

Income Taxes
The effective income tax rate was 20.6% in 2020 and 18.8% in 2019. The effective tax rates in both 2020 and 2019 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, mix of foreign earnings, costs related to the divestiture & other related costs and the release of valuation allowances related to the foreign tax credit carryover and foreign net operating losses. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

	2020	2019
Rate before divestiture and discrete items	24.8%	25.7%
Divestiture & other related costs impact	0.3%	4.1%
Discrete items	(4.5%)	(11.0%)
Reported effective tax rate	20.6%	18.8%

The 2021 effective income tax rate is estimated to be between 24% and 25%, before any divestiture & other related costs and discrete items, such as finalization of prior year foreign and domestic tax items, audit settlements, and valuation allowance adjustments.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In the fourth quarter of 2019, the Board of Directors approved the sale of the inks product line, which was within the Color segment, and the fragrances product line (excluding its essential oils product line), which is within the Flavors & Extracts segment. In the second quarter of 2020, the Board of Directors approved the sale of the yogurt fruit preparations product line, which was within the Flavors & Extracts segment.

On June 30, 2020, the Company completed the sale of its inks product line. In 2020, the Company received $11.6 million of net cash for the sale of the product line and expects to receive additional cash when it completes certain post-closing asset sales. On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line for $1.0 million. The sale included an earn-out agreement based on future performance, which could result in additional cash consideration for the Company. On November 23, 2020, the Company announced it had entered into a definitive agreement to sell its fragrances product line (excluding its essential oils product line). The Company expects the transaction to close in the first half of 2021.

Index

Divestiture & other related costs were $12.2 million and $45.9 million in 2020 and 2019, respectively. See Note 14, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional information.

As of December 31, 2020, the Company currently estimates 2021 divestiture charges will be $10 million to $14 million. The Company is expecting a non-cash charge of $8 million to $10 million upon closing the sale of the fragrances product line (excluding its essential oils product line) related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statement of Earnings. In addition, the Company expects other costs, primarily accelerated depreciation and other exiting activities expenses, to be between $2 million and $4 million. The Company anticipates that it will complete the sales and exit activities of these product lines in 2021.

Operational Improvement Plan
In the third quarter of 2020, the Company approved an operational improvement plan to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the operational improvement plan, the Company is combining its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri. In addition, the Company is centralizing certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred costs in connection with the elimination of certain selling and administrative positions.

COVID-19 Employee Payment
In the fourth quarter of 2020, the Company approved a one-time COVID-19 employee payment to reward the outstanding dedication and efforts of the Company’s employees during these challenging and unprecedented times. This adjustment totaled approximately $3.0 million.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the product lines divested or to be divested, the divestiture & other related costs, the operational improvement plan costs, and a one-time COVID-19 employee payment and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of product lines divested or to be divested, the divestiture & other related costs or income, the operational improvement plan costs, and the one-time COVID-19 employee payment.

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

Index

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2020	2019	% Change
Revenue (GAAP)	$1,332,001	$1,322,934	0.7%
Revenue of the product lines divested or to be divested	(113,553)	(143,172)
Adjusted revenue	$1,218,448	$1,179,762	3.3%

Operating Income (GAAP)	$152,656	$121,110	26.0%
Divestiture & other related costs – Cost of products sold	1,795	10,567
Divestiture & other related costs – Selling and administrative expenses	10,360	35,313
Operating income of the product lines divested or to be divested	(7,580)	(1,978)
Operational improvement plan – Cost of products sold	35	-
Operational improvement plan – Selling and administrative expenses	3,304	-
COVID-19 employee payment– Cost of products sold	1,036	-
COVID-19 employee payment – Selling and administrative expenses	1,986	-
Adjusted operating income	$163,592	$165,012	(0.9%)

Net Earnings (GAAP)	$109,472	$82,047	33.4%
Divestiture & other related costs, before tax	12,155	45,880
Tax impact of divestiture & other related costs	(2,605)	(2,671)
Net earnings of the product lines divested or to be divested, before tax	(7,580)	(1,978)
Tax impact of the product lines divested or to be divested	1,945	399
Operational improvement plan costs, before tax	3,339	-
Tax impact of operational improvement plan	(826)	-
COVID-19 employee payment, before tax	3,022	-
Tax impact of COVID-19 employee payment	(675)	-
Adjusted net earnings	$118,247	$123,677	(4.4%)

Diluted Earnings Per Share (GAAP)	$2.59	$1.94	33.5%
Divestiture & other related costs, net of tax	0.23	1.02
Results of operations of the product lines divested or to be divested, net of tax	(0.13)	(0.04)
Operational improvement plan, net of tax	0.06	-
COVID-19 employee payment, net of tax	0.06	-
Adjusted diluted earnings per share	$2.79	$2.92	(4.5%)

Divestiture & other related costs are discussed under “Divestitures” above and Note 14, Divestitures, in the Notes to the Consolidated Financial Statements included in this report. Operational improvement plan is discussed under “Operational Improvement Plan” above and Note 15, Operational Improvement Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2020 results compared to the 2019 results in the respective financial measures.

	Twelve Months Ended December 31, 2020
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	6.0%	(0.3%)	(2.5%)	8.8%
Color	(6.4%)	(1.8%)	(3.9%)	(0.7%)
Asia Pacific	2.5%	(0.3%)	(0.2%)	3.0%
Total Revenue	0.7%	(0.9%)	(2.7%)	4.3%

Operating Income
Flavors & Extracts	21.4%	(0.7%)	9.0%	13.1%
Color	(5.1%)	(1.6%)	(1.1%)	(2.4%)
Asia Pacific	13.9%	(0.2%)	(0.2%)	14.3%
Corporate & Other	(24.2%)	0.0%	(57.0%)	32.8%
Operating Income	26.0%	(1.9%)	27.5%	0.4%
Diluted Earnings per Share	33.5%	(2.1%)	39.0%	(3.4%)

(1)
For Revenue, adjustments consist of revenues of the product lines divested or to be divested. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the product lines divested or to be divested, divestitures & other related costs, operational improvement plan costs, and the one-time COVID-19 employee payment.

Note: Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable divestiture & other related costs, share-based compensation, acquisition, restructuring including the operational improvement plan, one-time COVID-19 employee payment, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part IV, Item I, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $742.0 and $700.4 million in 2020 and 2019, respectively, an increase of approximately 6%. Foreign exchange rates did not have a significant impact on segment revenue in 2020. Segment revenue was higher than the prior year due to higher revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower revenue in Yogurt Fruit Preparations and Fragrances. The higher revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients was primarily due to favorable volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates at Flavors, Extracts & Flavor Ingredients. The lower revenue in Yogurt Fruit Preparations was primarily due to lower volumes and the divestiture of the product line in the third quarter of 2020. The lower revenue in Fragrances was due to lower selling prices partially offset by higher volumes.

Flavors & Extracts segment operating income was $91.0 million in 2020 and $75.0 million in 2019, an increase of approximately 21%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Fragrances, partially offset by lower operating income in Natural Ingredients. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to favorable selling prices, favorable manufacturing and other costs, and lower raw material costs. The higher operating income at Fragrances was primarily due to lower raw material costs, favorable manufacturing and other costs, and favorable volumes and product mix, partially offset by lower selling prices. The lower operating income in Natural Ingredients was primarily due to higher raw material and manufacturing and other costs, partially offset by higher selling prices and favorable volumes and product mix. Segment operating income as a percent of revenue was 12.3% and 10.7% for 2020 and 2019, respectively.

Index
Color
Segment revenue for the Color segment was $501.0 million in 2020 and $535.2 million in 2019, a decrease of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 2%. The lower segment revenue was primarily a result of lower revenue in Personal Care and Inks, partially offset by higher revenue in Food & Pharmaceutical Colors. The lower revenue in Personal Care was primarily a result of lower volumes due to lower demand for makeup products due to COVID-19 and unfavorable foreign exchange rates, partially offset by higher selling prices. The lower revenue in Inks was primarily a result of divesting the product line in the second quarter of 2020 and lower volumes. The higher revenue in Food & Pharmaceutical Colors was primarily due to favorable volumes and higher selling prices, partially offset by the unfavorable impact of foreign exchange rates.

Segment operating income for the Color segment was $96.0 million in 2020 and $101.2 million in 2019, a decrease of approximately 5%. Foreign exchange rates decreased segment operating income by approximately 2%. The lower segment operating income was primarily a result of lower operating income in Personal Care, partially offset by higher operating income in Food & Pharmaceutical Colors. The lower operating income in Personal Care was primarily a result of lower volumes due to lower demand for makeup products due to COVID-19, higher raw material and manufacturing and other costs, and the unfavorable impact of foreign exchange rates, partially offset by higher selling prices. The higher operating income in Food & Pharmaceutical Colors was primarily due to lower raw material costs, volumes, and selling prices, partially offset by unfavorable manufacturing and other costs. Segment operating income as a percent of revenue was 19.2% in 2020 compared to 18.9% in 2019.

Asia Pacific
Segment revenue for the Asia Pacific segment was $121.2 million and $118.2 million for 2020 and 2019, respectively, an increase of approximately 3%. Foreign exchange rates had a minimal impact on segment revenues. Segment revenue was higher than the prior year due to higher volumes.

Segment operating income for the Asia Pacific segment was $22.1 million in 2020 and $19.4 million in 2019, an increase of approximately 14% compared to the prior year. Foreign exchange rates did not have a significant impact on segment operating income. The increase in segment operating income was a result of higher volumes and lower raw material costs. Segment operating income as a percent of revenue was 18.2% in 2020 and 16.4% in 2019, respectively.

Corporate & Other
The Corporate & Other operating loss was $56.4 million in 2020 and $74.4 million in 2019. The lower operating loss was primarily a result of lower divestiture & other related costs in 2020 of $12.2 million compared to $45.9 million in 2019. These lower divestiture & other related costs in 2020 were partially offset by higher stock based compensation of $6.3 million, operational improvement plan costs of $3.3 million, and the one-time COVID-19 employee payment of $3.0 million. There were no operational improvement plan costs or COVID-19 employee payment in 2019. See the Divestitures, Operational Improvement Plan, and COVID-19 Employee Payment sections above for further information.

RESULTS OF OPERATIONS
2019 vs. 2018

Revenue
Sensient’s revenue was approximately $1.3 billion and $1.4 billion in 2019 and 2018, respectively.

Gross Profit
The Company’s gross margin was 31.4% in 2019 and 33.6% in 2018. The decrease in gross margin was primarily a result of unfavorable volume and the impact of a $10.6 million inventory adjustment related to the divesting of the yogurt fruit preparations product line, partially offset by higher selling prices. See Divestitures below for further information on the inventory adjustment.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Legislation (2017 Tax Legislation). The 2017 Tax Legislation significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, the Company recorded a provisional net tax expense of $18.4 million during the fourth quarter of 2017. This amount consists of reevaluating the U.S. deferred tax assets and liabilities based on the lower corporate income tax rate, adjustments to the Company’s foreign tax credit carryover, and the one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. In 2018, the Company finalized its provisional estimates related to the 2017 Tax Legislation resulting in an income tax benefit of $6.6 million. Sensient considers $11.8 million to be the final net tax expense related to the 2017 Tax Legislation.

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

On July 10, 2018, the Company completed the acquisition of Sensient Natural Extraction Inc., a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. These operations are included in the Color segment.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. At such time, the Board of Directors approved the sale of the inks product line, which is within the Color segment, and the sale of the fragrances product line, which is within the Flavors & Extracts segment.

In the fourth quarter of 2019, the Company recorded a non-cash impairment charge of $34.6 million, primarily related to property, plant and equipment and allocated goodwill, in Selling and Administrative Expenses, related to the disposal groups as described in Note 14, Divestitures, to the Consolidated Financial Statements included in this report. The charge reduced the carrying value of certain long-lived assets to their fair value. An estimate of the fair value of these product lines less costs to sell was determined to be lower than their carrying value. This estimate for the fragrances product line will be finalized and adjusted as necessary upon the closing of the sale or as assumptions change. Also in the fourth quarter of 2019, the Company recorded a non-cash charge of $9.8 million and disposal costs of $0.8 million, in Cost of Products Sold, related to the yogurt fruit preparations divestiture. The charge reduced the carrying value of certain inventories, as they were determined to be excess as of December 31, 2019. The Company also incurred $0.7 million of additional costs, primarily related to severance, in the fourth quarter of 2019, in Selling and Administrative Expenses, related to the divestitures sold and to be sold, and other exit activities.

Index
NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share (which exclude the results of the product lines divested or to be divested, the divestiture & other related costs, and the impact of the 2017 Tax Legislation) and (2) percentage changes in revenue, operating income and diluted earnings per share on an adjusted local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars, the results of product lines divested or to be divested, the divestiture & other related costs, and the impact of the 2017 Tax Legislation).

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

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2019	2018	% Change
Revenue (GAAP)	$1,322,934	$1,386,815	(4.6%)
Revenue of the product lines divested or to be divested	(143,172)	(160,870)
Adjusted revenue	$1,179,762	$1,225,945	(3.8%)

Operating Income (GAAP)	$121,110	$203,378	(40.5%)
Divestiture & other related costs – Cost of products sold	10,567	-
Divestiture & other related costs – Selling and administrative expenses	35,313	-
Operating income of the product lines divested or to be divested	(1,978)	(3,123)
Adjusted operating income	$165,012	$200,255	(17.6%)

Net Earnings (GAAP)	$82,047	$157,360	(47.9%)
Divestiture & other related costs, before tax	45,880	-
Tax impact of divestiture & other related costs	(2,671)	-
Net earnings of the product lines divested or to be divested, before tax	(1,978)	(3,123)
Tax impact of the product lines divested or to be divested	399	103
2017 Tax Legislation	-	(6,634)
Adjusted net earnings	$123,677	$147,706	(16.3%)

Diluted Earnings per Share (GAAP)	$1.94	$3.70	(47.6%)
Divestiture & other related costs, net of tax	1.02	-
Results of operations of the product lines divested or to be divested, net of tax	(0.04)	(0.07)
2017 Tax Legislation	-	(0.16)
Adjusted diluted earnings per share	$2.92	$3.48	(16.1%)

Divestiture & other related costs are discussed under “Divestitures” above and Note 14, Divestitures, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2019 results compared to the 2018 results in the respective financial measures.

	Twelve Months Ended December 31, 2019
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	(6.2%)	(1.4%)	(0.3%)	(4.5%)
Color	(3.4%)	(2.7%)	(1.0%)	0.3%
Asia Pacific	(4.0%)	(0.4%)	0.0%	(3.6%)
Total Revenue	(4.6%)	(1.8%)	(0.7%)	(2.1%)

Operating Income
Flavors & Extracts	(22.3%)	(0.5%)	(0.8%)	(21.0%)
Color	(10.7%)	(2.9%)	0.1%	(7.9%)
Asia Pacific	(7.1%)	2.9%	0.0%	(10.0%)
Corporate & Other	173.4%	(0.1%)	168.6%	4.9%
Operating Income	(40.5%)	(1.6%)	(22.9%)	(16.0%)
Diluted Earnings per Share	(47.6%)	(1.4%)	(31.8%)	(14.4%)

(1)
For Revenue, adjustments consist of revenues of the product lines divested or to be divested. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the product lines divested or to be divested, divestitures & other related costs, and the impact of the 2017 Tax Legislation.

Note: Refer to table above for a reconciliation of these non-GAAP measures.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $700.4 and $746.9 million in 2019 and 2018, respectively. Foreign exchange rates decreased segment revenue by approximately 1% in 2019. Segment revenue was lower than the prior year due to lower revenue in Flavors, Extracts & Flavor Ingredients, Fragrances, Natural Ingredients, and Yogurt Fruit Preparations. The lower revenues in Flavors, Extracts & Flavor Ingredients and Fragrances was primarily a result of unfavorable volumes and exchange rates, partially offset by higher selling prices. The lower revenue in Natural Ingredients was primarily a result of unfavorable volumes and lower selling prices. The lower revenue in Yogurt Fruit Preparations was primarily a result of unfavorable volumes.

Flavors & Extracts segment operating income was $75.0 million in 2019 and $96.4 million in 2018, a decrease of approximately 22%. Foreign exchange rates decreased segment operating income by approximately 1%. The lower segment operating income was primarily a result of lower operating income in Flavors, Extracts & Flavor Ingredients and Fragrances. The lower operating income in Flavors, Extracts & Flavor Ingredients and Fragrances was primarily a result of lower volumes, higher manufacturing and other costs, and higher raw materials costs, partially offset by higher selling prices and a favorable product mix. Segment operating income as a percent of revenue was 10.7% and 12.9% for 2019 and 2018, respectively.

Index
Color
Segment revenue for the Color segment was $535.2 million in 2019 and $554.0 million in 2018, a decrease of approximately 3%. Foreign exchange rates decreased segment revenue by approximately 3%. The lower segment revenue was primarily a result of lower revenue in Personal Care and Inks, partially offset by higher revenue in Food & Pharmaceutical Colors. The lower revenue in Personal Care was primarily a result of lower volumes and unfavorable exchange rates. The lower revenue in Inks was primarily a result of lower volumes, lower prices, and unfavorable foreign exchange rates. The higher revenue in Food & Pharmaceutical Colors was primarily a result of higher volumes, the additional revenue from the Sensient Natural Extraction Inc. and GlobeNatural acquisitions, and higher selling prices, partially offset by unfavorable exchange rates. The additional revenue from the Sensient Natural Extraction Inc. and GlobeNatural acquisitions represent less than 1% of total segment revenue.

Segment operating income for the Color segment was $101.2 million in 2019 and $113.3 million in 2018, a decrease of approximately 11%. Foreign exchange rates decreased segment operating income by approximately 3%. The lower segment operating income was primarily a result of lower operating income in Food & Pharmaceutical Colors and Personal Care. The lower segment operating income in Food & Pharmaceutical Colors was primarily due to higher raw material costs, higher manufacturing and other costs, higher operating costs related to the Sensient Natural Extraction Inc. acquisition, and unfavorable exchange rates, partially offset by favorable volumes and product mix and higher selling prices. The lower segment operating income in Personal Care was primarily a result of lower volumes and the unfavorable impact of exchange rates, partially offset by higher selling prices. Segment operating income as a percent of revenue was 18.9% in 2019 compared to 20.5% in 2018.

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

LIQUIDITY AND FINANCIAL POSITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2020. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2021 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $218.8 million and $177.2 million in 2020 and 2019, respectively. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, and shareholder dividends. The increase in net cash provided by operating activities in 2020 is primarily due to favorable working capital changes.

Cash Flows from Investing Activities
Net cash used in investing activities was $33.4 million and $37.4 million in 2020 and 2019, respectively. Capital expenditures were $52.2 million in 2020 and $39.1 million in 2019. In 2020, the Company received $12.6 million of proceeds from the divestitures of the inks product line and the yogurt fruit preparations product line.

Cash Flows from Financing Activities
Net cash used in financing activities was $184.2 million in 2020 and $150.6 million in 2019. The Company had a net decrease in debt of $117.7 million and $87.4 million in 2020 and 2019, respectively. The Company has paid uninterrupted quarterly cash dividends since commencing public trading in its stock in 1962. Dividends paid per share were $1.56 in 2020 and $1.47 in 2019. Total dividends paid were $66.1 million and $62.2 million in 2020 and 2019, respectively.

Index
ISSUER PURCHASES OF EQUITY SECURITIES

Sensient purchased 1.1 million shares of Company stock in 2018 for a total cost of $76.7 million. There were no shares of Company stock purchased in 2020 or 2019. In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2020, 2.2 million shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2020. In conducting its annual test for impairment, the Company performed a qualitative assessment of its previously calculated fair values for each of its reporting units. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were above their respective net book values by at least 90%. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

In the fourth quarter of 2019, as a result of the Company meeting the assets held for sale criteria for its divestitures of its inks and fragrances (excluding its essential oils product line) product lines, the Company allocated $8.4 million of goodwill to that disposal group. The $8.4 million of goodwill related to the disposal groups was determined to be fully impaired. In 2020, the fair value of the disposal groups decreased, which resulted in the previously allocated goodwill of $2.2 million to be reallocated to its respective financial reporting units. See Note 14, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional details.

Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2020, the Company recorded gross deferred tax assets of $118 million with an associated valuation allowance of $48 million. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method with the exception of certain locations of the Flavors & Extracts segment where cost is determined using a weighted average method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

Index
The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. The Company recorded non-cash charges of $1.8 million and $9.8 million, in 2020 and 2019, respectively, in Cost of Products Sold primarily related to the yogurt fruit preparations divestiture. The charges reduced the carrying value of certain inventories, as they were determined to be excess. While significant judgment is involved in determining the net realizable value of inventory, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

The Company does not hold or issue derivative financial instruments for trading purposes. Note 1 and Note 7 to the Consolidated Financial Statements include discussions of the Company’s accounting policies for financial instruments.

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was an asset of $0.5 million and was a liability of $0.2 million as of December 31, 2020 and 2019, respectively. At December 31, 2020, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $2.1 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros and British Pounds. The Swiss Franc debt was extinguished in connection with the sale of the inks product line on June 30, 2020. These non-derivative debt instruments act as partial hedges of the Company’s Euro and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.7 million at December 31, 2020. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2020, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be immaterial.

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

Index
Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are set forth below and the supplementary data required by this item are set forth in Item 6 above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2020, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Index
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2020 (2021 Proxy Statement), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” “Chief Executive Officer Pay Ratio,” and “Equity Compensation Plan Information” portions of the 2021 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related shareholder matters appearing under “Principal Shareholders” in the 2021 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2021 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2021 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2021 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed:

1 and 2:	Financial Statements and Financial Statement Schedule. See below for “List of Financial Statements and Financial Statement Schedule.”

3:	See Exhibit Index following this report.

List of Financial Statements and Financial Statement Schedule

1.	Financial Statements

The following consolidated financial statements of Sensient Technologies Corporation and subsidiaries are included in this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm	65-67

Consolidated Balance Sheets – December 31, 2020 and 2019	38

Consolidated Statements of Earnings – Years ended December 31, 2020, 2019 and 2018	36

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018	37

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2020, 2019 and 2018	40

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018	39

Notes to Consolidated Financial Statements	41-64

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	68

All other schedules are omitted because they are inapplicable, not required by the instructions, or the information is included in the consolidated financial statements or notes thereto.

Item 16.	Form 10-K Summary.

None.

Index

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(In thousands except per share amounts)	2020	2019	2018
Revenue	$1,332,001	$1,322,934	$1,386,815
Cost of products sold	908,254	908,061	920,686
Selling and administrative expenses	271,091	293,763	262,751
Operating income	152,656	121,110	203,378
Interest expense	14,811	20,107	21,853
Earnings before income taxes	137,845	101,003	181,525
Income taxes	28,373	18,956	24,165
Net earnings	$109,472	$82,047	$157,360

Earnings per common share:
Basic	$2.59	$1.94	$3.71
Diluted	$2.59	$1.94	$3.70

Weighted average number of common shares outstanding:
Basic	42,301	42,263	42,404
Diluted	42,346	42,294	42,499

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)	Years Ended December 31,
	2020	2019	2018
Net earnings	$109,472	$82,047	$157,360
Cash flow hedges adjustment, net of tax of $524, $193 and $32, respectively	948	(346)	816
Pension adjustment, net of tax of $475, $409 and $347, respectively	(1,293)	(1,221)	1,027
Foreign currency translation on net investment hedges	(24,044)	3,091	13,661
Tax effect of current year activity on net investment hedges	5,973	(768)	(3,393)
Foreign currency translation on long-term intercompany loans	(7,731)	(752)	3,276
Tax effect of current year activity on intercompany long-term loans	3,757	(768)	(2,498)
Reclassification of cumulative translation to net earnings	(8,625)	-	-
Other foreign currency translation	34,932	3,311	(27,721)
Total comprehensive income	$113,389	$84,594	$142,528

See notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$24,770	$21,153
Trade accounts receivable	234,132	213,201
Inventories	381,346	422,517
Prepaid expenses and other current assets	48,578	40,049
Assets held for sale	52,760	91,293
Total current assets	741,586	788,213
Other assets	89,883	80,939
Deferred tax assets	29,678	14,976
Intangible assets, net	10,930	11,802
Goodwill	423,290	407,042
Property, Plant, and Equipment:
Land	31,422	31,431
Buildings	316,533	298,733
Machinery and equipment	703,485	652,063
Construction in progress	21,759	24,613
	1,073,199	1,006,840
Less accumulated depreciation	(627,706)	(569,661)
	445,493	437,179
Total assets	$1,740,860	$1,740,151

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$107,324	$94,653
Accrued salaries, wages, and withholdings from employees	34,462	18,655
Other accrued expenses	42,985	41,429
Income taxes	4,598	6,841
Short-term borrowings	9,247	20,612
Liabilities held for sale	17,339	19,185
Total current liabilities	215,955	201,375
Deferred tax liabilities	13,411	15,053
Other liabilities	30,213	17,813
Accrued employee and retiree benefits	28,941	25,822
Long-term debt	518,004	598,499
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid-in capital	102,909	98,425
Earnings reinvested in the business	1,578,662	1,536,100
Treasury stock, 11,647,627 and 11,682,636 shares, respectively, at cost	(593,540)	(595,324)
Accumulated other comprehensive loss	(159,091)	(163,008)
	934,336	881,589
Total liabilities and shareholders’ equity	$1,740,860	$1,740,151

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Years ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net earnings	$109,472	$82,047	$157,360
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	49,641	55,015	53,244
Share-based compensation expense (income)	5,608	(739)	503
Net (gain) loss on assets	(252)	(1,122)	63
Loss on divestitures and other charges	6,904	44,375	-
Deferred income taxes	(8,705)	(19,340)	9,844
Changes in operating assets and liabilities:
Trade accounts receivable	(11,357)	10,930	(96,638)
Inventories	46,828	25,238	(34,114)
Prepaid expenses and other assets	(12,868)	3,257	(12,544)
Trade accounts payable and other accrued expenses	15,524	(18,251)	7,457
Accrued salaries, wages, and withholdings from employees	15,140	(3,039)	599
Income taxes	22	(1,836)	(7,335)
Other liabilities	2,823	647	5,081
Net cash provided by operating activities	218,780	177,182	83,520

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment	(52,162)	(39,100)	(50,740)
Cash receipts on sold receivables	-	-	91,142
Proceeds from sale of assets	1,075	2,242	2,615
Proceeds from divestiture of businesses	12,595	-	-
Acquisition of new business	-	-	(31,100)
Other investing activities	5,071	(553)	2,916
Net cash (used in) provided by investing activities	(33,421)	(37,411)	14,833

Cash Flows from Financing Activities
Proceeds from additional borrowings	36,667	47,083	322,529
Debt payments	(154,348)	(134,449)	(284,332)
Purchase of treasury stock	-	-	(76,734)
Dividends paid	(66,057)	(62,190)	(57,410)
Other financing activities	(415)	(1,027)	(2,777)
Net cash used in financing activities	(184,153)	(150,583)	(98,724)

Effect of exchange rate changes on cash and cash equivalents	2,411	64	2,928

Net increase (decrease) in cash and cash equivalents	3,617	(10,748)	2,557
Cash and cash equivalents at beginning of year	21,153	31,901	29,344

Cash and cash equivalents at end of year	$24,770	$21,153	$31,901

Cash paid during the year for:
Interest	$14,751	$20,130	$21,567
Income taxes	44,755	40,139	24,089
Capitalized interest	514	540	604

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share and per share amounts)	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2017	$5,396	$107,176	$1,414,485	10,759,291	$(525,422)	$(149,334)
Net earnings			157,360
Other comprehensive loss						(14,832)
Cash dividends paid – $1.35 per share			(57,410)
Share-based compensation		503
Stock options exercised		(80)		(4,000)	200
Non-vested stock issued upon vesting		(5,454)		(111,185)	5,454
Benefit plans		350		(15,126)	769
Purchase of treasury stock				1,060,000	(76,734)
Other		(832)	1,808	42,243	(2,067)	(1,389)
Balances at December 31, 2018	5,396	101,663	1,516,243	11,731,223	(597,800)	(165,555)
Net earnings			82,047
Other comprehensive income						2,547
Cash dividends paid – $1.47 per share			(62,190)
Share-based compensation		(739)
Non-vested stock issued upon vesting		(2,343)		(45,981)	2,343
Benefit plans		72		(18,597)	948
Other		(228)		15,991	(815)
Balances at December 31, 2019	5,396	98,425	1,536,100	11,682,636	(595,324)	(163,008)
Net earnings			109,472
Other comprehensive income						3,917
Cash dividends paid – $1.56 per share			(66,057)
Share-based compensation		5,608
Non-vested stock issued upon vesting		(1,352)		(26,515)	1,352
Benefit plans		241		(16,344)	833
Other		(13)	(853)	7,850	(401)
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2020, 2019, and 2018

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and fragrances. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; cosmetic, fragrances, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group (formerly known as the Flavors & Fragrances segment; see Note 12, Segment and Geographic Information) and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring including operational improvement plans, divestiture, share-based compensation, COVID-19 employee payment, and other costs are included in the “Corporate & Other” category. In the second quarter of 2020, the Company divested its inks product line, and in the third quarter of 2020, the Company divested its yogurt fruit preparations product line.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method with the exception of certain locations of the Flavors & Extracts Group where cost is determined using a weighted average method. Inventories include finished and in-process products totaling $268.1 million and $313.1 million at December 31, 2020 and 2019, respectively, and raw materials and supplies of $113.2 million and $109.4 million at December 31, 2020 and 2019, respectively.

The Company recorded a non-cash charge of $1.8 million and $9.8 million, in Cost of products sold related to the divested product lines in 2020 and 2019, respectively. The non-cash charge reduced the carrying value of certain inventories, as they were determined to be excess. See Note 14, Divestitures, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2019, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2020 and 2018, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2020, 2019 or 2018.

The Company met the assets held for sale criteria in the fourth quarter of 2019 for its inks and fragrances product lines (excluding the essential oils product line), resulting in $8.4 million of goodwill being allocated to those disposal groups in 2019. In 2020, the fair value of the disposal groups decreased, which resulted in the previously allocated goodwill of $2.2 million to be reallocated to its respective financial reporting units. See Note 4, Goodwill and Intangible Assets, and Note 14, Divestitures, for additional information.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 20 years. These assets include technological know-how, customer relationships, patents, trademarks, and non-compete agreements, among others.

Index
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s divestiture of its inks product line and its anticipated divestiture of its fragrances product line (excluding its essential oils product line). See Note 14, Divestitures, for additional information.
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

Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2020, 2019, and 2018.

Share-Based Compensation
Share-based compensation expense is recognized over the vesting period of each award based on the fair value of the instrument at the time of grant as summarized in Note 8, Share-Based Compensation.

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

Index
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

The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(In thousands except per share amounts)	2020	2019	2018
Numerator:
Net earnings	$109,472	$82,047	$157,360
Denominator:
Denominator for basic EPS - weighted average common shares	42,301	42,263	42,404
Effect of dilutive securities	45	31	95
Denominator for diluted EPS - diluted weighted average shares outstanding	42,346	42,294	42,499

Earnings per Common Share
Basic	$2.59	$1.94	$3.71
Diluted	$2.59	$1.94	$3.70

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2020, 2019, and 2018.

In 2020, 2019, and 2018, there were no anti-dilutive stock options. All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in Selling and Administrative Expenses in the year they are incurred. Research and development costs were $38.5 million, $40.1 million, and $43.0 million, during the years ended December 31, 2020, 2019, and 2018, respectively.

Advertising
Advertising costs are recorded in Selling and Administrative Expenses as they are incurred. Advertising costs were $2.0 million, $2.2 million, and $2.5 million, during the years ended December 31, 2020, 2019, and 2018, respectively.
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

Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued. See Note 17, Subsequent Event, for additional information.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment model with a methodology that reflects expected credit losses. Under the new standard, entities are required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions, and reasonable forecasts. The Company adopted this standard in the first quarter of 2020. The adoption of this standard resulted in an increase of $0.9 million to the allowance for losses on Trade Accounts Receivable and a corresponding decrease in Earnings Reinvested in the Business as of January 1, 2020. The adoption of this standard did not have an impact on the Company’s Consolidated Statements of Earnings or to cash provided by or used in operating, financing, or investing activities on the Company’s Consolidated Statements of Cash Flows.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans Subtopic 715-20, which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans – General. This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The Company adopted this standard in the fourth quarter of 2020, and the adoption did not have a material impact on the Company’s related disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other inter-bank offered rates to alternative rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

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

On July 10, 2018, the Company completed the acquisition of Mazza Innovation Limited (now known as Sensient Natural Extraction Inc.), a botanical extraction business with patented solvent-free extraction processes, located in Vancouver, Canada. The Company paid $19.8 million of cash for this acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company acquired net assets of $4.0 million and identified intangible assets, principally technological know-how, of $6.9 million. The remaining $8.9 million was allocated to goodwill. These operations are included in the Color segment.

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the year ended December 31, 2020:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	565
Accounts written off	(1,590)
Divestitures	(2,174)
Translation and other activity	(676)
Balance at December 31, 2020	$3,891

See Note 14, Divestitures, for further information regarding the divestitures included in the above table.

4. Goodwill and Intangible Assets

At December 31, 2020 and 2019, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2020 and 2019:

		2020		2019
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	17.8	$7,570	$(1,787)	$7,570	$(1,391)
Customer relationships	13.4	3,401	(1,898)	3,474	(1,653)
Patents, trademarks, non-compete agreements, and other	15.2	10,925	(7,281)	10,496	(6,694)
Total finite-lived intangibles	15.8	$21,896	$(10,966)	$21,540	$(9,738)

In 2020, $1.7 million of intangible assets ($2.1 million of cost and $0.4 million of accumulated amortization) was recorded in Assets held for sale on the Consolidated Balance Sheet related to the fragrances product line (excluding its essential oils product line). See Note 14, Divestitures, for additional information.

In 2019, $5.0 million of intangible assets ($18.8 million of cost and $13.8 million of accumulated amortization) was recorded in Assets held for sale on the Consolidated Balance Sheet related to the fragrances product line (excluding its essential oils product line) and the inks product line. See Note 14, Divestitures, for additional information.

Amortization of intangible assets was $1.5 million in 2020, $2.9 million in 2019, and $2.3 million in 2018. Estimated amortization expense, for the five years subsequent to December 31, 2020, is $1.5 million in 2021 and 2022; $1.3 million in 2023; and $1.1 million in 2024 and 2025.

Index
The changes in goodwill for the years ended December 31, 2020 and 2019, by reportable business segment, were as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Balance as of December 31, 2018	$112,086	$298,908	$5,181	$416,175
Currency translation impact	(184)	(641)	77	(748)
Goodwill related to divestitures(1)	(3,754)	(4,631)	-	(8,385)
Balance as of December 31, 2019	$108,148	$293,636	$5,258	$407,042
Currency translation impact	3,565	10,086	399	14,050
Goodwill related to divestitures(2)	657	1,541	-	2,198
Balance as of December 31, 2020	$112,370	$305,263	$5,657	$423,290

(1)
In the fourth quarter of 2019, the Company met all of the assets held for sale criteria related to the divestitures of its inks product line and fragrances product line (excluding its essential oils product line). Goodwill of $8.4 million was allocated to those disposal groups and was determined to be fully impaired based on the estimated fair value of each of the disposal groups. See Note 14, Divestitures, for additional information.

(2)
In 2020, the fair value of the disposal groups decreased, which resulted in the previously allocated goodwill of $2.2 million to be reallocated to its respective financial reporting units. See Note 14, Divestitures, for additional information.

5. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $10.6 million and $11.2 million during the years ended December 31, 2020 and 2019, respectively. Rent expense totaled $13.5 million during the year ended December 31, 2018.

For the years ended December 31, 2020 and 2019, the Company paid $9.2 million and $9.9 million, respectively, in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $13.0 million and $7.1 million of right-of-use assets in exchange for operating lease obligations for the years ended December 31, 2020 and 2019, respectively.

The Company included $23.3 million and $16.8 million of right-of-use assets in Other assets, $6.0 million and $7.2 million of operating lease liabilities in Other accrued expenses, $17.5 million and $9.9 million of operating lease liabilities in Other liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The Company included $1.8 million in Assets held for sale and $1.8 million in Liabilities held for sale as of December 31, 2019.

The Company’s weighted average remaining operating lease term was 6.3 years as of December 31, 2020. The Company’s weighted average discount rate for operating leases was 4.5% as of December 31, 2020.

As of December 31, 2020, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)
Year ending December 31,
2021	$6,861
2022	4,762
2023	3,436
2024	2,500
2025	1,945
Thereafter	7,850
Total lease payments	27,354
Less imputed interest	(3,806)
Present value of lease liabilities	$23,548

Index

6. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(In thousands)	2020	2019
3.66% senior notes due November 2023	$75,000	$75,000
3.65% senior notes due May 2024	27,000	27,000
4.19% senior notes due November 2025	25,000	25,000
1.85% Euro-denominated senior notes due November 2022	81,672	74,968
3.06% Euro-denominated senior notes due November 2023	46,722	42,887
1.27% Euro-denominated senior notes due May 2024	61,080	56,066
1.71% Euro-denominated senior notes due May 2027	48,864	44,853
2.53% British Pound-denominated notes due November 2023	34,176	33,143
2.76% British Pound-denominated notes due November 2025	34,176	33,143
Term loan	8,375	51,438
Revolving Credit Facilities	83,324	134,393
Various other notes	1,647	783
Total debt	527,036	598,674
Less debt fees	(143)	(175)
Less current portion	(8,889)	-
Total long-term debt	$518,004	$598,499

In October 2019, the Company amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to reduce the program amount from $70 million to $65 million. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $65 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The $65 million facility was renewed in October 2020. The interest rate on the Secured Loan is LIBOR plus 1.00%. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility, or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2020, the amount was fully drawn.

In May 2017, the Company executed an amended and restated credit agreement with a syndicate of banks to, among other things, (a) increase Sensient’s term loan facility by $30 million (from $115 million to $145 million), (b) extend the maturity of Sensient’s $350 million multi-currency revolving credit facility from November 2020 to May 2022, and (c) modify certain other provisions of the credit agreement as set forth therein. At December 31, 2020, the Company’s term loan borrowings total $8.4 million, with repayments completing in 2021. Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.

The borrowings under the term loan had an average interest rate of 2.20% and 3.83% for the years ended December 31, 2020 and 2019, respectively.

The borrowings under the revolving credit facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 1.35% and 1.44% for the years ended December 31, 2020 and 2019, respectively.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2020, are as follows:

(In thousands)
Year ending December 31,
2021	$73,892
2022	100,481
2023	156,414
2024	88,210
2025	59,176
Thereafter	48,863
Total long-term debt maturities	$527,036

Index
The Company had $329.0 million available under the revolving credit facility and $45.8 million available under other lines of credit from several banks at December 31, 2020.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The Company is in compliance with all of these restrictions at December 31, 2020. The following table summarizes the Company’s most restrictive loan covenants calculated in accordance with the applicable agreements as of December 31, 2020:

	Actual	Required
Debt to EBITDA(1) (Maximum)	2.40	<3.50
Interest Coverage (Minimum)	6.61	>2.00

(1)
Debt to EBITDA is defined in the Company’s debt covenants as total funded debt divided by the Company’s consolidated operating income excluding non-operating gains and losses and depreciation and amortization.

The Company had stand-by and trade letters of credit outstanding of $2.7 million and $2.6 million as of December 31, 2020 and 2019, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(In thousands)	2020	2019
U.S. credit facilities	$138	$20,280
Current maturities of long-term debt	8,889	-
Loans of foreign subsidiaries	220	332
Total	$9,247	$20,612

The weighted average interest rates on short-term borrowings were 1.36% and 2.53% at December 31, 2020 and 2019, respectively.

7. Derivative Instruments and Hedging Activity

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $54.1 million and $59.9 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, losses of $1.3 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the years ended December 31, 2019 and 2018, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Index
Net Investment Hedges
The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of December 31, 2020, the total value of the Company’s net investment hedges was $325.0 million.  These net investment hedges included Euro and British Pound denominated long-term debt. As of December 31, 2019, the total value of the Company’s net investment hedges was $363.4 million. These net investment hedges then included Euro, Swiss Franc, and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. The impact of foreign exchange rates on these debt instruments has increased debt by $24.0 million and decreased debt by $3.1 million for the years ended December 31, 2020 and 2019, respectively, which has been recorded as foreign currency translation in OCI. For the year ended December 31, 2020, losses of $10.8 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. These losses were primarily associated with the termination of the net investment hedge related to the Swiss Franc debt that was terminated in connection with the sale of the inks product line, including the Swiss legal entity, on June 30, 2020. See Note 14, Divestitures, for additional information. There were no amounts reclassified into net earnings for the years ended December 31, 2019 and 2018.

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

8. Share-Based Compensation

The Company has various stock plans, under which employees and directors may be granted non-vested stock which vests over a specific time period. In April 2017, the Company approved the 2017 Stock Plan authorizing 1.8 million shares for issuance as non-vested stock in the form of restricted stock, restricted stock units, performance stock units, non-qualified stock options, incentive stock options and stock appreciation rights. As of December 31, 2020, there were 1.2 million shares available to issue as non-vested stock under the Company’s existing stock plans.

The Company recognizes expense for shares of non-vested stock over the vesting period with a pro-rata vesting upon retirement. Beginning with awards granted in December 2013, the vesting period is three years. During the period of restriction, the holder of non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. The holders of the performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and shares of stock issued.

Grants issued after December 2013 and before December 2020, to elected officers, consist of 100% performance stock unit awards. These awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant, except for the grant issued in December 2019, which would result in an award up to 200% of the original grant for three-year performance that exceeds the stated performance metrics. The December 2020 grant consists of 60% performance stock unit awards and 40% non-vested restricted stock awards. The December 2020 performance stock unit awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 200% of the original grant. The December 2020 non-vested restricted stock awards granted are based on a three-year vesting period with a pro-rata vesting upon retirement.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

Index
The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	412	$65.64	$30,113
Granted	142	59.45
Vested	(111)	56.91
Cancelled	(63)	64.71
Outstanding at December 31, 2018	380	66.02	21,239
Granted	134	60.04
Vested	(46)	63.61
Cancelled	(64)	62.39
Outstanding at December 31, 2019	404	64.89	26,710
Granted	142	65.61
Vested	(27)	74.21
Cancelled	(68)	73.39
Outstanding at December 31, 2020	451	$63.28	$33,283

The total intrinsic values of shares vested during 2020, 2019, and 2018, was $1.4 million, $3.0 million, and $7.7 million, respectively.

As of December 31, 2020, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $16.6 million, which will be amortized over the weighted average remaining service period of 2.34 years.

Total pre-tax share-based compensation expense (income) recognized in the Consolidated Statements of Earnings was $5.6 million, ($0.7) million, and $0.5 million in 2020, 2019, and 2018, respectively. The Company also recognized tax related benefits (expense) of $0.8 million, ($0.2) million and ($0.3) million, in 2020, 2019, and 2018, respectively. During the year ended December 31, 2019, the Company determined that it was not probable that it would meet the stated performance metrics related to certain performance-based awards resulting in an adjustment of share-based compensation of $3.6 million.

9. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $6.1 million in 2020 and $6.0 million in 2019 and 2018.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(In thousands)	2020	2019
Benefit obligation at beginning of year	$39,421	$34,152
Service cost	1,601	1,432
Interest cost	1,022	1,273
Foreign currency exchange rate changes	690	558
Benefits paid	(1,948)	(1,899)
Amendments	42	-
Actuarial loss	4,803	3,905
Benefit obligation at end of year	45,631	39,421
Plan assets at beginning of year	31,776	28,299
Company contributions	1,117	1,086
Foreign currency exchange rate changes	882	968
Benefits paid	(1,948)	(1,899)
Actual gain on plan assets	3,849	3,322
Plan assets at end of year	35,676	31,776
Funded status	$(9,955)	$(7,645)
Accumulated benefit obligation	$44,559	$38,596

Amounts recognized in the Consolidated Balance Sheets at December 31:

(In thousands)	2020	2019
Accrued employee and retiree benefits	$(19,349)	$(17,143)
Other accrued expenses	(722)	(710)
Other assets	10,116	10,208
Net liability	$(9,955)	$(7,645)

Components of annual benefit cost:

(In thousands)	2020	2019	2018
Service cost	$1,601	$1,432	$1,465
Interest cost	1,022	1,273	1,137
Expected return on plan assets	(813)	(896)	(896)
Recognized actuarial loss (gain)	41	(176)	(141)
Settlement income	-	-	(179)
Defined benefit expense	$1,851	$1,633	$1,386

Weighted average liability assumptions as of December 31:

	2020	2019
Discount rate	1.87%	2.69%
Expected return on plan assets	2.17%	2.68%
Rate of compensation increase	0.34%	0.34%

Weighted average cost assumptions for the year ended December 31:

	2020	2019	2018
Discount rate	2.69%	3.80%	3.16%
Expected return on plan assets	2.68%	3.21%	3.03%
Rate of compensation increase	0.34%	0.31%	0.33%

Index
The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2020, which include employees’ expected future service, are as follows: 2021, $1.6 million; 2022, $3.9 million; 2023, $1.6 million; 2024, $4.0 million; 2025, $1.7 million; and $11.7 million in total for the years 2026 through 2030.

The Company expects to contribute $1.2 million to defined benefit plans in 2021.

Amounts in accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2020	2019
Unrecognized net actuarial loss	$2,402	$683
Prior service cost	187	146
Total before tax effects	$2,589	$829

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2020	2019	2018
Net actuarial (loss) gain arising during the period	$(1,293)	$(1,091)	$1,257
Prior service cost	(32)	-	(127)
Amortization of actuarial loss (gain), included in defined benefit expense	32	(130)	(103)
Pension adjustment, net of tax	$(1,293)	$(1,221)	$1,027

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2020 and 2019:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2020 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
(In thousands)	2020	Level 1	Level 2	Level 3	2019	Level 1	Level 2	Level 3
Equity Funds
Domestic	$6,565	$6,565	$-	$-	$6,003	$6,003	$-	$-
International	97	-	97	-	104	-	104	-
International Fixed Income Funds	28,911	1,190	27,721	-	25,556	1,269	24,287	-
Other investments	103	76	27	-	113	79	34	-
Total assets at fair value	$35,676	$7,831	$27,845	$-	$31,776	$7,351	$24,425	$-

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
10. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2020, 2019, and 2018:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2017	$(669)	$(309)	$(148,356)	$(149,334)
Other comprehensive income (loss) before reclassifications	667	1,130	(16,675)	(14,878)
Amounts reclassified from OCI	149	(103)	-	46
Adoption of ASU 2018-02	-	(169)	(1,220)	(1,389)
Balance as of December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income (loss) before reclassifications	(111)	(1,091)	4,114	2,912
Amounts reclassified from OCI	(235)	(130)	-	(365)
Balance as of December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive income (loss) before reclassifications	(374)	(1,325)	12,887	11,188
Amounts reclassified from OCI	1,322	32	(8,625)	(7,271)
Balance as of December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
(1)	Cash Flow Hedges and Pension Items are net of tax.

In 2018, the Company adopted ASU 2018-02, Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income, resulting in the reclassification of OCI into Earnings Reinvested in the Business.

11. Income Taxes

Earnings before income taxes were as follows:

(In thousands)	2020	2019	2018
United States	$72,593	$38,356	$80,641
Foreign	65,252	62,647	100,884
Total	$137,845	$101,003	$181,525

The provision for income taxes was as follows:

(In thousands)	2020	2019	2018
Current income tax expense (benefit):
Federal (1)	$9,660	$12,994	$(9,071)
State	3,000	2,622	205
Foreign	24,418	22,680	23,187
	37,078	38,296	14,321
Deferred expense (benefit):
Federal	(6,918)	(17,246)	3,977
State	(565)	18	3,164
Foreign	(1,222)	(2,112)	2,703
	(8,705)	(19,340)	9,844
Income taxes	$28,373	$18,956	$24,165

(1)
In 2018, this amount includes $3.9 million of income tax benefit related to a reduction in the 2017 estimate of the one-time transition tax on earnings of foreign subsidiaries enacted by the 2017 Tax Legislation (see discussion below).

Index
The reconciliation between the U.S. Federal tax rate and the actual effective tax rate was as follows:

	2020	2019	2018
Taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.2	2.2	1.1
Tax credits	(1.5)	(2.6)	(1.5)
Taxes on foreign earnings	2.8	5.1	(0.4)
Global Intangible Low-Taxed Income	0.1	0.9	0.6
Foreign Derived Tangible Income	(1.1)	(1.0)	(0.6)
Loss on balance sheet hedge	2.0	-	-
Resolution of prior years’ tax matters	(0.1)	(0.4)	(0.3)
Valuation allowance adjustments	(3.7)	(8.8)	0.4
2017 Tax Legislation	-	-	(3.7)
U.S. tax accounting method changes	-	-	(2.9)
Other, net	(1.1)	2.4	(0.4)
Effective tax rate	20.6%	18.8%	13.3%

Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from Global Intangible Low-Taxed Income (GILTI). The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rates in 2020 and 2019 were both impacted by tax costs related to the divestitures and the release of valuation allowances related to the foreign tax credit carryover. The 2019 effective tax rate was also impacted by valuation allowance adjustments related to foreign net operating losses. The effective tax rate in 2018 was also favorably impacted by U.S. tax accounting method changes that were filed with the IRS in the second quarter of 2018 and generation of foreign tax credits during 2018.

The Company’s valuation allowance at December 31, 2020 and 2019 was $47.8 million and $54.3 million, respectively. The valuation allowance was increased by $16.2 million in the first quarter of 2019 related to the increase in the foreign tax credit deferred tax asset. During 2019 and 2020, the Company completed tax planning strategies and Federal tax regulations were finalized that resulted in the partial release of this valuation allowance. The valuation allowance was also increased in 2019 by $6.8 million for the deferred tax assets related to net operating losses that the Company does not believe are more likely than not to be realized.

The decrease of the 2020 effective tax rate from GILTI compared to 2019 is primarily the result of the US Treasury releasing final regulations in 2020 that changed the high tax election for GILTI and Sensient applying the high tax election for 2020.

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

Index
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(In thousands)	2020	2019
Deferred tax assets:
Benefit plans	$7,665	$6,293
Liabilities and reserves	19,291	21,085
Operating loss and credit carryovers(1)	77,756	82,000
Other	13,228	1,126
Gross deferred tax assets	117,940	110,504
Valuation allowance(1)	(47,813)	(54,326)
Deferred tax assets	70,127	56,178
Deferred tax liabilities:
Property, plant, and equipment	(31,709)	(29,869)
Goodwill	(22,012)	(21,744)
Other	-	(5,192)
Deferred tax liabilities	(53,721)	(56,805)
Net deferred tax assets (liabilities)	$16,406	$(627)

(1)
In the first quarter of 2019, the Company recognized an increase in its foreign tax credit carryover and corresponding valuation allowance of $16.2 million, related to the finalization of certain tax regulations.

At December 31, 2020, foreign tax credit carryovers were $39.3 million, all of which expires before 2035. At December 31, 2020, foreign operating loss carryovers were $110 million. Included in the foreign operating loss carryovers are losses of $11.8 million that expire through 2035, and $98.2 million that expire after 2035 or do not have an expiration date. At December 31, 2020, state operating loss carryovers were $132.6 million, which expire prior to 2035.

At December 31, 2020 and 2019, $0.1 million of deferred tax assets and $0.6 million of deferred tax liabilities, respectively, are classified as Liabilities held for sale on the Consolidated Balance Sheet.

The Company is electing to recognize GILTI as a period expense in the period the tax is incurred.

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2020, no additional income or withholding taxes have been provided for the $625 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $28.3 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2020 and 2019 is as follows:

(In thousands)	2020	2019
Balance at beginning of year	$6,032	$6,026
Increases for tax positions taken in the current year	805	750
Increases for tax positions taken in prior years	1,267	199
Decreases related to settlements with tax authorities	(386)	(341)
Decreases as a result of lapse of the applicable statutes of limitations	(625)	(591)
Foreign currency exchange rate changes	352	(11)
Balance at the end of year	$7,445	$6,032

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $6.6 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. As of December 31, 2020 and 2019, $0.7 million and $0.6 million, respectively, of accrued interest and penalties were reported as an income tax liability in each period. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other liabilities on the Company’s Consolidated Balance Sheet at December 31, 2020.

Index
The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2020, will decrease by approximately $2.5 million during 2021, of which $0.3 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2021. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before divestiture & other related costs, share-based compensation, restructuring and other charges including operational improvement plan costs, one-time COVID-19 employee payment, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of investments, deferred tax assets, and fixed assets.

In 2020, the Company changed the name of its Flavors & Fragrances segment to the Flavors & Extracts segment in order to more accurately reflect the group’s product portfolio. In addition, the Company changed the name of its Food & Beverage Colors product line to Food & Pharmaceutical Colors.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before divestiture & other related costs, share-based compensation, and restructuring and other charges including operational improvement plan costs, which are reported in Corporate & Other.

The Company’s three reportable segments are Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor and fragrance products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals and nutraceuticals; colors, ingredients and systems for cosmetics; specialty inks and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and fragrance products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses, COVID-19 employee payment, and other costs are included in the “Corporate & Other” category.

Divestiture & other related costs and restructuring and other costs, including the operational improvement plan costs, for the years ended December 31, 2020 and 2019, are further described in Note 14, Divestitures, and Note 15, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. There were no divestiture & other related costs, restructuring and other costs, or operational improvement plan costs in 2018. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Index

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2020:
Revenue from external customers	$724,483	$486,536	$120,982	$-	$1,332,001
Intersegment revenue	17,552	14,482	245	-	32,279
Total revenue	742,035	501,018	121,227	-	1,364,280

Operating income (loss)	90,974	96,034	22,075	(56,427)	152,656
Interest expense	-	-	-	14,811	14,811
Earnings (loss) before income taxes	90,974	96,034	22,075	(71,238)	137,845

Assets	686,348	718,665	100,258	235,589	1,740,860
Capital expenditures	24,541	19,840	2,687	5,094	52,162
Depreciation and amortization	24,801	19,368	2,578	2,894	49,641

2019:
Revenue from external customers	$682,705	$522,051	$118,178	$-	$1,322,934
Intersegment revenue	17,651	13,108	70	-	30,829
Total revenue	700,356	535,159	118,248	-	1,353,763

Operating income (loss)	74,961	101,190	19,382	(74,423)	121,110
Interest expense	-	-	-	20,107	20,107
Earnings (loss) before income taxes	74,961	101,190	19,382	(94,530)	101,003

Assets	714,779	734,343	99,183	191,846	1,740,151
Capital expenditures	16,968	16,521	2,545	3,066	39,100
Depreciation and amortization	27,179	22,088	2,581	3,167	55,015

2018:
Revenue from external customers	$723,189	$540,499	$123,127	$-	$1,386,815
Intersegment revenue	23,743	13,505	37	-	37,285
Total revenue	746,932	554,004	123,164	-	1,424,100

Operating income (loss)	96,433	113,306	20,856	(27,217)	203,378
Interest expense	-	-	-	21,853	21,853
Earnings (loss) before income taxes	96,433	113,306	20,856	(49,070)	181,525

Assets	782,145	752,305	103,808	186,682	1,824,940
Capital expenditures	23,679	21,744	2,858	2,459	50,740
Depreciation and amortization	25,922	21,931	2,451	2,940	53,244

Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

Index
The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2020:
Revenue from external customers:
North America	$491,641	$241,608	$81	$-	$733,330
Europe	160,083	129,704	193	-	289,980
Asia Pacific	30,080	52,414	117,427	-	199,921
Other	42,679	62,810	3,281	-	108,770
Total revenue from external customers	$724,483	$486,536	$120,982	$-	$1,332,001
Long-lived assets:
North America	$244,921	$252,906	$-	$102,577	$600,404
Europe	112,424	226,840	-	-	339,264
Asia Pacific	204	4,670	31,834	-	36,708
Other	782	22,116	-	-	22,898
Total long-lived assets	$358,331	$506,532	$31,834	$102,577	$999,274

2019:
Revenue from external customers:
North America	$448,393	$251,593	$112	$-	$700,098
Europe	158,902	148,393	336	-	307,631
Asia Pacific	32,203	57,268	116,508	-	205,979
Other	43,207	64,797	1,222	-	109,226
Total revenue from external customers	$682,705	$522,051	$118,178	$-	$1,322,934
Long-lived assets:
North America	$251,822	$220,723	$-	$80,128	$552,673
Europe	102,631	242,311	-	-	344,942
Asia Pacific	1,017	3,758	31,007	-	35,782
Other	504	18,037	-	-	18,541
Total long-lived assets	$355,974	$484,829	$31,007	$80,128	$951,938

2018:
Revenue from external customers:
North America	$477,083	$245,649	$-	$-	$722,732
Europe	173,562	168,340	155	-	342,057
Asia Pacific	31,506	59,548	121,975	-	213,029
Other	41,038	66,962	997	-	108,997
Total revenue from external customers	$723,189	$540,499	$123,127	$-	$1,386,815
Long-lived assets:
North America	$255,131	$230,187	$-	$76,996	$562,314
Europe	125,157	265,688	-	-	390,845
Asia Pacific	1,061	3,319	27,872	-	32,252
Other	277	16,387	-	-	16,664
Total long-lived assets	$381,626	$515,581	$27,872	$76,996	$1,002,075

Sales in the United States, based on the final country of destination of the Company’s products, were $614.3 million, $575.2 million, and $586.2 million, in 2020, 2019, and 2018, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $518.2 million, $471.8 million, and $484.9 million, at December 31, 2020, 2019, and 2018, respectively.

Index
Product Information
During the first quarter of 2020, the Company updated its product line disclosures as a result of its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. Flavors, Extracts & Flavor Ingredients now includes essential oils, which was previously reported in Fragrances. Fragrances now only includes the aroma chemicals and fragrance compounds product lines. Yogurt Fruit Preparations is now disclosed separately; previously, it was reported in the Flavors product line. Food & Pharmaceutical Colors (formerly Food & Beverage Colors) now includes pharmaceutical colors and natural extraction, which were previously reported in Other Colors. Personal Care includes cosmetic and non-food colors. Inks is now disclosed separately; previously, it was reported in Other Colors. The results for 2019 and 2018 have been restated to reflect these changes.

The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
2020:
Flavors, Extracts & Flavor Ingredients	$399,331	$-	$-	$399,331
Natural Ingredients	243,161	-	-	243,161
Fragrances	85,354	-	-	85,354
Yogurt Fruit Preparations	14,189	-	-	14,189
Food & Pharmaceutical Colors	-	346,269	-	346,269
Personal Care	-	141,331	-	141,331
Inks	-	13,418	-	13,418
Asia Pacific	-	-	121,227	121,227
Intersegment Revenue	(17,552)	(14,482)	(245)	(32,279)
Total revenue from external customers	$724,483	$486,536	$120,982	$1,332,001

2019:
Flavors, Extracts & Flavor Ingredients	$378,967	$-	$-	$378,967
Natural Ingredients	214,027	-	-	214,027
Fragrances	86,399	-	-	86,399
Yogurt Fruit Preparations	20,963	-	-	20,963
Food & Pharmaceutical Colors	-	340,327	-	340,327
Personal Care	-	159,640	-	159,640
Inks	-	35,192	-	35,192
Asia Pacific	-	-	118,248	118,248
Intersegment Revenue	(17,651)	(13,108)	(70)	(30,829)
Total revenue from external customers	$682,705	$522,051	$118,178	$1,322,934
2018:
Flavors, Extracts & Flavor Ingredients	$403,762	$-	$-	$403,762
Natural Ingredients	224,280	-	-	224,280
Fragrances	91,786	-	-	91,786
Yogurt Fruit Preparations	27,104	-	-	27,104
Food & Pharmaceutical Colors	-	332,878	-	332,878
Personal Care	-	179,485	-	179,485
Inks	-	41,641	-	41,641
Asia Pacific	-	-	123,164	123,164
Intersegment Revenue	(23,743)	(13,505)	(37)	(37,285)
Total revenue from external customers	$723,189	$540,499	$123,127	$1,386,815

13. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2020 and 2019, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.5 million and a liability of $0.2 million as of December 31, 2020 and 2019, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2020 and 2019, was $526.9 million and $598.5 million. The fair value of the long-term debt at December 31, 2020 and 2019, was $556.1 million and $620.0 million, respectively.

Index

14. Divestitures

In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. In the fourth quarter of 2019, the Board of Directors approved the sale of the inks product line, which is within the Color segment, and the fragrances product line (excluding its essential oils product line), which is within the Flavors & Extracts segment (formerly known as the Flavors & Fragrances segment; see Note 12, Segment and Geographic Information). In the second quarter of 2020, the Board of Directors approved the sale of the yogurt fruit preparations product line, which is within the Flavors & Extracts segment. The divesting and exit of these three product lines does not meet the criteria to be presented as a discontinued operation on the Consolidated Statements of Earnings.

On June 30, 2020, the Company completed the sale of its inks product line. In 2020, the Company received $11.6 million of net cash and expects to receive additional cash when it completes certain post-closing asset sales. For the years ended December 31, 2020 and 2019, the non-cash loss on disposal of the inks product line was $0.1 million and $15.8 million, respectively.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line for $1.0 million. The sale included an earn-out based on future performance, which could result in additional cash consideration for the Company.

On November 23, 2020, the Company announced it had entered into a definitive agreement to sell its fragrances product line (excluding its essential oils product line). The Company expects the transaction to be finalized in the first half of 2021.

The assets and liabilities related to the inks and fragrances (excluding its essential oils product line) product lines are recorded in Assets held for sale and Liabilities held for sale as of December 31, 2020 and 2019, as follows:

(In thousands)	2020	2019
Assets held for sale:
Trade accounts receivable, less allowance for losses of $456 and $2,350, respectively	$20,722	$31,653
Inventories	25,045	34,612
Prepaid expenses and other current assets	1,843	5,528
Property, Plant, and Equipment, net	3,434	14,496
Intangible assets	1,716	5,004
Assets held for sale	$52,760	$91,293

Liabilities held for sale:
Trade accounts payable	$13,967	$12,318
Accrued salaries, wages, and withholdings from employees	1,739	1,677
Other accrued expenses	1,633	5,190
Liabilities held for sale	$17,339	$19,185

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the year ended December 31, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$2,597	$2,055	$8,928	$(861)	$12,719
Non-cash charges – Cost of products sold	1,679	77	(203)	242	1,795
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	-	(8,625)	-	(8,625)
Other costs - Selling and administrative expenses(1)	337	3,029	892	2,008	6,266
Total	$4,613	$5,161	$992	$1,389	$12,155

(1)	Other costs – Selling and administrative expenses include employee separation costs, professional services, accelerated depreciation, and other related costs.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the year ended December 31, 2019:

Index

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$18,204	$15,849	$555	$34,608
Non-cash charges – Cost of products sold	9,767	-	-	-	9,767
Other costs - Selling and administrative expenses(1)	-	305	26	374	705
Other costs – Cost of products sold(2)	800	-	-	-	800
Total	$10,567	$18,509	$15,875	$929	$45,880

(1)	Other costs – Selling and administrative expenses include employee separation costs, professional services, and other related costs.
(2)	Other costs – Cost of product sold include inventory disposal costs and other related costs.

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to property, plant, and equipment and allocated goodwill, during the years ended December 31, 2020 and 2019, when the estimated fair value less costs to sell the product line was lower than its carrying value. The Company recorded non-cash charges in Cost of Products Sold during the years ended December 31, 2020 and 2019, to reduce the carrying value of certain inventories, when they were determined to be excess. The Company recorded a non-cash gain during the year ended December 31, 2020, related to the reclassification of foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statement of Earnings. The estimated fair value of the fragrances product line (excluding its essential oils product line) was determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy.

In March 2020, the Company was notified by the potential buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company, the Company has recorded $0.8 million related to these obligations in Selling and Administrative Expenses during the year ended December 31, 2020.

As of December 31, 2020, the Company estimates 2021 divestiture & other related costs will be $10 million to $14 million. The Company is expecting a non-cash charge of $8 million to $10 million upon closing the sale of the fragrances product line (excluding its essential oils product line) related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statement of Earnings. In addition, the Company expects other costs, primarily accelerated depreciation and other exiting activities expenses, to be between $2 million and $4 million. The Company anticipates that it will complete the sale and exit activities of these product lines in 2021.

15. Operational Improvement Plan

During the third quarter of 2020, the Company approved an operational improvement plan (Operational Improvement Plan) to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the Operational Improvement Plan, the Company is combining its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri. In addition, the Company is centralizing certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred costs in connection with the elimination of certain selling and administrative positions. The Company reports all costs associated with the Operational Improvement Plan in Corporate & Other.

The following table summarizes the Operational Improvement Plan expenses by segment for the year ended December 31, 2020:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation	$352	$1,749	$589	$2,690
Other costs(1)	-	640	9	649
Total	$352	$2,389	$598	$3,339

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

Index
The Company recorded the Operational Improvement Plan expenses for the year ended December 31, 2020, as follows:

(In thousands)	Selling and Administrative Expenses	Cost of Products Sold	Consolidated
Employee separation	$2,690	$-	$2,690
Other costs(1)	614	35	649
Total	$3,304	$35	$3,339

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

As of December 31, 2020, the Company recorded $2.2 million of accrued liabilities in Other accrued expenses on the Company’s Consolidated Balance Sheet related to this plan. The Company expects the total costs in 2020 and 2021 associated with the Operational Improvement Plan to be between $5 million and $7 million, primarily related to severance and accelerated depreciation.

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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Court overruled the Demurrer on September 1, 2020. SNI has requested discretionary appellate review of this decision. Discovery is currently stayed in the matter pending the outcome of SNI’s application for appellate review. SNI continues to evaluate the developing legal authority on this issue. SNI intends to continue to vigorously defend its interests, absent a reasonable resolution.

Kelley v. Sensient Natural Ingredients LLC; Bryan v. Sensient Natural Ingredients LLC

On March 4, 2020, Monique Kelley filed a Class Action Complaint against SNI in Merced County Superior Court in California. Ms. Kelley worked at SNI for less than a week in 2017 through a temporary staffing company. Ms. Kelley has brought suit for purported violations of the California Labor Code and the California Business and Professions Code on her own behalf, and on behalf of all current and former California-based hourly-paid or non-exempt employees of SNI. Ms. Kelley specifically asserts claims for unpaid overtime wages, unpaid minimum wages, unpaid meal and rest break premiums, failure to timely pay final wages upon termination, non-compliant wage statements, and unreimbursed business expenses. SNI filed a Demurrer on May 21, 2020, seeking dismissal of the Complaint in its entirety on the grounds that it contains only boilerplate allegations that fail to state facts sufficient to constitute a cause of action, and it is otherwise uncertain, ambiguous, and unintelligible. SNI further sought dismissal of one cause of action based upon the statute of limitations. SNI simultaneously filed a Motion to Strike certain allegations in the Complaint as improperly pled. The Court sustained the Demurrer with leave to amend on August 25, 2020. The Court also granted the Motion to Strike. Ms. Kelley has amended her original pleading, asserting the same causes of action, to which SNI has filed a responsive pleading. The parties have begun discovery.

Index
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

See Note 14, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain, location.

17. Subsequent Event

On January 22, 2021, the Company announced its quarterly dividend of 39 cents per share would be payable on March 1, 2021.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Income Taxes--Valuation Allowances for Deferred Tax Assets

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2020, the Company had gross deferred tax assets of $117.9 million, $77.8 million of which relate to net operating losses (NOLs), foreign tax credits and other tax credits reduced by a $47.8 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Index

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
February 22, 2021

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2021

Index

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2020, 2019 and  2018
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2018 Allowance for losses: Trade accounts receivable	$6,000	$1,004	$0	$1,028	$5,976

2019 Allowance for losses: Trade accounts receivable	$5,976	$2,469	$0	$3,882	$4,563

2020 Allowance for losses: Trade accounts receivable	$4,563	$565	$0	$1,693	$3,435

(A)          Accounts written off, net of recoveries. In 2019, $2,350 thousand was moved to Assets held for sale on the Consolidated Balance Sheet related to the fragrances and inks divestitures.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated March 26, 2020 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.2 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.3 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2(c)	Second Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 4.3(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.3(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.3(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

4.5	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act	Exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 13, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

10.1(d)	Sensient Technologies Corporation 2007 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 15, 2013 (Commission File No. 1-7626)

10.1(e)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(f)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(g)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

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

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.1(p)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(p)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(q)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(q)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(q)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(r)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(r)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(s)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(t)(1)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(t)(2)	Form of Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(t)(3)	Form of Restricted Stock Unit Agreement	Exhibit 10.2 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

10.1(u)	Sensient Technologies Corporation 2017 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 10, 2017 (Commission File No. 1-7626)

10.1(v)	Sensient Technologies Management Incentive Compensation Plan		X

10.2(a)	Second Amended and Restated Credit Agreement dated as of May 3, 2017	Exhibit 10.1 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

10.2(b)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 22, 2018	Exhibit 10.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.2(c)	Limited Waiver and Second Amendment to Second Amended and Restated Credit Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 1-7626)

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference From	Filed Herewith
10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

10.4(f)	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2020 (Commission File No. 1-7626)

10.4(g)	Amendment No. 6 to Receivables Purchase Agreement, dated as of November 12, 2020		X

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

Index

SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
2020 ANNUAL REPORT ON FORM 10-K

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

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2020, 2019, and 2018; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2020, 2019, and 2018; (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2020, 2019, and 2018; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020, 2019, and 2018; and (vi) Notes to Consolidated Financial Statements.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel and Secretary
Dated: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 22, 2021, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Carol R. Jackson
Paul Manning	Carol R. Jackson
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ Donald W. Landry
Stephen J. Rolfs	Donald W. Landry
Senior Vice President and	Director
Chief Financial Officer

/s/ Tobin Tornehl	/s/ Scott C. Morrison
Tobin Tornehl	Scott C. Morrison
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Joseph Carleone	/s/ Deborah McKeithan-Gebhardt
Joseph Carleone	Deborah McKeithan-Gebhardt
Director	Director

/s/ Edward H. Cichurski	/s/ Elaine R. Wedral
Edward H. Cichurski	Elaine R. Wedral
Director	Director

/s/ Mario Ferruzzi	/s/ Essie Whitelaw
Mario Ferruzzi	Essie Whitelaw
Director	Director

S-1