Form 10-Q
period 2021-03-31
SENSIENT TECHNOLOGIES CORP
filed 2021-05-04
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2021
Common Stock, par value $0.10 per share	42,279,800

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2021	2020

Revenue	$359,702	$350,677
Cost of products sold	244,089	238,784
Selling and administrative expenses	68,716	77,332
Operating income	46,897	34,561
Interest expense	3,433	4,307
Earnings before income taxes	43,464	30,254
Income taxes	11,796	9,481
Net earnings	$31,668	$20,773

Weighted average number of common shares outstanding:
Basic	42,263	42,284
Diluted	42,389	42,307

Earnings per common share:
Basic	$0.75	$0.49
Diluted	$0.75	$0.49

Dividends declared per common share	$0.39	$0.39

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Comprehensive income (loss)	$16,529	$(23,580)

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	March 31, 2021 (Unaudited)	December 31, 2020

Current Assets:
Cash and cash equivalents	$28,000	$24,770
Trade accounts receivable	257,289	234,132
Inventories	350,294	381,346
Prepaid expenses and other current assets	51,978	48,578
Assets held for sale	49,597	52,760

Total current assets	737,158	741,586

Other assets	88,816	89,883
Deferred tax assets	25,502	29,678
Intangible assets, net	10,509	10,930
Goodwill	416,944	423,290
Property, Plant, and Equipment:
Land	30,814	31,422
Buildings	315,157	316,533
Machinery and equipment	703,012	703,485
Construction in progress	28,762	21,759
	1,077,745	1,073,199
Less accumulated depreciation	(635,665)	(627,706)
	442,080	445,493

Total assets	$1,721,009	$1,740,860

Liabilities and Shareholders' Equity

Current Liabilities:
Trade accounts payable	$101,225	$107,324
Accrued salaries, wages, and withholdings from employees	23,151	34,462
Other accrued expenses	42,663	42,985
Income taxes	10,324	4,598
Short-term borrowings	6,057	9,247
Liabilities held for sale	15,353	17,339

Total current liabilities	198,773	215,955

Deferred tax liabilities	13,339	13,411
Other liabilities	29,809	30,213
Accrued employee and retiree benefits	29,198	28,941
Long-term debt	524,244	518,004
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	104,725	102,909
Earnings reinvested in the business	1,593,795	1,578,662
Treasury stock, at cost	(604,040)	(593,540)
Accumulated other comprehensive loss	(174,230)	(159,091)

Total shareholders’ equity	925,646	934,336

Total liabilities and shareholders’ equity	$1,721,009	$1,740,860

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net earnings	$31,668	$20,773
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	12,799	12,404
Share-based compensation expense	2,113	1,177
Net loss on assets	161	14
Loss on divestitures and other charges	1,238	10,558
Deferred income taxes	4,257	4,077
Changes in operating assets and liabilities:
Trade accounts receivable	(27,237)	(41,684)
Inventories	27,621	29,058
Prepaid expenses and other assets	(13,239)	(6,048)
Accounts payable and other accrued expenses	(6,242)	2,773
Accrued salaries, wages, and withholdings from employees	(10,872)	1,611
Income taxes	5,742	1,662
Other liabilities	955	553

Net cash provided by operating activities	28,964	36,928

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(14,244)	(9,411)
Proceeds from sale of assets	69	6
Proceeds from divesture of businesses	4,059	-
Other investing activities	286	4,505

Net cash used in investing activities	(9,830)	(4,900)

Cash flows from financing activities:
Proceeds from additional borrowings	21,530	9,669
Debt payments	(8,999)	(11,104)
Purchase of treasury stock	(11,665)	-
Dividends paid	(16,535)	(16,500)
Other financing activities	(228)	(249)

Net cash used in financing activities	(15,897)	(18,184)

Effect of exchange rate changes on cash and cash equivalents	(7)	(11,912)

Net increase in cash and cash equivalents	3,230	1,932
Cash and cash equivalents at beginning of period	24,770	21,153

Cash and cash equivalents at end of period	$28,000	$23,085

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended March 31, 2020	Stock	Capital	in the Business	Shares	Amount	Income (Loss)	Equity
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)	$881,589
Net earnings	-	-	20,773	-	-	-	20,773
Other comprehensive loss	-	-	-	-	-	(44,353)	(44,353)
Cash dividends paid – $0.39 per share	-	-	(16,500)	-	-	-	(16,500)
Share-based compensation	-	1,177	-	-	-	-	1,177
Non-vested stock issued upon vesting	-	(724)	-	(14,200)	724	-	-
Benefit plans	-	241	-	(16,344)	833	-	1,074
Adoption of ASU 2016-13	-	-	(853)	-	-	-	(853)
Other	-	(39)	-	4,114	(210)	-	(249)
Balances at March 31, 2020	$5,396	$99,080	$1,539,520	11,656,206	$(593,977)	$(207,361)	$842,658

Three Months Ended March 31, 2021
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)	$934,336
Net earnings	-	-	31,668	-	-	-	31,668
Other comprehensive loss	-	-	-	-	-	(15,139)	(15,139)
Cash dividends paid – $0.39 per share	-	-	(16,535)	-	-	-	(16,535)
Share-based compensation	-	2,113	-	-	-	-	2,113
Non-vested stock issued upon vesting	-	(563)	-	(11,045)	563	-	-
Benefit plans	-	338	-	(14,791)	756	-	1,094
Purchase of treasury stock	-	-	-	151,843	(11,665)	-	(11,665)
Other	-	(72)	-	3,020	(154)	-	(226)
Balances at March 31, 2021	$5,396	$104,725	$1,593,795	11,776,654	$(604,040)	$(174,230)	$925,646

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2021 and 2020. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies aspects of the accounting for income taxes. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021, using retrospective, modified retrospective, or prospective basis for certain amendments. There was no impact to the consolidated financial statements.

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

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2020, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

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

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line). The Company received $4.1 million as of March 31, 2021, in advance of the closing and received or expects to receive, an estimated additional $32 million of net cash in the second quarter of 2021, of which $4.7 million is subject to an escrow arrangement and will be released following the receipt of an affirmation or non-objection to our proposed environmental remediation plan by the Spanish environmental authorities. The proceeds are subject to post-closing working capital and net debt adjustments. In addition, the Company received additional consideration for certain retained inventories and expects to receive additional consideration for the collection of certain retained accounts receivable. In the second quarter of 2021, the Company estimates it will record a non-cash net loss of approximately $12 million primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings as a result of the sale of its fragrances product line.

Index
The assets and liabilities related to the inks and fragrances (excluding its essential oils product line) product lines are recorded in Assets Held for Sale and Liabilities Held for Sale as of March 31, 2021, and December 31, 2020, as follows:

(In thousands)	March 31, 2021	December 31, 2020
Assets held for sale:
Trade accounts receivable	$20,433	$20,722
Inventories	21,897	25,045
Prepaid expenses and other current assets	2,049	1,843
Property, plant, and equipment, net	3,540	3,434
Intangible assets	1,678	1,716
Assets held for sale	$49,597	$52,760

Liabilities held for sale:
Trade accounts payable	$12,469	$13,967
Accrued salaries, wages, and withholdings from employees	1,557	1,739
Other accrued expenses	1,327	1,633
Liabilities held for sale	$15,353	$17,339

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the three months ended March 31, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash charges – Cost of products sold	$-	$34	$(9)	$-	$25
Other costs - Selling and administrative expenses(1)	265	1,014	(107)	375	1,547
Total	$265	$1,048	$(116)	$375	$1,572

(1)  Other costs – Selling and administrative expenses include environmental remediation, employee separation costs, professional services, accelerated depreciation, and other related costs.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the three months ended March 31, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$-	$339	$9,437	$351	$10,127
Non-cash charges – Cost of products sold	-	-	-	190	190
Other costs - Selling and administrative expenses(1)	68	818	102	538	1,526
Total	$68	$1,157	$9,539	$1,079	$11,843

(1)  Other costs – Selling and administrative expenses include employee separation costs, professional services, and other related costs.

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to property, plant, and equipment and allocated goodwill, during the three months ended March 31, 2020, when the estimated fair value less costs to sell the product line was lower than its carrying value. The Company recorded non-cash charges in Cost of Products Sold during the three months ended March 31, 2021 and 2020, to reduce the carrying value of certain inventories, when they were determined to be excess.

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. The Company recorded $0.8 million in the three months ended June 30, 2020, based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company. During the three months ended March 31, 2021, the Company recorded an additional $0.3 million related to these obligations in Selling and Administrative Expenses based on further analysis at the site during the period.

Index
As of March 31, 2021, the Company estimates 2021 divestiture & other related costs will be $13 million to $14 million, including the expected non-cash charge of $12 million in the second quarter of 2021 related to the closing of the sale of the fragrances product line (excluding its essential oils product line) primarily for the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statement of Earnings. The Company anticipates that it will complete the remaining exit activities related to these product lines in 2021.

3.	Operational Improvement Plan

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

The following table summarizes the Operational Improvement Plan expenses recorded in Selling and Administrative Expenses by segment for the three months ended March 31, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$(19)	$54	$(44)	$(9)
Other costs(1)	-	1,009	1	1,010
Total	$(19)	$1,063	$(43)	$1,001

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

As of March 31, 2021 and December 31, 2020, the Company recorded $1.9 million and $2.2 million, respectively, of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to this plan. The Company expects the total costs in 2020 and 2021 associated with the Operational Improvement Plan to be between $5 million and $6 million, primarily related to severance and accelerated depreciation.

4.	Trade Accounts Receivable

Trade accounts receivables are recorded at their face amount, less an allowance for expected losses on doubtful accounts. The allowance for doubtful accounts is calculated based on customer-specific analysis and an aging methodology using historical loss information. The Company believes historical loss information is a reasonable basis for expected credit losses as the Company’s historical credit loss experience correlates with its customer delinquency status. This information is also adjusted for any known current economic conditions, including the current and expected impact of COVID-19. Currently, the COVID-19 pandemic has not had and is not anticipated to have a material impact on trade accounts receivable. Forecasted economic conditions have not had a significant impact on the current credit loss estimate due to the short-term nature of the Company’s customer receivables; however, the Company will continue to monitor and evaluate the rapidly changing economic conditions. Additionally, as the Company only has one portfolio segment, there are not different risks between portfolios. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three month periods ended March 31, 2021 and 2020:

(In thousands) Three Months Ended March 31, 2021	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	156
Accounts written off	(353)
Translation and other activity	(80)
Balance at March 31, 2021	$3,614

(In thousands) Three Months Ended March 31, 2020	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	240
Accounts written off	(336)
Translation and other activity	(643)
Balance at March 31, 2020	$7,027

5.	Inventories

At March 31, 2021, and December 31, 2020, inventories included finished and in-process products totaling $242.6 million and $268.1 million, respectively, and raw materials and supplies of $107.7 million and $113.2 million, respectively.

6.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of March 31, 2021 and December 31, 2020, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.0 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2021 and December 31, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2021 and December 31, 2020, was $524.7 million and $526.9 million. The fair value of the long-term debt at March 31, 2021 and December 31, 2020, was $549.3 million and $556.1 million, respectively.

7.	Segment Information

The Company evaluates performance based on operating income before divestiture & other related costs, share-based compensation, restructuring and other charges including operational improvement plan costs, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor and fragrance products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals and nutraceuticals; colors, ingredients, and systems for cosmetics; specialty inks and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color and flavor products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses, and other costs are included in the “Corporate & Other” category.

Index
Divestiture & other related costs and restructuring and other costs, including the operational improvement plan costs, for the three months ended March 31, 2021 and 2020, are further described in Note 2, Divestitures, and Note 3, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2021:
Revenue from external customers	$194,661	$131,201	$33,840	$-	$359,702
Intersegment revenue	6,250	4,519	-	-	10,769
Total revenue	$200,911	$135,720	$33,840	$-	$370,471

Operating income (loss)	$27,018	$26,594	$6,752	$(13,467)	$46,897
Interest expense	-	-	-	3,433	3,433
Earnings (loss) before income taxes	$27,018	$26,594	$6,752	$(16,900)	$43,464

Three months ended March 31, 2020:
Revenue from external customers	$181,187	$139,193	$30,297	$-	$350,677
Intersegment revenue	5,311	4,302	152	-	9,765
Total revenue	$186,498	$143,495	$30,449	$-	$360,442

Operating income (loss)	$20,871	$29,664	$5,059	$(21,033)	$34,561
Interest expense	-	-	-	4,307	4,307
Earnings (loss) before income taxes	$20,871	$29,664	$5,059	$(25,340)	$30,254

Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2021:
Flavors, Extracts & Flavor Ingredients	$108,090	$-	$-	$108,090
Natural Ingredients	62,204	-	-	62,204
Fragrances	28,467	-	-	28,467
Yogurt Fruit Preparations	2,150	-	-	2,150
Food & Pharmaceutical Colors	-	93,785	-	93,785
Personal Care	-	41,515	-	41,515
Inks	-	420	-	420
Asia Pacific	-	-	33,840	33,840
Intersegment Revenue	(6,250)	(4,519)	-	(10,769)
Total revenue from external customers	$194,661	$131,201	$33,840	$359,702

Three months ended March 31, 2020:
Flavors, Extracts & Flavor Ingredients	$101,453	$-	$-	$101,453
Natural Ingredients	57,600	-	-	57,600
Fragrances	22,284	-	-	22,284
Yogurt Fruit Preparations	5,161	-	-	5,161
Food & Pharmaceutical Colors	-	90,793	-	90,793
Personal Care	-	43,743	-	43,743
Inks	-	8,959	-	8,959
Asia Pacific	-	-	30,449	30,449
Intersegment Revenue	(5,311)	(4,302)	(152)	(9,765)
Total revenue from external customers	$181,187	$139,193	$30,297	$350,677

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2021:
North America	$129,643	$63,670	$25	$193,338
Europe	44,568	37,278	22	81,868
Asia Pacific	9,717	14,838	32,558	57,113
Other	10,733	15,415	1,235	27,383
Total revenue from external customers	$194,661	$131,201	$33,840	$359,702

Three months ended March 31, 2020:
North America	$116,701	$66,265	$-	$182,966
Europe	43,877	38,738	22	82,637
Asia Pacific	9,355	15,975	29,122	54,452
Other	11,254	18,215	1,153	30,622
Total revenue from external customers	$181,187	$139,193	$30,297	$350,677

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Service cost	$436	$400
Interest cost	212	256
Expected return on plan assets	(184)	(209)
Recognized actuarial loss	69	16
Total defined benefit expense	$533	$463

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $32.7 million and $54.1 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Index
Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of March 31, 2021 and December 31, 2020, the total value of the Company’s net investment hedges was $315.4 million and $325.0 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended March 31, 2021 and 2020, the impact of foreign exchange rates on these debt instruments decreased debt by $9.6 million and $8.4 million, respectively, which has been recorded as foreign currency translation in OCI.

10.	Income Taxes

The effective income tax rates for the three months ended March 31, 2021 and 2020, were 27.1% and 31.3%, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and has determined the CARES Act does not materially impact the Company’s income tax expense or projections. As of March 31, 2021, the Company has deferred certain payroll tax payments of $5.5 million as permitted by the CARES Act.

11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three month periods ended March 31, 2021 and 2020:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive loss before reclassifications	720	-	(15,623)	(14,903)
Amounts reclassified from OCI	(289)	52	1	(236)
Balances at March 31, 2021	$1,180	$(1,913)	$(173,497)	$(174,230)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive loss before reclassifications	(1,865)	-	(42,925)	(44,790)
Amounts reclassified from OCI	429	8	-	437
Balances at March 31, 2020	$(1,635)	$(664)	$(205,062)	$(207,361)

(1)	Cash Flow Hedges and Pension Items are net of tax.

12.	Commitments and Contingencies

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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Court overruled the Demurrer on September 1, 2020. SNI requested discretionary appellate review of this decision. The Court of Appeal of the State of California, Fifth Appellate District granted SNI’s application on February 19, 2021 and ordered briefing by the Parties. Discovery is currently stayed in the matter pending the outcome of appellate review. SNI continues to evaluate the developing legal authority on this issue. SNI intends to continue to vigorously defend its interests, absent a reasonable resolution.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain, location.

Index

13.	Subsequent Events

On April 1, 2021, the Company completed the sale of its fragrances product line. See Note 2, Divestitures, for additional information.

On April 22, 2021, the Company announced its quarterly dividend of $0.39 per share would be payable on June 1, 2021.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2021, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of raw materials and other supplies, the availability of logistics and transportation, governmental regulations and restrictions, and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $359.7 million and $350.7 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the impact of foreign exchange rates increased consolidated revenue by approximately 3%.

Gross Margin
The Company’s gross margin was 32.1% and 31.9% for the three months ended March 31, 2021 and 2020, respectively.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 19.1% and 22.1% for the three months ended March 31, 2021 and 2020, respectively.

Selling and administrative expenses for the three months ended March 31, 2021 included divestiture & other related expenses and operational improvement plan costs totaling $2.5 million. For the three months ended March 31, 2020, selling and administrative expenses included divestiture & other related expense totaling $11.7 million. There were no operational improvement plan costs for the three months ended March 31, 2020. These expenses increased selling and administrative expense as a percent of revenue by 70 and 330 basis points for the three months ended March 31, 2021 and 2020, respectively.

Operating Income
Operating income was $46.9 million and $34.6 million for the three months ended March 31, 2021 and 2020, respectively. Operating margins were 13.0% and 9.9% for the three months ended March 31, 2021 and 2020, respectively. The increase in operating margin is primarily due to lower divestiture & other related costs and operational improvement plan costs, which decreased operating margins by 70 and 340 basis points for the three months ended March 31, 2021 and 2020, respectively, and an increase in margin at the Flavors & Extracts segment.

Index
Interest Expense
Interest expense was $3.4 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in expense was due to the decrease in the average debt outstanding and lower average interest rates.

Income Taxes
The effective income tax rates for the three months ended March 31, 2021 and 2020, were 27.1% and 31.3%, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

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

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line). The Company received $4.1 million as of March 31, 2021, in advance of the closing and received or expects to receive, an estimated additional $32 million of net cash in the second quarter of 2021, of which $4.7 million is subject to an escrow arrangement and will be released following the receipt of an affirmation or non-objection to our proposed environmental remediation plan by the Spanish environmental authorities. The proceeds are subject to post-closing working capital and net debt adjustments. In the second quarter of 2021, the Company estimates it will record a non-cash net loss of approximately $12 million primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings as a result of the sale.

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

In the three months ended March 31, 2021, the Company incurred $1.0 million related to the Operational Improvement Plan, primarily for costs associated with exiting its New Jersey cosmetics manufacturing facility.

COVID-19
COVID-19 has adversely affected, and is expected to continue to adversely affect, most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation disruptions. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing.

For the three months ended March 31, 2021, demand for many of the Company’s products remained strong, especially in product lines that serve the food, beverage, and pharmaceutical markets. There has been continued softer demand in other product lines the Company serves, particularly in the cosmetics product line and some product lines that supply the quick service restaurant segment due to continued widespread restaurant capacity and other operating restrictions. While COVID-19 appears to have initially contributed to demand for food-related products and dampened demand for personal care related products, it is difficult to quantify the continuing and future impact of COVID-19 on demand for the Company’s products.

During the first quarter of 2020, the Company had a production facility in China and a production facility in India that were required to temporarily suspend operations. In addition, during the fourth quarter of 2020, the Company had a production facility in China that was required to temporarily suspend operations. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. The Company also continues to monitor supply chains and has increased inventory in certain key raw materials. The Company did not experience any significant supply disruptions related to COVID-19 during the three months ended March 31, 2021.

Index
As of March 31, 2021, the Company continues to be in compliance with its financial loan covenants and does not anticipate any non-compliance in the future. COVID-19 has not adversely impacted the Company’s capital or financial resources. Furthermore, the Company expects its forecasted cash flows from operations and its available debt capacity will be able to meet future cash requirements for operations, capital expenditures, contractual maturities on long-term debt, stock repurchases, and dividend payments.

The Company continues to monitor its trade accounts receivables for potential collection issues and has not identified any significant concerns as of this filing. The Company will continue to monitor cash collections and review trade receivable aging to identify any deterioration in quality.

For the three months ended March 31, 2021 and 2020, the Company estimates that the incremental expenses related to its COVID-19 response were approximately $0.7 million and $0.3 million, respectively. These incremental expenses are in addition to any profit impact related to lower sales in certain product lines where consumer demand has been negatively impacted by COVID-19.

The Company continues to believe its internal controls over financial reporting and its disclosure controls and procedures are effective to ensure their design and operation continue to be effective as some employees perform tasks from alternative work locations. Internal audit continues to perform their audit procedures, remotely in many cases, as planned.

Overall, governmental and social responses to the COVID-19 pandemic continue to evolve. In particular, there continues to be uncertainty related to the timing and extent of vaccination programs, especially outside of the U.S., as well as the impacts of new COVID-19 variants, and we expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. Even as stay-home orders and quarantines are eventually lifted, it is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the product lines divested or to be divested, the divestiture & other related costs, and the operational improvement plan costs, and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of product lines divested or to be divested, the divestiture & other related costs or income, and the operational improvement plan costs.

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

	Three Months Ended March 31,
(In thousands except per share amounts)	2021	2020	% Change
Revenue (GAAP)	$359,702	$350,677	2.6%
Revenue of the product lines divested or to be divested	(25,570)	(36,585)
Adjusted revenue	$334,132	$314,092	6.4%

Operating Income (GAAP)	$46,897	$34,561	35.7%
Divestiture & other related costs – Cost of products sold	25	190
Divestiture & other related costs – Selling and administrative expenses	1,547	11,653
Operating income of the product lines divested or to be divested	(2,927)	(1,385)
Operational improvement plan – Selling and administrative expenses	1,001	-
Adjusted operating income	$46,543	$45,019	3.4%

Net Earnings (GAAP)	$31,668	$20,773	52.4%
Divestiture & other related costs, before tax	1,572	11,843
Tax impact of divestiture & other related costs	793	(934)
Net earnings of the product lines divested or to be divested, before tax	(2,927)	(1,385)
Tax impact of the product lines divested or to be divested	723	297
Operational improvement plan costs, before tax	1,001	-
Tax impact of operational improvement plan	(296)	-
Adjusted net earnings	$32,534	$30,594	6.3%

Diluted Earnings Per Share (GAAP)	$0.75	$0.49	53.1%
Divestiture & other related costs, net of tax	0.06	0.26
Results of operations of the product lines divested or to be divested, net of tax	(0.05)	(0.03)
Operational improvement plan, net of tax	0.02	-
Adjusted diluted earnings per share	$0.77	$0.72	6.9%

Divestiture & other related costs are discussed under “Divestitures” above and Note 2, Divestitures, in the Notes to the Consolidated Condensed Financial Statements included in this report. Operational improvement plan is discussed under “Operational Improvement Plan” above and Note 3, Operational Improvement Plan, in the Notes to the Consolidated Condensed Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change for the results of the three months ended March 31, 2021, compared to the results for the three months ended March 31, 2020, in the respective financial measures.

	Three Months Ended March 31, 2021
Revenue	Total	Foreign Exchange Rates	Adjustments (1)	Adjusted Local Currency
Flavors & Extracts	7.7%	2.4%	(3.6%)	8.9%
Color	(5.4%)	2.4%	(5.9%)	(1.9%)
Asia Pacific	11.1%	5.9%	0.5%	4.7%
Total Revenue	2.6%	2.7%	(4.1%)	4.0%

Operating Income
Flavors & Extracts	29.5%	1.9%	6.4%	21.2%
Color	(10.3%)	3.3%	(0.3%)	(13.3%)
Asia Pacific	33.5%	1.3%	0.8%	31.4%
Corporate & Other	(36.0%)	0.0%	(54.5%)	18.5%
Total Operating Income	35.7%	4.1%	31.3%	0.3%
Diluted Earnings per Share	53.1%	4.1%	44.8%	4.2%

(1)
For Revenue, adjustments consist of revenues of the product lines divested or to be divested. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the product lines divested or to be divested, divestitures & other related costs, and operational improvement plan costs.

Note: Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable divestiture & other related costs, share-based compensation, acquisition, restructuring including the operational improvement plan, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $200.9 million and $186.5 million for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately 8%. Foreign exchange rates increased segment revenue by approximately 2%. The increase was a result of higher revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, which was partially offset by lower revenue due to the divestiture of Yogurt Fruit Preparations in September of 2020. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and the favorable impact of exchange rates. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices.

Flavors & Extracts segment operating income was $27.0 million and $20.9 million for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately 30%. Foreign exchange rates increased segment operating income by approximately 2%. The higher segment operating income was primarily a result of higher volumes and lower manufacturing and other costs in Flavors, Extracts & Flavor Ingredients and lower manufacturing and other costs in Fragrances. Segment operating income as a percent of revenue was 13.4% in the current quarter compared to 11.2% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $135.7 million and $143.5 million for the three months ended March 31, 2021 and 2020, respectively. Foreign exchange rates increased segment revenue by approximately 2%. The decrease was a result of lower segment revenue in Personal Care and the divestiture of Inks, partially offset by higher revenue in Food & Pharmaceutical Colors. The lower revenue in Personal Care was due to lower volumes due to lower demand for makeup products primarily due to COVID-19. The divestiture of the Inks product line on June 30, 2020 also contributed to lower segment revenue. The higher revenue in Food & Pharmaceutical Colors was primarily due to higher volumes and the favorable impact of exchange rates.

Index
Segment operating income for the Color segment was $26.6 million and $29.7 million for the three months ended March 31, 2021 and 2020, respectively. Foreign exchange rates increased segment operating income by approximately 3%. The decrease in segment operating income was a result of lower segment operating income in Personal Care and Food & Pharmaceutical Colors. The lower operating income in Personal Care was due to lower volumes as a result of lower demand for makeup products primarily due to COVID-19. The lower operating income in Food & Pharmaceutical Colors was due to unfavorable product mix. Segment operating income as a percent of revenue was 19.6% in the current quarter and 20.7% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $33.8 million and $30.4 million for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately 11%. The increase was a result of the favorable impact of foreign exchange rates, which increased segment revenue by approximately 6%, and higher volumes.

Segment operating income for the Asia Pacific segment was $6.8 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately 34%. The increase was primarily a result of higher volumes. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 20.0% in the current quarter and 16.6% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $13.5 million and $21.0 million for the three months ended March 31, 2021 and 2020, respectively. The lower operating expense for the three months ended March 31, 2021 was primarily due to lower divestiture & other related expenses of $1.6 million in the current period compared to $11.8 million in the prior year comparable period. These lower divestiture & other related expenses were partially offset by an increase in performance-based executive compensation and operational improvement costs in the current period. There were no operational improvement plan costs in the prior year’s comparable period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2021. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2021 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $29.0 million and $36.9 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in net cash provided by operating activities was primarily due to an $11.2 million increase in cash used in working capital during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Cash Flows from Investing Activities
Net cash used in investing activities was $9.8 million and $4.9 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Company received cash proceeds of $4.1 million related to the Company’s divestiture activities, while in the three months ended March 31, 2020, the Company received $4.6 million related to the redemption of miscellaneous investments. Capital expenditures were $14.2 million and $9.4 million during the three months ended March 31, 2021 and 2020, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $15.9 million and $18.2 million for the three months ended March 31, 2021 and 2020, respectively. Net debt increased by $12.5 million and decreased by $1.4 million for the three months ended March 31, 2021 and 2020, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $11.7 million during the three months ended March 31, 2021. There were no repurchases of shares of the Company’s common stock in the comparable prior year’s period. Dividends of $16.5 million were paid during both the three months ended March 31, 2021 and 2020. Dividends paid were $0.39 per share for both the three months ended March 31, 2021 and 2020.

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2021. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2021. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 12, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.       RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2021, 926,817 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2021, the maximum number of shares that may be purchased under publicly announced plans is 2,073,183.

The following table sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of shares of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 to January 31, 2021	-	$-	-	2,225,026
February 1 to February 28, 2021	66,043	77.65	66,043	2,158,983
March 1 to March 31, 2021	85,800	76.19	85,800	2,073,183
Total	151,843		151,843

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 4, 2021	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	May 4, 2021	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer