Form 10-Q
period 2021-06-30
SENSIENT TECHNOLOGIES CORP
filed 2021-08-03
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2021
Common Stock, par value $0.10 per share	42,156,133

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$335,827	$323,090	$695,529	$673,767
Cost of products sold	224,233	220,876	468,322	459,660
Selling and administrative expenses	75,841	60,089	144,557	137,421
Operating income	35,753	42,125	82,650	76,686
Interest expense	3,322	3,608	6,755	7,915
Earnings before income taxes	32,431	38,517	75,895	68,771
Income taxes	6,495	7,897	18,291	17,378
Net earnings	$25,936	$30,620	$57,604	$51,393

Weighted average number of common shares outstanding:
Basic	42,135	42,305	42,199	42,294
Diluted	42,267	42,322	42,328	42,315

Earnings per common share:
Basic	$0.62	$0.72	$1.37	$1.22
Diluted	$0.61	$0.72	$1.36	$1.21

Dividends declared per common share	$0.39	$0.39	$0.78	$0.78

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Comprehensive income	$44,245	$33,257	$60,774	$9,677

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	June 30, 2021 (Unaudited)	December 31, 2020

Current Assets:
Cash and cash equivalents	$33,306	$24,770
Trade accounts receivable	258,411	234,132
Inventories	360,240	381,346
Prepaid expenses and other current assets	56,111	48,578
Assets held for sale	-	52,760

Total current assets	708,068	741,586

Other assets	90,369	89,883
Deferred tax assets	28,067	29,678
Intangible assets, net	10,676	10,930
Goodwill	418,528	423,290
Property, Plant, and Equipment:
Land	31,315	31,422
Buildings	318,523	316,533
Machinery and equipment	702,697	703,485
Construction in progress	28,750	21,759
	1,081,285	1,073,199
Less accumulated depreciation	(639,263)	(627,706)
	442,022	445,493

Total assets	$1,697,730	$1,740,860

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$115,325	$107,324
Accrued salaries, wages, and withholdings from employees	30,210	34,462
Other accrued expenses	43,920	42,985
Income taxes	6,190	4,598
Short-term borrowings	771	9,247
Liabilities held for sale	-	17,339

Total current liabilities	196,416	215,955

Deferred tax liabilities	13,444	13,411
Other liabilities	30,500	30,213
Accrued employee and retiree benefits	29,863	28,941
Long-term debt	483,230	518,004
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	105,967	102,909
Earnings reinvested in the business	1,603,239	1,578,662
Treasury stock, at cost	(614,404)	(593,540)
Accumulated other comprehensive loss	(155,921)	(159,091)

Total shareholders’ equity	944,277	934,336

Total liabilities and shareholders’ equity	$1,697,730	$1,740,860

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net earnings	$57,604	$51,393
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	25,817	24,522
Share-based compensation expense	4,188	2,662
Net loss on assets	206	50
Loss on divestitures and other charges	13,511	6,634
Deferred income taxes	1,702	1,075
Changes in operating assets and liabilities:
Trade accounts receivable	(26,902)	(20,494)
Inventories	19,357	24,816
Prepaid expenses and other assets	(15,573)	(3,975)
Accounts payable and other accrued expenses	9,632	9,961
Accrued salaries, wages, and withholdings from employees	(3,944)	6,483
Income taxes	1,953	3,899
Other liabilities	1,710	588

Net cash provided by operating activities	89,261	107,614

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(25,550)	(21,417)
Proceeds from sale of assets	169	6
Proceeds from divesture of businesses	36,255	11,255
Other investing activities	(254)	4,395

Net cash provided by (used in) investing activities	10,620	(5,761)

Cash flows from financing activities:
Proceeds from additional borrowings	25,997	38,670
Debt payments	(62,578)	(98,849)
Purchase of treasury stock	(22,507)	-
Dividends paid	(33,027)	(33,018)
Other financing activities	(582)	(414)

Net cash used in financing activities	(92,697)	(93,611)

Effect of exchange rate changes on cash and cash equivalents	1,352	(8,519)

Net increase (decrease) in cash and cash equivalents	8,536	(277)
Cash and cash equivalents at beginning of period	24,770	21,153

Cash and cash equivalents at end of period	$33,306	$20,876

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended June 30, 2021	Stock	Capital	in the Business	Shares	Amount	Income (Loss)	Equity
Balances at March 31, 2021	$5,396	$104,725	$1,593,795	11,776,654	$(604,040)	$(174,230)	$925,646
Net earnings	-	-	25,936	-	-	-	25,936
Other comprehensive income	-	-	-	-	-	18,309	18,309
Cash dividends paid - $0.39 per share	-	-	(16,492)	-	-	-	(16,492)
Share-based compensation	-	2,075	-	-	-	-	2,075
Non-vested stock issued upon vesting	-	(701)	-	(13,666)	701	-	-
Purchase of treasury stock	-	-	-	125,150	(10,842)	-	(10,842)
Other	-	(132)	-	4,359	(223)	-	(355)
Balances at June 30, 2021	$5,396	$105,967	$1,603,239	11,892,497	$(614,404)	$(155,921)	$944,277

Three Months Ended June 30, 2020
Balances at March 31, 2020	$5,396	$99,080	$1,539,520	11,656,206	$(593,977)	$(207,361)	$842,658
Net earnings	-	-	30,620	-	-	-	30,620
Other comprehensive income	-	-	-	-	-	2,637	2,637
Cash dividends paid - $0.39 per share	-	-	(16,518)	-	-	-	(16,518)
Share-based compensation	-	1,485	-	-	-	-	1,485
Non-vested stock issued upon vesting	-	(628)	-	(12,315)	628	-	-
Other	-	25	-	3,736	(191)	-	(166)
Balances at June 30, 2020	$5,396	$99,962	$1,553,622	11,647,627	$(593,540)	$(204,724)	$860,716

Six Months Ended June 30, 2021
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)	$934,336
Net earnings	-	-	57,604	-	-	-	57,604
Other comprehensive income	-	-	-	-	-	3,170	3,170
Cash dividends paid - $0.78 per share	-	-	(33,027)	-	-	-	(33,027)
Share-based compensation	-	4,188	-	-	-	-	4,188
Non-vested stock issued upon vesting	-	(1,264)	-	(24,711)	1,264	-	-
Benefit plans	-	338	-	(14,791)	756	-	1,094
Purchase of treasury stock	-	-	-	276,993	(22,507)	-	(22,507)
Other	-	(204)	-	7,379	(377)	-	(581)
Balances at June 30, 2021	$5,396	$105,967	$1,603,239	11,892,497	$(614,404)	$(155,921)	$944,277

Six Months Ended June 30, 2020
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)	$881,589
Net earnings	-	-	51,393	-	-	-	51,393
Other comprehensive loss	-	-	-	-	-	(41,716)	(41,716)
Cash dividends paid - $0.78 per share	-	-	(33,018)	-	-	-	(33,018)
Share-based compensation	-	2,662	-	-	-	-	2,662
Non-vested stock issued upon vesting	-	(1,352)	-	(26,515)	1,352	-	-
Benefit plans	-	241	-	(16,344)	833	-	1,074
Adoption of ASU 2016-13	-	-	(853)	-	-	-	(853)
Other	-	(14)	-	7,850	(401)	-	(415)
Balances at June 30, 2020	$5,396	$99,962	$1,553,622	11,647,627	$(593,540)	$(204,724)	$860,716

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies aspects of the accounting for income taxes. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021, using retrospective, modified retrospective or prospective basis for certain amendments. There was no impact to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other inter-bank offered rates to alternative rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

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

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line). The Company received $36.3 million of net cash, subject to post-closing working capital and net debt adjustments. In addition, the Company expects to receive additional consideration for the collection of certain retained accounts receivable. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million for the three months ended June 30, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

Index
The assets and liabilities related to the inks and fragrances (excluding its essential oils product line) product lines are recorded in Assets Held for Sale and Liabilities Held for Sale as of December 31, 2020, as follows:

(In thousands)	December 31, 2020
Assets held for sale:
Trade accounts receivable	$20,722
Inventories	25,045
Prepaid expenses and other current assets	1,843
Property, plant, and equipment, net	3,434
Intangible assets	1,716
Assets held for sale	$52,760

Liabilities held for sale:
Trade accounts payable	$13,967
Accrued salaries, wages, and withholdings from employees	1,739
Other accrued expenses	1,633
Liabilities held for sale	$17,339

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the three months ended June 30, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$-	$1,062	$-	$-	$1,062
Non-cash charges – Cost of products sold	-	3	-	-	3
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	10,193	-	-	10,193
Other costs - Selling and administrative expenses(1)	264	202	(98)	62	430
Total	$264	$11,460	$(98)	$62	$11,688

(1)	Other costs – Selling and administrative expenses include employee separation costs, professional services, accelerated depreciation, and other related costs.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the three months ended June 30, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$2,386	$-	$(86)	$-	$2,300
Non-cash charges – Cost of products sold	1,679	70	-	-	1,749
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	-	(8,217)	-	(8,217)
Other costs - Selling and administrative expenses(1)	518	1,288	194	641	2,641
Total	$4,583	$1,358	$(8,109)	$641	$(1,527)

Index
(1)	Other costs – Selling and administrative expenses include environmental remediation, employee separation costs, professional services, accelerated depreciation, and other related costs.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the six months ended June 30, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$-	$1,062	$-	$-	$1,062
Non-cash charges – Cost of products sold	-	37	(9)	-	28
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	10,193	-	-	10,193
Other costs - Selling and administrative expenses(1)	529	1,216	(205)	437	1,977
Total	$529	$12,508	$(214)	$437	$13,260

(1)	Other costs – Selling and administrative expenses include environmental remediation, employee separation costs, professional services, and other related costs.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the six months ended June 30, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$2,386	$339	$9,351	$-	$12,076
Non-cash charges – Cost of products sold	1,679	70	-	190	1,939
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	-	(8,217)	-	(8,217)
Other costs - Selling and administrative expenses(1)	586	2,106	296	1,530	4,518
Total	$4,651	$2,515	$1,430	$1,720	$10,316

(1)	Other costs – Selling and administrative expenses include environmental remediation, employee separation costs, professional services, and other related costs.

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to property, plant, and equipment and allocated goodwill, when the estimated fair value less costs to sell the product line was lower than its carrying value. The Company recorded non-cash charges in Cost of Products Sold to reduce the carrying value of certain inventories when they were determined to be excess.

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. The Company recorded $0.8 million in the three months ended June 30, 2020, based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company. During the six months ended June 30, 2021, the Company recorded an additional $0.3 million related to these obligations in Selling and Administrative Expenses based on further analysis at the site during the period. As of June 30, 2021, the Company estimates remaining 2021 divestiture & other related costs will not be significant.

Index

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

During the second quarter of 2021, the Company received cash proceeds, net of associated expenses, in connection with the termination of a New Jersey office and laboratory space lease. The terminated lease was originally executed in November 2020 as part of the Operational Improvement Plan; however, the landlord for the property requested to terminate the lease prior to the end of its term and compensated the Company as part of a negotiated resolution for that termination. The Company reports all costs and income associated with the Operational Improvement Plan in Corporate & Other.

The following table summarizes the Operational Improvement Plan income and expenses recorded in Selling and Administrative Expenses by segment for the three months ended June 30, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$3	$26	$(24)	$5
Other income(1)	-	(3,624)	-	(3,624)
Other costs	-	125	-	125
Total expense (income)	$3	$(3,473)	$(24)	$(3,494)

(1)	Other income includes cash received for the early termination of a lease less associated expenses.

The following table summarizes the Operational Improvement Plan expenses recorded in Selling and Administrative Expenses by segment for the six months ended June 30, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$(16)	$80	$(68)	$(4)
Other income(1)	-	(3,624)	-	(3,624)
Other costs(2)	-	1,134	1	1,135
Total expense (income)	$(16)	$(2,410)	$(67)	$(2,493)

(1)	Other income includes cash received for the early termination of a lease less associated expenses.
(2)	Other costs include professional services, accelerated depreciation, and other related costs.

As of June 30, 2021 and December 31, 2020, the Company recorded $1.6 million and $2.2 million, respectively, of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to this plan. The Company estimates remaining 2021 Operational Improvement Plan costs will be approximately $1 million.

4.	Trade Accounts Receivable

Trade accounts receivables are recorded at their face amount, less an allowance for expected losses on doubtful accounts. The allowance for doubtful accounts is calculated based on customer-specific analysis and an aging methodology using historical loss information. The Company believes historical loss information is a reasonable basis for expected credit losses as the Company’s historical credit loss experience correlates with its customer delinquency status. This information is also adjusted for any known current economic conditions, including the current and expected impact of COVID-19. Currently, the COVID-19 pandemic has not had, and is not anticipated to have, a material impact on trade accounts receivable. Forecasted economic conditions have not had a significant impact on the current credit loss estimate due to the short-term nature of the Company’s customer receivables; however, the Company will continue to monitor and evaluate the rapidly changing economic conditions. Additionally, as the Company only has one portfolio segment, there are not different risks between portfolios. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

Index
The following tables summarize the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2021 and 2020:

(In thousands) Three Months Ended June 30, 2021	Allowance for Doubtful Accounts
Balance at March 31, 2021	$3,614
Provision for expected credit losses	138
Accounts written off	(20)
Translation and other activity	17
Balance at June 30, 2021	$3,749

(In thousands) Three Months Ended June 30, 2020	Allowance for Doubtful Accounts
Balance at March 31, 2020	$7,027
Provision for expected credit losses	116
Accounts written off	(291)
Divestiture	(2,174)
Translation and other activity	212
Balance at June 30, 2020	$4,890

(In thousands) Six Months Ended June 30, 2021	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	294
Accounts written off	(373)
Translation and other activity	(63)
Balance at June 30, 2021	$3,749

(In thousands) Six Months Ended June 30, 2020	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	356
Accounts written off	(627)
Divestiture	(2,174)
Translation and other activity	(431)
Balance at June 30, 2020	$4,890

5.	Inventories

At June 30, 2021, and December 31, 2020, inventories included finished and in-process products totaling $250.4 million and $268.1 million, respectively, and raw materials and supplies of $109.8 million and $113.2 million, respectively.

6.	Debt

On May 5, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $350 million senior unsecured revolving credit facility, with up to $20 million of the facility being available as a sub-facility for standby and commercial letters of credit and sub-limits of up to $50 million on swing line loans. The Credit Agreement also (i) terminated the $145 million term loan facility (which had no amounts outstanding), (ii) extended the maturity of the Company’s revolving credit facility from May 2022 to May 2026, and (iii) modified certain other provisions. Funds are available in U.S. dollars, Canadian dollars, Euros, Swiss Francs, and other major currencies. Proceeds from the facility will be used to refinance existing indebtedness of the Company, for working capital, and other general corporate purpose needs of the Company. On May 6, 2021, the Company also amended its note purchase agreements to make substantially conforming changes as were made to the Credit Agreement.

Index

7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of June 30, 2021 and December 31, 2020, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.7 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2021 and December 31, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2021 and December 31, 2020, was $483.7 million and $526.9 million, respectively. The fair value of the long-term debt at June 30, 2021 and December 31, 2020, was $507.5 million and $556.1 million, respectively.

8.	Segment Information

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

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor and fragrance products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals and nutraceuticals; colors, ingredients, and systems for cosmetics; and specialty inks and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color and flavor products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses, and other costs are included in the “Corporate & Other” category.

Divestiture & other related costs and restructuring and other costs, including the operational improvement plan costs, for the three and six months ended June 30, 2021 and 2020, are further described in Note 2, Divestitures, and Note 3, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2021:
Revenue from external customers	$174,699	$128,830	$32,298	$-	$335,827
Intersegment revenue	4,702	4,377	19	-	9,098
Total revenue	$179,401	$133,207	$32,317	$-	$344,925

Operating income (loss)	$24,536	$25,615	$5,793	$(20,191)	$35,753
Interest expense	-	-	-	3,322	3,322
Earnings (loss) before income taxes	$24,536	$25,615	$5,793	$(23,513)	$32,431

Three months ended June 30, 2020:
Revenue from external customers	$178,430	$116,879	$27,781	$-	$323,090
Intersegment revenue	5,181	4,417	92	-	9,690
Total revenue	$183,611	$121,296	$27,873	$-	$332,780

Operating income (loss)	$22,752	$22,263	$4,849	$(7,739)	$42,125
Interest expense	-	-	-	3,608	3,608
Earnings (loss) before income taxes	$22,752	$22,263	$4,849	$(11,347)	$38,517

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2021:
Revenue from external customers	$369,360	$260,031	$66,138	$-	$695,529
Intersegment revenue	10,952	8,896	19	-	19,867
Total revenue	$380,312	$268,927	$66,157	$-	$715,396

Operating income (loss)	$51,554	$52,209	$12,545	$(33,658)	$82,650
Interest expense	-	-	-	6,755	6,755
Earnings (loss) before income taxes	$51,554	$52,209	$12,545	$(40,413)	$75,895

Six months ended June 30, 2020:
Revenue from external customers	$359,617	$256,072	$58,078	$-	$673,767
Intersegment revenue	10,492	8,719	244	-	19,455
Total revenue	$370,109	$264,791	$58,322	$-	$693,222

Operating income (loss)	$43,623	$51,927	$9,908	$(28,772)	$76,686
Interest expense	-	-	-	7,915	7,915
Earnings (loss) before income taxes	$43,623	$51,927	$9,908	$(36,687)	$68,771

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2021:
Flavors, Extracts & Flavor Ingredients	$111,763	$-	$-	$111,763
Natural Ingredients	60,302	-	-	60,302
Fragrances	5,921	-	-	5,921
Yogurt Fruit Preparations	1,415	-	-	1,415
Food & Pharmaceutical Colors	-	94,092	-	94,092
Personal Care	-	38,323	-	38,323
Inks	-	792	-	792
Asia Pacific	-	-	32,317	32,317
Intersegment Revenue	(4,702)	(4,377)	(19)	(9,098)
Total revenue from external customers	$174,699	$128,830	$32,298	$335,827

Three months ended June 30, 2020:
Flavors, Extracts & Flavor Ingredients	$101,642	$-	$-	$101,642
Natural Ingredients	57,227	-	-	57,227
Fragrances	21,077	-	-	21,077
Yogurt Fruit Preparations	3,665	-	-	3,665
Food & Pharmaceutical Colors	-	86,825	-	86,825
Personal Care	-	31,095	-	31,095
Inks	-	3,376	-	3,376
Asia Pacific	-	-	27,873	27,873
Intersegment Revenue	(5,181)	(4,417)	(92)	(9,690)
Total revenue from external customers	$178,430	$116,879	$27,781	$323,090

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2021:
Flavors, Extracts & Flavor Ingredients	$219,853	$-	$-	$219,853
Natural Ingredients	122,506	-	-	122,506
Fragrances	34,388	-	-	34,388
Yogurt Fruit Preparations	3,565	-	-	3,565
Food & Pharmaceutical Colors	-	187,877	-	187,877
Personal Care	-	79,838	-	79,838
Inks	-	1,212	-	1,212
Asia Pacific	-	-	66,157	66,157
Intersegment Revenue	(10,952)	(8,896)	(19)	(19,867)
Total revenue from external customers	$369,360	$260,031	$66,138	$695,529

Six months ended June 30, 2020:
Flavors, Extracts & Flavor Ingredients	$203,095	$-	$-	$203,095
Natural Ingredients	114,827	-	-	114,827
Fragrances	43,361	-	-	43,361
Yogurt Fruit Preparations	8,826	-	-	8,826
Food & Pharmaceutical Colors	-	177,618	-	177,618
Personal Care	-	74,838	-	74,838
Inks	-	12,335	-	12,335
Asia Pacific	-	-	58,322	58,322
Intersegment Revenue	(10,492)	(8,719)	(244)	(19,455)
Total revenue from external customers	$359,617	$256,072	$58,078	$673,767

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2021:
North America	$128,665	$57,264	$37	$185,966
Europe	32,654	37,906	54	70,614
Asia Pacific	8,161	18,543	31,794	58,498
Other	5,219	15,117	413	20,749
Total revenue from external customers	$174,699	$128,830	$32,298	$335,827

Three months ended June 30, 2020:
North America	$120,827	$61,370	$-	$182,197
Europe	39,272	25,250	45	64,567
Asia Pacific	8,103	16,195	27,135	51,433
Other	10,228	14,064	601	24,893
Total revenue from external customers	$178,430	$116,879	$27,781	$323,090

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2021:
North America	$258,308	$120,934	$62	$379,304
Europe	77,222	75,184	76	152,482
Asia Pacific	17,878	33,381	64,352	115,611
Other	15,952	30,532	1,648	48,132
Total revenue from external customers	$369,360	$260,031	$66,138	$695,529

Six months ended June 30, 2020:
North America	$237,528	$127,635	$-	$365,163
Europe	83,149	63,988	67	147,204
Asia Pacific	17,458	32,170	56,257	105,885
Other	21,482	32,279	1,754	55,515
Total revenue from external customers	$359,617	$256,072	$58,078	$673,767

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Service cost	$437	$396	$873	$796
Interest cost	214	251	426	507
Expected return on plan assets	(185)	(204)	(369)	(413)
Recognized actuarial loss	69	15	138	31
Total defined benefit expense	$535	$458	$1,068	$921

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

Index

10.	Derivative Instruments and Hedging Activity

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $22.5 million and $54.1 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, gains of $0.5 million and $0.8 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the three and six months ended June 30, 2020, amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2021 and December 31, 2020, the total value of the Company’s net investment hedges was $300.5 million and $325.0 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended June 30, 2021 and 2020, the impact of foreign exchange rates on these debt instruments increased debt by $2.7 million and $5.1 million, respectively, which has been recorded as foreign currency translation in OCI. For the six months ended June 30, 2021 and 2020, the impact of foreign exchange rates on these debt instruments decreased debt by $6.9 million and by $3.3 million, respectively, which has been recorded as foreign currency translation in OCI. For the three and six months ended June 30, 2021, losses of $4.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings related to the Euro net investment hedge in connection with the sale of the fragrances product line. See Note 2, Divestitures, for additional information.

11.	Income Taxes

The effective income tax rates for the three months ended June 30, 2021 and 2020, were 20.0% and 20.5%, respectively. For the six months ended June 30, 2021 and 2020, the effective income tax rates were 24.1% and 25.3%, respectively. The effective tax rates for the three and six months ended June 30, 2021 and 2020 were both impacted by changes in valuation allowances, estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The three and six months ended June 30, 2021, were also impacted by an audit settlement.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and has determined the CARES Act does not materially impact the Company’s income tax expense or projections. As of June 30, 2021, the Company has deferred certain payroll tax payments of $5.5 million as permitted by the CARES Act.

Index

12.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2021 and 2020:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	844	-	(7,196)	(6,352)
Amounts reclassified from OCI	(776)	104	10,194	9,522
Balances at June 30, 2021	$817	$(1,861)	$(154,877)	$(155,921)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2021	$1,180	$(1,913)	$(173,497)	$(174,230)
Other comprehensive income before reclassifications	124	-	8,427	8,551
Amounts reclassified from OCI	(487)	52	10,193	9,758
Balances at June 30, 2021	$817	$(1,861)	$(154,877)	$(155,921)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive loss before reclassifications	(1,884)	-	(32,802)	(34,686)
Amounts reclassified from OCI	1,171	16	(8,217)	(7,030)
Balances at June 30, 2020	$(912)	$(656)	$(203,156)	$(204,724)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2020	$(1,635)	$(664)	$(205,062)	$(207,361)
Other comprehensive (loss) income before reclassifications	(19)	-	10,123	10,104
Amounts reclassified from OCI	742	8	(8,217)	(7,467)
Balances at June 30, 2020	$(912)	$(656)	$(203,156)	$(204,724)

(1)	Cash Flow Hedges and Pension Items are net of tax.

13.	Commitments and Contingencies

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

On June 15, 2020, the same law firm representing Ms. Kelley also filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to the California Private Attorneys General Act of 2004 (PAGA). This notice was served on behalf of Julie Bryan, who worked at SNI through a temporary staffing agency in early 2020. The notice states the intent to pursue relief on behalf of Ms. Bryan as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies or labor contractors. The notice alleges that SNI failed to properly pay Ms. Bryan and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. On August 19, 2020, Ms. Bryan filed a Complaint in Merced County Superior Court asserting the claims set forth in her PAGA notice. SNI filed its Answer and Affirmative Defenses, and the parties entered the discovery phase of the case. On May 20, 2021, however, Ms. Bryan filed a Request for Dismissal of her action, without prejudice.

On April 26, 2021, prior to the filing of the above-referenced Notice of Dismissal, the same law firm filed an additional notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. This notice was served on behalf of Patrick Walters, an employee of SNI. The notice states the intent to pursue relief on behalf of Mr. Walters as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies. The notice alleges that SNI failed to properly pay Mr. Walters and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. SNI intends to vigorously defend its interests in both the Kelley and Walters matters, absent a reasonable resolution.

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

Index
See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain, location.

14.	Subsequent Events

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The Company paid $15 million in cash for this acquisition with approximately $1.1 million of such amount being held back by the Company for 12 months in order to satisfy post-closing indemnification claims that may arise. This business will be part of the Flavors & Extracts segment.

On July 22, 2021, the Company announced its quarterly dividend of $0.39 per share would be payable on September 1, 2021.

Index

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2021, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of raw materials and other supplies, the availability of logistics and transportation, governmental regulations and restrictions, and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $335.8 million and $323.1 million for the three months ended June 30, 2021 and 2020, respectively. Revenue was $695.5 million and $673.8 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the impact of foreign exchange rates increased consolidated revenue by approximately 4%.

Gross Margin
The Company’s gross margin was 33.2% and 31.6% for the three months ended June 30, 2021 and 2020, respectively. The increase in gross margin was primarily due to the impact of the divestiture and other related costs in the prior year period.

The Company’s gross margin was 32.7% and 31.8% for the six months ended June 30, 2021 and 2020, respectively. The increase in gross margin was primarily due to the impact of the divestiture and other related costs in the prior year period.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 22.6% and 18.6% for the three months ended June 30, 2021 and 2020, respectively. Selling and administrative expense as a percent of revenue was 20.8% and 20.4% for the six months ended June 30, 2021 and 2020, respectively.

Selling and administrative expenses included divestiture & other related expenses and operational improvement plan costs and income totaling $8.2 million and $10.7 million for the three and six months ended June 30, 2021, respectively. Selling and administrative expenses included divestiture & other related expenses totaling $3.3 million of income and $8.4 million of expense for the three and six months ended June 30, 2020, respectively. There were no operational improvement plan costs for the three or six months ended June 30, 2020.

Operating Income
Operating income was $35.8 million and $42.1 million for the three months ended June 30, 2021 and 2020, respectively. Operating margins were 10.6% and 13.0% for the three months ended June 30, 2021 and 2020, respectively. The decrease in operating margin is primarily due to the net impact of higher divestiture & other related costs offset by operational improvement plan income, which decreased operating margins by 240 basis points for the three months ended June 30, 2021. For the three months ended June 30, 2020, divestiture & other related costs increased operating margins by 50 basis points.

Index
Operating income was $82.7 million and $76.7 million for the six months ended June 30, 2021 and 2020, respectively. Operating margins were 11.9% and 11.4% for the six months ended June 30, 2021 and 2020, respectively. The net impact of divestiture & other related costs offset by operational improvement plan income decreased operating margins by 160 basis points for the six months ended June 30, 2021. For the six months ended June 30, 2020, divestiture & other related costs decreased operating margins by 150 basis points.

Interest Expense
Interest expense was $3.3 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively, and $6.8 million and $7.9 million for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, the decrease in expense compared to the prior year period was due to the decrease in the average debt outstanding. For the six months ended June 30, 2021, the decrease in expense compared to the prior year comparable period was due to the decrease in the average debt outstanding and lower average interest rates.

Income Taxes
The effective income tax rates for the three months ended June 30, 2021 and 2020, were 20.0% and 20.5%, respectively. For the six months ended June 30, 2021 and 2020, the effective income tax rates were 24.1% and 25.3%, respectively. The effective tax rates for the three and six months ended June 30, 2021 and 2020 were both impacted by changes in valuation allowances, estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The three and six months ended June 30, 2021, were also impacted by an audit settlement.

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

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line). The Company received $36.3 million of net cash, subject to post-closing working capital and net debt adjustments. In addition, the Company expects to receive additional consideration for the collection of certain retained accounts receivable. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million for the three months ended June 30, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

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

During the second quarter of 2021, the Company received cash proceeds, net of associated expenses, in connection with the termination of a New Jersey office and laboratory space lease. The terminated lease was originally executed in November 2020 as part of the Operational Improvement Plan; however, the landlord for the property requested to terminate the lease prior to the end of its term and compensated the Company as part of a negotiated resolution for that termination.

In the three and six months ended June 30, 2021, the Company recorded income of $3.5 million and $2.5 million, respectively, related to the Operational Improvement Plan, primarily related to a $3.6 million gain associated with the terminated New Jersey lease.

Index
COVID-19
COVID-19 has adversely affected, and is expected to continue to adversely affect, most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation disruptions. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing.

For the three and six months ended June 30, 2021, demand for many of the Company’s products remained strong, especially in product lines that serve the food and beverage markets. There has been continued softer demand in other product lines the Company serves, particularly in the cosmetics product line and some product lines that supply the quick service restaurant segment due to continued widespread restaurant capacity and other operating restrictions. While COVID-19 appears to have initially contributed to demand for food-related products and dampened demand for personal care related products, it is difficult to quantify the continuing and future impact of COVID-19 on demand for the Company’s products.

During the first quarter of 2020, the Company had a production facility in China and a production facility in India that were required to temporarily suspend operations. In addition, during the fourth quarter of 2020, the Company had a production facility in China that was required to temporarily suspend operations. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. The Company also continues to monitor supply chains and has increased inventory in certain key raw materials. The Company did not experience any significant supply disruptions related to COVID-19 during the three and six months ended June 30, 2021.

As of June 30, 2021, the Company continues to be in compliance with its financial loan covenants and does not anticipate any non-compliance in the future. COVID-19 has not adversely impacted the Company’s capital or financial resources. Furthermore, the Company expects its forecasted cash flows from operations and its available debt capacity will be able to meet future cash requirements for operations, capital expenditures, contractual maturities on long-term debt, stock repurchases, and dividend payments.

The Company continues to monitor its trade accounts receivables for potential collection issues and has not identified any significant concerns as of this filing. The Company will continue to monitor cash collections and review trade receivable aging to identify any deterioration in quality.

The Company continues to believe its internal controls over financial reporting and its disclosure controls and procedures are effective to ensure their design and operation continue to be effective as some employees outside the United States perform tasks from alternative work locations. Internal audit continues to perform their audit procedures, remotely for locations outside the United States, as planned.

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

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the divested product lines, the divestiture & other related costs, and the operational improvement plan costs and income, and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of divested product lines, the divestiture & other related costs or income, and the operational improvement plan costs or income.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	% Change	2021	2020	% Change
Revenue (GAAP)	$335,827	$323,090	3.9%	$695,529	$673,767	3.2%
Revenue of the divested product lines	(2,207)	(28,217)		(27,777)	(64,802)
Adjusted revenue	$333,620	$294,873	13.1%	$667,752	$608,965	9.7%

Operating Income (GAAP)	$35,753	$42,125	(15.1%)	$82,650	$76,686	7.8%
Divestiture & other related costs – Cost of products sold	3	1,749		28	1,939
Divestiture & other related costs (income) – Selling and administrative expenses	11,685	(3,276)		13,232	8,377
Operating loss (income) of the divested product lines	459	(331)		(2,468)	(1,716)
Operational improvement plan – Selling and administrative expenses (income)	(3,494)	-		(2,493)	-
Adjusted operating income	$44,406	$40,267	10.3%	$90,949	$85,286	6.6%

Net Earnings (GAAP)	$25,936	$30,620	(15.3%)	$57,604	$51,393	12.1%
Divestiture & other related costs (income), before tax	11,688	(1,527)		13,260	10,316
Tax impact of divestiture & other related costs	(1,689)	509		(896)	(425)
Net loss (earnings) of the divested product lines, before tax	459	(331)		(2,468)	(1,716)
Tax impact of the divested product lines	(115)	203		608	500
Operational improvement plan income, before tax	(3,494)	-		(2,493)	-
Tax impact of operational improvement plan	455	-		159	-
Adjusted net earnings	$33,240	$29,474	12.8%	$65,774	$60,068	9.5%

Diluted earnings per share (GAAP)	$0.61	$0.72	(15.3%)	$1.36	$1.21	12.4%
Divestiture & other related costs (income), net of tax	0.24	(0.02)		0.29	0.23
Results of operations of the divested product lines, net of tax	0.01	-		(0.04)	(0.03)
Operational improvement plan income, net of tax	(0.07)	-		(0.06)	-
Adjusted diluted earnings per share	$0.79	$0.70	12.9%	$1.55	$1.42	9.2%

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

Index
The following table summarizes the percentage change for the results of the three and six months ended June 30, 2021, compared to the results for the three and six months ended June 30, 2020, in the respective financial measures.

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	(2.3%)	3.7%	(15.1%)	9.1%	2.8%	3.1%	(9.3%)	9.0%
Color	9.8%	5.3%	(2.6%)	7.1%	1.6%	3.8%	(4.5%)	2.3%
Asia Pacific	15.9%	5.5%	(0.9%)	11.3%	13.4%	5.7%	(0.1%)	7.8%
Total Revenue	3.9%	4.4%	(9.6%)	9.1%	3.2%	3.5%	(6.7%)	6.4%

Operating Income
Flavors & Extracts	7.8%	3.1%	(8.5%)	13.2%	18.2%	2.6%	(1.5%)	17.1%
Color	15.1%	5.4%	4.5%	5.2%	0.5%	4.1%	1.4%	(5.0%)
Asia Pacific	19.5%	(0.6%)	(1.5%)	21.6%	26.6%	0.3%	(0.3%)	26.6%
Corporate & Other	160.9%	0.1%	131.4%	29.4%	17.0%	0.1%	(7.1%)	24.0%
Total Operating Income	(15.1%)	4.5%	(25.4%)	5.8%	7.8%	4.3%	0.6%	2.9%
Diluted Earnings per Share	(15.3%)	5.5%	(29.4%)	8.6%	12.4%	5.0%	1.8%	5.6%

(1)
For Revenue, adjustments consist of revenues of the divested product lines. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the divested product lines, divestiture & other related costs, and 2021 operational improvement plan costs and income.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $179.4 million and $183.6 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of approximately 2%. Foreign exchange rates increased segment revenue by approximately 4%. The decrease was a result of higher revenue in Flavors, Extracts & Flavor Ingredients, and Natural Ingredients, which was more than offset by lower revenue due to the divestitures of Yogurt Fruit Preparations in September of 2020 and Fragrances on April 1, 2021. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and the favorable impact of exchange rates. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices.

Flavors & Extracts segment revenue was $380.3 million and $370.1 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately 3%. Foreign exchange rates increased segment revenue by approximately 3%. The increase was a result of higher revenue in Flavors, Extracts & Flavor Ingredients, and Natural Ingredients, which was partially offset by lower revenue due to the divestitures of Yogurt Fruit Preparations in September of 2020 and Fragrances on April 1, 2021. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and the favorable impact of exchange rates. The higher revenue in Natural Ingredients was primarily due to higher volumes and selling prices.

Flavors & Extracts segment operating income was $24.5 million and $22.8 million for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately 8%. Foreign exchange rates increased segment operating income by approximately 3%. The increase was a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower segment operating income due to the divestiture of Fragrances on April 1, 2021. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher volumes, which was partially offset by higher raw material costs.  The higher segment operating income in Natural Ingredients was primarily a result of higher volumes and selling prices. Segment operating income as a percent of revenue was 13.7% in the current quarter compared to 12.4% in the prior year’s comparable quarter.

Index
Flavors & Extracts segment operating income was $51.6 million and $43.6 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately 18%. Foreign exchange rates increased segment operating income by approximately 3%. The increase was a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher volumes, lower manufacturing and other costs, and the favorable impact of foreign exchange rates. The higher segment operating income in Natural Ingredients was primarily a result of higher volumes and selling prices. Segment operating income as a percent of revenue was 13.6% in the current six month period compared to 11.8% in the prior year’s comparable six month period.

Color
Segment revenue for the Color segment was $133.2 million and $121.3 million for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately 10%. Foreign exchange rates increased segment revenue by approximately 5%. The increase was a result of higher segment revenue in Food & Pharmaceutical Colors and Personal Care, due to higher volumes and the favorable impact of foreign exchange rates, partially offset by lower revenue due to the divestiture of Inks on June 30, 2020.

Segment revenue for the Color segment was $268.9 million and $264.8 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately 2%. Foreign exchange rates increased segment revenue by approximately 4%. The increase was a result of higher segment revenue in Food & Pharmaceutical Colors and Personal Care due to higher volumes and the favorable impact of foreign exchange rates, partially offset by lower revenue due to the divestiture of Inks on June 30, 2020.

Segment operating income for the Color segment was $25.6 million and $22.3 million for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately 15%. Foreign exchange rates increased segment operating income by approximately 5%. The increase in segment operating income was a result of higher segment operating income in Food & Pharmaceutical Colors due to higher volumes and the favorable impact of foreign exchange rates. Segment operating income also increased due to the favorable impact of the Inks divestiture on June 30, 2020. Segment operating income as a percent of revenue was 19.2% in the current quarter and 18.4% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $52.2 million and $51.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately 1%. Foreign exchange rates increased segment operating income by approximately 4%. Segment operating income was comparable to the prior year period as the lower operating income in Personal Care was mostly offset by the favorable impact of the Inks divestiture. Segment operating income as a percent of revenue was 19.4% in the current six month period and 19.6% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $32.3 million and $27.9 million for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately 16%. The increase was a result of higher volumes and the favorable impact of foreign exchange rates, which increased segment revenue by approximately 6%.

Segment revenue for the Asia Pacific segment was $66.2 million and $58.3 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately 13%. The increase was a result of higher volumes and the favorable impact of foreign exchange rates, which increased segment revenue by approximately 6%.

Segment operating income for the Asia Pacific segment was $5.8 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately 20%. The increase was primarily a result of higher volumes. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 17.9% in the current quarter and 17.4% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $12.5 million and $9.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately 27%. The increase was primarily a result of higher volumes. Foreign exchange rates did not have a significant effect on segment operating income. Segment operating income as a percent of revenue was 19.0% in the current six month period and 17.0% in the prior year’s comparable period.

Index
Corporate & Other
The Corporate & Other operating expense was $20.2 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively. The higher operating expense for the three months ended June 30, 2021 was primarily due to higher divestiture & other related expenses and performance-based executive compensation, partially offset by the operational improvement plan income in the current period. There were no operational improvement plan income or costs in the prior year’s comparable period.

The Corporate & Other operating expense was $33.7 million and $28.8 million for the six months ended June 30, 2021 and 2020, respectively. The higher operating expense for the six months ended June 30, 2021 was primarily due to higher divestiture & other related expenses and performance-based executive compensation, partially offset by the operational improvement plan income in the current six month period. There were no operational improvement plan income or costs in the prior year’s comparable period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2021. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2021 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $89.3 million and $107.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in net cash provided by operating activities was primarily due to the change in cash used in working capital during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Cash Flows from Investing Activities
Net cash provided by investing activities was $10.6 million during the six months ended June 30, 2021. Net cash used in investing activities was $5.8 million during the six months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, the Company received cash proceeds of $36.3 million and $11.3 million, respectively, related to the Company’s divestiture activities. In the six months ended June 30, 2020, the Company received $4.6 million related to the redemption of miscellaneous investments. Capital expenditures were $25.6 million and $21.4 million during the six months ended June 30, 2021 and 2020, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $92.7 million and $93.6 million for the six months ended June 30, 2021 and 2020, respectively. Net debt decreased by $36.6 million and $60.2 million for the six months ended June 30, 2021 and 2020, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $22.5 million during the six months ended June 30, 2021. There were no repurchases of shares of the Company’s common stock in the comparable prior year’s period. Dividends of $33.0 million were paid during both the six months ended June 30, 2021 and 2020. Dividends paid were $0.78 per share for both the six months ended June 30, 2021 and 2020.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2021. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2021. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Part I, Item 1, Note 13, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.          RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2021, 1,051,967 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2021, the maximum number of shares that may be purchased under publicly announced plans is 1,948,033.

The following table sets forth information with respect to our purchases of shares of our common stock during the three months ended June 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 to April 30, 2021	10,900	$82.77	10,900	2,062,283
May 1 to May 31, 2021	64,250	85.81	64,250	1,998,033
June 1 to June 30, 2021	50,000	88.54	50,000	1,948,033
Total	125,150		125,150

ITEM 6.          EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Exhibit	Description	Incorporated by Reference From	Filed Herewith
4.1	Fourth Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.2	Third Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 4.2 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.3	Second Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.3 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.4	First Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 1, 2018	Exhibit 4.4 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

10.1	Third Amended and Restated Credit Agreement dated as of May 5, 2021	Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 3, 2021	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	August 3, 2021	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer