Form 10-Q
period 2021-09-30
SENSIENT TECHNOLOGIES CORP
filed 2021-11-02
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant's telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2021
Common Stock, par value $0.10 per share	42,026,333

SENSIENT TECHNOLOGIES CORPORATION

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$344,287	$323,566	$1,039,816	$997,333
Cost of products sold	229,216	217,920	697,538	677,580
Selling and administrative expenses	68,113	64,491	212,670	201,912
Operating income	46,958	41,155	129,608	117,841
Interest expense	3,037	3,497	9,792	11,412
Earnings before income taxes	43,921	37,658	119,816	106,429
Income taxes	10,009	4,748	28,300	22,126
Net earnings	$33,912	$32,910	$91,516	$84,303

Weighted average number of common shares outstanding:
Basic	42,024	42,307	42,140	42,299
Diluted	42,206	42,349	42,287	42,326

Earnings per common share:
Basic	$0.81	$0.78	$2.17	$1.99
Diluted	$0.80	$0.78	$2.16	$1.99

Dividends declared per common share	$0.39	$0.39	$1.17	$1.17

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Comprehensive income	$18,680	$51,232	$79,454	$60,909

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	September 30, 2021 (Unaudited)	December 31, 2020

Current Assets:
Cash and cash equivalents	$32,939	$24,770
Trade accounts receivable	263,710	234,132
Inventories	392,231	381,346
Prepaid expenses and other current assets	50,081	48,578
Assets held for sale	-	52,760

Total current assets	738,961	741,586

Other assets	88,078	89,883
Deferred tax assets	25,859	29,678
Intangible assets, net	15,248	10,930
Goodwill	422,481	423,290
Property, Plant, and Equipment:
Land	30,990	31,422
Buildings	315,795	316,533
Machinery and equipment	704,812	703,485
Construction in progress	30,564	21,759
	1,082,161	1,073,199
Less accumulated depreciation	(644,372)	(627,706)
	437,789	445,493

Total assets	$1,728,416	$1,740,860

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$123,894	$107,324
Accrued salaries, wages, and withholdings from employees	35,530	34,462
Other accrued expenses	51,457	42,985
Income taxes	3,001	4,598
Short-term borrowings	10,483	9,247
Liabilities held for sale	-	17,339

Total current liabilities	224,365	215,955

Deferred tax liabilities	13,101	13,411
Other liabilities	30,399	30,213
Accrued employee and retiree benefits	30,258	28,941
Long-term debt	490,901	518,004
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	108,210	102,909
Earnings reinvested in the business	1,620,710	1,578,662
Treasury stock, at cost	(623,771)	(593,540)
Accumulated other comprehensive loss	(171,153)	(159,091)

Total shareholders’ equity	939,392	934,336

Total liabilities and shareholders’ equity	$1,728,416	$1,740,860

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net earnings	$91,516	$84,303
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	38,828	36,831
Share-based compensation expense	6,431	4,017
Net loss (gain) on assets	203	(254)
Loss on divestitures and other charges	13,774	5,821
Deferred income taxes	3,793	(9,001)
Changes in operating assets and liabilities:
Trade accounts receivable	(35,290)	(7,962)
Inventories	(15,898)	17,433
Prepaid expenses and other assets	(15,016)	(4,726)
Accounts payable and other accrued expenses	24,007	9,018
Accrued salaries, wages, and withholdings from employees	1,763	7,410
Income taxes	(1,155)	(3,899)
Other liabilities	3,192	3,936

Net cash provided by operating activities	116,148	142,927

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(37,608)	(34,009)
Proceeds from sale of assets	201	1,022
Proceeds from divesture of businesses	36,790	12,228
Acquisition of new businesses	(13,875)	-
Other investing activities	1,348	4,955

Net cash used in investing activities	(13,144)	(15,804)

Cash flows from financing activities:
Proceeds from additional borrowings	55,589	33,164
Debt payments	(67,534)	(101,061)
Purchase of treasury stock	(31,467)	-
Dividends paid	(49,468)	(49,537)
Other financing activities	(582)	(415)

Net cash used in financing activities	(93,462)	(117,849)

Effect of exchange rate changes on cash and cash equivalents	(1,373)	(3,527)

Net increase in cash and cash equivalents	8,169	5,747
Cash and cash equivalents at beginning of period	24,770	21,153

Cash and cash equivalents at end of period	$32,939	$26,900

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended September 30, 2021	Stock	Capital	in the Business	Shares	Amount	Income (Loss)	Equity
Balances at June 30, 2021	$5,396	$105,967	$1,603,239	11,892,497	$(614,404)	$(155,921)	$944,277
Net earnings	-	-	33,912	-	-	-	33,912
Other comprehensive loss	-	-	-	-	-	(15,232)	(15,232)
Cash dividends paid – $0.39 per share	-	-	(16,441)	-	-	-	(16,441)
Share-based compensation	-	2,243	-	-	-	-	2,243
Purchase of treasury stock	-	-	-	105,600	(9,367)	-	(9,367)
Balances at September 30, 2021	$5,396	$108,210	$1,620,710	11,998,097	$(623,771)	$(171,153)	$939,392

Three Months Ended September 30, 2020
Balances at June 30, 2020	$5,396	$99,962	$1,553,622	11,647,627	$(593,540)	$(204,724)	$860,716
Net earnings	-	-	32,910	-	-	-	32,910
Other comprehensive income	-	-	-	-	-	18,322	18,322
Cash dividends paid – $0.39 per share	-	-	(16,519)	-	-	-	(16,519)
Share-based compensation	-	1,355	-	-	-	-	1,355
Other	-	1	-	-	-	-	1
Balances at September 30, 2020	$5,396	$101,318	$1,570,013	11,647,627	$(593,540)	$(186,402)	$896,785

Nine Months Ended September 30, 2021
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)	$934,336
Net earnings	-	-	91,516	-	-	-	91,516
Other comprehensive loss	-	-	-	-	-	(12,062)	(12,062)
Cash dividends paid – $1.17 per share	-	-	(49,468)	-	-	-	(49,468)
Share-based compensation	-	6,431	-	-	-	-	6,431
Non-vested stock issued upon vesting	-	(1,264)	-	(24,711)	1,264	-	-
Benefit plans	-	338	-	(14,791)	756	-	1,094
Purchase of treasury stock	-	-	-	382,593	(31,874)	-	(31,874)
Other	-	(204)	-	7,379	(377)	-	(581)
Balances at September 30, 2021	$5,396	$108,210	$1,620,710	11,998,097	$(623,771)	$(171,153)	$939,392

Nine Months Ended September 30, 2020
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)	$881,589
Net earnings	-	-	84,303	-	-	-	84,303
Other comprehensive loss	-	-	-	-	-	(23,394)	(23,394)
Cash dividends paid – $1.17 per share	-	-	(49,537)	-	-	-	(49,537)
Share-based compensation	-	4,017	-	-	-	-	4,017
Non-vested stock issued upon vesting	-	(1,352)	-	(26,515)	1,352	-	-
Benefit plans	-	241	-	(16,344)	833	-	1,074
Adoption of ASU 2016-13	-	-	(853)	-	-	-	(853)
Other	-	(13)	-	7,850	(401)	-	(414)
Balances at September 30, 2020	$5,396	$101,318	$1,570,013	11,647,627	$(593,540)	$(186,402)	$896,785

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2021; the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2021 and 2020; and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

On June 30, 2020, the Company completed the sale of its inks product line. In 2021 and 2020, the Company received $0.5 million and $11.6 million of net cash, respectively, as part of the sale.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line for $1.0 million. The sale included an earnout based on future performance, which could result in additional cash consideration for the Company.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million, for the nine months ended September 30, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

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

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the three months ended September 30, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Other costs - Selling and administrative expenses(1)	$102	$149	$(157)	$147	$241

(1)	Other costs – Selling and administrative expenses include employee separation costs, professional services, accelerated depreciation, and other related costs and income.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the three months ended September 30, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Other costs - Selling and administrative expenses(1)	$(446)	$247	$158	$353	$312
Other costs – Cost of Products Sold	-	7	(207)	52	(148)
Total	$(446)	$254	$(49)	$405	$164

(1)	Other costs – Selling and administrative expenses include employee separation costs, professional services, accelerated depreciation, and other related costs and income.

Index
The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the nine months ended September 30, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$-	$1,062	$-	$-	$1,062
Non-cash charges – Cost of products sold	-	37	(9)	-	28
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	10,193	-	-	10,193
Other costs - Selling and administrative expenses(1)	631	1,365	(362)	584	2,218
Total	$631	$12,657	$(371)	$584	$13,501

(1)	Other costs – Selling and administrative expenses include employee separation costs, professional services, accelerated depreciation, and other related costs.

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the nine months ended September 30, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Total
Non-cash impairment charges – Selling and administrative expenses	$2,597	$339	$9,295	$(6)	$12,225
Non-cash charges – Cost of products sold	1,679	77	(207)	242	1,791
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	-	(8,639)	-	(8,639)
Other costs - Selling and administrative expenses(1)	(71)	2,353	931	1,890	5,103
Total	$4,205	$2,769	$1,380	$2,126	$10,480

(1)	Other costs – Selling and administrative expenses include environmental remediation, employee separation costs, professional services, and other related costs.

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

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. The Company recorded $0.8 million in the three months ended June 30, 2020, based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company. During the nine months ended September 30, 2021, the Company recorded an additional $0.3 million related to these obligations in Selling and Administrative Expenses based on further analysis at the site during the period.

As of September 30, 2021, the Company estimates remaining 2021 divestiture & other related costs will not be significant.

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

The following table summarizes the Operational Improvement Plan income and expenses recorded in Selling and Administrative Expenses by segment for the three months ended September 30, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$1	$(120)	$(4)	$(123)
Other costs	-	605	1	606
Total expense (income)	$1	$485	$(3)	$483

The following table summarizes the Operational Improvement Plan expenses recorded in Selling and Administrative Expenses by segment for the nine months ended September 30, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$(15)	$(40)	$(72)	$(127)
Other income(1)	-	(3,624)	-	(3,624)
Other costs(2)	-	1,739	2	1,741
Total expense (income)	$(15)	$(1,925)	$(70)	$(2,010)

(1)	Other income includes cash received for the early termination of a lease less associated expenses.
(2)	Other costs include professional services, accelerated depreciation, and other related costs.

The following table summarizes the Operational Improvement Plan expenses by segment for the three and nine months ended September 30, 2020:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs – Selling and administrative expenses	$337	$1,477	$610	$2,424
Other costs – Selling and administrative expenses(1)	-	182	-	182
Other costs – Cost of products sold	-	35	-	35
Total expense	$337	$1,694	$610	$2,641

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

As of September 30, 2021 and December 31, 2020, the Company recorded $1.0 million and $2.2 million, respectively, of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to this plan. As of September 30, 2021, the Company estimates remaining 2021 Operational Improvement Plan costs will not be significant.

Index
4.	Acquisition

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price of this acquisition was $14.9 million in cash with approximately $1.0 million of such amount being held back by the Company for 12 months in order to satisfy post-closing indemnification claims that may arise. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date.  The Company acquired net assets of $0.4 million and identified intangible assets, principally customer relationships, of $5.0 million. The remaining $9.5 million was allocated to goodwill. This business is now part of the Flavors & Extracts segment.

5.	Trade Accounts Receivable

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

The following tables summarize the changes in the allowance for doubtful accounts during the three and nine month periods ended September 30, 2021 and 2020:

(In thousands) Three Months Ended September 30, 2021	Allowance for Doubtful Accounts
Balance at June 30, 2021	$3,749
Provision for expected credit losses	186
Accounts written off	(41)
Translation and other activity	(65)
Balance at September 30, 2021	$3,829

(In thousands) Three Months Ended September 30, 2020	Allowance for Doubtful Accounts
Balance at June 30, 2020	$4,890
Provision for expected credit losses	148
Accounts written off	(453)
Translation and other activity	207
Balance at September 30, 2020	$4,792

(In thousands) Nine Months Ended September 30, 2021	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	480
Accounts written off	(414)
Translation and other activity	(128)
Balance at September 30, 2021	$3,829

(In thousands) Nine Months Ended September 30, 2020	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	504
Accounts written off	(1,080)
Divestiture	(2,174)
Translation and other activity	(224)
Balance at September 30, 2020	$4,792

Index
6.	Inventories

At September 30, 2021, and December 31, 2020, inventories included finished and in-process products totaling $263.8 million and $268.1 million, respectively, and raw materials and supplies of $128.4 million and $113.2 million, respectively.

7.	Debt

On May 5, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) and terminated the $145 million term loan facility (which had no amounts outstanding). The Credit Agreement provides for a $350 million senior unsecured revolving credit facility, with up to $20 million of the facility being available as a sub-facility for standby and commercial letters of credit and sub-limits of up to $50 million on swing line loans. The Credit Agreement also extended the maturity of the Company’s revolving credit facility from May 2022 to May 2026 and modified certain other provisions. Funds are available in U.S. dollars, Canadian dollars, Euros, Swiss Francs, and other major currencies. Proceeds from the facility will be used to refinance existing indebtedness of the Company, for working capital, and other general corporate purpose needs of the Company. On May 6, 2021, the Company also amended its note purchase agreements to make substantially conforming changes as were made to the Credit Agreement. On October 1, 2021, the Company amended its existing accounts receivable securitization program. See Note 15, Subsequent Events, for further details.

8.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of September 30, 2021 and December 31, 2020, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.4 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2021 and December 31, 2020. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2021 and December 31, 2020, was $491.4 million and $526.9 million, respectively. The fair value of the long-term debt at September 30, 2021 and December 31, 2020, was $512.1 million and $556.1 million, respectively.

9.	Segment Information

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

Divestiture & other related costs and operational improvement plan costs, for the three and nine months ended September 30, 2021 and 2020, are further described in Note 2, Divestitures, and Note 3, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2021:
Revenue from external customers	$175,690	$135,395	$33,202	$-	$344,287
Intersegment revenue	5,977	3,844	240	-	10,061
Total revenue	$181,667	$139,239	$33,442	$-	$354,348

Operating income (loss)	$25,164	$27,253	$6,601	$(12,060)	$46,958
Interest expense	-	-	-	3,037	3,037
Earnings (loss) before income taxes	$25,164	$27,253	$6,601	$(15,097)	$43,921

Three months ended September 30, 2020:
Revenue from external customers	$179,687	$113,139	$30,740	$-	$323,566
Intersegment revenue	3,179	3,275	-	-	6,454
Total revenue	$182,866	$116,414	$30,740	$-	$330,020

Operating income (loss)	$23,844	$23,559	$6,123	$(12,371)	$41,155
Interest expense	-	-	-	3,497	3,497
Earnings (loss) before income taxes	$23,844	$23,559	$6,123	$(15,868)	$37,658

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2021:
Revenue from external customers	$545,050	$395,426	$99,340	$-	$1,039,816
Intersegment revenue	16,929	12,740	259	-	29,928
Total revenue	$561,979	$408,166	$99,599	$-	$1,069,744

Operating income (loss)	$76,718	$79,462	$19,146	$(45,718)	$129,608
Interest expense	-	-	-	9,792	9,792
Earnings (loss) before income taxes	$76,718	$79,462	$19,146	$(55,510)	$119,816

Nine months ended September 30, 2020:
Revenue from external customers	$539,304	$369,211	$88,818	$-	$997,333
Intersegment revenue	13,671	11,994	244	-	25,909
Total revenue	$552,975	$381,205	$89,062	$-	$1,023,242

Operating income (loss)	$67,467	$75,486	$16,031	$(41,143)	$117,841
Interest expense	-	-	-	11,412	11,412
Earnings (loss) before income taxes	$67,467	$75,486	$16,031	$(52,555)	$106,429

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2021:
Flavors, Extracts & Flavor Ingredients	$116,140	$-	$-	$116,140
Natural Ingredients	64,215	-	-	64,215
Yogurt Fruit Preparations	1,312	-	-	1,312
Food & Pharmaceutical Colors	-	99,688	-	99,688
Personal Care	-	39,241	-	39,241
Inks	-	310	-	310
Asia Pacific	-	-	33,442	33,442
Intersegment Revenue	(5,977)	(3,844)	(240)	(10,061)
Total revenue from external customers	$175,690	$135,395	$33,202	$344,287

Three months ended September 30, 2020:
Flavors, Extracts & Flavor Ingredients	$98,952	$-	$-	$98,952
Natural Ingredients	60,937	-	-	60,937
Fragrances	19,890	-	-	19,890
Yogurt Fruit Preparations	3,087	-	-	3,087
Food & Pharmaceutical Colors	-	83,406	-	83,406
Personal Care	-	32,495	-	32,495
Inks	-	513	-	513
Asia Pacific	-	-	30,740	30,740
Intersegment Revenue	(3,179)	(3,275)	-	(6,454)
Total revenue from external customers	$179,687	$113,139	$30,740	$323,566

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2021:
Flavors, Extracts & Flavor Ingredients	$347,642	$-	$-	$347,642
Natural Ingredients	186,721	-	-	186,721
Fragrances	22,739	-	-	22,739
Yogurt Fruit Preparations	4,877	-	-	4,877
Food & Pharmaceutical Colors	-	287,565	-	287,565
Personal Care	-	119,079	-	119,079
Inks	-	1,522	-	1,522
Asia Pacific	-	-	99,599	99,599
Intersegment Revenue	(16,929)	(12,740)	(259)	(29,928)
Total revenue from external customers	$545,050	$395,426	$99,340	$1,039,816

Nine months ended September 30, 2020:
Flavors, Extracts & Flavor Ingredients	$302,047	$-	$-	$302,047
Natural Ingredients	175,764	-	-	175,764
Fragrances	63,251	-	-	63,251
Yogurt Fruit Preparations	11,913	-	-	11,913
Food & Pharmaceutical Colors	-	261,024	-	261,024
Personal Care	-	107,333	-	107,333
Inks	-	12,848	-	12,848
Asia Pacific	-	-	89,062	89,062
Intersegment Revenue	(13,671)	(11,994)	(244)	(25,909)
Total revenue from external customers	$539,304	$369,211	$88,818	$997,333

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2021:
North America	$131,855	$67,830	$5	$199,690
Europe	30,241	37,004	30	67,275
Asia Pacific	6,410	14,451	32,511	53,372
Other	7,184	16,110	656	23,950
Total revenue from external customers	$175,690	$135,395	$33,202	$344,287

Three months ended September 30, 2020:
North America	$124,125	$61,937	$48	$186,110
Europe	37,257	24,953	11	62,221
Asia Pacific	7,905	10,926	29,489	48,320
Other	10,400	15,323	1,192	26,915
Total revenue from external customers	$179,687	$113,139	$30,740	$323,566

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2021:
North America	$390,163	$188,764	$67	$578,994
Europe	107,463	112,188	106	219,757
Asia Pacific	24,288	47,832	96,863	168,983
Other	23,136	46,642	2,304	72,082
Total revenue from external customers	$545,050	$395,426	$99,340	$1,039,816

Nine months ended September 30, 2020:
North America	$361,653	$189,572	$48	$551,273
Europe	120,406	88,941	78	209,425
Asia Pacific	25,363	43,096	85,746	154,205
Other	31,882	47,602	2,946	82,430
Total revenue from external customers	$539,304	$369,211	$88,818	$997,333

10.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Service cost	$435	$400	$1,308	$1,196
Interest cost	212	256	638	763
Expected return on plan assets	(184)	(209)	(553)	(622)
Recognized actuarial loss	69	16	207	47
Total defined benefit expense	$532	$463	$1,600	$1,384

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

Index
11.	Derivative Instruments and Hedging Activity

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $15.1 million and $54.1 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, gains of $0.3 million and losses of $0.2 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the nine months ended September 30, 2021 and 2020, gains of $1.1 million and losses of $1.4 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of September 30, 2021 and December 31, 2020, the total value of the Company’s net investment hedges was $293.3 million and $325.0 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended September 30, 2021 and 2020, the impact of foreign exchange rates on these debt instruments decreased debt by $7.2 million and increased debt by $13.1 million, respectively, which has been recorded as foreign currency translation in OCI. For the nine months ended September 30, 2021 and 2020, the impact of foreign exchange rates on these debt instruments decreased debt by $14.1 million and increased debt by $9.8 million, respectively, which has been recorded as foreign currency translation in OCI. For the three and nine months ended September 30, 2021, losses of $4.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings related to the Euro net investment hedge in connection with the sale of the fragrances product line. See Note 2, Divestitures, for additional information.

12.	Income Taxes

The effective income tax rates for the three months ended September 30, 2021 and 2020, were 22.8% and 12.6%, respectively. For the nine months ended September 30, 2021 and 2020, the effective income tax rates were 23.6% and 20.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 were both impacted by changes in valuation allowances, changes in estimates associated with the finalization of prior year foreign tax items, changes in deferred tax assets and liabilities due to newly enacted tax rates, audit settlements, and the mix of foreign earnings. The three and nine months ended September 30, 2020, were also impacted by a change in a reserve for an uncertain tax position.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act allows for the deferral of income and social security tax payments, a five-year carryback for net operating losses, changes to interest expense and business loss limitation rules, certain new tax credits, and certain new loans and grants to businesses. The Company has reviewed its income tax assumptions and projections in light of the CARES Act and has determined the CARES Act does not materially impact the Company’s income tax expense or projections. As of September 30, 2021, the Company has deferred certain payroll tax payments of $5.5 million as permitted by the CARES Act.

Index
13.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2021 and 2020:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	729	-	(22,073)	(21,344)
Amounts reclassified from OCI	(1,068)	156	10,194	9,282
Balances at September 30, 2021	$410	$(1,809)	$(169,754)	$(171,153)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2021	$817	$(1,861)	$(154,877)	$(155,921)
Other comprehensive loss before reclassifications	(115)	-	(14,877)	(14,992)
Amounts reclassified from OCI	(292)	52	-	(240)
Balances at September 30, 2021	$410	$(1,809)	$(169,754)	$(171,153)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive loss before reclassifications	(995)	-	(15,164)	(16,159)
Amounts reclassified from OCI	1,380	24	(8,639)	(7,235)
Balances at September 30, 2020	$186	$(648)	$(185,940)	$(186,402)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2020	$(912)	$(656)	$(203,156)	$(204,724)
Other comprehensive income before reclassifications	889	-	17,638	18,527
Amounts reclassified from OCI	209	8	(422)	(205)
Balances at September 30, 2020	$186	$(648)	$(185,940)	$(186,402)

(1)	Cash Flow Hedges and Pension Items are net of tax.

14.	Commitments and Contingencies

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

On April 26, 2021, prior to the filing of the above-referenced Notice of Dismissal, the same law firm filed an additional notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. This notice was served on behalf of Patrick Walters, an employee of SNI. The notice states the intent to pursue relief on behalf of Mr. Walters as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies. The notice alleges that SNI failed to properly pay Mr. Walters and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. On July 30, 2021, Mr. Walters filed a Complaint in Merced County Superior Court asserting the claims set forth in his PAGA notice. SNI filed its Answer and Affirmative Defenses in response. SNI intends to vigorously defend its interests in both the Kelley and Walters matters, absent a reasonable resolution.

Index
Sofia Rodriguez v. Sensient Natural Ingredients LLC and One Source Staffing Solutions, Inc.

On June 10, 2021, Sofia Rodriguez filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. The notice was served on behalf of Ms. Rodriguez, who worked at SNI through One Source Staffing Solutions, Inc. for five months in 2020. The notice states the intent to pursue relief on behalf of Ms. Rodriguez as well as other alleged aggrieved employees, identified as all non-exempt employees who worked for Defendants in the State of California, and who were paid on an hourly basis. The notice alleges that SNI failed to allow Ms. Rodriguez and the other alleged aggrieved employees to take statutorily required meal and rest periods. The notice further alleges that Defendants suffered and permitted Ms. Rodriguez and other alleged aggrieved employees to work off the clock, failed to pay for all hours worked, failed to properly provide or compensate for minimum and overtime wages, failed to issue compliant wage statements, and failed to pay wages owed upon termination of employment, in violation of the California Labor Code. Ms. Rodriguez also asserts that she was taken off the schedule and not returned to work after complaining about the alleged wage and hour violations set forth in the PAGA notice. On August 17, 2021, Ms. Rodriguez filed a Complaint in Stanislaus County Superior Court asserting the claims set forth in her PAGA notice. SNI intends to vigorously defend its interests in the Rodriguez matter, absent a reasonable resolution.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain, location.

15.	Subsequent Events

On October 1, 2021, the Company amended its existing accounts receivable securitization program with Wells Fargo Bank, National Association (Wells Fargo) to (a) decrease the facility limit amount from $65 million to $30 million with an option for the Company to make a one-time request for an increase in the facility limit by an amount not to exceed $35 million (with such increase being made at the discretion of Wells Fargo), (b) extend the termination date of the program from October 1, 2021 to October 1, 2022, and (c) add mechanics relating to the transition from the use of London Interbank Offered Rate to Secured Overnight Financing Rate or such other replacement benchmark rate upon the occurrence of certain transition events or elections made by the parties, in each case pursuant to the terms of the amendment.

On October 14, 2021, the Company announced its quarterly dividend of $0.41 per share would be payable on December 1, 2021.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2021, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of energy, raw materials, and other supplies, the availability of logistics and transportation, governmental regulations and restrictions, and general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated below under Part II, Item 1A. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $344.3 million and $323.6 million for the three months ended September 30, 2021 and 2020, respectively. Revenue was $1.0 billion and $997.3 million for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the impact of foreign exchange rates increased consolidated revenue by approximately 1% and 3%, respectively.

Gross Margin
The Company’s gross margin was 33.4% and 32.7% for the three months ended September 30, 2021 and 2020, respectively. The increase in gross margin was primarily due to higher Color segment volumes.

The Company’s gross margin was 32.9% and 32.1% for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross margin was primarily due to higher Flavor & Extracts segment volumes and the impact of the divestiture & other related costs in the prior year period.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 19.8% and 19.9% for the three months ended September 30, 2021 and 2020, respectively. Selling and administrative expense as a percent of revenue was 20.5% and 20.2% for the nine months ended September 30, 2021 and 2020, respectively.

Selling and administrative expenses included divestiture & other related costs and operational improvement plan costs and income totaling $0.7 million and $11.5 million for the three and nine months ended September 30, 2021, respectively, and $2.9 million and $11.3 million for the three and nine months ended September 30, 2020, respectively.

Operating Income
Operating income was $47.0 million and $41.2 million for the three months ended September 30, 2021 and 2020, respectively. Operating margins were 13.6% and 12.7% for the three months ended September 30, 2021 and 2020, respectively. The increase in operating margin is primarily due to lower operational improvement plan and divestiture & other related costs, which decreased operating margins by 20 and 90 basis points for the three months ended September 30, 2021 and 2020, respectively.

Index
Operating income was $129.6 million and $117.8 million for the nine months ended September 30, 2021 and 2020, respectively. Operating margins were 12.5% and 11.8% for the nine months ended September 30, 2021 and 2020, respectively. The increase in operating margins was primarily due to an increase in margins in the Flavors & Extracts segment and the net impact of lower divestiture & other related costs and operational improvement plan income. The net impact of divestiture & other related costs offset by operational improvement plan income, decreased operating margins by 110 and 130 basis points for the nine months ended September 30, 2021 and 2020, respectively.

Interest Expense
Interest expense was $3.0 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and $9.8 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the decrease in expense compared to the prior year comparable period was primarily due to the decrease in the average debt outstanding.

Income Taxes
The effective income tax rates for the three months ended September 30, 2021 and 2020, were 22.8% and 12.6%, respectively. For the nine months ended September 30, 2021 and 2020, the effective income tax rates were 23.6% and 20.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 were both impacted by changes in valuation allowances, changes in estimates associated with the finalization of prior year foreign tax items, changes in deferred tax assets and liabilities due to newly enacted tax rates, audit settlements, and the mix of foreign earnings. The three and nine months ended September 30, 2020, were also impacted by a change in a reserve for an uncertain tax position.

Divestitures
In October 2019, the Company announced its intent to divest its inks, fragrances (excluding its essential oils product line), and yogurt fruit preparations product lines. The divesting and exit of these three product lines does not meet the criteria to be presented as a discontinued operation on the Consolidated Statements of Earnings.

On June 30, 2020, the Company completed the sale of its inks product line. In 2021 and 2020, the Company received $0.5 million and $11.6 million of net cash, respectively, as part of the sale.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line for $1.0 million. The sale included an earnout based on future performance, which could result in additional cash consideration for the Company.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million, for the nine months ended September 30, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

Acquisition
On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price of this acquisition was $14.9 million in cash with approximately $1.0 million of such amount being held back by the Company for 12 months in order to satisfy post-closing indemnification claims that may arise. This business is now part of the Flavors & Extracts segment.

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

Index
In the three and nine months ended September 30, 2021, the Company recorded costs of $0.5 million and income of $2.0 million, respectively, related to the Operational Improvement Plan. The income in the nine month period primarily related to the gain associated with the terminated New Jersey lease. In both the three and nine months ended September 30, 2020, the Company recorded costs of $2.6 million, primarily related to employee separation expenses.

COVID-19
COVID-19 has adversely affected, and is expected to continue to adversely affect, most of the world, including through widespread illness, quarantines, factory shutdowns, and travel and transportation disruptions. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing.

For the three and nine months ended September 30, 2021, demand for many of the Company’s products remained strong, especially in product lines that serve the food and beverage markets. There has been continued softer demand in other product lines the Company serves, particularly in the cosmetics product line and some product lines that supply the quick service restaurant segment due to continued widespread restaurant capacity and other operating restrictions. While COVID-19 appears to have initially contributed to demand for food-related products and dampened demand for personal care related products, it is difficult to quantify the continuing and future impact of COVID-19 on demand for the Company’s products.

During the first quarter of 2020, the Company had a production facility in China and a production facility in India that were required to temporarily suspend operations. In addition, during the fourth quarter of 2020, the Company had a production facility in China that was required to temporarily suspend operations. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. The Company also continues to monitor supply chains and has increased inventory in certain key raw materials and fast moving finished goods. Supply chains and logistics operations have been adversely impacted during the pandemic, but the Company did not experience any significant supply disruptions related to COVID-19 during the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company continues to be in compliance with its financial loan covenants and does not anticipate any non-compliance in the future. COVID-19 has not adversely impacted the Company’s capital or financial resources. Furthermore, the Company expects its forecasted cash flows from operations and its available debt capacity will be able to meet future cash requirements for operations, capital expenditures, contractual maturities on long-term debt, stock repurchases, and dividend payments.

The Company continues to monitor its trade accounts receivables for potential collection issues and has not identified any significant concerns as of this filing. The Company will continue to monitor cash collections and review trade receivable aging to identify any deterioration in quality.

The Company continues to believe its internal controls over financial reporting and its disclosure controls and procedures are effective to ensure their design and operation continue to be effective as some employees outside the United States periodically perform tasks from alternative work locations. Internal audit continues to perform their audit procedures as planned, though some audit procedures are performed remotely for locations outside the United States where it is not reasonably possible to perform audit procedures in-person.

Overall, governmental and social responses to the COVID-19 pandemic continue to evolve. In particular, there continues to be uncertainty related to the timing and extent of vaccination programs, especially outside of the U.S., as well as the impacts of new COVID-19 variants, and we expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. Even as stay-home orders and quarantines are being lifted in most areas, it is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	% Change	2021	2020	% Change
Revenue (GAAP)	$344,287	$323,566	6.4%	$1,039,816	$997,333	4.3%
Revenue of the divested product lines	(1,622)	(23,588)		(29,399)	(88,390)
Adjusted revenue	$342,665	$299,978	14.2%	$1,010,417	$908,943	11.2%

Operating Income (GAAP)	$46,958	$41,155	14.1%	$129,608	$117,841	10.0%
Divestiture & other related costs (income) – Cost of products sold	-	(148)		28	1,791
Divestiture & other related costs – Selling and administrative expenses	241	312		13,473	8,689
Operating loss (income) of the divested product lines	70	(2,449)		(2,398)	(4,165)
Operational improvement plan – Cost of products sold	-	35		-	35
Operational improvement plan – Selling and administrative expenses (income)	483	2,606		(2,010)	2,606
Adjusted operating income	$47,752	$41,511	15.0%	$138,701	$126,797	9.4%

Net Earnings (GAAP)	$33,912	$32,910	3.0%	$91,516	$84,303	8.6%
Divestiture & other related costs, before tax	241	164		13,501	10,480
Tax impact of divestiture & other related costs	1,179	(787)		283	(1,212)
Net loss (earnings) of the divested product lines, before tax	70	(2,449)		(2,398)	(4,165)
Tax impact of the divested product lines	(18)	655		590	1,155
Operational improvement plan costs (income), before tax	483	2,641		(2,010)	2,641
Tax impact of operational improvement plan	(115)	(656)		44	(656)
Adjusted net earnings	$35,752	$32,478	10.1%	$101,526	$92,546	9.7%

Diluted earnings per share (GAAP)	$0.80	$0.78	2.6%	$2.16	$1.99	8.5%
Divestiture & other related costs (income), net of tax	0.03	(0.01)		0.33	0.22
Results of operations of the divested product lines, net of tax	-	(0.04)		(0.04)	(0.07)
Operational improvement plan costs (income), net of tax	0.01	0.05		(0.05)	0.05
Adjusted diluted earnings per share	$0.85	$0.77	10.4%	$2.40	$2.19	9.6%

Index
Divestiture & other related costs are discussed under “Divestitures” above and Note 2, Divestitures, in the Notes to the Consolidated Condensed Financial Statements included in this report. The Operational Improvement Plan is discussed under “Operational Improvement Plan” above and Note 3, Operational Improvement Plan, in the Notes to the Consolidated Condensed Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2021, compared to the results for the three and nine months ended September 30, 2020, in the respective financial measures.

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	(0.7%)	1.1%	(13.4%)	11.6%	1.6%	2.4%	(10.7%)	9.9%
Color	19.6%	1.9%	(0.4%)	18.1%	7.1%	3.2%	(3.4%)	7.3%
Asia Pacific	8.8%	(0.5%)	(0.2%)	9.5%	11.8%	3.6%	(0.2%)	8.4%
Total Revenue	6.4%	1.2%	(7.8%)	13.0%	4.3%	2.8%	(7.1%)	8.6%

Operating Income
Flavors & Extracts	5.5%	0.6%	(11.1%)	16.0%	13.7%	1.9%	(4.9%)	16.7%
Color	15.7%	1.8%	(0.9%)	14.8%	5.3%	3.5%	0.8%	1.0%
Asia Pacific	7.8%	(2.3%)	(0.4%)	10.5%	19.4%	(0.7%)	(0.3%)	20.4%
Corporate & Other	(2.5%)	0.0%	(21.0%)	18.5%	11.1%	0.0%	(11.0%)	22.1%
Total Operating Income	14.1%	1.1%	(0.9%)	13.9%	10.0%	3.2%	0.3%	6.5%
Diluted Earnings per Share	2.6%	0.0%	(6.5%)	9.1%	8.5%	3.0%	(1.3%)	6.8%

(1)
For Revenue, adjustments consist of revenues of the divested product lines. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the divested product lines, divestiture & other related costs, and operational improvement plan costs and income.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $181.7 million and $182.9 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of approximately 1%. Foreign exchange rates increased segment revenue by approximately 1%. The decrease was a result of higher revenue in Flavors, Extracts & Flavor Ingredients, and Natural Ingredients, which was more than offset by lower revenue due to the divestitures of Yogurt Fruit Preparations on September 18, 2020, and Fragrances on April 1, 2021. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and the favorable impact of the Flavors Solutions, Inc. acquisition. The higher revenue in Natural Ingredients was primarily due to higher volumes. Higher selling prices also contributed to the higher revenue in both Flavors, Extracts & Flavor Ingredients and Natural Ingredients.

Index
Flavors & Extracts segment revenue was $562.0 million and $553.0 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately 2%. Foreign exchange rates increased segment revenue by approximately 2%. The increase was a result of higher revenue in Flavors, Extracts & Flavor Ingredients, and Natural Ingredients, which was partially offset by lower revenue due to the divestitures of Yogurt Fruit Preparations on September 18, 2020, and Fragrances on April 1, 2021. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes, the favorable impact of the Flavors Solutions, Inc. acquisition, and the favorable impact of exchange rates. The higher revenue in Natural Ingredients was primarily due to higher volumes. Higher selling prices also contributed to the higher revenue in both Flavors, Extracts & Flavor Ingredients and Natural Ingredients.

Flavors & Extracts segment operating income was $25.2 million and $23.8 million for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 6%. Foreign exchange rates increased segment operating income by approximately 1%. The increase was primarily a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower segment operating income due to the divestiture of Fragrances on April 1, 2021. The higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients was primarily a result of higher volumes, which were partially offset by higher raw material costs. Higher selling prices also contributed to the higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients. Segment operating income as a percent of revenue was 13.9% in the current quarter compared to 13.0% in the prior year’s comparable quarter.

Flavors & Extracts segment operating income was $76.7 million and $67.5 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately 14%. Foreign exchange rates increased segment operating income by approximately 2%. The increase was a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower segment operating income due to the divestiture of Fragrances on April 1, 2021. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher volumes, lower manufacturing and other costs, and the favorable impact of foreign exchange rates, partially offset by higher raw material costs. The higher segment operating income in Natural Ingredients was primarily a result of higher volumes, which were partially offset by higher raw material costs. Higher selling prices also contributed to the higher segment operating income in Natural Ingredients. Segment operating income as a percent of revenue was 13.7% in the current nine month period compared to 12.2% in the prior year’s comparable nine month period.

Color
Segment revenue for the Color segment was $139.2 million and $116.4 million for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 20%. Foreign exchange rates increased segment revenue by approximately 2%. The increase was a result of higher segment revenue in Food & Pharmaceutical Colors and Personal Care. The increase in Food & Pharmaceutical Colors was primarily due to higher volumes and the favorable impact of foreign exchange rates. Higher selling prices also contributed to the higher revenue in Food & Pharmaceutical Colors. The increase in Personal Care was due to higher volumes and the favorable impact of foreign exchange rates.

Segment revenue for the Color segment was $408.2 million and $381.2 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately 7%. Foreign exchange rates increased segment revenue by approximately 3%. The increase was a result of higher segment revenue in Food & Pharmaceutical Colors and Personal Care, partially offset by lower revenue due to the divestiture of Inks on June 30, 2020. The increase in Food & Pharmaceutical Colors was primarily due to higher volumes and the favorable impact of foreign exchange rates. Higher selling prices also contributed to the higher revenue in Food & Pharmaceutical Colors. The increase in Personal Care was due to higher volumes and the favorable impact of foreign exchange rates.

Segment operating income for the Color segment was $27.3 million and $23.6 million for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 16%. Foreign exchange rates increased segment operating income by approximately 2%. The increase in segment operating income was a result of higher segment operating income in Food & Pharmaceutical Colors and Personal Care. The increase in Food & Pharmaceutical Colors was primarily due to higher volumes, partially offset by higher manufacturing and other costs. Higher selling prices also contributed to the higher segment operating income in Food & Pharmaceutical Colors. The increase in Personal Care was primarily due to higher volumes. Segment operating income as a percent of revenue was 19.6% in the current quarter and 20.2% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $79.5 million and $75.5 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately 5%. Foreign exchange rates increased segment operating income by approximately 4%. The increase was a result of higher segment operating income in Food & Pharmaceutical Colors and the favorable impact of the Inks divestiture on June 30, 2020. Segment operating income as a percent of revenue was 19.5% in the current nine month period and 19.8% in the prior year’s comparable period.

Index
Asia Pacific
Segment revenue for the Asia Pacific segment was $33.4 million and $30.7 million for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 9%. The increase was primarily a result of higher volumes. Foreign exchange rates decreased segment revenue by approximately 1%.

Segment revenue for the Asia Pacific segment was $99.6 million and $89.1 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately 12%. The increase was a result of higher volumes and the favorable impact of foreign exchange rates, which increased segment revenue by approximately 4%.

Segment operating income for the Asia Pacific segment was $6.6 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 8%. The increase was primarily a result of higher volumes, partially offset by higher manufacturing and other costs. Foreign exchange rates decreased segment operating income by approximately 2%. Segment operating income as a percent of revenue was 19.7% in the current quarter and 19.9% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $19.1 million and $16.0 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately 19%. The increase was primarily a result of higher volumes, partially offset by higher manufacturing and other costs. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 19.2% in the current nine month period and 18.0% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $12.1 million and $12.4 million for the three months ended September 30, 2021 and 2020, respectively. The lower operating expense for the three months ended September 30, 2021, was primarily due to lower operational improvement plan expenses, partially offset by higher performance-based compensation.

The Corporate & Other operating expense was $45.7 million and $41.1 million for the nine months ended September 30, 2021 and 2020, respectively. The higher operating expense for the nine months ended September 30, 2021, was primarily due to higher performance-based compensation, partially offset by the net favorable impact of lower divestiture & other related expenses and operational improvement plan expenses and income in the current nine month period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2021. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The impact of inflation on both the Company’s financial position and its results of operations has been minimal and is not expected to significantly affect 2021 results.

Cash Flows from Operating Activities
Net cash provided by operating activities was $116.1 million and $142.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in net cash provided by operating activities was primarily due to the change in cash used in working capital during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Cash Flows from Investing Activities
Net cash used in investing activities was $13.1 million and $15.8 million during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company received cash proceeds of $36.8 million and $12.2 million, respectively, related to the Company’s divestiture activities. In the nine months ended September 30, 2021, the Company paid $13.9 million for the acquisition of Flavor Solutions, Inc., while in the nine months ended September 30, 2020, the Company received $4.6 million related to the redemption of miscellaneous investments. Capital expenditures were $37.6 million and $34.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $93.5 million and $117.8 million for the nine months ended September 30, 2021 and 2020, respectively. Net debt decreased by $11.9 million and $67.9 million for the nine months ended September 30, 2021 and 2020, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $31.5 million during the nine months ended September 30, 2021. There were no repurchases of shares of the Company’s common stock in the comparable prior year’s period. Dividends of $49.5 million, or $1.17 per share, were paid during both the nine months ended September 30, 2021 and 2020.

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2021. For additional information about critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2021. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 14, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

The Company is supplementing the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 with the following risk factor:

●	Restrictions on energy sources for our facilities may negatively affect our results.

We have facilities around the world that are dependent upon third parties to provide us with energy in order to continue to run our day-to-day operations. A restriction on energy sources, whether instituted by the provider, a third party, or as a result of a shortage of resources, could impair or shut down operations at our facilities and adversely impact our business.  In June of 2021, the U.S. Court of Appeals for the District of Columbia Circuit upheld a challenge by the Environmental Defense Fund to vacate a Certificate of Public Convenience and Necessity (Certificate) issued by the Federal Energy Regulatory Commission (FERC) in connection with a natural gas pipeline that serves a significant number of residents and businesses in eastern Missouri, including our St. Louis facility. In September of 2021, the FERC issued a short-term certificate to allow the pipeline to continue operations through December 13, 2021. The Supreme Court of the United States rejected a request to stay the ruling to vacate the Certificate, and, therefore, it is possible that the pipeline will cease operations on December 14, 2021. If our St. Louis facility is unable to receive natural gas from the pipeline or cannot find an alternative source, our operations would be adversely impacted.  In addition, the local government supplies our facility in Guangzhou, China with electricity. As a result of an insufficient supply of coal, our facility did not, and has been informed by the local government that it may not in the future, receive electricity for intermittent periods during the shortage. The timing and frequency of such outages varies based on the availability of the coal supply. A prolonged or more intense coal shortage, or an inability to find an alternative source to power our facility, could have an adverse effect on our financial performance. Additionally, in view of past history, it is also possible that government action in advance of the 2022 Beijing Winter Olympics (currently scheduled for February) could result in shutdowns of our facilities in China.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of September 30, 2021, 1,157,567 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of September 30, 2021, the maximum number of shares that may be purchased under publicly announced plans is 1,842,433.

The following table sets forth information with respect to our purchases of shares of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2021	11,000	$86.40	11,000	1,937,033
August 1 to August 31, 2021	48,400	87.14	48,400	1,888,633
September 1 to September 30, 2021	46,200	90.89	46,200	1,842,433
Total	105,600		105,600

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Exhibit	Description	Incorporated by Reference From	Filed Herewith
10.1	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2021, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2021 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 2, 2021	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	November 2, 2021	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer