Form 10-K
period 2021-12-31
SENSIENT TECHNOLOGIES CORP
filed 2022-02-18
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2021, was $3,566,072,325. For purposes of this computation only, the registrant’s directors and executive officers were considered to be affiliates of the registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the registrant.

There were 41,982,292 shares of Common Stock outstanding as of February 8, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2021 INDEX

Index
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2021, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers; the availability and cost of raw materials, energy, and other supplies; the availability and cost of labor, logistics, and transportation; governmental regulations and restrictions; and general economic conditions, including inflation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share (which exclude divestiture & other related costs, the results of the divested product lines, restructuring and other costs, which include operational improvement plan costs and income, and the one-time COVID-19 employee payment in 2020) and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars, divestiture & other related costs, the results of the divested product lines, restructuring and other costs, which include operational improvement plan costs, and the one-time COVID-19 employee payment). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the divestiture & other related costs, the results of the divested product lines, restructuring and other costs, which include operational improvement plan costs and income, and the one-time COVID-19 employee payment that have been excluded from the non-GAAP financial measures in 2021 and 2020, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the section titled “NON-GAAP FINANCIAL MEASURES.”

Index
PART I

Item 1.	Business.

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

The Company’s principal products include:

●	flavors, flavor enhancers, ingredients, extracts, and bionutrients;

●	essential oils;

●	dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	cosmetic colors and ingredients;

●	pharmaceutical and nutraceutical excipients and ingredients; and

●	technical colors, specialty colors, and specialty dyes and pigments.

For 2021, the Company’s three reportable segments were the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, and restructuring and other charges including operational improvement plan costs, and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

Index
Divestitures

On June 30, 2020, the Company completed the sale of its inks product line. In 2021 and 2020, the Company received $0.5 million and $11.6 million of net cash, respectively, as part of the sale.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. In 2021 and 2020, the Company received $1.0 million of net cash in both years, as part of the sale. The sale included an earnout based on future performance, which could result in additional cash consideration for the Company.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash.

Flavors & Extracts Group

The Company is a global developer, manufacturer, and supplier of flavor systems for the food, beverage, personal care, and household-products industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors and Sensient Natural Ingredients, the Group is a supplier to multinational and regional companies. As noted above, during the third quarter of 2020 and the second quarter of 2021, the Company divested its yogurt fruit preparations product line and fragrances product line (excluding its essential oils product line), respectively.

The Flavors & Extracts Group produces flavor, extracts and essential oils products that impart a desired taste, texture, aroma, and/or other characteristics to a broad range of consumer and other products. This Group includes the Company’s natural ingredients business, which produces dehydrated garlic, onion, and other natural ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and natural extracts. The Group serves food and non-food industries. In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients. Through April 1, 2021, in non-food industries, the Group supplied fragrances and essential oil products to the personal, home-care, and bioingredients markets. After the divestiture of the fragrances product line on April 1, 2021, the Group still produced and supplied essential oils to the personal care market.

Operating through its Natural Ingredients business, which we formerly referred to as our Natural Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, and dehydrated vegetables such as parsley, celery, and spinach. The Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. The advanced dehydration technologies utilized by our Natural Ingredients business permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

As of December 31, 2021, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, New Mexico, Belgium, Costa Rica, Mexico, Germany, and the United Kingdom.

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

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, cosmetics, and pharmaceuticals. The Company also makes industrial colors, and other dyes and pigments used in a variety of non-food applications. After the divestiture of the inks product line in the second quarter of 2020, the Company no longer sells specialty inks.

As of December 31, 2021, the Group’s principal manufacturing plants are located in Missouri, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, and the United Kingdom.

The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

●	Sensient Pharmaceutical Coating Systems (pharmaceutical and nutraceutical colors and coatings);

Index
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

Sales, marketing, and technical functions are managed through the Asia Pacific Group’s headquarters, which is located in Singapore. Manufacturing operations are located in Australia, China, India, Japan, Thailand, New Zealand, and the Philippines, with sales offices also located in the India and Thailand facilities. The Asia Pacific Group maintains additional offices for local technical support and sales in China and Indonesia as well as for research and development in Singapore.

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

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing ongoing technical support and know-how to the Company’s manufacturing activities. The Company employed 724 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2021.

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

Index
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

In the production of flavors, extracts, and essential oils, the principal raw materials include essential oils, botanicals, extracts, fruits, and juices. These raw materials are obtained from domestic and foreign suppliers. Flavor enhancers and secondary flavors are produced from brewers’ yeast and vegetable materials such as corn and soybeans. Chili peppers, onion, garlic, and other vegetables are acquired under annual contracts with numerous growers in the western United States and China.

The Company believes that its ability to reformulate its products and the general availability of alternate sources of materials from different geographic areas would generally enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

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

•
Flavors & Extracts. Competition in the flavors, extracts, and ingredients industries continues to have an ever-increasing global nature. Most of the Company’s customers do not buy all of their flavor and ingredients products from a single supplier, and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors, extracts, and essential oils is based on the development of customized ingredients for new and reformulated customer products as well as on quality, customer service, and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors as well as competitors from other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service, and price.

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

Human Capital

As of December 31, 2021, the Company employed 3,844 persons worldwide. Approximately 44% of our employees were employed in the United States and approximately 56% were employed outside of the United States. Of our 3,844 employees worldwide, we had 469 general administration employees (e.g., accounting, administrative, regulatory compliance, IT, human resources, etc.), 2,448 production employees, 426 research and development employees, and 501 sales and marketing employees.

Index
We believe that our future success is dependent upon our continued ability to attract, retain, and motivate successful employees. Our Board of Directors oversees our human capital management program, in consultation with our CEO and Vice President, Human Resources. The Board also has routine contact with all Company officers and periodically receives presentations from the Group Presidents and Vice President as well as select General Managers.

Talent Acquisition and Talent Development

We are committed to the recruitment, retention, and continued development of people who thrive and succeed in our culture. In furtherance of this goal, our primary areas of focus remain: (i) talent acquisition, (ii) on-boarding, (iii) coaching, development, and retention, and (iv) integrity and professionalism. As part of the Company’s effort to attract and motivate employees, we offer compensation and comprehensive benefits that we believe are competitive in the markets in which our employees work and in our industry. We also have a dedicated internal talent acquisition team, with deep knowledge of our Company and our core values, in order to help us find the best prospective employees for open positions worldwide. We hold ourselves accountable to filling open roles expeditiously by closely monitoring and limiting days to fill open roles. We also challenge ourselves to take a broad view of talent acquisition, regularly seeking talent from non-traditional backgrounds and from outside our industry. With our sales and technical roles, we have implemented a gamified AI-based platform to identify candidates, without bias, who share the behavioral and cognitive attributes of our most successful sales and technical employees from around the world.

After hiring a candidate, we believe that an effective on-boarding is a critical factor in whether a new employee succeeds or fails. We continue to develop, and improve upon, an effective on-boarding process to differentiate ourselves from our competitors and help enable our employees to succeed. We generally track our progress through weekly pre-hire team on-boarding calls, new hire surveys, new hire interviews, business unit scorecards on fundamental on-boarding activities, and a monthly report of our results to senior leadership. We also have regular 1:1 meetings between non-production employees and their supervisors.

In order to continue to develop and retain our key talent, we offer training programs based upon the employee’s role in the Company. We also maintain personalized career planning, ongoing coaching and development by Corporate and local leadership, and a “High Potential Program,” which ensures our key talent learns from and gains exposure to senior leadership. Performance reviews and succession planning occur company-wide on an annual basis. Individual goals are set annually for each employee, which flow from the Company strategy, and attainment of those goals is an element of the employee’s performance assessment. We invest in our development programs for high-impact roles, such as our General Management Development, Sales Representative Trainee, and Flavorist Trainee programs. We continue to “promote-from-within” and provide opportunities for our internal employees to grow their careers, with over half of our senior leadership and over half of our business unit leaders previously having been promoted to their current role from within the Company. We closely monitor turnover overall and in critical roles to vet our retention efforts and identify areas of need for future investment.

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

Health and Safety

We take pride in our strong and continually improving health and safety programs, which we view as important aspects of our economic health and core values. We expect each employee to actively participate in and contribute to this philosophy. Examples of actions taken to demonstrate our commitment and progress toward achieving our goal of providing a safe workplace include: (i) Corporate Environmental, Health and Safety (EHS) Department oversight of safety and compliance matters at all Company facilities; (ii) periodic EHS audits conducted at Company facilities by third parties at the direction of the Corporate Legal Department to determine the state of facility compliance with applicable safety laws and regulations; (iii) implementation of “best-practice” programs and management systems across all business units worldwide; (iv) ongoing capital investments aimed at continually improving standards for environment, health, and safety in each of our plants around the world; (v) meaningful use of metrics to apply leading and lagging indicators toward incremental improvement and sustainable results; (vi) regular communication and engagement with employees on safety topics through safety committee meetings, plant-wide communication meetings, and “tool box” meetings; and (vii) root cause analysis of all injuries and near misses to ensure that lessons learned can be applied across the entire organization. We also maintain a corporate physical security program led by a retired Secret Service Agent.

Index
We manufacture food and personal care products deemed essential to the critical infrastructure of the countries in which we operate, and, as a result, all of our production sites (other than brief government mandated shutdowns in China and India) have continued operating during the ongoing COVID-19 pandemic. We have invested in creating physically safe work environments for our employees as they continued to work throughout the COVID-19 pandemic. Our approach has evolved with the changing dynamics of the pandemic, including the rollout of vaccines worldwide. We have strongly encouraged, and for some high-impact roles mandated, vaccination of our employees. Examples of such actions taken, which were overseen by the Board of Directors, include:

•
Implemented and regularly updated a company-wide COVID-19 policy, which includes (i) information regarding COVID-19, its symptoms, how to prevent its transmission, and what to do if you may or do have COVID-19; (ii) requirements around hygiene, sanitation, and social distancing; (iii) travel guidelines; and (iv) expectations of employees working remotely;

•
CEO town hall videos regularly shown to entire workforce include discussions of the expectations around illness prevention, hygiene, sanitation, social distancing, and elevating issues to the CEO as well as encouraging all employees to become vaccinated with appropriate booster shots;

•
Implemented and continually updated an “Are You Sick” Flow Chart (under the guidance of Director Dr. Donald Landry) setting forth a simple summary of required actions when an employee feels ill or may have had possible exposure to COVID-19;

•	Implemented a vaccine mandate in the United States and elsewhere, as permitted by local law, for all positions at the director level and above, and all customer-facing sales roles.
•
Produced a video Q&A session with the CEO and Director Dr. Donald Landry to discuss the benefits of the vaccine and to dispel myths concerning its safety and efficacy, which was mandatory viewing for all employees;

•	Purchase, distribution, and use of Corporate-sponsored COVID-19 test kits (PCR-based) with next day results in most locations to ensure business continuity and employee peace of mind;
•	Checklist for contact tracing, proactive cleaning, and work-relatedness assessment;
•	Decontamination and sanitation protocols, including regular cleaning of work areas;
•
Protective on-site measures to prevent transmission, that have evolved to take into account the fully vaccinated status of many employees and updated guidance concerning the transmission of the virus, such as face coverings; visitor health screenings; manufacture and provision of hand sanitizer; reconfiguration of work areas to maximize distance between employees; installation of plexiglass barriers; mandatory spacing in break rooms, conference rooms, and common areas; controlled traffic patterns to maximize distance; alternative work and break schedules; use of video conferencing; and signage in offices and facilities concerning hygiene;

•	Rapid conversion to remote work during government-mandated lockdowns and case surges for employees capable of performing work from home;
•	“Return to Office” checklist to ensure safe transition of employees back to office setting;
•	Use of Quality team to audit effectiveness of sanitation efforts in production and non-production areas, including office spaces, breakrooms, and laboratories;
•	Developed a COVID-19 Response and Preparedness Plan template for local implementation;
•	Notification to employees when positive cases in the local workforce occur;
•	Designated key contacts leading COVID-19 response at local and Corporate level;
•	Reasonable accommodation of employees at high risk for developing a severe case of COVID-19;
•	Disciplinary action for employees violating social distancing and mask rules;
•	COVID-19 in-house testing tracker to monitor COVID-19 testing and test kit inventory;
•	Development of a vaccination roster for employees based in the United States; and
•	Global COVID-19 tracker to monitor positive cases, quarantined employees, and other COVID-related absenteeism.

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

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in this report, particularly those under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Forward-Looking Statements” above, the following factors should be considered:

Index
Business Risks

•	The coronavirus/COVID-19 has significantly impacted worldwide economic conditions and could adversely affect our results and financial condition.

The coronavirus, also known as COVID-19, continues to adversely affect most of the world, including through widespread illness, quarantines, factory shutdowns, disruptions in supply and logistics, travel and transportation restrictions, and economic uncertainty and volatility in the financial markets. These disruptions present numerous risks to our operations, including through the uncertainty regarding the severity and duration of COVID-19 or spikes in the number of COVID-19 cases in areas in which we operate.

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

In late 2020, local governments in Guangzhou, China, and India shut down certain of our facilities in those areas for brief periods of time as a result of COVID-19 restrictions. Additionally, intermittently throughout 2021, we experienced COVID outbreaks in specific areas of some of our production facilities, which caused us to experience delays in production and shipping but did not cause shutdowns. These shutdowns and delays did not have a material impact on our results for the Company, but additional shutdowns, more widespread COVID outbreaks, or other government actions could adversely affect our results. While all of our manufacturing facilities currently remain open, it remains possible that a government could order partial or total shutdown of one or more of our facilities. Such shutdowns could adversely affect our results. Even if our facilities are allowed to remain open, an outbreak of illness among employees at any of our facilities could result in a temporary or prolonged manufacturing disruption or facility closure. We have also found it difficult to hire production workers and other employees in some markets during the COVID-19 pandemic. Additionally, changes in governmental policies could also affect our ability to operate our facilities.

Even if we can produce our products, we may not be able to ship them on time due to transportation disruptions. In addition, due to travel restrictions and customer shutdowns, we may not be able to continue sales efforts with some new and existing customers. Even where we can produce our products, offer our products for sale, and deliver them, our customers may not be able to fully operate their production facilities due to shutdowns or their inability to obtain other raw materials necessary to produce their products, which may result in less demand for our products. Customers may also face transportation disruptions for their products, which could reduce customers’ sales and, therefore, customers’ demand for our products. Additionally, many customers have and may continue to cancel or delay new product introductions due to the continuing uncertainties created by COVID-19. Such events could adversely affect our results.

Social disruptions such as widespread illness, quarantines, unemployment, and general anxiety could also reduce consumer demand for the products our customers make. This would result in less demand for our products and could adversely affect our results. While the vast majority of our workforce continues to work on site, we may face heightened cybersecurity risks as a result of increased cybercriminal activity during a social disruption and if a larger portion of our workforce is required to work remotely again in the event of new quarantines. While we take substantial steps (including in our remote work environment) to protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations through cybersecurity systems, monitoring, auditing, and training, these efforts may not always be successful.

Overall, the impacts of new COVID-19 variants, and the governmental and social responses to those variants, continue to evolve. We expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability and cost of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. Further, COVID-19 and the volatile economic conditions stemming from the COVID-19 pandemic could exacerbate the other risk factors that we identify in this report, any of which could materially adversely impact our business. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

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

Generally, we do not sell products directly to consumers. The customers to whom we sell our products incorporate our products into their own products. Our customers face intense competition. This competitive pressure has caused some of our customers to change or reduce ordering patterns, to resist price increases, to discontinue or reduce existing product offerings, and to introduce fewer new products and reduce or eliminate traditional limited time offerings. Additionally, the commercial outlets for many of our customers are also under intense competitive pressure, which has caused many such commercial outlets to be resistant to price increases from their suppliers. Ultimately, our ability to sell our products to customers depends upon our customers’ ability to succeed against their competitors and to respond effectively to the demands of their own customers. When our customers do not successfully compete, as happens from time to time, it can impact our sales and the prices at which we sell our products, which can negatively affect our results.

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

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, cosmetic ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies, and price demands, our results could be adversely affected. The ongoing COVID-19 pandemic has impacted consumer behavior in numerous ways and it is difficult to predict whether these changes will persist over the long term and how they will impact our customers. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. Since the beginning of the COVID-19 pandemic, we have seen a reduction in the size of new product launches and fewer limited time offerings from some of our customers. Any of these actions by our customers can adversely affect our results.

Index
•
The financial condition of our customers may adversely affect their ability to buy products from us at current levels, to accept price increases, or to pay for products that they have already purchased.

As mentioned above, our customers are under intense pressure in their markets from competitors and as a result of changing consumer preferences. Historically, these combined pressures have resulted in some of the Company’s customers entering bankruptcy or receivership. There is risk that other customers of the Company could enter bankruptcy or receivership in the near-term. Once in bankruptcy or receivership, these customers are restricted from paying certain outstanding invoices to the Company until later in the bankruptcy process and even when able to pay, may not be able to pay the full amounts owed. Additionally, certain payments made to us prior to a customer declaring for bankruptcy may be, and have been, subject to clawback during the bankruptcy or receivership process. Financially distressed customers may change or reduce ordering patterns, reduce willingness to accept price increases, discontinue or reduce existing product offerings, and introduce fewer new products. Those developments could adversely affect our results.

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

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical products, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, the risks associated with agriculture, such as reduced crop yields, reduced crop availability, water shortages, increased water costs, reduced access to water, droughts, and other potentially more severe weather events, are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to the increased costs. Additionally, government regulatory action against any of our suppliers could also cause a supply disruption. We have, in the past, dealt with regulators shutting down suppliers that provided the Company with raw materials. This adversely impacted the supply of raw materials for the affected products and, therefore, impacted our ability to produce products containing these raw materials, which adversely impacted our ability to provide these products at traditional quantities and competitive prices. Additionally, harvests for onion were adversely impacted in 2021 by both drought and flooding, resulting in reduced availability of onion products for our Natural Ingredients business. Any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

•	A disruption in our manufacturing operations could adversely affect our profitability.

We develop, manufacture, and distribute our products around the world. Generally, our labs and plants are dedicated to particular product lines. For example, many (but by no means all) of our food colors products are developed and manufactured in our St. Louis facility. While we have redundant capabilities across labs and plants for many product lines, in some cases we only manufacture particular products at one facility. To establish a new manufacturing capability at a plant could require substantial time, money, and numerous governmental and customer approvals. Additionally, because of the complexity and highly specialized nature of many of the products we produce, it would require a tremendous amount of technical, engineering, and management time and effort to establish the new capability. Manufacturing involves inherent risks such as industrial accidents, environmental events, labor disputes, labor shortages, product quality control issues, safety issues, licensing and regulatory compliance requirements, as well as natural disasters, conflicts, terrorist acts, ERP software issues, cyber-attacks, and other events that we cannot control. If one of our development or manufacturing facilities is disrupted or impaired, we could cause a supply disruption to our customers, which could cause short and long-term damage to our customer relationships. Such disruption would have an adverse effect on our financial performance and future growth.

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

Index
•	Raw material, energy, labor, and transportation cost volatility, including inflation in prices due to ongoing supply chain challenges and other macroeconomic forces, may reduce our profitability.

We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events, and changes in governmental regulations. Commodity, transportation, and energy price increases will raise both our raw material costs and operating costs. We have experienced challenges as a result of ongoing domestic and global supply chain issues, particularly with respect to raw material, logistics, and labor costs. Although we attempt to manage these challenges through pricing and other actions, we may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and related profitability and cause us to lose customers. If inflationary conditions persist, accelerate, or expand, it will become more difficult to manage these challenges without adverse impacts to our revenues and profitability. Additionally, as many areas move away from using carbon-based sources of energy, we would initially anticipate increases in the cost of energy generated from renewable energy sources. While the long-term environment impact of these moves is favorable, the shorter-term impact in increased energy prices could adversely affect our profitability.

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

•	Operating in foreign countries and emerging markets exposes us to increased risks, including economic, political, security, and international operation risks.

We operate, manufacture, and sell our products and obtain raw materials in many foreign countries and emerging markets. This subjects us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; sometimes unpredictable regulatory changes; physical security risks; and the effects of international political developments and political and economic instability. In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China as well as potential regulatory actions by the Chinese government may affect the availability and cost of our raw materials and products originating in China, the demand for as well as the supply of our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products.

•	The impact of tariffs and other trade barriers may negatively affect our results.

The Company has manufacturing facilities located around the world. The Company sells to customers located both inside and outside the countries in which products are manufactured. The Company also depends upon suppliers both inside and outside the countries in which products are manufactured. Tariffs and other trade barriers imposed by the U.S. or other countries have affected and could continue to adversely affect our manufacturing costs, our ability to source and import raw materials, our ability to export our products to other markets, and our ability to compete successfully against other companies that are not impacted by tariffs to the same extent as the Company. For example, we have production facilities, customers, and suppliers in the United Kingdom, and greater trade restrictions resulting from the departure of the United Kingdom from the European Union could result in increased costs and other adverse financial impacts to our business. Additionally, the uncertainties created by tariffs and other trade barriers have also affected and could continue to affect our customers’ demand for our products because, for example, the customers decide to delay product launches or destock inventory due to these uncertainties. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and the Company’s efforts to reduce the effects of tariffs through pricing and other measures may not be effective. In some cases, our products, such as U.S. grown garlic and onion, benefit from tariffs levied against foreign products. If these beneficial tariffs were reduced or eliminated, it could adversely affect our business and financial condition.

Index
•
Various stakeholders’ increasing and changing expectations and new regulations with respect to Environmental, Social, and Governance (ESG) matters may impose additional costs on us or expose us to additional risks.

Stakeholder expectations in connection with ESG matters have been, and continue to be, rapidly evolving and increasing. The enhanced stakeholder and regulatory focus on ESG matters requires us to continuously monitor various developing standards and reporting requirements and make continuous progress in our efforts to reduce our, as well as our suppliers’, energy consumption, greenhouse gas emissions, water usage, and waste generation. Implementing such monitoring, reporting, and improved sustainability could be costly. Even where we make progress, our ESG practices still may not meet the standards of all of our stakeholders. For example, many of our large, global customers are committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to achieve these reductions, our customers may seek out alternative suppliers who are better able to support such reductions. If we are unable to respond, or we are perceived to be responding inadequately, to the expectations of our stakeholders, our business and reputation could be harmed, our profit and revenue could decline, and it could have a negative impact on the trading price of our common stock.

In addition, the increased focus on ESG matters may result in new or increased regulations and demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations or demands. These actions could also increase costs associated with our operations, including costs for raw materials, production, and transportation. If we are unable to pass on these costs, our profit could decline. Further, our customers and the markets we serve may impose standards, regulations, market-based policies, or preferences that we may not be able to timely meet due to the required level of capital investment or technological advancement, which in the case of the availability of sustainable energy to support our operations is generally outside our control. If we fail to keep up with changing regulations and preferences, or if we fail to innovate or operate in ways that maximize sustainability, our customers may choose more sustainable suppliers. Failing to quickly and cost-efficiently adapt to stakeholder ESG expectations and standards could adversely affect our business and financial condition. Additionally, consumers who buy food and personal care products from our customers may be unwilling to pay the higher prices that could result from the increased costs of products as a result of these sustainability efforts, which could adversely affect our business and financial condition.

•	The transition away from LIBOR could negatively impact our borrowing costs.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority published the dates that the use of LIBOR, the London interbank offered rate, as an index for commercial loans will be phased out. All non-U.S. dollar LIBOR and one-week and two-month U.S. dollar LIBOR settings ceased after December 31, 2021, with the remaining U.S. dollar LIBOR settings ceasing after June 30, 2023.

For our agreements that were refinanced or amended prior to the end of 2021, we adopted the Alternative Reference Rates Committee’s “hardwired approach,” which clearly specifies the SOFR-based successor rate and spread adjustment to be used when LIBOR ceases to exist. All agreements refinanced or renewed after December 31, 2021 may no longer utilize LIBOR. We cannot predict what alternative index or other amendments may be negotiated with our counterparties for such refinancing or renewals. As a result, our interest expense could increase due to higher costs associated with successor rates and spread adjustments. As of December 31, 2021, approximately 18% of our total debt referenced LIBOR. While our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

We hedge certain foreign currencies using forward contracts, which are typically less than fifteen months in length. Certain forward contracts utilize LIBOR as a basis for forward point calculations and may be subject to adjustments when LIBOR ceases to exist. We do not anticipate material impacts as a result of the LIBOR transition on our contracts due to the tenor; however, we cannot provide assurance that a transitional rate will be established for the settlement of outstanding contracts when LIBOR ceases to exist.

•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, severe weather (including droughts and flooding), epidemics, pandemics (including the coronavirus, as discussed in more detail above), or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. Our natural colors, flavors, extracts, and essential oils businesses are dependent on favorable climatic conditions and the non-occurrence of natural disasters. For example, our Natural Ingredients business has significant operations in California, which has been dealing with drought conditions and water supply issues. In the event that there is an insufficient supply of water for our operations or the operations of the growers that we contract with, our Natural Ingredients business may be materially impacted and could have an adverse effect on our results. As noted above, harvests for onion were adversely impacted in 2021 by both drought and flooding, resulting in reduced availability of our onion products. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

Index
Litigation and Regulatory Risks

•
Many of our products are used in items for human consumption and contact. We may be subject to product liability claims and product recalls, which could negatively impact our profitability and corporate image.

We sell flavors, fragrances, and colors that are used in foods, beverages, pharmaceuticals, cosmetics, nutraceuticals, and other items for human consumption or contact. These products involve risks such as contamination or spoilage, tampering, defects, and other adulteration. If the consumption or use of our products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals. From time to time, we or our customers have withdrawn or recalled products in the event of contamination, product defects, or perceived quality problems. If our customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.

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

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, cosmetics, other consumer products, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’, and our customers’ operations. Also, if we, our suppliers, or our customers fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, recalls of products, and private civil lawsuits. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations. As discussed above, actions by regulatory agencies against us and our suppliers can also adversely impact the availability of raw materials. Whenever raw materials become more costly or unavailable due to legal, regulatory, or other governmental actions, our profitability could be adversely impacted.

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

Our business is subject to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and similar anti-bribery and anti-corruption laws and regulations in other countries where we operate. While we maintain robust policies to prevent violations of these laws and to monitor third party risks, investigating and resolving actual or alleged violations of anti-bribery and anti-corruption laws is expensive and could negatively impact our results of operations or financial condition. Under these laws, companies may be held liable for the corrupt actions taken by their directors, officers, employees, agents, or other representatives. We could be subject to substantial civil and/or criminal fines and penalties if we or any of our representatives fail to comply with these laws, which could have a material adverse effect on our business and reputation.

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

We are also subject to the routine examination of our income tax returns by tax authorities in those countries in which we operate, and we may be subject to assessments or audits in the future in any of these countries. The results of such assessments or audits, if adverse to us, could negatively impact our results.

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

•	We face risks associated with strategic transactions that we have completed and may pursue in the future, which could adversely affect our operating results.

Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We have acquired many companies and operations in the past and may continue growth by acquisition in the future. We continue to analyze and evaluate acquisition opportunities with the potential to strengthen our industry position or enhance our existing product offerings. We may not be able to identify suitable acquisition candidates or have sufficient financing and/or cash available to successfully complete acquisitions in the future. Our future growth through acquisitions could involve significant risks that may have a material adverse effect on us. We may also be at risk for liabilities associated with acquisitions that the Company has made in the past. Acquired companies may have significant latent liabilities that may not be discovered before an acquisition or fully reflected in the price we pay.

We may also need to finance future acquisitions, and the terms of any financing, and the need to ultimately repay or refinance any indebtedness, may have negative effects on us. Acquisitions also could have a dilutive effect on our financial results. Acquisitions also generally result in goodwill, which would need to be written off against earnings in the future if it becomes impaired. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses, and expenses.

In addition, since 2020, we have completed the divestiture of each of our inks, yogurt fruit preparations, and fragrances (excluding the essential oils product line) product lines. Divestitures have inherent risks, including potential post-closing liabilities and claims for indemnification, that may impact our ability to fully realize the anticipated benefits of a given divestiture. For example, in connection with the divestiture of our fragrances product line, environmental sampling conducted at our former Granada, Spain location identified the presence of contaminants in soil and groundwater in certain areas of the property. The potential remaining costs to be incurred by us to remediate this contamination are currently estimated to be $0.9 million; however, the actual remaining final costs may be greater than our estimates and could be material. Moreover, environmental regulations, and the potential failure to comply with them, can have serious consequences, including the costs of compliance, defense, and remediation; civil, criminal, and administrative penalties; and negative publicity. If any additional post-closing risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

Index
•	Our recent restructurings and the operational improvement plan may not be as effective as we anticipated and we may fail to realize the expected cost savings.

From 2014-2017, the Company executed a restructuring plan aimed at eliminating underperforming operations, consolidating manufacturing facilities, and improving efficiencies within the Company. Additionally, in 2020, the Company also began the execution of an operational improvement plan to further consolidate manufacturing facilities and improve efficiencies within the Personal Care business line of the Company. These activities required, and continue to require, the devotion of significant resources and management attention and may pose significant risks. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, and effectively produce products at the consolidated facilities. Furthermore, our restructurings and the operational improvement plan may not be as effective as we anticipated, and we may fail to realize the cost savings we expected from these restructurings and the operational improvement plan.

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

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Extracts Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2021, the locations of our production properties by reportable segment are as follows:

Index
Color Group:
U.S. – St. Louis, Missouri.
International – Jundiai, Brazil*; Kingston, Ontario, Canada; Saint Ouen L’Aumone, France; Geesthacht, Germany; Reggio Emilia, Italy; Lerma, Mexico; Lima, Peru*; Johannesburg, South Africa; and Kings Lynn, United Kingdom.

Flavors & Extracts Group:
U.S. – Livingston and Turlock, California; Amboy, Illinois; Harbor Beach, Michigan; Juneau, Wisconsin; and Deming, New Mexico.
International – Heverlee, Belgium; San Jose, Costa Rica*; Geesthacht, Germany; Celaya and Tlalnepantla*, Mexico; and Wales and Milton Keynes, United Kingdom.

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

Item 3.	Legal Proceedings.

See Part II, Item 8, Note 16, Commitments and Contingencies, of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosure.

Not applicable.

Information About Our Executive Officers

The executive officers of the Company and their ages as of February 18, 2022, are as follows:

Name	Age	Position
Paul Manning	47	Chairman, President, and Chief Executive Officer
Amy M. Agallar	44	Vice President and Treasurer
Michael C. Geraghty	60	President, Color Group
Thierry Hoang	39	Vice President, Asia Pacific Group
Amy Schmidt Jones	52	Vice President, Human Resources and Senior Counsel
John J. Manning	53	Senior Vice President, General Counsel, and Secretary
E. Craig Mitchell	57	President, Flavors and Extracts Group
Stephen J. Rolfs	57	Senior Vice President and Chief Financial Officer
Tobin Tornehl	48	Vice President, Controller and Chief Accounting Officer

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

Index
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

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The number of shareholders of record of the Company’s common stock on February 10, 2022 was 2,036.

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. During fiscal 2021, the Company paid aggregate cash dividends of $1.58 per share to our shareholders, and the Company most recently declared a dividend of $0.41 per share payable on March 1, 2022 to shareholders of record on February 2, 2022. The timing, declaration, and payment of future dividends to holders of the Company’s common stock will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of the Company’s businesses, industry practice, and any other relevant factors.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2021, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2021, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981.

The following table sets forth information with respect to our purchases of shares of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2021	46,200	$93.65	46,200	1,796,233
November 1 to November 30, 2021	46,200	100.20	46,200	1,750,033
December 1 to December 31, 2021	17,052	98.59	17,052	1,732,981
Total	109,452		109,452

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2016, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

Index
	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Sensient Technologies Corporation	$100	$95	$74	$89	$102	$141
S&P Midcap Specialty Chemicals Index	100	107	102	120	129	154
S&P Midcap Food Products Index	100	105	98	115	126	147
S&P 500 Index	100	122	116	153	181	233
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2021, compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020, compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021, which is incorporated herein by reference.

OVERVIEW

Sensient Technologies Corporation (the Company or Sensient) is a global developer, manufacturer, and supplier of flavor systems for the food, beverage, personal care, and household-products industries. The Company is also a leading developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, pharmaceuticals, and nutraceuticals; and technical colors for industrial applications. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring including operational improvement plans, divestiture, share-based compensation, the 2020 one-time COVID-19 employee payment, and other costs are included in the “Corporate & Other” category. In the second quarter of 2020, the Company divested its inks product line (Color Group); in the third quarter of 2020, the Company divested its yogurt fruit preparations product line (Flavors & Extracts Group); and in the second quarter of 2021, the Company divested its fragrances product line (Flavors & Extracts Group).

The Company’s diluted earnings per share were $2.81 in 2021 and $2.59 in 2020. Included in the 2021 results were $12.2 million ($14.8 million after tax, $0.35 per share) of divestiture & other related costs and operational improvement plan costs and income. Included in the 2020 results were $18.5 million ($14.4 million after tax, $0.34 per share) of divestiture & other related costs, operational improvement plan costs, and a one-time COVID-19 employee payment. Adjusted diluted earnings per share, which exclude the divestiture & other related costs, the results of operations of the divested product lines, the operational improvement plan costs and income, and the impact of the 2020 one-time COVID-19 employee payment, were $3.13 in 2021 and $2.79 in 2020 (see discussion below regarding non-GAAP financial measures).

Additional information on the results is included below.

RESULTS OF OPERATIONS
2021 vs. 2020

Revenue
Sensient’s revenue was approximately $1.4 billion and $1.3 billion in 2021 and 2020, respectively.

Gross Profit
The Company’s gross margin was 32.9% in 2021 and 31.8% in 2020. The increase in gross margin was primarily due to higher volumes and the divestiture of the inks, fragrances, and yogurt fruit preparations product lines, which decreased gross margins 40 basis points and 110 basis points in 2021 and 2020, respectively.

Index
Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.6% in 2021 and 20.4% in 2020. Selling and administrative expenses in 2021 included divestiture & other related expenses and operational improvement plan costs and income totaling $12.2 million and in 2020 included divestiture & other related expenses, operational improvement plan costs, and the one-time COVID-19 employee payment totaling $15.7 million. These expenses increased selling and administrative expense as a percent of revenue by approximately 90 and 120 basis points in 2021 and 2020, respectively. See Divestitures below for further information.

Operating Income
Operating income was $170.0 million in 2021 and $152.7 million in 2020. Operating margins were 12.3% in 2021 and 11.5% in 2020. Divestiture & other related costs and operational improvement plan costs and income reduced operating margins by approximately 90 basis points in 2021 and divestiture & other related costs, operational improvement plan costs, and the one-time COVID-19 employee payment reduced operating margins by approximately 140 basis points in 2020.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $12.5 million in 2021 and $14.8 million in 2020. The decrease in expense was primarily due to a decrease in the average debt outstanding and the average interest rate.

Income Taxes
The effective income tax rate was 24.6% in 2021 and 20.6% in 2020. The effective tax rates in both 2021 and 2020 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, mix of foreign earnings, the divestiture & other related costs, and the release of valuation allowances related to the foreign tax credit carryover and foreign net operating losses. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

	2021	2020
Rate before divestiture and discrete items	24.3%	24.8%
Divestiture & other related costs impact	4.2%	0.3%
Discrete items	(3.9%)	(4.5%)
Reported effective tax rate	24.6%	20.6%

The 2022 effective income tax rate is estimated to be between 24% and 26%, before any discrete items, such as finalization of prior year foreign and domestic tax items, audit settlements, and valuation allowance adjustments.

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

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. In 2021 and 2020, the Company received $1.0 million of net cash in both years, as part of the sale. The sale also included an earnout based on future performance, which could result in additional cash consideration for the Company.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million, for the year ended December 31, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

See Note 14, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional information.

Operational Improvement Plan
During the third quarter of 2020, the Company approved an operational improvement plan (Operational Improvement Plan) to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the Operational Improvement Plan, the Company combined its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri. In addition, the Company is centralizing certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred costs in connection with the elimination of certain selling and administrative positions.

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

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the divested product lines, the divestiture & other related costs, the operational improvement plan costs and income, and the one-time COVID-19 employee payment in 2020 and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of the divested product lines, the divestiture & other related costs and income, the operational improvement plan costs and income, and the one-time COVID-19 employee payment.

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

Index
	Twelve Months Ended December 31,
(In thousands except per share amounts)	2021	2020	% Change
Revenue (GAAP)	$1,380,264	$1,332,001	3.6%
Revenue of the divested product lines	(30,062)	(113,553)
Adjusted revenue	$1,350,202	1,218,448	10.8%

Operating Income (GAAP)	$170,028	$152,656	11.4%
Divestiture & other related costs – Cost of products sold	86	1,795
Divestiture & other related costs – Selling and administrative expenses	14,052	10,360
Operating income of the divested product lines	(1,880)	(7,580)
Operational improvement plan – Cost of products sold	-	35
Operational improvement plan – Selling and administrative (income) expenses	(1,895)	3,304
COVID-19 employee payment– Cost of products sold	-	1,036
COVID-19 employee payment – Selling and administrative expenses	-	1,986
Adjusted operating income	$180,391	$163,592	10.3%

Net Earnings (GAAP)	$118,745	$109,472	8.5%
Divestiture & other related costs, before tax	14,138	12,155
Tax impact of divestiture & other related costs	2,092	(2,605)
Net earnings of the divested product lines, before tax	(1,880)	(7,580)
Tax impact of the divested product lines	460	1,945
Operational improvement plan (income) costs, before tax	(1,895)	3,339
Tax impact of operational improvement plan	471	(826)
COVID-19 employee payment, before tax	-	3,022
Tax impact of COVID-19 employee payment	-	(675)
Adjusted net earnings	$132,131	$118,247	11.7%

Diluted Earnings Per Share (GAAP)	$2.81	$2.59	8.5%
Divestiture & other related costs, net of tax	0.38	0.23
Results of operations of the divested product lines, net of tax	(0.03)	(0.13)
Operational improvement plan, net of tax	(0.03)	0.06
COVID-19 employee payment, net of tax	-	0.06
Adjusted diluted earnings per share	$3.13	$2.79	12.2%

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

Index
The following table summarizes the percentage change in the 2021 results compared to the 2020 results in the respective financial measures.

	Twelve Months Ended December 31, 2021
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	(0.4%)	1.6%	(11.4%)	9.4%
Color	8.8%	2.1%	(2.7%)	9.4%
Asia Pacific	11.6%	1.7%	(0.2%)	10.1%
Total Revenue	3.6%	1.8%	(7.3%)	9.1%

Operating Income
Flavors & Extracts	8.4%	1.2%	(8.0%)	15.2%
Color	7.9%	2.6%	0.5%	4.8%
Asia Pacific	19.3%	(1.8%)	(0.5%)	21.6%
Corporate & Other	3.7%	0.0%	(18.4%)	22.1%
Total Operating Income	11.4%	2.1%	1.0%	8.3%
Diluted Earnings per Share	8.5%	1.9%	(3.4%)	10.0%

(1)
For Revenue, adjustments consist of revenues of the divested product lines. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the divested product lines, divestitures & other related costs, operational improvement plan costs and income, and the 2020 one-time COVID-19 employee payment.

Note: Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable divestiture & other related costs, share-based compensation, acquisition, restructuring including the operational improvement plan, the 2020 one-time COVID-19 employee payment, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, which was adopted in the first quarter of 2018, as summarized in Part II, Item 8, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $739.4 and $742.0 million in 2021 and 2020, respectively. Foreign exchange rates increased segment revenue by approximately 2%, while the divestitures of Yogurt Fruit Preparations and Fragrances decreased segment revenue by approximately 11%. The lower segment revenue was primarily due to the divestitures of Yogurt Fruit Preparations and Fragrances, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to favorable volumes and, to a lesser extent, selling prices, the favorable impact of foreign exchange rates, and the acquisition of Flavor Solutions, Inc. on July 15, 2021. The higher revenue in Natural Ingredients was primarily due to favorable volumes and selling prices.

Flavors & Extracts segment operating income was $98.7 million in 2021 and $91.0 million in 2020, an increase of approximately 8%. Foreign exchange rates increased segment operating income by approximately 1%, while the divestitures of Yogurt Fruit Preparations and Fragrances decreased segment operating income by approximately 8%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower operating income in Yogurt Fruit Preparations and Fragrances due to the divestiture of the product lines. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to favorable volumes and selling prices, favorable manufacturing and other costs, and the favorable impact of foreign exchange rates, partially offset by higher raw material costs and an unfavorable product mix. The higher operating income in Natural Ingredients was primarily due to higher selling prices and volumes and a favorable product mix, partially offset by higher raw material and manufacturing and other costs. Segment operating income as a percent of revenue was 13.3% and 12.3% for 2021 and 2020, respectively.

Index
Color
Segment revenue for the Color segment was $545.3 million in 2021 and $501.0 million in 2020, an increase of approximately 9%. Foreign exchange rates increased segment revenue by approximately 2%, while the Inks divestiture decreased segment revenue by approximately 3%. The higher segment revenue was primarily a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, partially offset by lower revenue in Inks. The higher revenue in Food & Pharmaceutical Colors was primarily due to favorable volumes, the favorable impact of foreign exchange rates, and higher selling prices. The higher revenue in Personal Care was primarily due to favorable volumes due to a recovery in demand in late 2021 after significantly reduced demand for makeup products in 2020 following the onset of COVID-19 and the favorable impact of foreign exchange rates, partially offset by lower selling prices. The lower revenue in Inks was primarily a result of divesting the product line in the second quarter of 2020.

Segment operating income for the Color segment was $103.6 million in 2021 and $96.0 million in 2020, an increase of approximately 8%. Foreign exchange rates increased segment operating income by approximately 3%, while the Inks divestiture increased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Food & Pharmaceutical Colors due to higher volumes, higher selling prices, and the favorable impact of foreign exchange rates, partially offset by higher raw material costs and manufacturing and other costs. Segment operating income as a percent of revenue was 19.0% in 2021 compared to 19.2% in 2020.

Asia Pacific
Segment revenue for the Asia Pacific segment was $135.3 million and $121.2 million for 2021 and 2020, respectively, an increase of approximately 12%. Foreign exchange rates increased segment revenue by approximately 2%. Segment revenue was higher than the prior year primarily due to higher volumes and the favorable impact of foreign exchange rates.

Segment operating income for the Asia Pacific segment was $26.3 million in 2021 and $22.1 million in 2020, an increase of approximately 19% compared to the prior year. Foreign exchange rates decreased segment operating income by approximately 2%. The increase in segment operating income was a result of higher volumes and favorable product mix, partially offset by higher raw material and manufacturing and other costs. Segment operating income as a percent of revenue was 19.5% in 2021 and 18.2% in 2020.

Corporate & Other
The Corporate & Other operating loss was $58.5 million in 2021 and $56.4 million in 2020. The higher operating loss was primarily a result of higher performance-based compensation and higher divestiture & other related costs, partially offset by lower operational improvement plan costs and the prior year including a one-time COVID-19 employee payment. See the Divestitures and Operational Improvement Plan sections above for further information.

LIQUIDITY AND FINANCIAL POSITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2021. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2022 through 2027. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity under the Company’s revolving credit facility which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations in 2021. The Company currently anticipates inflation will not significantly impact 2022 results as a result of the Company’s pricing and other actions; however, the Company, like others in its industry, has faced challenges due to conditions in the global supply chain and global economy. In particular, the Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Sensient purchased 492,045 shares of Company stock in 2021 for a total cost of $42.5 million. There were no shares of Company stock purchased in 2020 or 2019. In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2021, 1,732,981 shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

Index
Cash Flows from Operating Activities
Net cash provided by operating activities was $145.2 million and $218.8 million in 2021 and 2020, respectively. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, and shareholder dividends. The decrease in net cash provided by operating activities in 2021 is primarily due to an increase in the cash used for inventory as the Company invested in strategic inventory positions in order to effectively manage production and on time delivery despite disruptions in our supply chain.

Cash Flows from Investing Activities
Net cash used in investing activities was $35.6 million and $33.4 million in 2021 and 2020, respectively. Capital expenditures were $60.8 million in 2021 and $52.2 million in 2020. In 2021, the Company received $37.8 million of proceeds from the divestitures of the inks product line, yogurt fruit preparations product line, and fragrances product line. In 2020, the Company received $12.6 million of proceeds from the divestitures of the inks product line and the yogurt fruit preparations product line. In 2021, the Company paid $13.9 million for the acquisition of Flavor Solutions, Inc.

Cash Flows from Financing Activities
Net cash used in financing activities was $107.8 million in 2021 and $184.2 million in 2020. The Company had a net increase in debt of $2.0 million in 2021 compared to a net decrease in debt of $117.7 million in 2020. For the purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $42.5 million during 2021. There were no repurchases of shares of the Company’s common stock in 2020. The Company has paid uninterrupted quarterly cash dividends since commencing public trading in its stock in 1962. Dividends paid per share were $1.58 in 2021 and $1.56 in 2020. Total dividends paid were $66.7 million and $66.1 million in 2021 and 2020, respectively.

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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2021. In conducting its annual test for impairment, the Company performed a qualitative assessment of its previously calculated fair values for each of its reporting units. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were above their respective net book values by at least 90%. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

In the fourth quarter of 2019, as a result of the Company meeting the assets held for sale criteria for its divestitures of its inks and fragrances (excluding its essential oils product line) product lines, the Company allocated $8.4 million of goodwill to that disposal group. The $8.4 million of goodwill related to the disposal groups was determined to be fully impaired. In 2020, the fair value of the disposal groups decreased, which resulted in the previously allocated goodwill of $2.2 million to be reallocated to its respective financial reporting units. In 2021, the fair value of the disposal groups increased, which resulted in an additional $0.8 million of goodwill allocated to the disposal groups. See Note 14, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional details.

Index
Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2021, the Company recorded gross deferred tax assets of $106 million with an associated valuation allowance of $37 million. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

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

The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. The Company recorded non-cash charges of $0.1 million, $1.8 million, and $9.8 million, in 2021, 2020, and 2019, respectively, in Cost of Products Sold primarily related to the yogurt fruit preparations divestiture. The charges reduced the carrying value of certain inventories, as they were determined to be excess. While significant judgment is involved in determining the net realizable value of inventory, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

NEW PRONOUNCEMENTS

Refer to the “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” sections within Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this report for additional details.

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

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was an asset of $0.1 million and $0.5 million as of December 31, 2021 and 2020, respectively. At December 31, 2021, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $1.6 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Index
The Company has certain debt denominated in Euros and British Pounds. The Swiss Franc debt was extinguished in connection with the sale of the inks product line on June 30, 2020. These non-derivative debt instruments act as partial hedges of the Company’s Euro and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.6 million at December 31, 2021. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2021, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be immaterial.

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

Index

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(In thousands except per share amounts)	2021	2020	2019
Revenue	$1,380,264	$1,332,001	$1,322,934
Cost of products sold	925,603	908,254	908,061
Selling and administrative expenses	284,633	271,091	293,763
Operating income	170,028	152,656	121,110
Interest expense	12,544	14,811	20,107
Earnings before income taxes	157,484	137,845	101,003
Income taxes	38,739	28,373	18,956
Net earnings	$118,745	$109,472	$82,047

Earnings per common share:
Basic	$2.82	$2.59	$1.94
Diluted	$2.81	$2.59	$1.94

Weighted average number of common shares outstanding:
Basic	42,077	42,301	42,263
Diluted	42,258	42,346	42,294

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Years Ended December 31,
	2021	2020	2019
Net earnings	$118,745	$109,472	$82,047
Cash flow hedges adjustment, net of tax expense (benefit) of ($430), $524 and ($193), respectively	(543)	948	(346)
Pension adjustment, net of tax expense (benefit) of $577, ($475) and ($409), respectively	1,612	(1,293)	(1,221)
Foreign currency translation on net investment hedges	17,937	(24,044)	3,091
Tax effect of current year activity on net investment hedges	(4,455)	5,973	(768)
Foreign currency translation on long-term intercompany loans	13,798	(7,731)	(752)
Tax effect of current year activity on intercompany long-term loans	(3,990)	3,757	(768)
Reclassification of cumulative translation to net earnings	10,203	(8,625)	-
Other foreign currency translation	(50,099)	34,932	3,311
Total comprehensive income	$103,208	$113,389	$84,594

See notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$25,740	$24,770
Trade accounts receivable	261,121	234,132
Inventories	411,635	381,346
Prepaid expenses and other current assets	42,657	48,578
Assets held for sale	-	52,760
Total current assets	741,153	741,586
Other assets	92,952	89,883
Deferred tax assets	29,901	29,678
Intangible assets, net	14,975	10,930
Goodwill	420,034	423,290
Property, Plant, and Equipment:
Land	31,028	31,422
Buildings	315,207	316,533
Machinery and equipment	715,344	703,485
Construction in progress	32,801	21,759
	1,094,380	1,073,199
Less accumulated depreciation	(647,902)	(627,706)
	446,478	445,493
Total assets	$1,745,493	$1,740,860

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$125,519	$107,324
Accrued salaries, wages, and withholdings from employees	40,939	34,462
Other accrued expenses	46,292	42,985
Income taxes	11,016	4,598
Short-term borrowings	8,539	9,247
Liabilities held for sale	-	17,339
Total current liabilities	232,305	215,955
Deferred tax liabilities	14,349	13,411
Other liabilities	28,829	30,213
Accrued employee and retiree benefits	28,579	28,941
Long-term debt	503,006	518,004
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid-in capital	111,352	102,909
Earnings reinvested in the business	1,630,713	1,578,662
Treasury stock, 12,107,549 and 11,647,627 shares, respectively, at cost	(634,408)	(593,540)
Accumulated other comprehensive loss	(174,628)	(159,091)
	938,425	934,336
Total liabilities and shareholders’ equity	$1,745,493	$1,740,860

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net earnings	$118,745	$109,472	$82,047
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	52,051	49,641	55,015
Share-based compensation expense (income)	9,573	5,608	(739)
Net loss (gain) on assets	331	(252)	(1,122)
Loss on divestitures and other charges	14,021	6,904	44,375
Deferred income taxes	(6,071)	(8,705)	(19,340)
Changes in operating assets and liabilities:
Trade accounts receivable	(34,571)	(11,357)	10,930
Inventories	(36,323)	46,828	25,238
Prepaid expenses and other assets	(6,057)	(12,868)	3,257
Trade accounts payable and other accrued expenses	21,326	15,524	(18,251)
Accrued salaries, wages, and withholdings from employees	7,321	15,140	(3,039)
Income taxes	4,275	22	(1,836)
Other liabilities	597	2,823	647
Net cash provided by operating activities	145,218	218,780	177,182

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment	(60,788)	(52,162)	(39,100)
Proceeds from sale of assets	216	1,075	2,242
Proceeds from divestiture of businesses	37,790	12,595	-
Acquisition of new business	(13,875)	-	-
Other investing activities	1,097	5,071	(553)
Net cash used in investing activities	(35,560)	(33,421)	(37,411)

Cash Flows from Financing Activities
Proceeds from additional borrowings	112,194	36,667	47,083
Debt payments	(110,168)	(154,348)	(134,449)
Purchase of treasury stock	(42,511)	-	-
Dividends paid	(66,694)	(66,057)	(62,190)
Other financing activities	(582)	(415)	(1,027)
Net cash used in financing activities	(107,761)	(184,153)	(150,583)

Effect of exchange rate changes on cash and cash equivalents	(927)	2,411	64

Net increase (decrease) in cash and cash equivalents	970	3,617	(10,748)
Cash and cash equivalents at beginning of year	24,770	21,153	31,901

Cash and cash equivalents at end of year	$25,740	$24,770	$21,153

Cash paid during the year for:
Interest	$12,593	$14,751	$20,130
Income taxes	29,224	44,755	40,139
Capitalized interest	471	514	540

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2018	$5,396	$101,663	$1,516,243	11,731,223	$(597,800)	$(165,555)
Net earnings			82,047
Other comprehensive income						2,547
Cash dividends paid – $1.47 per share			(62,190)
Share-based compensation		(739)
Non-vested stock issued upon vesting		(2,343)		(45,981)	2,343
Benefit plans		72		(18,597)	948
Other		(228)		15,991	(815)
Balances at December 31, 2019	5,396	98,425	1,536,100	11,682,636	(595,324)	(163,008)
Net earnings			109,472
Other comprehensive income						3,917
Cash dividends paid – $1.56 per share			(66,057)
Share-based compensation		5,608
Non-vested stock issued upon vesting		(1,352)		(26,515)	1,352
Benefit plans		241		(16,344)	833
Other		(13)	(853)	7,850	(401)
Balances at December 31, 2020	5,396	102,909	1,578,662	11,647,627	(593,540)	(159,091)
Net earnings			118,745
Other comprehensive loss						(15,537)
Cash dividends paid – $1.58 per share			(66,694)
Share-based compensation		9,573
Non-vested stock issued upon vesting		(1,264)		(24,711)	1,264
Benefit plans		338		(14,791)	756
Purchase of treasury stock				492,045	(42,511)
Other		(204)		7,379	(377)
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2021, 2020, and 2019

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; cosmetic, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring including operational improvement plans, divestiture, share-based compensation, the one-time COVID-19 employee payment in 2020, and other costs are included in the “Corporate & Other” category. In the second quarter of 2020, the Company divested its inks product line; in the third quarter of 2020, the Company divested its yogurt fruit preparations product line; and in the second quarter of 2021, the Company divested its fragrances (excluding essential oils) product line.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, coupled with the Company’s purchase order acknowledgements, to be the contracts with the customer. For each contract, the Company considers the identified performance obligation to be the promise to transfer products. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment and then determines the net consideration to which the Company expects to be entitled. In addition, the Company assesses the customer’s ability to pay as part of its evaluation of the contract. As the Company’s standard payment terms are less than one year, the Company elected the practical expedient under Accounting Standards Codification (ASC) 606-10-32-18, and determined that its contracts do not have a significant financing component. The Company allocates the transaction price to each distinct product based on the relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company, and the Company has no remaining obligations, which is typically at shipment. In certain locations, primarily outside the United States, product delivery terms may vary. Thus, in such locations, the point at which control of the product transfers to the customer and revenue recognition occurs will vary accordingly.

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

Index
Cost of Products Sold
Cost of products sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of products sold also includes charges for obsolete and slow-moving inventories as well as costs for quality control, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, other costs of our internal distribution network, and costs incurred for shipping and handling. The Company records fees billed to customers for shipping and handling as revenue.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method with the exception of certain locations of the Flavors & Extracts Group where cost is determined using a weighted average method. Inventories include finished and in-process products totaling $280.2 million and $268.1 million at December 31, 2021 and 2020, respectively, and raw materials and supplies of $131.4 million and $113.2 million at December 31, 2021 and 2020, respectively.

The Company recorded a non-cash charge of $0.1 million, $1.8 million, and $9.8 million in Cost of Products Sold related to the divested product lines in 2021, 2020, and 2019, respectively. The non-cash charge reduced the carrying value of certain inventories, as they were determined to be excess. See Note 14, Divestitures, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2019, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2021 and 2020, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2021, 2020, or 2019.

In the fourth quarter of 2019, as a result of the Company meeting the assets held for sale criteria for its divestitures of its inks and fragrances (excluding its essential oils product line) product lines, the Company allocated $8.4 million of goodwill to those disposal groups. The $8.4 million of goodwill related to the disposal groups was determined to be fully impaired. In 2020, the fair value of the disposal groups decreased, which resulted in the previously allocated goodwill of $2.2 million to be reallocated to its respective financial reporting units. In 2021, the fair value of the disposal groups increased, which resulted in an additional $0.8 million of goodwill allocated to the disposal groups. See Note 14, Divestitures, for additional details.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 20 years. These assets include technological know-how, customer relationships, patents, trademarks, and non-compete agreements, among others.

Index
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s divestiture of its inks product line and its divestiture of its fragrances product line (excluding its essential oils product line). See Note 14, Divestitures, for additional information.

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

Operating leases are included in Other Assets, Other Accrued Expenses, and Other Liabilities on the Company’s Consolidated Balance Sheet. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

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

Derivative Financial Instruments
The Company selectively uses derivative financial instruments to reduce market risk associated with changes in foreign currency and interest rate exposures, which exist as part of ongoing business operations. All derivative transactions are authorized and executed pursuant to the Company’s risk management policies and procedures, which strictly prohibit the use of financial instruments for speculative trading purposes.

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

Index
Commodity Purchases
The Company purchases certain commodities in the normal course of business that result in physical delivery of the goods and, hence, are excluded from ASC 815, Derivatives and Hedging.

Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2021, 2020, and 2019.

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

Earnings Per Share
The difference between basic and diluted earnings per share (EPS) is the dilutive effect of non-vested stock. Diluted EPS assumes that non-vested stock has vested.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(In thousands except per share amounts)	2021	2020	2019
Numerator:
Net earnings	$118,745	$109,472	$82,047
Denominator:
Denominator for basic EPS - weighted average common shares	42,077	42,301	42,263
Effect of dilutive securities	181	45	31
Denominator for diluted EPS - diluted weighted average shares outstanding	42,258	42,346	42,294

Earnings per Common Share:
Basic	$2.82	$2.59	$1.94
Diluted	$2.81	$2.59	$1.94

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2021, 2020, and 2019.

All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in Selling and Administrative Expenses in the year they are incurred. Research and development costs were $34.3 million, $38.5 million, and $40.1 million, during the years ended December 31, 2021, 2020, and 2019, respectively.

Index
Advertising
Advertising costs are recorded in Selling and Administrative Expenses as they are incurred. Advertising costs were $2.4 million, $2.0 million, and $2.2 million, during the years ended December 31, 2021, 2020, and 2019, respectively.

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

2. Acquisition

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price for this acquisition was $14.9 million in cash with approximately $1.0 million of such amount being held back by the Company for 12 months in order to satisfy post-closing indemnification claims that may arise. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.4 million and identified intangible assets, principally customer relationships, of $5.0 million. The remaining $9.5 million was allocated to goodwill. This business is now part of the Flavors & Extracts segment.

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

Index
The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2019	$6,913
Adoption of ASU 2016-13	853
Provision for expected credit losses	565
Accounts written off	(1,590)
Divestitures	(2,174)
Translation and other activity	(676)
Balance at December 31, 2020	$3,891
Provision for expected credit losses	1,631
Accounts written off	(434)
Translation and other activity	(211)
Balance at December 31, 2021	$4,877

See Note 14, Divestitures, for further information regarding the divestitures included in the above table.

4. Goodwill and Intangible Assets

At December 31, 2021 and 2020, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2021 and 2020:

		2021		2020
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	15.9	$8,870	$(2,314)	$7,570	$(1,787)
Customer relationships	17.9	7,084	(2,269)	3,401	(1,898)
Patents, trademarks, non-compete agreements, and other	15.5	11,606	(8,002)	10,925	(7,281)
Total finite-lived intangibles	16.0	$27,560	$(12,585)	$21,896	$(10,966)

In 2020, $1.7 million of intangible assets ($2.1 million of cost and $0.4 million of accumulated amortization) was recorded in Assets Held for Sale on the Consolidated Balance Sheet related to the fragrances product line (excluding its essential oils product line). See Note 14, Divestitures, for additional information.

Amortization of intangible assets was $1.8 million in 2021, $1.5 million in 2020, and $2.9 million in 2019. Estimated amortization expense, for the five years subsequent to December 31, 2021, is $2.1 million in 2022; $1.9 million in 2023; $1.6 million in 2024 and 2025; and $1.5 million in 2026.

Index
The changes in goodwill for the years ended December 31, 2021 and 2020, by reportable business segment, were as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Balance as of December 31, 2019	$108,148	$293,636	$5,258	$407,042
Currency translation impact	3,565	10,086	399	14,050
Goodwill related to divestitures(1)	657	1,541	-	2,198
Balance as of December 31, 2020	$112,370	$305,263	$5,657	$423,290
Currency translation impact	(17,298)	6,001	(603)	(11,900)
Goodwill related to divestitures(2)	(812)	-	-	(812)
Acquisitions(3)	9,456	-	-	9,456
Balance as of December 31, 2021	$103,716	$311,264	$5,054	$420,034

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

(2)	In 2021, the fair value of the disposal group increased, which increased the value of goodwill allocated to the disposal group by $0.8 million. See Note 14, Divestitures, for additional information.

(3)	In 2021, the Company acquired Flavor Solutions, Inc. See Note 2, Acquisition, for additional information.

5. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $9.6 million, $10.6 million, and $11.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

For the years ended December 31, 2021, 2020, and 2019, the Company paid $8.2 million, $9.2 million, and $9.9 million, respectively, in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $9.8 million, $13.0 million, and $7.1 million of right-of-use assets in exchange for operating lease obligations for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company included $26.5 million and $23.3 million of right-of-use assets in Other Assets, $6.2 million and $6.0 million of operating lease liabilities in Other Accrued Expenses, and $20.6 million and $17.5 million of operating lease liabilities in Other Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

The Company’s weighted average remaining operating lease term was 6.1 years as of December 31, 2021. The Company’s weighted average discount rate for operating leases was 4.1% as of December 31, 2021.

As of December 31, 2021, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)
Year ending December 31,
2022	$7,113
2023	5,866
2024	4,629
2025	3,169
2026	2,193
Thereafter	7,709
Total lease payments	30,679
Less imputed interest	(3,803)
Present value of lease liabilities	$26,876

Index

6. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(In thousands)	2021	2020
3.66% senior notes due November 2023	$75,000	$75,000
3.65% senior notes due May 2024	27,000	27,000
4.19% senior notes due November 2025	25,000	25,000
1.85% Euro-denominated senior notes due November 2022	76,017	81,672
3.06% Euro-denominated senior notes due November 2023	43,487	46,722
1.27% Euro-denominated senior notes due May 2024	56,850	61,080
1.71% Euro-denominated senior notes due May 2027	45,480	48,864
2.53% British Pound-denominated notes due November 2023	33,829	34,176
2.76% British Pound-denominated notes due November 2025	33,829	34,176
Term loan	-	8,375
Revolving Credit Facilities	86,000	83,324
Various other notes	1,137	1,647
Total debt	503,629	527,036
Less debt fees	(136)	(143)
Less current portion	(487)	(8,889)
Total long-term debt	$503,006	$518,004

In May 2021, the Company executed an amended and restated credit agreement with a syndicate of banks to extend the maturity of Sensient’s $350 million multi-currency revolving credit facility from May 2022 to May 2026 and to modify certain other provisions of the credit agreement as set forth therein. At December 31, 2020, the Company’s term loan borrowings totaled $8.4 million; term loan repayments were completed in 2021. A term loan was not issued as part of the 2021 amended credit agreement. Borrowings under the revolving credit facility bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.

In October 2021, the Company amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to reduce the program amount from $65 million to $30 million. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $30 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is LIBOR plus 0.75%. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2021, the amount was fully drawn.

The borrowings under the revolving credit facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 1.33% and 1.35% for the years ended December 31, 2021 and 2020, respectively.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2021, are as follows:

(In thousands)
Year ending December 31,
2022	$106,504
2023	152,834
2024	83,981
2025	58,830
2026	56,000
Thereafter	45,480
Total long-term debt maturities	$503,629

Index
The Company had $291.2 million available under the revolving credit facility and $22.6 million available under other lines of credit from several banks at December 31, 2021.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The Company is in compliance with all of these restrictions at December 31, 2021. The following table summarizes the Company’s most restrictive loan covenants calculated in accordance with the applicable agreements as of December 31, 2021:

	Actual	Required
Debt to EBITDA(1) (Maximum)	2.04	<3.50
Interest Coverage (Minimum)	21.60	>3.00

(1)
Debt to EBITDA is defined in the Company’s debt covenants as total funded debt divided by the Company’s consolidated operating income excluding non-operating gains and losses and depreciation and amortization.

The Company had stand-by and trade letters of credit outstanding of $2.8 million and $2.7 million as of December 31, 2021 and 2020, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(In thousands)	2021	2020
U.S. credit facilities	$7,284	$138
Current maturities of long-term debt	487	8,889
Loans of foreign subsidiaries	768	220
Total	$8,539	$9,247

The weighted average interest rates on short-term borrowings were 1.55% and 1.36% at December 31, 2021 and 2020, respectively.

7. Derivative Instruments and Hedging Activity

The Company may use derivative instruments for the purpose of hedging currency, commodity, and interest rate exposures, which exist as part of ongoing business operations. As a policy, the Company does not engage in speculative or leveraged transactions nor does the Company hold or issue financial instruments for trading purposes. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged transaction. Hedge accounting, which generally results in the deferral of derivative gains and losses until such time as the underlying transaction is recognized in net earnings, is permitted only if the hedging relationship is expected to be highly effective at the inception of the transaction and on an ongoing basis.

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $48.6 million and $54.1 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, gains of $1.3 million and losses of $1.3 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the year ended December 31, 2019, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Index
Net Investment Hedges
The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of December 31, 2021 and 2020, the total value of the Company’s net investment hedges was $289.5 million and $325.0 million, respectively. These net investment hedges include Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. The impact of foreign exchange rates on these debt instruments decreased debt by $17.9 million and increased debt by $24.0 million for the years ended December 31, 2021 and 2020, respectively, and are recorded as foreign currency translation in OCI. For the year ended December 31, 2021 and 2020, losses of $4.2 million and $10.8 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In 2021, the losses were primarily associated with the partial termination of the net investment hedge related to the Euro debt in connection with the sale of the fragrances product line, including the Spanish legal entity. In 2020, the losses were primarily associated with the termination of the net investment hedge related to the Swiss Franc debt that terminated in connection with the sale of the inks product line, including the Swiss legal entity. See Note 14, Divestitures, for additional information. There were no amounts reclassified into net earnings for the year ended December 31, 2019.

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

8. Share-Based Compensation

The Company has various stock plans, under which employees and directors may be granted non-vested stock which vests over a specific time period. In April 2017, the shareholders of the Company approved the 2017 Stock Plan authorizing 1.8 million shares for issuance as non-vested stock in the form of restricted stock, restricted stock units, performance stock units, non-qualified stock options, incentive stock options, and stock appreciation rights. As of December 31, 2021, there were 1.1 million shares available to issue as non-vested stock under the Company’s existing stock plans. The Company may also issue up to 0.2 million shares of stock pursuant to its 1999 Amended and Restated Directors Deferred Compensation Plan.

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

Grants issued after December 2013 and before December 2020, to elected officers, consist of 100% performance stock unit awards. These awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant, except for the grant issued in December 2019, which would result in an award up to 200% of the original grant for three year performance that exceeds the stated performance metrics. Starting with the December 2020 grant, grants issued to elected officers consist of 60% performance stock unit awards and 40% non-vested restricted stock awards. The performance stock unit awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 200% of the original grant. The non-vested restricted stock awards granted are based on a three-year vesting period with a pro-rata vesting upon retirement.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

Index
The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	380	$66.02	$21,239
Granted	134	60.04
Vested	(46)	63.61
Cancelled	(64)	62.39
Outstanding at December 31, 2019	404	64.89	26,710
Granted	142	65.61
Vested	(27)	74.21
Cancelled	(68)	73.39
Outstanding at December 31, 2020	451	63.28	33,283
Granted	129	90.10
Vested	(25)	61.91
Cancelled	(73)	72.37
Outstanding at December 31, 2021	482	$69.15	$48,271

The total intrinsic values of shares vested during 2021, 2020, and 2019, was $1.9 million, $1.4 million, and $3.0 million, respectively.

As of December 31, 2021, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $21.7 million, which will be amortized over the weighted average remaining service period of 2.18 years.

Total pre-tax share-based compensation expense (income) recognized in the Consolidated Statements of Earnings was $9.6 million, $5.6 million, and ($0.7) million in 2021, 2020, and 2019, respectively. The Company also recognized tax related benefits (expense) of $1.0 million, $0.8 million, and ($0.2) million, in 2021, 2020, and 2019, respectively. During the year ended December 31, 2019, the Company determined that it was not probable that it would meet the stated performance metrics related to certain performance-based awards resulting in an adjustment of share-based compensation of $3.6 million.

9. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $6.7 million in 2021, $6.1 million in 2020, and $6.0 million in 2019.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(In thousands)	2021	2020
Benefit obligation at beginning of year	$45,631	$39,421
Service cost	1,740	1,601
Interest cost	851	1,022
Foreign currency exchange rate changes	(291)	690
Benefits and settlements paid	(3,298)	(1,948)
Amendments	-	42
Actuarial (gain) loss	(2,853)	4,803
Benefit obligation at end of year	41,780	45,631
Plan assets at beginning of year	35,676	31,776
Company contributions	947	1,117
Foreign currency exchange rate changes	(297)	882
Benefits paid	(1,718)	(1,948)
Settlement payments	(1,580)	-
Actual (loss) gain on plan assets	(46)	3,849
Plan assets at end of year	32,982	35,676
Funded status	$(8,798)	$(9,955)
Accumulated benefit obligation	$40,873	$44,559

Amounts recognized in the Consolidated Balance Sheets at December 31:

(In thousands)	2021	2020
Accrued employee and retiree benefits	$(18,375)	$(19,349)
Other accrued expenses	(693)	(722)
Other assets	10,270	10,116
Net liability	$(8,798)	$(9,955)

Components of annual benefit cost:
(In thousands)	2021	2020	2019
Service cost	$1,740	$1,601	$1,432
Interest cost	851	1,022	1,273
Expected return on plan assets	(728)	(813)	(896)
Recognized actuarial loss (gain)	267	41	(176)
Settlement income	(151)	-	-
Defined benefit expense	$1,979	$1,851	$1,633

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

Weighted average liability assumptions as of December 31:
	2021	2020
Discount rate	2.35%	1.87%
Expected return on plan assets	2.54%	2.17%
Rate of compensation increase	0.27%	0.34%

Weighted average cost assumptions for the year ended December 31:

	2021	2020	2019
Discount rate	1.87%	2.69%	3.80%
Expected return on plan assets	2.17%	2.68%	3.21%
Rate of compensation increase	0.34%	0.34%	0.31%

Index
The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2021, which include employees’ expected future service, are as follows: 2022, $1.7 million; 2023, $3.8 million; 2024, $3.9 million; 2025, $1.7 million; 2026, $4.8 million; and $10.6 million in total for the years 2027 through 2031.

The Company expects to contribute $0.7 million to defined benefit plans in 2022.

Amounts in accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2021	2020
Unrecognized net actuarial loss	$221	$2,402
Prior service cost	179	187
Total before tax effects	$400	$2,589

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2021	2020	2019
Net actuarial gain (loss) arising during the period	$1,528	$(1,293)	$(1,091)
Prior service cost	-	(32)	-
Amortization of actuarial loss (gain), included in defined benefit expense	84	32	(130)
Pension adjustment, net of tax	$1,612	$(1,293)	$(1,221)

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2021 and 2020:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2020 Using Fair Value Hierarchy
(In thousands)	2021	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3
Equity Funds
Domestic	$7,033	$7,033	$-	$-	$6,565	$6,565	$-	$-
International	79	-	79	-	97	-	97	-
International Fixed Income Funds	25,732	889	24,843	-	28,911	1,190	27,721	-
Other investments	138	115	23	-	103	76	27	-
Total assets at fair value	$32,982	$8,037	$24,945	$-	$35,676	$7,831	$27,845	$-

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
10. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2021, 2020, and 2019:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2018	$147	$549	$(166,251)	$(165,555)
Other comprehensive income (loss) before reclassifications	(111)	(1,091)	4,114	2,912
Amounts reclassified from OCI	(235)	(130)	-	(365)
Balance as of December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive income (loss) before reclassifications	(374)	(1,325)	12,887	11,188
Amounts reclassified from OCI	1,322	32	(8,625)	(7,271)
Balance as of December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	775	1,528	(26,809)	(24,506)
Amounts reclassified from OCI	(1,318)	84	10,203	8,969
Balance as of December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
(1)	Cash Flow Hedges and Pension Items are net of tax.

11. Income Taxes

Earnings before income taxes were as follows:

(In thousands)	2021	2020	2019
United States	$71,764	$72,593	$38,356
Foreign	85,720	65,252	62,647
Total	$157,484	$137,845	$101,003

The provision for income taxes was as follows:

(In thousands)	2021	2020	2019
Current income tax expense:
Federal	$16,807	$9,660	$12,994
State	5,128	3,000	2,622
Foreign	22,875	24,418	22,680
	44,810	37,078	38,296
Deferred expense (benefit):
Federal	(4,159)	(6,918)	(17,246)
State	(1,189)	(565)	18
Foreign	(723)	(1,222)	(2,112)
	(6,071)	(8,705)	(19,340)
Income taxes	$38,739	$28,373	$18,956

Index
The reconciliation between the U.S. Federal tax rate and the actual effective tax rate was as follows:

	2021	2020	2019
Taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.9	2.2	2.2
Tax credits	(1.4)	(1.5)	(2.6)
Taxes on foreign earnings	4.7	2.8	5.1
Global Intangible Low-Taxed Income	0.7	0.1	0.9
Foreign Derived Intangible Income	(0.9)	(1.1)	(1.0)
Loss on balance sheet hedge	0.7	2.0	-
Resolution of prior years’ tax matters	(0.4)	(0.1)	(0.4)
Valuation allowance adjustments	(1.9)	(3.7)	(8.8)
Other, net	(0.8)	(1.1)	2.4
Effective tax rate	24.6%	20.6%	18.8%

Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from Global Intangible Low-Taxed Income (GILTI). The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rates in 2021 and 2020 were both impacted by tax costs related to the divestitures and the release of valuation allowances related to the foreign tax credit carryover and net operating losses.

The Company’s valuation allowance at December 31, 2021 and 2020 was $36.9 million and $47.8 million, respectively. In 2021, the valuation allowance related to foreign tax credits and state and foreign NOLs was reduced. In the first quarter of 2019, the valuation allowance was increased by $16.2 million related to the increase in the foreign tax credit deferred tax asset. The valuation allowance was also increased in 2019 by $6.8 million for the deferred tax assets related to net operating losses that the Company does not believe are more likely than not to be realized. During 2020 and 2019, the Company completed tax planning strategies and Federal tax regulations were finalized that resulted in the partial release of this valuation allowance.

The increase of the 2021 effective tax rate from GILTI compared to 2020 is primarily related to not filing the high tax election given the foreign rate mix. The decrease of the 2020 effective tax rate from GILTI compared to 2019 is primarily the result of the US Treasury releasing final regulations in 2020 that changed the high tax election for GILTI and Sensient applying the high tax election for 2020.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(In thousands)	2021	2020
Deferred tax assets:
Benefit plans	$10,360	$7,665
Liabilities and reserves	16,978	19,291
Operating loss and credit carryovers	68,646	77,756
Other	10,031	13,228
Gross deferred tax assets	106,015	117,940
Valuation allowance	(36,859)	(47,813)
Deferred tax assets	69,156	70,127
Deferred tax liabilities:
Property, plant, and equipment	(32,560)	(31,709)
Goodwill	(21,044)	(22,012)
Deferred tax liabilities	(53,604)	(53,721)
Net deferred tax assets	$15,552	$16,406

At December 31, 2021, foreign tax credit carryovers were $36.8 million, all of which expires before 2035. At December 31, 2021, foreign operating loss carryovers were $87.2 million. Included in the foreign operating loss carryovers are losses of $10.1 million that expire through 2035 and $77.1 million that expire after 2036 or do not have an expiration date. At December 31, 2021, state operating loss carryovers were $126.4 million, which expire prior to 2036.

Index
The Company is electing to recognize GILTI as a period expense in the period the tax is incurred.

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2021, no additional income or withholding taxes have been provided for the $625.9 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $32.9 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2021 and 2020 is as follows:

(In thousands)	2021	2020
Balance at beginning of year	$7,445	$6,032
Increases for tax positions taken in the current year	715	805
Increases for tax positions taken in prior years	-	1,267
Decreases related to settlements with tax authorities	(3,643)	(386)
Decreases as a result of lapse of the applicable statutes of limitations	(367)	(625)
Foreign currency exchange rate changes	(389)	352
Balance at the end of year	$3,761	$7,445

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. As of December 31, 2021 and 2020, $0.4 million and $0.7 million, respectively, of accrued interest and penalties were reported as an income tax liability in each period. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2021.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2021, will decrease by approximately $0.7 million during 2022, of which $0.4 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2022. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before divestiture & other related costs, share-based compensation, restructuring and other charges including operational improvement plan costs and income, the one-time COVID-19 employee payment in 2020, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of investments, deferred tax assets, and fixed assets.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before divestiture & other related costs, share-based compensation, and restructuring and other charges including operational improvement plan costs and income, which are reported in Corporate & Other.

The Company’s three reportable segments are Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals and nutraceuticals; colors, ingredients, and systems for cosmetics; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses and income, the one-time COVID-19 employee payment, and other costs are included in the “Corporate & Other” category.

Index
Divestiture & other related costs and restructuring and other costs, including the operational improvement plan costs and income, for the years ended December 31, 2021, 2020, and 2019, are further described in Note 14, Divestitures, and Note 15, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2021:
Revenue from external customers	$717,688	$527,626	$134,950	$-	$1,380,264
Intersegment revenue	21,739	17,644	398	-	39,781
Total revenue	739,427	545,270	135,348	-	1,420,045

Operating income (loss)	98,660	103,575	26,330	(58,537)	170,028
Interest expense	-	-	-	12,544	12,544
Earnings (loss) before income taxes	98,660	103,575	26,330	(71,081)	157,484

Assets	639,992	738,139	108,126	259,236	1,745,493
Capital expenditures	35,846	16,806	2,813	5,323	60,788
Depreciation and amortization	26,020	20,572	2,748	2,711	52,051

2020:
Revenue from external customers	$724,483	$486,536	$120,982	$-	$1,332,001
Intersegment revenue	17,552	14,482	245	-	32,279
Total revenue	742,035	501,018	121,227	-	1,364,280

Operating income (loss)	90,974	96,034	22,075	(56,427)	152,656
Interest expense	-	-	-	14,811	14,811
Earnings (loss) before income taxes	90,974	96,034	22,075	(71,238)	137,845

Assets	686,348	718,665	100,258	235,589	1,740,860
Capital expenditures	24,541	19,840	2,687	5,094	52,162
Depreciation and amortization	24,801	19,368	2,578	2,894	49,641

2019:
Revenue from external customers	$682,705	$522,051	$118,178	$-	$1,322,934
Intersegment revenue	17,651	13,108	70	-	30,829
Total revenue	700,356	535,159	118,248	-	1,353,763

Operating income (loss)	74,961	101,190	19,382	(74,423)	121,110
Interest expense	-	-	-	20,107	20,107
Earnings (loss) before income taxes	74,961	101,190	19,382	(94,530)	101,003

Assets	714,779	734,343	99,183	191,846	1,740,151
Capital expenditures	16,968	16,521	2,545	3,066	39,100
Depreciation and amortization	27,179	22,088	2,581	3,167	55,015

Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

Index
The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2021:
Revenue from external customers:
North America	$523,960	$263,031	$116	$-	$787,107
Europe	135,348	142,741	140	-	278,229
Asia Pacific	29,880	59,914	131,772	-	221,566
Other	28,500	61,940	2,922	-	93,362
Total revenue from external customers	$717,688	$527,626	$134,950	$-	$1,380,264
Long-lived assets:
North America	$268,934	$250,682	$-	$105,150	$624,766
Europe	91,934	225,916	-	25	317,875
Asia Pacific	275	4,513	32,901	-	37,689
Other	568	23,442	-	-	24,010
Total long-lived assets	$361,711	$504,553	$32,901	$105,175	$1,004,340

2020:
Revenue from external customers:
North America	$491,641	$241,608	$81	$-	$733,330
Europe	160,083	129,704	193	-	289,980
Asia Pacific	30,080	52,414	117,427	-	199,921
Other	42,679	62,810	3,281	-	108,770
Total revenue from external customers	$724,483	$486,536	$120,982	$-	$1,332,001
Long-lived assets:
North America	$244,921	$252,906	$-	$102,577	$600,404
Europe	112,424	226,840	-	-	339,264
Asia Pacific	204	4,670	31,834	-	36,708
Other	782	22,116	-	-	22,898
Total long-lived assets	$358,331	$506,532	$31,834	$102,577	$999,274

2019:
Revenue from external customers:
North America	$448,393	$251,593	$112	$-	$700,098
Europe	158,902	148,393	336	-	307,631
Asia Pacific	32,203	57,268	116,508	-	205,979
Other	43,207	64,797	1,222	-	109,226
Total revenue from external customers	$682,705	$522,051	$118,178	$-	$1,322,934
Long-lived assets:
North America	$251,822	$220,723	$-	$80,128	$552,673
Europe	102,631	242,311	-	-	344,942
Asia Pacific	1,017	3,758	31,007	-	35,782
Other	504	18,037	-	-	18,541
Total long-lived assets	$355,974	$484,829	$31,007	$80,128	$951,938

Sales in the United States, based on the final country of destination of the Company’s products, were $658.0 million, $614.3 million, and $575.2 million, in 2021, 2020, and 2019, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $550.3 million, $518.2 million, and $471.8 million, at December 31, 2021, 2020, and 2019, respectively.

Index
Product Information
The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
2021:
Flavors, Extracts & Flavor Ingredients	$455,818	$-	$-	$455,818
Natural Ingredients	255,772	-	-	255,772
Fragrances	22,739	-	-	22,739
Yogurt Fruit Preparations	5,098	-	-	5,098
Food & Pharmaceutical Colors	-	385,069	-	385,069
Personal Care	-	158,237	-	158,237
Inks	-	1,964	-	1,964
Asia Pacific	-	-	135,348	135,348
Intersegment Revenue	(21,739)	(17,644)	(398)	(39,781)
Total revenue from external customers	$717,688	$527,626	$134,950	$1,380,264

2020:
Flavors, Extracts & Flavor Ingredients	$399,331	$-	$-	$399,331
Natural Ingredients	243,161	-	-	243,161
Fragrances	85,354	-	-	85,354
Yogurt Fruit Preparations	14,189	-	-	14,189
Food & Pharmaceutical Colors	-	346,269	-	346,269
Personal Care	-	141,331	-	141,331
Inks	-	13,418	-	13,418
Asia Pacific	-	-	121,227	121,227
Intersegment Revenue	(17,552)	(14,482)	(245)	(32,279)
Total revenue from external customers	$724,483	$486,536	$120,982	$1,332,001

2019:
Flavors, Extracts & Flavor Ingredients	$378,967	$-	$-	$378,967
Natural Ingredients	214,027	-	-	214,027
Fragrances	86,399	-	-	86,399
Yogurt Fruit Preparations	20,963	-	-	20,963
Food & Pharmaceutical Colors	-	340,327	-	340,327
Personal Care	-	159,640	-	159,640
Inks	-	35,192	-	35,192
Asia Pacific	-	-	118,248	118,248
Intersegment Revenue	(17,651)	(13,108)	(70)	(30,829)
Total revenue from external customers	$682,705	$522,051	$118,178	$1,322,934

13. Fair Value Measurements

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2021 and 2020, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.1 million and $0.5 million as of December 31, 2021 and 2020, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2021. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2021 and 2020, was $503.5 million and $526.9 million, respectively. The fair value of the long-term debt at December 31, 2021 and 2020, was $520.0 million and $556.1 million, respectively.

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

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. In 2021 and 2020, the Company received $1.0 million of net cash in both years, as part of the sale. The sale also included an earnout based on future performance, which could result in additional cash consideration for the Company.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million, for the year ended December 31, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

The assets and liabilities related to the inks and fragrances (excluding its essential oils product line) product lines are recorded in Assets Held for Sale and Liabilities Held for Sale as of December 31, 2020, as follows:

(In thousands)	December 31, 2020
Assets held for sale:
Trade accounts receivable, less allowance for losses of $456	$20,722
Inventories	25,045
Prepaid expenses and other current assets	1,843
Property, Plant, and Equipment, net	3,434
Intangible assets	1,716
Assets held for sale	$52,760

Liabilities held for sale:
Trade accounts payable	$13,967
Accrued salaries, wages, and withholdings from employees	1,739
Other accrued expenses	1,633
Liabilities held for sale	$17,339

The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the year ended December 31, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$(1,000)	$1,062	$-	$-	$62
Non-cash charges – Cost of products sold	-	95	(9)	-	86
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	10,201	2	-	10,203
Other costs - Selling and administrative expenses(1)	917	2,553	(281)	598	3,787
Total	$(83)	$13,911	$(288)	$598	$14,138

(1)
Other costs – Selling and administrative expenses include employee separation costs, bad debt expense, professional services, accelerated depreciation, environmental remediation costs, and other related costs.

Index
The Company reports all costs associated with the divestitures in Corporate & Other. The following table summarizes the divestiture & other related costs for the year ended December 31, 2020:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate/ Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$2,597	$2,055	$8,928	$(861)	$12,719
Non-cash charges – Cost of products sold	1,679	77	(203)	242	1,795
Reclassification of foreign currency translation and related items – Selling and administrative expenses	-	-	(8,625)	-	(8,625)
Other costs - Selling and administrative expenses(1)	337	3,029	892	2,008	6,266
Total	$4,613	$5,161	$992	$1,389	$12,155

(1)	Other costs – Selling and administrative expenses include employee separation costs, environmental remediation costs, professional services, accelerated depreciation, and other related costs.

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

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to property, plant, and equipment and allocated goodwill, during the years ended December 31, 2021, 2020, and 2019, when the estimated fair value less costs to sell the product line was lower than its carrying value. The estimated fair values for the inks and fragrances (excluding its essential oils product line) product lines were determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy. The Company recorded non-cash charges in Cost of Products Sold during the years ended December 31, 2021, 2020, and 2019, to reduce the carrying value of certain inventories, when they were determined to be excess. The Company recorded a non-cash loss during the year ended December 31, 2021 and a non-cash gain during the year ended December 31, 2020, related to the reclassification of foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statement of Earnings.

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company, the Company has recorded $0.3 million and $0.8 million related to these obligations in Selling and Administrative Expenses during the years ended December 31, 2021 and 2020, respectively.

15. Operational Improvement Plan

During the third quarter of 2020, the Company approved an operational improvement plan (Operational Improvement Plan) to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the Operational Improvement Plan, the Company combined its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri. In addition, the Company is centralizing certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred costs in connection with the elimination of certain selling and administrative positions.

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

The following table summarizes the Operational Improvement Plan income and expenses recorded in Selling and Administrative Expenses by segment for the year ended December 31, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation	$(123)	$(8)	$(351)	$(482)
Other income(1)	-	(3,624)	-	(3,624)
Other costs(2)	-	2,207	4	2,211
Total	$(123)	$(1,425)	$(347)	$(1,895)

(1)	Other income includes cash received for the early termination of a lease less associated expenses.
(2)	Other costs include professional services, accelerated depreciation, and other related costs.

The following table summarizes the Operational Improvement Plan expenses by segment for the year ended December 31, 2020:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation	$352	$1,749	$589	$2,690
Other costs(1)	-	640	9	649
Total	$352	$2,389	$598	$3,339

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

The Company recorded the Operational Improvement Plan expenses for the year ended December 31, 2020, as follows:

(In thousands)	Selling and Administrative Expenses	Cost of Products Sold	Consolidated
Employee separation	$2,690	$-	$2,690
Other costs(1)	614	35	649
Total	$3,304	$35	$3,339

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

As of December 31, 2021 and 2020, accrued liabilities in Other Accrued Expenses totaled $0.8 million and $2.2 million, respectively, related to this plan.

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

Kelley v. Sensient Natural Ingredients LLC; Bryan v. Sensient Natural Ingredients LLC; Walters v. Sensient Natural Ingredients LLC

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

On April 26, 2021, prior to the filing of the above-referenced Notice of Dismissal, the same law firm filed an additional notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. This notice was served on behalf of Patrick Walters, an employee of SNI. The notice states the intent to pursue relief on behalf of Mr. Walters as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies. The notice alleges that SNI failed to properly pay Mr. Walters and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. On July 30, 2021, Mr. Walters filed a Complaint in Merced County Superior Court asserting the claims set forth in his PAGA notice. SNI filed its Answer and Affirmative Defenses in response. Ms. Kelley and Mr. Walters have agreed to attempt a joint mediation with Ms. Sofia Rodriguez (see case description below), which is scheduled for August 2022. SNI intends to vigorously defend its interests in both the Kelley and Walters matters, absent a reasonable resolution.

Sofia Rodriguez v. Sensient Natural Ingredients LLC and One Source Staffing Solutions, Inc.

On June 10, 2021, Sofia Rodriguez filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. The notice was served on behalf of Ms. Rodriguez, who worked at SNI through One Source Staffing Solutions, Inc. for five months in 2020. The notice states the intent to pursue relief on behalf of Ms. Rodriguez as well as other alleged aggrieved employees, identified as all non-exempt employees who worked for Defendants in the State of California, and who were paid on an hourly basis. The notice alleges that SNI failed to allow Ms. Rodriguez and the other alleged aggrieved employees to take statutorily required meal and rest periods. The notice further alleges that Defendants suffered and permitted Ms. Rodriguez and other alleged aggrieved employees to work off the clock, failed to pay for all hours worked, failed to properly provide or compensate for minimum and overtime wages, failed to issue compliant wage statements, and failed to pay wages owed upon termination of employment, in violation of the California Labor Code. Ms. Rodriguez also asserts that she was taken off the schedule and not returned to work after complaining about the alleged wage and hour violations set forth in the PAGA notice. On August 17, 2021, Ms. Rodriguez filed a Complaint in Stanislaus County Superior Court asserting the claims set forth in her PAGA notice. SNI filed its Answer and Affirmative Defenses in response. Ms. Rodriguez has agreed to attempt a joint mediation with Ms. Monique Kelley and Mr. Patrick Walters (see case descriptions above), which is scheduled for August 2022. SNI intends to vigorously defend its interests in the Rodriguez matter, absent a reasonable resolution.

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

See Note 14, Divestitures, for information about estimated environmental remediation costs associated with our former Granada, Spain, location.

17. Subsequent Event

On January 21, 2022, the Company announced its quarterly dividend of 41 cents per share would be payable on March 1, 2022.

Index
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sensient Technologies Corporation Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Income Taxes--Valuation Allowances for Deferred Tax Assets

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2021, the Company had gross deferred tax assets of $106.0 million, $68.6 million of which relate to net operating losses (NOLs), foreign tax credits and other tax credits reduced by a $36.9 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Management’s analysis of the realizability of its deferred tax assets related to NOLs, foreign tax credits and other tax credits was significant to our audit because the amounts are material to the financial statements and the assessment process related to the realizability of these deferred tax assets is complex, and involves significant judgments that include projections of income, sources of income and tax planning strategies.

How We Addressed the Matter in Our Audit
We tested controls relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income, the future reversal of existing taxable temporary differences and management’s identification and use of available tax planning strategies.

To test management’s assessment of the realizability of its deferred tax assets related to NOLs, foreign and other tax credits, our audit procedures included, among others, evaluation of the assumptions used by the Company to develop tax planning strategies and projections of future taxable income by jurisdiction and testing the completeness and accuracy of the underlying data used in its projections. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies and projections of future taxable income. We assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company. We also tested the Company’s scheduling of the reversal of existing temporary taxable differences.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Milwaukee, Wisconsin
February 18, 2022

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2021, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in Item 9A.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 18, 2022

Item 9B.	Other Information.

None.

Index
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2021 (2022 Proxy Statement), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” “Chief Executive Officer Pay Ratio,” and “Equity Compensation Plan Information” portions of the 2022 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related shareholder matters appearing under “Principal Shareholders” in the 2022 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2022 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2022 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2022 Proxy Statement is incorporated by reference.

Index

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

The consolidated financial statements of Sensient Technologies Corporation and subsidiaries are set forth under Item 8 of this Form 10-K, as indexed below.

List of Financial Statements and Financial Statement Schedule

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K dated filed February 15, 2022 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

Index
4.1(e)	Fourth Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.2 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 10.3 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2(c)	Second Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 4.3(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.2(d)	Third Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 6, 2015	Exhibit 4.2 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.3(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.3(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.3(c)	Second Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.3 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.4(a)	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

4.4(b)	First Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 1, 2018	Exhibit 4.4 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.5	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act	Exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 13, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

Index
10.1(d)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(e)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(f)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(h)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(i)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

Index
10.1(k)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(k)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(l)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(l)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(l)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(m)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(m)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(n)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(o)(1)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(o)(2)	Form of Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(o)(3)	Form of Restricted Stock Unit Agreement	Exhibit 10.2 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(p)	Sensient Technologies Corporation 2017 Stock Plan	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 10, 2017 (Commission File No. 1-7626)

10.1(q)	Sensient Technologies Management Incentive Compensation Plan, as amended on February 10, 2022		X

Index
10.2	Third Amended and Restated Credit Agreement dated as of May 5, 2021	Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

10.4(f)	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2020 (Commission File No. 1-7626)

10.4(g)	Amendment No. 6 to Receivables Purchase Agreement, dated as of November 12, 2020	Exhibit 10.4(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 1-7626)

10.4(h)	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2021	Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2021 (Commission File No. 1-7626)

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

Index
31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act	X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350	X

101.INS*	Inline Instance Document	X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2021, 2020, and 2019; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2021, 2020, and 2019; (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021, 2020, and 2019; and (vi) Notes to Consolidated Financial Statements.

Index

Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2021, 2020, and  2019
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2019 Allowance for losses: Trade accounts receivable	$5,976	$2,469	$0	$3,882	$4,563

2020 Allowance for losses: Trade accounts receivable	$4,563	$565	$0	$1,693	$3,435

2021 Allowance for losses: Trade accounts receivable	$3,435	$1,631	$0	$189	$4,877
(A) Accounts written off, net of recoveries. In 2019, $2,350 thousand was moved from Trade Accounts Receivable to Assets Held for Sale on the Consolidated Balance Sheet related to the fragrances and inks divestitures. In 2021, $456 thousand was moved from Assets Held for Sale to Trade Accounts Receivable on the Consolidated Balance Sheet related to the fragrances divestiture.

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

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel and Secretary
Dated: February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 18, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Sharad P. Jain
Paul Manning	Sharad P. Jain
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ Donald W. Landry
Stephen J. Rolfs	Donald W. Landry
Senior Vice President and	Director
Chief Financial Officer

/s/ Tobin Tornehl	/s/ Deborah McKeithan-Gebhardt
Tobin Tornehl	Deborah McKeithan-Gebhardt
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Joseph Carleone	/s/ Scott Morrison
Joseph Carleone	Scott Morrison
Director	Director

/s/ Edward H. Cichurski	/s/ Elaine R. Wedral
Edward H. Cichurski	Elaine R. Wedral
Director	Director

/s/ Mario Ferruzzi	/s/ Essie Whitelaw
Mario Ferruzzi	Essie Whitelaw
Director	Director

/s/ Carol R. Jackson
Carol R. Jackson
Director