Form 10-Q
period 2022-03-31
SENSIENT TECHNOLOGIES CORP
filed 2022-05-03
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2022
Common Stock, par value $0.10 per share	42,032,761

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2022	2021

Revenue	$355,521	$359,702
Cost of products sold	230,675	244,089
Selling and administrative expenses	72,057	68,716
Operating income	52,789	46,897
Interest expense	2,993	3,433
Earnings before income taxes	49,796	43,464
Income taxes	12,725	11,796
Net earnings	$37,071	$31,668

Weighted average number of common shares outstanding:
Basic	41,865	42,263
Diluted	42,148	42,389

Earnings per common share:
Basic	$0.89	$0.75
Diluted	$0.88	$0.75

Dividends declared per common share	$0.41	$0.39

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Comprehensive income	$36,834	$16,529

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	March 31, 2022 (Unaudited)	December 31, 2021

Current Assets:
Cash and cash equivalents	$32,175	$25,740
Trade accounts receivable	282,265	261,121
Inventories	422,837	411,635
Prepaid expenses and other current assets	46,081	42,657

Total current assets	783,358	741,153

Other assets	104,439	92,952
Deferred tax assets	25,757	29,901
Intangible assets, net	14,486	14,975
Goodwill	415,328	420,034
Property, Plant, and Equipment:
Land	30,723	31,028
Buildings	314,237	315,207
Machinery and equipment	720,107	715,344
Construction in progress	37,721	32,801
	1,102,788	1,094,380
Less accumulated depreciation	(657,537)	(647,902)
	445,251	446,478

Total assets	$1,788,619	$1,745,493

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$114,858	$125,519
Accrued salaries, wages, and withholdings from employees	28,388	40,939
Other accrued expenses	45,903	46,292
Income taxes	17,759	11,016
Short-term borrowings	7,475	8,539

Total current liabilities	214,383	232,305

Deferred tax liabilities	14,178	14,349
Other liabilities	39,902	28,829
Accrued employee and retiree benefits	28,441	28,579
Long-term debt	530,005	503,006
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	112,973	111,352
Earnings reinvested in the business	1,650,588	1,630,713
Treasury stock, at cost	(632,382)	(634,408)
Accumulated other comprehensive loss	(174,865)	(174,628)

Total shareholders’ equity	961,710	938,425

Total liabilities and shareholders’ equity	$1,788,619	$1,745,493

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net earnings	$37,071	$31,668
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	13,056	12,799
Share-based compensation expense	4,163	2,113
Net (gain) loss on assets	(48)	161
Loss on divestitures and other charges	-	1,238
Deferred income taxes	4,211	4,257
Changes in operating assets and liabilities:
Trade accounts receivable	(20,841)	(27,237)
Inventories	(11,901)	27,621
Prepaid expenses and other assets	(11,111)	(13,239)
Accounts payable and other accrued expenses	(10,267)	(6,242)
Accrued salaries, wages, and withholdings from employees	(12,425)	(10,872)
Income taxes	7,063	5,742
Other liabilities	137	955

Net cash (used in) provided by operating activities	(892)	28,964

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(12,736)	(14,244)
Proceeds from sale of assets	89	69
Proceeds from divesture of businesses	-	4,059
Other investing activities	434	286

Net cash used in investing activities	(12,213)	(9,830)

Cash flows from financing activities:
Proceeds from additional borrowings	40,099	21,530
Debt payments	(6,275)	(8,999)
Purchase of treasury stock	-	(11,665)
Dividends paid	(17,211)	(16,535)
Other financing activities	(1,679)	(228)

Net cash provided by (used in) financing activities	14,934	(15,897)

Effect of exchange rate changes on cash and cash equivalents	4,606	(7)

Net increase in cash and cash equivalents	6,435	3,230
Cash and cash equivalents at beginning of period	25,740	24,770

Cash and cash equivalents at end of period	$32,175	$28,000

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended March 31, 2021	Stock	Capital	Business	Shares	Amount	Income (Loss)	Equity
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)	$934,336
Net earnings	-	-	31,668	-	-	-	31,668
Other comprehensive loss	-	-	-	-	-	(15,139)	(15,139)
Cash dividends paid – $0.39 per share	-	-	(16,535)	-	-	-	(16,535)
Share-based compensation	-	2,113	-	-	-	-	2,113
Non-vested stock issued upon vesting	-	(563)	-	(11,045)	563	-	-
Benefit plans	-	338	-	(14,791)	756	-	1,094
Purchase of treasury stock	-	-	-	151,843	(11,665)	-	(11,665)
Other	-	(72)	-	3,020	(154)	-	(226)
Balances at March 31, 2021	$5,396	$104,725	$1,593,795	11,776,654	$(604,040)	$(174,230)	$925,646

Three Months Ended March 31, 2022
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)	$938,425
Net earnings	-	-	37,071	-	-	-	37,071
Other comprehensive loss	-	-	-	-	-	(237)	(237)
Cash dividends paid – $0.41 per share	-	-	(17,211)	-	-	-	(17,211)
Share-based compensation	-	4,163	-	-	-	-	4,163
Non-vested stock issued upon vesting	-	(2,478)	-	(47,298)	2,478	-	-
Benefit plans	-	560	-	(11,786)	618	-	1,178
Other	-	(624)	15	20,403	(1,070)	-	(1,679)
Balances at March 31, 2022	$5,396	$112,973	$1,650,588	12,068,868	$(632,382)	$(174,865)	$961,710

See accompanying notes to consolidated condensed financial statements.

Index

SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2022, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred. Certain prior period amounts disclosed have been reclassified to conform to the current period presentation.

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

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2021, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Divestitures

On June 30, 2020, the Company completed the sale of its inks product line. On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. This sale also included an earnout based on future performance, which could result in additional cash consideration for the Company. On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash.

The Company reports all costs associated with the divestitures in Corporate & Other. There were no costs associated with the divestitures for the three months ended March 31, 2022. The following table summarizes the divestiture & other related costs for the three months ended March 31, 2021:

(In thousands)	Yogurt Fruit Preparations	Fragrances	Inks	Corporate & Other	Total
Non-cash charges – Cost of products sold	$-	$34	$(9)	$-	$25
Other costs - Selling and administrative expenses(1)	265	1,014	(107)	375	1,547
Total	$265	$1,048	$(116)	$375	$1,572

(1)	Other costs – Selling and administrative expenses include environmental remediation, employee separation costs, professional services, accelerated depreciation, and other related costs.

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company, the Company recorded $0.3 million related to these obligations in Selling and Administrative Expenses during the three months ended March 31, 2021.

Index
3.	Operational Improvement Plan

During the third quarter of 2020, the Company approved an operational improvement plan (Operational Improvement Plan) to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the Operational Improvement Plan, the Company combined its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri. In addition, the Company centralized certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred costs in connection with the elimination of certain selling and administrative positions.

The Company reports all costs and income associated with the Operational Improvement Plan in Corporate & Other. There were no costs associated with the Operational Improvement Plan for the three months ended March 31, 2022. The following table summarizes the Operational Improvement Plan expenses recorded in Selling and Administrative Expenses by segment for the three months ended March 31, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$(19)	$54	$(44)	$(9)
Other costs(1)	-	1,009	1	1,010
Total	$(19)	$1,063	$(43)	$1,001

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

As of March 31, 2022 and December 31 2021, accrued liabilities in Other Accrued Expenses totaled $0.5 million and $0.8 million, respectively, related to the Operational Improvement Plan.

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three month periods ended March 31, 2022 and 2021:

(In thousands) Three Months Ended March 31, 2022	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	285
Accounts written off	(367)
Translation and other activity	117
Balance at March 31, 2022	$4,912

(In thousands) Three Months Ended March 31, 2021	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	156
Accounts written off	(353)
Translation and other activity	(80)
Balance at March 31, 2021	$3,614

6.	Inventories

At March 31, 2022, and December 31, 2021, inventories included finished and in-process products totaling $279.4 million and $280.2 million, respectively, and raw materials and supplies of $143.4 million and $131.4 million, respectively.

7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2022 and December 31, 2021. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2022 and December 31, 2021, was $530.5 million and $503.5 million, respectively. The fair value of the long-term debt at March 31, 2022 and December 31, 2021, was $537.2 million and $520.0 million, respectively.

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

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts and essential oils products that impart a desired taste, texture, aroma, and/or other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color and flavor products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses, and other costs are included in the “Corporate & Other” category.

Index
Divestiture & other related costs and restructuring and other costs, including the Operational Improvement Plan costs, for the three months ended March 31, 2021, are further described in Note 2, Divestitures, and Note 3, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. There were no divestiture & other related costs or Operational Improvement Plan costs for the three months ended March 31, 2022. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2022:
Revenue from external customers	$175,202	$143,928	$36,391	$-	$355,521
Intersegment revenue	7,525	4,510	74	-	12,109
Total revenue	$182,727	$148,438	$36,465	$-	$367,630

Operating income (loss)	$27,579	$30,657	$8,204	$(13,651)	$52,789
Interest expense	-	-	-	2,993	2,993
Earnings (loss) before income taxes	$27,579	$30,657	$8,204	$(16,644)	$49,796

Three months ended March 31, 2021:
Revenue from external customers	$194,661	$131,201	$33,840	$-	$359,702
Intersegment revenue	6,250	4,519	-	-	10,769
Total revenue	$200,911	$135,720	$33,840	$-	$370,471

Operating income (loss)	$27,018	$26,594	$6,752	$(13,467)	$46,897
Interest expense	-	-	-	3,433	3,433
Earnings (loss) before income taxes	$27,018	$26,594	$6,752	$(16,900)	$43,464

Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2022:
Flavors, Extracts & Flavor Ingredients	$126,518	$-	$-	$126,518
Natural Ingredients	56,209	-	-	56,209
Food & Pharmaceutical Colors	-	103,109	-	103,109
Personal Care	-	44,846	-	44,846
Inks	-	483	-	483
Asia Pacific	-	-	36,465	36,465
Intersegment Revenue	(7,525)	(4,510)	(74)	(12,109)
Total revenue from external customers	$175,202	$143,928	$36,391	$355,521

Three months ended March 31, 2021:
Flavors, Extracts & Flavor Ingredients	$113,818	$-	$-	$113,818
Natural Ingredients	62,204	-	-	62,204
Fragrances	22,739	-	-	22,739
Yogurt Fruit Preparations	2,150	-	-	2,150
Food & Pharmaceutical Colors	-	93,785	-	93,785
Personal Care	-	41,515	-	41,515
Inks	-	420	-	420
Asia Pacific	-	-	33,840	33,840
Intersegment Revenue	(6,250)	(4,519)	-	(10,769)
Total revenue from external customers	$194,661	$131,201	$33,840	$359,702

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2022:
North America	$126,702	$69,928	$58	$196,688
Europe	32,605	41,978	81	74,664
Asia Pacific	9,737	16,016	33,982	59,735
Other	6,158	16,006	2,270	24,434
Total revenue from external customers	$175,202	$143,928	$36,391	$355,521

Three months ended March 31, 2021:
North America	$129,643	$63,670	$25	$193,338
Europe	44,568	37,278	22	81,868
Asia Pacific	9,717	14,838	32,558	57,113
Other	10,733	15,415	1,235	27,383
Total revenue from external customers	$194,661	$131,201	$33,840	$359,702

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Service cost	$408	$436
Interest cost	244	212
Expected return on plan assets	(205)	(184)
Recognized actuarial loss	12	69
Total defined benefit expense	$459	$533

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $35.9 million and $48.7 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of March 31, 2022 and December 31, 2021, the total value of the Company’s net investment hedges was $281.6 million and $289.5 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended March 31, 2022 and 2021, the impact of foreign exchange rates on these debt instruments decreased debt by $7.9 million and $9.6 million, respectively, which has been recorded as foreign currency translation in OCI.

11.	Income Taxes

The effective income tax rates for the three months ended March 31, 2022 and 2021, were 25.6% and 27.1%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

Index
12.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three month periods ended March 31, 2022 and 2021:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	242	-	(145)	97
Amounts reclassified from OCI	(342)	8	-	(334)
Balances at March 31, 2022	$106	$(345)	$(174,626)	$(174,865)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	720	-	(15,623)	(14,903)
Amounts reclassified from OCI	(289)	52	1	(236)
Balances at March 31, 2021	$1,180	$(1,913)	$(173,497)	$(174,230)

(1)	Cash Flow Hedges and Pension Items are net of tax.

13.	Commitments and Contingencies

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

Index
SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Court overruled the Demurrer on September 1, 2020. SNI requested discretionary appellate review of this decision. The Court of Appeal of the State of California, Fifth Appellate District granted SNI’s application on February 19, 2021 and ordered briefing by the Parties. Oral argument was held on April 5, 2022. On April 18, 2022, the Court of Appeal ruled that a peremptory writ of mandate should be issued directing the trial court to set aside its prior order overruling SNI’s Demurrer to the complaint and to enter an order sustaining SNI’s Demurrer without leave to amend, which has the effect of dismissing Agar’s complaint against SNI. The Court of Appeal’s decision becomes final thirty days after issuance. Agar has ten days from the date that the Court of Appeal’s decision becomes final to file a petition for review with the California Supreme Court.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain, location.

14.	Subsequent Event

On April 28, 2022, the Company announced its quarterly dividend of $0.41 per share would be payable on June 1, 2022.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2022, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers; the availability and cost of raw materials, energy, and other supplies; the availability and cost of labor, logistics, and transportation; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and generally on economic conditions; governmental regulations and restrictions; and general economic conditions, including inflation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; the effectiveness of the Company’s past restructuring activities; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A in Part II of this Quarterly Report on Form 10-Q and Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $355.5 million and $359.7 million for the three months ended March 31, 2022 and 2021, respectively.  The decrease in revenue was primarily due to the sale of the Company’s Fragrances product line on April 1, 2021, partially offset by favorable pricing and volumes. For the three months ended March 31, 2022, the impact of foreign exchange rates decreased consolidated revenue by approximately 2%.

Gross Profit
The Company’s gross margin was 35.1% and 32.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in gross margin was primarily due to an increase in pricing and volumes, partially offset by higher input costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.3% and 19.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percent of revenue was primarily due to an increase in expenses in the Color segment and higher performance-based executive compensation recorded in Corporate & Other, partially offset by divestiture & other related expenses and operational improvement plan costs in the prior period.

Selling and administrative expenses for the three months ended March 31, 2021 included divestiture & other related expenses and operational improvement plan costs totaling $2.5 million. There were no divestiture & other related costs or operational improvement plan costs for the three months ended March 31, 2022. These expenses increased selling and administrative expense as a percent of revenue by 70 basis points for the three months ended March 31, 2021.

Operating Income
Operating income was $52.8 million and $46.9 million for the three months ended March 31, 2022 and 2021, respectively. Operating margins were 14.8% and 13.0% for the three months ended March 31, 2022 and 2021, respectively. The increase in operating margin is primarily due to higher pricing and volumes, and the lack of divestiture & other related costs and operational improvement plan costs in the current period, partially offset by higher performance-based executive compensation recorded in Corporate & Other.

Index
Interest Expense
Interest expense was $3.0 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in expense was primarily due to the lower average interest rate in the current period compared to the comparable prior year period.

Income Taxes
The effective income tax rates for the three months ended March 31, 2022 and 2021 were 25.6% and 27.1%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

Divestitures
On June 30, 2020, the Company completed the sale of its inks product line. On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. This sale also included an earnout based on future performance, which could result in additional cash consideration for the Company. On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash.

In the three months ended March 31, 2021, the Company incurred $1.6 million related to the divestitures, primarily for costs associated with employee separation and accelerated depreciation of fixed assets. There were no costs related to the divestitures incurred during the three months ended March 31, 2022.

Operational Improvement Plan
During the third quarter of 2020, the Company approved an operational improvement plan (Operational Improvement Plan) to consolidate manufacturing facilities and improve efficiencies within the Company. As part of the Operational Improvement Plan, the Company combined its New Jersey cosmetics manufacturing facility in the Personal Care product line of the Color segment into its existing Color segment facility in Missouri. In addition, the Company centralized certain Flavors & Extracts segment support functions in Europe into one location. In the Asia Pacific segment, the Company incurred costs in connection with the elimination of certain selling and administrative positions.

In the three months ended March 31, 2021, the Company incurred $1.0 million related to the Operational Improvement Plan recorded in Corporate & Other, primarily for costs associated with exiting its New Jersey cosmetics manufacturing facility. There were no costs related to the Operational Improvement Plan incurred during the three months ended March 31, 2022.

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

COVID-19
COVID-19 has adversely affected most of the world through widespread illness, quarantines, factory shutdowns, and travel and transportation disruptions and restrictions. These adverse effects could continue in parts of the world. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing. We have experienced various degrees of supply chain challenges and attempted to mitigate those challenges by increasing inventory in certain key raw materials and using secondary suppliers and new methods of procurement where available. In addition, we have experienced inflationary increases in costs associated with certain raw materials, logistics, transportation, and labor. In response, we have taken pricing actions to offset these increases.

Index
For the three months ended March 31, 2022, demand for many of the Company’s products remained strong. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. Governmental and social responses to the COVID-19 pandemic continue to evolve. There continues to be uncertainty related to the impacts of new COVID-19 variants, and we expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. It is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the divested product lines, the divestiture & other related costs, and the operational improvement plan costs and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of the divested product lines, the divestiture & other related costs, and the operational improvement plan costs.

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

Index
	Three Months Ended March 31,
(In thousands except per share amounts)	2022	2021	% Change
Revenue (GAAP)	$355,521	$359,702	(1.2%)
Revenue of the divested product lines	-	(25,570)
Adjusted revenue	$355,521	$334,132	6.4%

Operating Income (GAAP)	$52,789	$46,897	12.6%
Divestiture & other related costs – Cost of products sold	-	25
Divestiture & other related costs – Selling and administrative expenses	-	1,547
Operating income of the divested product lines	-	(2,927)
Operational improvement plan – Selling and administrative expenses	-	1,001
Adjusted operating income	$52,789	$46,543	13.4%

Net Earnings (GAAP)	$37,071	$31,668	17.1%
Divestiture & other related costs, before tax	-	1,572
Tax impact of divestiture & other related costs	-	793
Net earnings of the divested product lines, before tax	-	(2,927)
Tax impact of the divested product lines	-	723
Operational improvement plan costs, before tax	-	1,001
Tax impact of operational improvement plan	-	(296)
Adjusted net earnings	$37,071	$32,534	13.9%

Diluted Earnings Per Share (GAAP)	$0.88	$0.75	17.3%
Divestiture & other related costs, net of tax	-	0.06
Results of operations of the divested product lines, net of tax	-	(0.05)
Operational improvement plan costs, net of tax	-	0.02
Adjusted diluted earnings per share	$0.88	$0.77	14.3%

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

Index
The following table summarizes the percentage change for the results of the three months ended March 31, 2022, compared to the results for the three months ended March 31, 2021, in the respective financial measures.

	Three Months Ended March 31, 2022
Revenue	Total	Foreign Exchange Rates	Adjustments (1)	Adjusted Local Currency
Flavors & Extracts	(9.1%)	(1.9%)	(12.3%)	5.1%
Color	9.4%	(1.9%)	(0.5%)	11.8%
Asia Pacific	7.8%	(5.6%)	(1.0%)	14.4%
Total Revenue	(1.2%)	(2.2%)	(7.4%)	8.4%

Operating Income
Flavors & Extracts	2.1%	(1.2%)	(11.4%)	14.7%
Color	15.3%	(2.4%)	0.2%	17.5%
Asia Pacific	21.5%	(7.8%)	(1.7%)	31.0%
Corporate & Other	1.4%	0.0%	(24.0%)	25.4%
Total Operating Income	12.6%	(3.2%)	(0.4%)	16.2%
Diluted Earnings per Share	17.3%	(4.0%)	4.4%	16.9%

(1)
For Revenue, adjustments consist of revenues of the divested product lines. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the divested product lines, divestiture & other related costs, and operational improvement plan costs.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $182.7 million and $200.9 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of approximately 9%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue in Fragrances and Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenues in Fragrances was due to the divestiture of the product line in April 2021. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes, higher selling prices, and the acquisition of Flavor Solutions, Inc. in July of 2021, partially offset by the unfavorable impact of foreign exchange rates.

Flavors & Extracts segment operating income was $27.6 million and $27.0 million for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 2%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by the divestiture of the Fragrances product line in April of 2021. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, higher volumes, and lower manufacturing and other costs, partially offset by higher raw material costs. The higher operating income in Natural Ingredients was primarily due to higher selling prices and a favorable product mix, partially offset by lower volumes, higher raw material costs, and higher manufacturing and other costs. Segment operating income as a percent of revenue was 15.1% in the current quarter compared to 13.4% in the prior year’s comparable quarter.

Index
Color
Segment revenue for the Color segment was $148.4 million and $135.7 million for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 9%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 2%.

Segment operating income for the Color segment was $30.7 million and $26.6 million for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 15%. Foreign exchange rates decreased segment operating income by approximately 2%. The increase in segment operating income was a result of higher segment operating income in Food & Pharmaceutical Colors and Personal Care. The higher operating income in Food & Pharmaceutical Colors was due to higher volumes and selling prices, partially offset by higher raw material costs and higher manufacturing and other costs. The higher operating income in Personal Care was due to higher volumes and selling prices, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 20.7% in the current quarter and 19.6% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $36.5 million and $33.8 million for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 8%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 6%.

Segment operating income for the Asia Pacific segment was $8.2 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 22%. The increase was primarily a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 8%. Segment operating income as a percent of revenue was 22.5% in the current quarter and 20.0% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $13.7 million and $13.5 million for the three months ended March 31, 2022 and 2021, respectively. Operating expense for the three months ended March 31, 2022 was consistent with the prior period primarily due to an increase in performance-based executive compensation offset by the prior period including divestiture & other related expenses of $1.6 million and operational improvement plan expenses of $1.0 million. There were no divestiture & other related expenses or operational improvement plan expenses in the current period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2022. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2022 through 2027. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three months ended March 31, 2022. The Company currently anticipates inflation will not significantly impact the remainder of 2022, as a result of the Company’s pricing and other actions; however, the Company, like others in its industry, has faced challenges due to conditions in the global supply chain and global economy. In particular, the Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Index
Cash Flows from Operating Activities
Net cash used in operating activities was $0.9 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $29.0 million for the three months ended March 31, 2021. The decrease in net cash from operating activities was primarily due to an increase in cash used for inventory and higher incentive payments in 2022.

Cash Flows from Investing Activities
Net cash used in investing activities was $12.2 million and $9.8 million during the three months ended March 31, 2022 and 2021, respectively. Capital expenditures were $12.7 million and $14.2 million during the three months ended March 31, 2022 and 2021, respectively. In addition, during the three months ended March 31, 2021, the Company received cash proceeds of $4.1 million related to the Company’s divestiture activities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $14.9 million for the three months ended March 31, 2022, and net cash used in financing activities was $15.9 million for the three months ended March 31, 2021. Net debt increased by $33.8 million and $12.5 million for the three months ended March 31, 2022 and 2021, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support inventory investments during the three months ended March 31, 2022. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $11.7 million during the three months ended March 31, 2021. There were no repurchases of shares of the Company’s common stock in the current period. Dividends of $17.2 million and $16.5 million were paid during the three months ended March 31, 2022 and 2021, respectively. Dividends paid were $0.41 and $0.39 per share for the three months ended March 31, 2022 and 2021, respectively.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2022. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2022. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2022, the Company upgraded an enterprise resource planning software application used in a business unit within the Flavors & Extracts segment. The upgrade included order taking, manufacturing, general ledger, and financial reporting processes. The Company also implemented a new financial consolidation software application during the quarter ended March 31, 2022. For both system changes, the Company followed an implementation process that required significant pre-implementation planning, design, and testing. There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 13, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

The Company is supplementing the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 with the following risk factor:

•	The ongoing military conflict between Russia and Ukraine, and the global response to it, may adversely affect our operations.

In February 2022, Russia invaded Ukraine. This ongoing military conflict has increased the likelihood of supply chain interruptions and, for certain raw materials, decreased our ability to source materials that we need to make our products. For example, suppliers located in Ukraine are our main source of sunflower oil, which is primarily used in our savory and beverage businesses. We have encountered difficulties, and may continue to encounter difficulties, in finding favorable pricing and reliable alternative sources or substitutes for certain of the raw materials we need (including sunflower oil) for certain products. If these difficulties persist, accelerate, or expand, our operations could be adversely affected.

In addition, we have experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. These increased costs could adversely affect our profitability. The military conflict may also increase the risk of cybersecurity incidents, including the risk of cyberattacks in retaliation for the United States’ and European Union’s support of Ukraine and sanctions against Russia or otherwise. Such attacks, whether on us or on critical infrastructure and financial institutions globally, could also adversely affect our operations.

It is not possible to predict the broader or long-term consequences of this military conflict, which could include further sanctions, regional instability, a wider military conflict, and adverse effects on international trade policies and economic conditions, cybersecurity, currency exchange rates, and financial markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2022, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2022, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three months ended March 31, 2022.

ITEM 6.	EXHIBITS

The exhibits listed in the following exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.1	Amended and Restated By-Laws of Sensient Technologies Corporation, dated February 10, 2022	Exhibit 3.1 to Current Report on Form 8-K filed February 15, 2022 (Commission File No. 1-7626)

10.1	Amendment No. 8 to Receivables Purchase Agreement, dated as of February 28, 2022, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2022 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 3, 2022	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	May 3, 2022	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer