Form 10-Q
period 2022-06-30
SENSIENT TECHNOLOGIES CORP
filed 2022-08-02
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2022
Common Stock, par value $0.10 per share	42,037,929

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$371,706	$335,827	$727,227	$695,529
Cost of products sold	240,703	224,233	471,378	468,322
Selling and administrative expenses	75,759	75,841	147,816	144,557
Operating income	55,244	35,753	108,033	82,650
Interest expense	3,083	3,322	6,076	6,755
Earnings before income taxes	52,161	32,431	101,957	75,895
Income taxes	13,514	6,495	26,239	18,291
Net earnings	$38,647	$25,936	$75,718	$57,604

Weighted average number of common shares outstanding:
Basic	41,893	42,135	41,879	42,199
Diluted	42,208	42,267	42,178	42,328

Earnings per common share:
Basic	$0.92	$0.62	$1.81	$1.37
Diluted	$0.92	$0.61	$1.80	$1.36

Dividends declared per common share	$0.41	$0.39	$0.82	$0.78

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Comprehensive income	$10,340	$44,245	$47,174	$60,774

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	June 30, 2022 (Unaudited)	December 31, 2021

Current Assets:
Cash and cash equivalents	$25,271	$25,740
Trade accounts receivable	295,948	261,121
Inventories	452,161	411,635
Prepaid expenses and other current assets	48,146	42,657

Total current assets	821,526	741,153

Other assets	100,863	92,952
Deferred tax assets	19,620	29,901
Intangible assets, net	13,962	14,975
Goodwill	403,576	420,034
Property, Plant, and Equipment:
Land	29,725	31,028
Buildings	309,609	315,207
Machinery and equipment	710,294	715,344
Construction in progress	49,389	32,801
	1,099,017	1,094,380
Less accumulated depreciation	(655,342)	(647,902)
	443,675	446,478

Total assets	$1,803,222	$1,745,493

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$140,776	$125,519
Accrued salaries, wages, and withholdings from employees	35,755	40,939
Other accrued expenses	47,772	46,292
Income taxes	12,989	11,016
Short-term borrowings	26,624	8,539

Total current liabilities	263,916	232,305

Deferred tax liabilities	15,538	14,349
Other liabilities	37,893	28,829
Accrued employee and retiree benefits	28,193	28,579
Long-term debt	498,715	503,006
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	116,596	111,352
Earnings reinvested in the business	1,672,000	1,630,713
Treasury stock, at cost	(631,853)	(634,408)
Accumulated other comprehensive loss	(203,172)	(174,628)

Total shareholders’ equity	958,967	938,425

Total liabilities and shareholders’ equity	$1,803,222	$1,745,493

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$75,718	$57,604
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	26,180	25,817
Share-based compensation expense	8,691	4,188
Net (gain) loss on assets	(38)	206
Loss on divestitures and other charges	-	13,511
Deferred income taxes	12,244	1,702
Changes in operating assets and liabilities:
Trade accounts receivable	(41,592)	(26,902)
Inventories	(51,768)	19,357
Prepaid expenses and other assets	(25,919)	(15,573)
Accounts payable and other accrued expenses	20,501	9,632
Accrued salaries, wages, and withholdings from employees	(4,188)	(3,944)
Income taxes	2,765	1,953
Other liabilities	199	1,710

Net cash provided by operating activities	22,793	89,261

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(32,468)	(25,550)
Proceeds from sale of assets	92	169
Proceeds from divestiture of businesses	-	36,255
Other investing activities	1,571	(254)

Net cash (used in) provided by investing activities	(30,805)	10,620

Cash flows from financing activities:
Proceeds from additional borrowings	69,424	25,997
Debt payments	(31,547)	(62,578)
Purchase of treasury stock	-	(22,507)
Dividends paid	(34,446)	(33,027)
Other financing activities	(2,056)	(582)

Net cash provided by (used in) financing activities	1,375	(92,697)

Effect of exchange rate changes on cash and cash equivalents	6,168	1,352

Net (decrease) increase in cash and cash equivalents	(469)	8,536
Cash and cash equivalents at beginning of period	25,740	24,770

Cash and cash equivalents at end of period	$25,271	$33,306

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended June 30, 2022	Stock	Capital	Business	Shares	Amount	Income (Loss)	Equity
Balances at March 31, 2022	$5,396	$112,973	$1,650,588	12,068,868	$(632,382)	$(174,865)	$961,710
Net earnings	-	-	38,647	-	-	-	38,647
Other comprehensive loss	-	-	-	-	-	(28,307)	(28,307)
Cash dividends paid – $0.41 per share	-	-	(17,235)	-	-	-	(17,235)
Share-based compensation	-	4,528	-	-	-	-	4,528
Non-vested stock issued upon vesting	-	(761)	-	(14,523)	761	-	-
Other	-	(144)	-	4,428	(232)	-	(376)
Balances at June 30, 2022	$5,396	$116,596	$1,672,000	12,058,773	$(631,853)	$(203,172)	$958,967

Three Months Ended June 30, 2021
Balances at March 31, 2021	$5,396	$104,725	$1,593,795	11,776,654	$(604,040)	$(174,230)	$925,646
Net earnings	-	-	25,936	-	-	-	25,936
Other comprehensive income	-	-	-	-	-	18,309	18,309
Cash dividends paid – $0.39 per share	-	-	(16,492)	-	-	-	(16,492)
Share-based compensation	-	2,075	-	-	-	-	2,075
Non-vested stock issued upon vesting	-	(701)	-	(13,666)	701	-	-
Purchase of treasury stock	-	-	-	125,150	(10,842)	-	(10,842)
Other	-	(132)	-	4,359	(223)	-	(355)
Balances at June 30, 2021	$5,396	$105,967	$1,603,239	11,892,497	$(614,404)	$(155,921)	$944,277

Six Months Ended June 30, 2022
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)	$938,425
Net earnings	-	-	75,718	-	-	-	75,718
Other comprehensive loss	-	-	-	-	-	(28,544)	(28,544)
Cash dividends paid – $0.82 per share	-	-	(34,446)	-	-	-	(34,446)
Share-based compensation	-	8,691	-	-	-	-	8,691
Non-vested stock issued upon vesting	-	(3,239)	-	(61,821)	3,239	-	-
Benefit plans	-	560	-	(11,786)	618	-	1,178
Other	-	(768)	15	24,831	(1,302)	-	(2,055)
Balances at June 30, 2022	$5,396	$116,596	$1,672,000	12,058,773	$(631,853)	$(203,172)	$958,967

Six Months Ended June 30, 2021
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)	$934,336
Net earnings	-	-	57,604	-	-	-	57,604
Other comprehensive income	-	-	-	-	-	3,170	3,170
Cash dividends paid – $0.78 per share	-	-	(33,027)	-	-	-	(33,027)
Share-based compensation	-	4,188	-	-	-	-	4,188
Non-vested stock issued upon vesting	-	(1,264)	-	(24,711)	1,264	-	-
Benefit plans	-	338	-	(14,791)	756	-	1,094
Purchase of treasury stock	-	-	-	276,993	(22,507)	-	(22,507)
Other	-	(204)	-	7,379	(377)	-	(581)
Balances at June 30, 2021	$5,396	$105,967	$1,603,239	11,892,497	$(614,404)	$(155,921)	$944,277

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company reports all costs associated with the divestitures in Corporate & Other. There were no costs associated with the divestitures for the three and six months ended June 30, 2022.

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

Index
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

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company, the Company recorded $0.3 million related to these obligations in Selling and Administrative Expenses during the six months ended June 30, 2021.

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

The Company reports all costs and income associated with the Operational Improvement Plan in Corporate & Other. There were no costs associated with the Operational Improvement Plan for the three and six months ended June 30, 2022.

The following table summarizes the Operational Improvement Plan expenses recorded in Selling and Administrative Expenses by segment for the three months ended June 30, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$3	$26	$(24)	$5
Other income(1)	-	(3,624)	-	(3,624)
Other costs(2)	-	125	-	125
Total expense (income)	$3	$(3,473)	$(24)	$(3,494)

(1)	Other income includes cash received for the early termination of a lease less associated expenses.
(2)	Other costs include professional services, accelerated depreciation, and other related costs.

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

As of June 30, 2022 and December 31 2021, accrued liabilities in Other Accrued Expenses totaled $0.4 million and $0.8 million, respectively, related to the Operational Improvement Plan.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2022 and 2021:

(In thousands) Three Months Ended June 30, 2022	Allowance for Doubtful Accounts
Balance at March 31, 2022	$4,912
Provision for expected credit losses	547
Accounts written off	(729)
Translation and other activity	(236)
Balance at June 30, 2022	$4,494

(In thousands) Three Months Ended June 30, 2021	Allowance for Doubtful Accounts
Balance at March 31, 2021	$3,614
Provision for expected credit losses	138
Accounts written off	(20)
Translation and other activity	17
Balance at June 30, 2021	$3,749

(In thousands) Six Months Ended June 30, 2022	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	832
Accounts written off	(1,096)
Translation and other activity	(119)
Balance at June 30, 2022	$4,494

(In thousands) Six Months Ended June 30, 2021	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	294
Accounts written off	(373)
Translation and other activity	(63)
Balance at June 30, 2021	$3,749

Index
6.	Inventories

At June 30, 2022, and December 31, 2021, inventories included finished and in-process products totaling $294.4 million and $280.2 million, respectively, and raw materials and supplies of $157.7 million and $131.4 million, respectively.

7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2022 and December 31, 2021. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2022 and December 31, 2021, was $499.2 million and $503.5 million, respectively. The fair value of the long-term debt at June 30, 2022 and December 31, 2021, was $497.9 million and $520.0 million, respectively.

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

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts and essential oils products that impart a desired taste, texture, aroma, and other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color and flavor products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses, and other costs are included in the “Corporate & Other” category.

Divestiture & other related costs and restructuring and other costs, including the Operational Improvement Plan costs, for the three and six months ended June 30, 2021, are further described in Note 2, Divestitures, and Note 3, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. There were no divestiture & other related costs or Operational Improvement Plan costs for the three and six months ended June 30, 2022. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2022:
Revenue from external customers	$182,415	$152,070	$37,221	$-	$371,706
Intersegment revenue	6,922	4,198	107	-	11,227
Total revenue	$189,337	$156,268	$37,328	$-	$382,933

Operating income (loss)	$30,013	$31,178	$7,721	$(13,668)	$55,244
Interest expense	-	-	-	3,083	3,083
Earnings (loss) before income taxes	$30,013	$31,178	$7,721	$(16,751)	$52,161

Three months ended June 30, 2021:
Revenue from external customers	$174,699	$128,830	$32,298	$-	$335,827
Intersegment revenue	4,702	4,377	19	-	9,098
Total revenue	$179,401	$133,207	$32,317	$-	$344,925

Operating income (loss)	$24,536	$25,615	$5,793	$(20,191)	$35,753
Interest expense	-	-	-	3,322	3,322
Earnings (loss) before income taxes	$24,536	$25,615	$5,793	$(23,513)	$32,431

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2022:
Revenue from external customers	$357,617	$295,998	$73,612	$-	$727,227
Intersegment revenue	14,447	8,708	181	-	23,336
Total revenue	$372,064	$304,706	$73,793	$-	$750,563

Operating income (loss)	$57,592	$61,835	$15,925	$(27,319)	$108,033
Interest expense	-	-	-	6,076	6,076
Earnings (loss) before income taxes	$57,592	$61,835	$15,925	$(33,395)	$101,957

Six months ended June 30, 2021:
Revenue from external customers	$369,360	$260,031	$66,138	$-	$695,529
Intersegment revenue	10,952	8,896	19	-	19,867
Total revenue	$380,312	$268,927	$66,157	$-	$715,396

Operating income (loss)	$51,554	$52,209	$12,545	$(33,658)	$82,650
Interest expense	-	-	-	6,755	6,755
Earnings (loss) before income taxes	$51,554	$52,209	$12,545	$(40,413)	$75,895

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2022:
Flavors, Extracts & Flavor Ingredients	$130,578	$-	$-	$130,578
Natural Ingredients	58,759	-	-	58,759
Food & Pharmaceutical Colors	-	113,784	-	113,784
Personal Care	-	42,116	-	42,116
Inks	-	368	-	368
Asia Pacific	-	-	37,328	37,328
Intersegment Revenue	(6,922)	(4,198)	(107)	(11,227)
Total revenue from external customers	$182,415	$152,070	$37,221	$371,706

Three months ended June 30, 2021:
Flavors, Extracts & Flavor Ingredients	$117,684	$-	$-	$117,684
Natural Ingredients	60,302	-	-	60,302
Yogurt Fruit Preparations	1,415	-	-	1,415
Food & Pharmaceutical Colors	-	94,092	-	94,092
Personal Care	-	38,323	-	38,323
Inks	-	792	-	792
Asia Pacific	-	-	32,317	32,317
Intersegment Revenue	(4,702)	(4,377)	(19)	(9,098)
Total revenue from external customers	$174,699	$128,830	$32,298	$335,827

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2022:
Flavors, Extracts & Flavor Ingredients	$257,096	$-	$-	$257,096
Natural Ingredients	114,968	-	-	114,968
Food & Pharmaceutical Colors	-	216,893	-	216,893
Personal Care	-	86,962	-	86,962
Inks	-	851	-	851
Asia Pacific	-	-	73,793	73,793
Intersegment Revenue	(14,447)	(8,708)	(181)	(23,336)
Total revenue from external customers	$357,617	$295,998	$73,612	$727,227

Six months ended June 30, 2021:
Flavors, Extracts & Flavor Ingredients	$231,502	$-	$-	$231,502
Natural Ingredients	122,506	-	-	122,506
Fragrances	22,739	-	-	22,739
Yogurt Fruit Preparations	3,565	-	-	3,565
Food & Pharmaceutical Colors	-	187,877	-	187,877
Personal Care	-	79,838	-	79,838
Inks	-	1,212	-	1,212
Asia Pacific	-	-	66,157	66,157
Intersegment Revenue	(10,952)	(8,896)	(19)	(19,867)
Total revenue from external customers	$369,360	$260,031	$66,138	$695,529

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2022:
North America	$138,885	$79,360	$2	$218,247
Europe	31,165	39,615	50	70,830
Asia Pacific	6,800	16,413	36,807	60,020
Other	5,565	16,682	362	22,609
Total revenue from external customers	$182,415	$152,070	$37,221	$371,706

Three months ended June 30, 2021:
North America	$128,665	$57,264	$37	$185,966
Europe	32,654	37,906	54	70,614
Asia Pacific	8,161	18,543	31,794	58,498
Other	5,219	15,117	413	20,749
Total revenue from external customers	$174,699	$128,830	$32,298	$335,827

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2022:
North America	$265,587	$149,288	$60	$414,935
Europe	63,770	81,593	131	145,494
Asia Pacific	16,537	32,429	70,789	119,755
Other	11,723	32,688	2,632	47,043
Total revenue from external customers	$357,617	$295,998	$73,612	$727,227

Six months ended June 30, 2021:
North America	$258,308	$120,934	$62	$379,304
Europe	77,222	75,184	76	152,482
Asia Pacific	17,878	33,381	64,352	115,611
Other	15,952	30,532	1,648	48,132
Total revenue from external customers	$369,360	$260,031	$66,138	$695,529

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Service cost	$407	$437	$815	$873
Interest cost	240	214	484	426
Expected return on plan assets	(199)	(185)	(404)	(369)
Recognized actuarial loss	12	69	24	138
Total defined benefit expense	$460	$535	$919	$1,068

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $37.0 million and $48.6 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. For the three and six months ended June 30, 2021, gains of $0.5 million and $0.8 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2022 and December 31, 2021, the total value of the Company’s net investment hedges was $265.4 million and $289.5 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended June 30, 2022 and 2021, the impact of foreign exchange rates on these debt instruments decreased debt by $16.2 million and increased debt by $2.7 million, respectively, which has been recorded as foreign currency translation in OCI. For the six months ended June 30, 2022 and 2021, the impact of foreign exchange rates on these debt instruments decreased debt by $24.1 million and $6.9 million, respectively, which has been recorded as foreign currency translation in OCI. For the three and six months ended June 30, 2021, losses of $4.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings related to the Euro net investment hedge in connection with the sale of the fragrances product line. See Note 2, Divestitures, for additional information.

Index
11.	Income Taxes

The effective income tax rates for the three months ended June 30, 2022 and 2021 were 25.9% and 20.0%, respectively. For the six months ended June 30, 2022 and 2021, the effective income tax rates were 25.7% and 24.1%, respectively. The effective tax rates for the three and six months ended June 30, 2022 and 2021 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The three and six months ended June 30, 2021 were also impacted by changes in valuation allowances and an audit settlement.

12.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2022 and 2021:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	136	-	(28,202)	(28,066)
Amounts reclassified from OCI	(494)	16	-	(478)
Balances at June 30, 2022	$(152)	$(337)	$(202,683)	$(203,172)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2022	$106	$(345)	$(174,626)	$(174,865)
Other comprehensive loss before reclassifications	(106)	-	(28,057)	(28,163)
Amounts reclassified from OCI	(152)	8	-	(144)
Balances at June 30, 2022	$(152)	$(337)	$(202,683)	$(203,172)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	844	-	(7,196)	(6,352)
Amounts reclassified from OCI	(776)	104	10,194	9,522
Balances at June 30, 2021	$817	$(1,861)	$(154,877)	$(155,921)

	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2021	$1,180	$(1,913)	$(173,497)	$(174,230)
Other comprehensive income before reclassifications	124	-	8,427	8,551
Amounts reclassified from OCI	(487)	52	10,193	9,758
Balances at June 30, 2021	$817	$(1,861)	$(154,877)	$(155,921)

(1)	Cash Flow Hedges and Pension Items are net of tax.

Index
13.	Commitments and Contingencies

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

SNI filed its Answer and Affirmative Defenses to the Complaint on July 10, 2019. The parties participated in an early mediation in the case in December 2019, which was not successful. On March 17, 2020, the Court granted Agar leave to file a Second Amended Complaint, which removed the claim that SNI had asserted was subject to mandatory individual arbitration. SNI filed a Demurrer to the Second Amended Complaint, seeking dismissal of the remaining claim, on May 1, 2020. The Court overruled the Demurrer on September 1, 2020. SNI requested discretionary appellate review of this decision. The Court of Appeal of the State of California, Fifth Appellate District granted SNI’s application on February 19, 2021 and ordered briefing by the Parties. Oral argument was held on April 5, 2022. On April 18, 2022, the Court of Appeal ruled that a peremptory writ of mandate should be issued directing the trial court to set aside its prior order overruling SNI’s Demurrer to the complaint and to enter an order sustaining SNI’s Demurrer without leave to amend, which has the effect of dismissing Agar’s complaint against SNI. Agar did not file a petition for review with the California Supreme Court, and therefore, the Court of Appeal’s decision was considered final as of June 20, 2022.

Kelley v. Sensient Natural Ingredients LLC; Walters v. Sensient Natural Ingredients LLC

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

On April 26, 2021, the same law firm representing Ms. Kelley filed an additional notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. This notice was served on behalf of Patrick Walters, an employee of SNI. The notice states the intent to pursue relief on behalf of Mr. Walters as well as other alleged aggrieved employees, identified as all current and former hourly or non-exempt employees of SNI, whether hired directly or through staffing agencies. The notice alleges that SNI failed to properly pay Mr. Walters and the other alleged aggrieved employees for all hours worked, failed to properly provide or compensate minimum and overtime wages and for meal and rest breaks, failed to issue compliant wage statements, and failed to reimburse for all necessary business-related expenses, in violation of the California Labor Code and California Industrial Welfare Commission Orders. On July 30, 2021, Mr. Walters filed a Complaint in Merced County Superior Court asserting the claims set forth in his PAGA notice. SNI filed its Answer and Affirmative Defenses in response. Ms. Kelley and Mr. Walters agreed to attempt a joint mediation with Ms. Sofia Rodriguez (see case description below), which was scheduled for August 2022.

Index
On June 15, 2022, the United States Supreme Court issued its decision in Viking River Cruises, Inc. v. Moriana, 596 U.S. ___ (2022), in which the Court ruled that the Federal Arbitration Act requires enforcement of an arbitration agreement that waives an employee’s right to bring individual claims under PAGA, and that an individual with such an agreement to arbitrate cannot bring representative claims on behalf of others.  SNI has asserted in its Answer an affirmative defense based upon the existence of an arbitration agreement between Walters and SNI requiring individual arbitration as the exclusive remedy for his claims.  SNI withdrew its agreement to participate in the joint mediation in August 2022, based upon the changed legal landscape post-Viking River Cruises.  SNI also has demanded that Walters submit his individual PAGA claims to arbitration in accordance with his arbitration agreement. SNI intends to vigorously defend its interests in both the Kelley and Walters matters, absent a reasonable resolution.

Sofia Rodriguez v. Sensient Natural Ingredients LLC and One Source Staffing Solutions, Inc.

On June 10, 2021, Sofia Rodriguez filed notice with the State of California of the intent to pursue a claim on a representative basis pursuant to PAGA. The notice was served on behalf of Ms. Rodriguez, who worked at SNI through One Source Staffing Solutions, Inc. for five months in 2020. The notice states the intent to pursue relief on behalf of Ms. Rodriguez as well as other alleged aggrieved employees, identified as all non-exempt employees who worked for Defendants in the State of California, and who were paid on an hourly basis. The notice alleges that SNI failed to allow Ms. Rodriguez and the other alleged aggrieved employees to take statutorily required meal and rest periods. The notice further alleges that Defendants suffered and permitted Ms. Rodriguez and other alleged aggrieved employees to work off the clock, failed to pay for all hours worked, failed to properly provide or compensate for minimum and overtime wages, failed to issue compliant wage statements, and failed to pay wages owed upon termination of employment, in violation of the California Labor Code. Ms. Rodriguez also asserts that she was taken off the schedule and not returned to work after complaining about the alleged wage and hour violations set forth in the PAGA notice. On August 17, 2021, Ms. Rodriguez filed a Complaint in Stanislaus County Superior Court asserting the claims set forth in her PAGA notice. SNI filed its Answer and Affirmative Defenses in response. Ms. Rodriguez agreed to attempt a joint mediation with Ms. Monique Kelley and Mr. Patrick Walters (see case descriptions above), which was scheduled for August 2022. SNI withdrew its agreement to a joint mediation following the issuance of the decision in Viking River Cruises, Inc. SNI intends to vigorously defend its interests in the Rodriguez matter, absent a reasonable resolution.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain location.

14.	Subsequent Event

On July 21, 2022, the Company announced its quarterly dividend of $0.41 per share would be payable on September 1, 2022.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2022, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the ongoing COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of raw materials, energy, and other supplies, the availability and cost of labor, logistics, and transportation, governmental regulations and restrictions, and general economic conditions, including inflation; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and on general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $371.7 million and $335.8 million for the three months ended June 30, 2022 and 2021, respectively.  Revenue was $727.2 million and $695.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in revenue for the three and six months ended June 30, 2022 was primarily due to increased pricing and volumes.  The increase in revenue for the six months ended June 30, 2022 was partially offset by the sale of the Company’s Fragrances product line on April 1, 2021.  For the three and six months ended June 30, 2022, the impact of foreign exchange rates decreased consolidated revenue by approximately 3%.

Gross Margin
The Company’s gross margin was 35.2% and 33.2% for the three months ended June 30, 2022 and 2021, respectively. The Company’s gross margin was 35.2% and 32.7% for the six months ended June 30, 2022 and 2021, respectively. The increase in gross margin for both the three and six months ended June 30, 2022 was primarily due to increased pricing and volumes, partially offset by higher input costs.  Gross margin was also impacted by unfavorable product mix for the three months ended June 30, 2022.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.4% and 22.6% for the three months ended June 30, 2022 and 2021, respectively. Selling and administrative expense as a percent of revenue was 20.3% and 20.8% for the six months ended June 30, 2022 and 2021, respectively.

Selling and administrative expenses for the three and six months ended June 30, 2021 included divestiture & other related expenses and operational improvement plan costs totaling $8.2 million and $10.7 million, respectively. There were no divestiture & other related costs or operational improvement plan costs for the three or six months ended June 30, 2022.

Index
The decrease in selling and administrative expense as a percent of revenue for the three and six months ended June 30, 2022 is primarily due to the lack of divestiture & other related costs and operational improvement plan costs in 2022, partially offset by higher performance-based executive compensation in 2022. The divestiture & other related costs and operational improvement plan costs increased selling and administrative expense as a percent of revenue by 250 and 160 basis points for the three and six months ended June 30, 2021, respectively.

Operating Income
Operating income was $55.2 million and $35.8 million for the three months ended June 30, 2022 and 2021, respectively. Operating margins were 14.9% and 10.6% for the three months ended June 30, 2022 and 2021, respectively. The increase in operating margin is primarily due to higher pricing and volumes, and the lack of divestiture & other related costs and operational improvement plan costs in the current period, partially offset by higher input costs and unfavorable product mix.

Operating income was $108.0 million and $82.7 million for the six months ended June 30, 2022 and 2021, respectively. Operating margins were 14.9% and 11.9% for the six months ended June 30, 2022 and 2021, respectively. The increase in operating margin is primarily due to higher pricing and volumes, and the lack of divestiture & other related costs and operational improvement plan costs in the current period, partially offset by higher input costs.

Interest Expense
Interest expense was $3.1 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $6.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in expense for the three and six months ended June 30, 2022 was primarily due to the lower average interest rate in the current period compared to the comparable prior year period.

Income Taxes
The effective income tax rates for the three months ended June 30, 2022 and 2021 were 25.9% and 20.0%, respectively. For the six months ended June 30, 2022 and 2021, the effective income tax rates were 25.7% and 24.1%, respectively. The effective tax rates for the three and six months ended June 30, 2022 and 2021 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The three and six months ended June 30, 2021 were also impacted by changes in valuation allowances and an audit settlement.

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

For the three and six months ended June 30, 2021, the Company incurred $11.7 million and $13.3 million, respectively, related to the divestitures, primarily related to a non-cash net loss for the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.  There were no costs related to the divestitures incurred during the three or six months ended June 30, 2022.

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

In the three and six months ended June 30, 2021, the Company recorded income of $3.5 million and $2.5 million, respectively, related to the Operational Improvement Plan, primarily related to a $3.6 million gain associated with the terminated New Jersey lease.  There were no costs or income related to the Operational Improvement Plan incurred during the three or six months ended June 30, 2022.

Index
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

COVID-19
COVID-19 has adversely affected most of the world through widespread illness, quarantines, factory shutdowns, and travel and transportation disruptions and restrictions. These adverse effects could continue in parts of the world. While the Company’s financial position remains strong, the Company has seen several financial and operational impacts from the pandemic as of this filing. We have experienced various degrees of supply chain challenges and attempted to mitigate those challenges by increasing inventory in certain key raw materials and using secondary suppliers and new methods of procurement where available. In addition, we have experienced inflationary increases in costs associated with certain raw materials, logistics, energy, transportation, and labor. In response, we have taken pricing actions to offset these increases.

For the three and six months ended June 30, 2022, demand for many of the Company’s products remained strong. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. Governmental and social responses to the COVID-19 pandemic continue to evolve. There continues to be uncertainty related to the impacts of new COVID-19 variants, and we expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. It is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the divested product lines, the divestiture & other related costs, and the operational improvement plan costs and income and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of the divested product lines, the divestiture & other related costs, and the operational improvement plan costs or income.

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

Index
	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	% Change	2022	2021	% Change
Revenue (GAAP)	$371,706	$335,827	10.7%	$727,227	$695,529	4.6%
Revenue of the divested product lines	-	(2,207)		-	(27,777)
Adjusted revenue	$371,706	$333,620	11.4%	$727,227	$667,752	8.9%

Operating Income (GAAP)	$55,244	$35,753	54.5%	$108,033	$82,650	30.7%
Divestiture & other related costs – Cost of products sold	-	3		-	28
Divestiture & other related costs – Selling and administrative expenses	-	11,685		-	13,232
Operating loss (income) of the divested product lines	-	459		-	(2,468)
Operational improvement plan – Selling and administrative expenses (income)	-	(3,494)		-	(2,493)
Adjusted operating income	$55,244	$44,406	24.4%	$108,033	$90,949	18.8%

Net Earnings (GAAP)	$38,647	$25,936	49.0%	$75,718	$57,604	31.4%
Divestiture & other related costs, before tax	-	11,688		-	13,260
Tax impact of divestiture & other related costs	-	(1,689)		-	(896)
Net loss (earnings) of the divested product lines, before tax	-	459		-	(2,468)
Tax impact of the divested product lines	-	(115)		-	608
Operational improvement plan income, before tax	-	(3,494)		-	(2,493)
Tax impact of operational improvement plan	-	455		-	159
Adjusted net earnings	$38,647	$33,240	16.3%	$75,718	$65,774	15.1%

Diluted earnings per share (GAAP)	$0.92	$0.61	50.8%	$1.80	$1.36	32.4%
Divestiture & other related costs, net of tax	-	0.24		-	0.29
Results of operations of the divested product lines, net of tax	-	0.01		-	(0.04)
Operational improvement plan income, net of tax	-	(0.07)		-	(0.06)
Adjusted diluted earnings per share	$0.92	$0.79	16.5%	$1.80	$1.55	16.1%

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

Index
The following table summarizes the percentage change for the results of the three and six months ended June 30, 2022, compared to the results for the three and six months ended June 30, 2021, in the respective financial measures.

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	5.5%	(2.5%)	(0.8%)	8.8%	(2.2%)	(2.1%)	(7.1%)	7.0%
Color	17.3%	(3.9%)	(0.7%)	21.9%	13.3%	(2.9%)	(0.6%)	16.8%
Asia Pacific	15.5%	(7.5%)	0.0%	23.0%	11.5%	(6.6%)	(0.5%)	18.6%
Total Revenue	10.7%	(3.4%)	(0.8%)	14.9%	4.6%	(2.8%)	(4.2%)	11.6%

Operating Income
Flavors & Extracts	22.3%	(1.3%)	(0.3%)	23.9%	11.7%	(1.2%)	(6.4%)	19.3%
Color	21.7%	(4.6%)	2.4%	23.9%	18.4%	(3.6%)	1.3%	20.7%
Asia Pacific	33.3%	(10.0%)	0.0%	43.3%	26.9%	(8.9%)	(0.9%)	36.7%
Corporate & Other	(32.3%)	0.0%	(46.3%)	14.0%	(18.8%)	0.0%	(38.2%)	19.4%
Total Operating Income	54.5%	(5.8%)	31.2%	29.1%	30.7%	(4.3%)	12.5%	22.5%
Diluted Earnings per Share	50.8%	(4.9%)	34.2%	21.5%	32.4%	(4.4%)	17.4%	19.4%

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $189.3 million and $179.4 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 2%. The increase was primarily a result of higher revenue in Flavors, Extracts & Flavor Ingredients, offset by lower revenue in Natural Ingredients and lower revenue due to the completion of post-closing activities associated with the divestiture of Yogurt Fruit Preparations in September of 2020. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes, higher selling prices, and the acquisition of Flavor Solutions, Inc. in July of 2021, partially offset by the unfavorable impact of foreign exchange rates. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices.

Flavors & Extracts segment revenue was $372.1 million and $380.3 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of approximately 2%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue due to the completion of post-closing activities associated with the divestiture of Yogurt Fruit Preparations in September of 2020 and the divestiture of Fragrances in April of 2021 and lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes, higher selling prices, and the acquisition of Flavor Solutions, Inc. in July of 2021, partially offset by the unfavorable impact of foreign exchange rates.

Flavors & Extracts segment operating income was $30.0 million and $24.5 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 22%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, higher volumes, and lower manufacturing and other costs, partially offset by higher raw material costs. The higher operating income in Natural Ingredients was primarily due to higher selling prices, partially offset by lower volumes, higher raw material costs, and higher manufacturing and other costs. Segment operating income as a percent of revenue was 15.9% in the current quarter compared to 13.7% in the prior year’s comparable quarter.

Flavors & Extracts segment operating income was $57.6 million and $51.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately 12%. Foreign exchange rates decreased segment operating income by approximately 1%. The increase was primarily a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower segment operating income due to the divestiture of Fragrances in April of 2021. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher selling prices and volumes, lower manufacturing and other costs, and the acquisition of Flavor Solutions, Inc. in July of 2021, partially offset by higher raw material costs and the unfavorable impact of foreign exchange rates. The higher segment operating income in Natural Ingredients was primarily a result of higher selling prices and favorable product mix, partially offset by lower volumes, higher raw material costs, and higher manufacturing and other costs. Segment operating income as a percent of revenue was 15.5% in the current six month period compared to 13.6% in the prior year’s comparable six month period.

Index
Color
Segment revenue for the Color segment was $156.3 million and $133.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 17%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 4%.

Segment revenue for the Color segment was $304.7 million and $268.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately 13%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 3%.

Segment operating income for the Color segment was $31.2 million and $25.6 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 22%. Foreign exchange rates decreased segment operating income by approximately 5%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors and Personal Care. The higher operating income in Food & Pharmaceutical Colors was due to higher volumes and selling prices, partially offset by higher raw material costs, higher manufacturing and other costs, unfavorable product mix, and the unfavorable impact of foreign exchange rates. The higher operating income in Personal Care was due to higher volumes and selling prices, partially offset by unfavorable product mix. Segment operating income as a percent of revenue was 20.0% in the current quarter and 19.2% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $61.8 million and $52.2 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately 18%. Foreign exchange rates decreased segment operating income by approximately 4%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors and Personal Care. The higher operating income in Food & Pharmaceutical Colors was due to higher volumes and selling prices, partially offset by higher raw material costs, higher manufacturing and other costs, unfavorable product mix, and the unfavorable impact of foreign exchange rates. The higher operating income in Personal Care was due to higher volumes and selling prices, partially offset by unfavorable product mix, higher manufacturing and other costs, and the unfavorable impact of foreign exchange rates. Segment operating income as a percent of revenue was 20.3% in the current six month period and 19.4% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $37.3 million and $32.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 16%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 8%.

Segment revenue for the Asia Pacific segment was $73.8 million and $66.2 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately 12%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 7%.

Segment operating income for the Asia Pacific segment was $7.7 million and $5.8 million for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 33%. The increase was primarily a result of higher volumes and selling prices, partially offset by higher other operating costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 10%. Segment operating income as a percent of revenue was 20.7% in the current quarter and 17.9% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $15.9 million and $12.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately 27%. The increase was primarily a result of higher volumes and selling prices, partially offset by higher raw material and other operating costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 9%. Segment operating income as a percent of revenue was 21.6% in the current six month period and 19.0% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $13.7 million and $20.2 million for the three months ended June 30, 2022 and 2021, respectively. The lower operating expense for the three months ended June 30, 2022 was primarily due to the prior period including divestiture & other related expenses of $11.7 million, partially offset by higher performance-based executive compensation in 2022 and the prior period including operational improvement plan income of $3.5 million. There were no divestiture & other related expenses or operational improvement plan income or costs in the current period.

Index
The Corporate & Other operating expense was $27.3 million and $33.7 million for the six months ended June 30, 2022 and 2021, respectively. The lower operating expense for the six months ended June 30, 2022 was primarily due to the prior period including divestiture & other related expenses of $13.3 million, partially offset by higher performance-based executive compensation in 2022 and the prior period including operational improvement plan income of $2.5 million. There were no divestiture & other related expenses or operational improvement plan income or costs in the current six month period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2022. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2022 through 2027. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or six months ended June 30, 2022. The Company currently anticipates inflation will not significantly impact the remainder of 2022, as a result of the Company’s pricing and other actions; however, the Company, like others in its industry, has faced challenges due to conditions in the global supply chain and global economy. In particular, the Company has experienced increased costs for certain inputs, such as energy, raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash provided by operating activities was $22.8 million and $89.3 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash from operating activities was primarily due to an increase in cash used for inventory in 2022.

Cash Flows from Investing Activities
Net cash used in investing activities was $30.8 million during the six months ended June 30, 2022. Net cash provided by investing activities was $10.6 million during the six months ended June 30, 2021.  During the six months ended June 30, 2021, the Company received cash proceeds of $36.3 million related to the Company’s divestiture activities. Capital expenditures were $32.5 million and $25.6 million during the six months ended June 30, 2022 and 2021, respectively.

Cash Flows from Financing Activities
Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2022, and net cash used in financing activities was $92.7 million for the six months ended June 30, 2021. Net debt increased by $37.9 million and decreased by $36.6 million for the six months ended June 30, 2022 and 2021, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support inventory investments during the six months ended June 30, 2022. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $22.5 million during the six months ended June 30, 2021. There were no repurchases of shares of the Company’s common stock in 2022. Dividends of $34.4 million and $33.0 million were paid during the six months ended June 30, 2022 and 2021, respectively. Dividends paid were $0.82 and $0.78 per share for the six months ended June 30, 2022 and 2021, respectively.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2022. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2022. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 13, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2022, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2022, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or six months ended June 30, 2022.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 2, 2022	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	August 2, 2022	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer