Form 10-Q
period 2022-09-30
SENSIENT TECHNOLOGIES CORP
filed 2022-11-01
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2022
Common Stock, par value $0.10 per share	42,037,685

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$361,076	$344,287	$1,088,303	$1,039,816
Cost of products sold	239,318	229,216	710,696	697,538
Selling and administrative expenses	74,265	68,113	222,081	212,670
Operating income	47,493	46,958	155,526	129,608
Interest expense	3,672	3,037	9,748	9,792
Earnings before income taxes	43,821	43,921	145,778	119,816
Income taxes	7,773	10,009	34,012	28,300
Net earnings	$36,048	$33,912	$111,766	$91,516

Weighted average number of common shares outstanding:
Basic	41,896	42,024	41,885	42,140
Diluted	42,242	42,206	42,199	42,287

Earnings per common share:
Basic	$0.86	$0.81	$2.67	$2.17
Diluted	$0.85	$0.80	$2.65	$2.16

Dividends declared per common share	$0.41	$0.39	$1.23	$1.17

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Comprehensive income	$8,997	$18,680	$56,171	$79,454

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$46,579	$25,740
Trade accounts receivable	287,197	261,121
Inventories	501,382	411,635
Prepaid expenses and other current assets	45,582	42,657

Total current assets	880,740	741,153

Other assets	100,277	92,952
Deferred tax assets	12,912	29,901
Intangible assets, net	14,042	14,975
Goodwill	390,798	420,034
Property, Plant, and Equipment:
Land	28,641	31,028
Buildings	304,928	315,207
Machinery and equipment	705,029	715,344
Construction in progress	55,896	32,801
	1,094,494	1,094,380
Less accumulated depreciation	(654,055)	(647,902)
	440,439	446,478

Total assets	$1,839,208	$1,745,493

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$132,904	$125,519
Accrued salaries, wages, and withholdings from employees	40,918	40,939
Other accrued expenses	54,283	46,292
Income taxes	5,373	11,016
Short-term borrowings	21,947	8,539

Total current liabilities	255,425	232,305

Deferred tax liabilities	16,489	14,349
Other liabilities	37,736	28,829
Accrued employee and retiree benefits	27,854	28,579
Long-term debt	547,190	503,006
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	120,381	111,352
Earnings reinvested in the business	1,690,813	1,630,713
Treasury stock, at cost	(631,853)	(634,408)
Accumulated other comprehensive loss	(230,223)	(174,628)

Total shareholders’ equity	954,514	938,425

Total liabilities and shareholders’ equity	$1,839,208	$1,745,493

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$111,766	$91,516
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	39,262	38,828
Share-based compensation expense	12,476	6,431
Net loss on assets	283	203
Loss on divestitures and other charges	-	13,774
Deferred income taxes	20,465	3,793
Changes in operating assets and liabilities:
Trade accounts receivable	(39,520)	(35,290)
Inventories	(112,021)	(15,898)
Prepaid expenses and other assets	(39,598)	(15,016)
Accounts payable and other accrued expenses	24,110	24,007
Accrued salaries, wages, and withholdings from employees	1,819	1,763
Income taxes	(4,342)	(1,155)
Other liabilities	198	3,192

Net cash provided by operating activities	14,898	116,148

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(51,703)	(37,608)
Proceeds from sale of assets	94	201
Proceeds from divestiture of businesses	-	36,790
Acquisition of new business	(1,048)	(13,875)
Other investing activities	947	1,348

Net cash used in investing activities	(51,710)	(13,144)

Cash flows from financing activities:
Proceeds from additional borrowings	187,715	55,589
Debt payments	(87,657)	(67,534)
Purchase of treasury stock	-	(31,467)
Dividends paid	(51,681)	(49,468)
Other financing activities	(2,056)	(582)

Net cash provided by (used in) financing activities	46,321	(93,462)

Effect of exchange rate changes on cash and cash equivalents	11,330	(1,373)

Net increase in cash and cash equivalents	20,839	8,169
Cash and cash equivalents at beginning of period	25,740	24,770

Cash and cash equivalents at end of period	$46,579	$32,939

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended Sept. 30, 2022	Stock	Capital	Business	Shares	Amount	Income (Loss)	Equity
Balances at June 30, 2022	$5,396	$116,596	$1,672,000	12,058,773	$(631,853)	$(203,172)	$958,967
Net earnings	-	-	36,048	-	-	-	36,048
Other comprehensive loss	-	-	-	-	-	(27,051)	(27,051)
Cash dividends paid – $0.41 per share	-	-	(17,235)	-	-	-	(17,235)
Share-based compensation	-	3,785	-	-	-	-	3,785
Balances at September 30, 2022	$5,396	$120,381	$1,690,813	12,058,773	$(631,853)	$(230,223)	$954,514

Three Months Ended Sept. 30, 2021
Balances at June 30, 2021	$5,396	$105,967	$1,603,239	11,892,497	$(614,404)	$(155,921)	$944,277
Net earnings	-	-	33,912	-	-	-	33,912
Other comprehensive loss	-	-	-	-	-	(15,232)	(15,232)
Cash dividends paid – $0.39 per share	-	-	(16,441)	-	-	-	(16,441)
Share-based compensation	-	2,243	-	-	-	-	2,243
Purchase of treasury stock	-	-	-	105,600	(9,367)	-	(9,367)
Balances at September 30, 2021	$5,396	$108,210	$1,620,710	11,998,097	$(623,771)	$(171,153)	$939,392

Nine Months Ended September 30, 2022
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)	$938,425
Net earnings	-	-	111,766	-	-	-	111,766
Other comprehensive loss	-	-	-	-	-	(55,595)	(55,595)
Cash dividends paid – $1.23 per share	-	-	(51,681)	-	-	-	(51,681)
Share-based compensation	-	12,476	-	-	-	-	12,476
Non-vested stock issued upon vesting	-	(3,239)	-	(61,821)	3,239	-	-
Benefit plans	-	560	-	(11,786)	618	-	1,178
Other	-	(768)	15	24,831	(1,302)	-	(2,055)
Balances at September 30, 2022	$5,396	$120,381	$1,690,813	12,058,773	$(631,853)	$(230,223)	$954,514

Nine Months Ended September 30, 2021
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)	$934,336
Net earnings	-	-	91,516	-	-	-	91,516
Other comprehensive loss	-	-	-	-	-	(12,062)	(12,062)
Cash dividends paid – $1.17 per share	-	-	(49,468)	-	-	-	(49,468)
Share-based compensation	-	6,431	-	-	-	-	6,431
Non-vested stock issued upon vesting	-	(1,264)	-	(24,711)	1,264	-	-
Benefit plans	-	338	-	(14,791)	756	-	1,094
Purchase of treasury stock	-	-	-	382,593	(31,874)	-	(31,874)
Other	-	(204)	-	7,379	(377)	-	(581)
Balances at September 30, 2021	$5,396	$108,210	$1,620,710	11,998,097	$(623,771)	$(171,153)	$939,392

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other inter-bank offered rates to alternative rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

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

The Company reports all costs associated with the divestitures in Corporate & Other. There were no costs associated with the divestitures for the three and nine months ended September 30, 2022.

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

Index
In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company, the Company recorded $0.3 million related to these obligations in Selling and Administrative Expenses during the nine months ended September 30, 2021.

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

The Company reports all costs and income associated with the Operational Improvement Plan in Corporate & Other. There were no costs associated with the Operational Improvement Plan for the three and nine months ended September 30, 2022.

The following table summarizes the Operational Improvement Plan expenses recorded in Selling and Administrative Expenses by segment for the three months ended September 30, 2021:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Employee separation costs	$1	$(120)	$(4)	$(123)
Other costs(1)	-	605	1	606
Total expense (income)	$1	$485	$(3)	$483

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

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

As of September 30, 2022 and December 31 2021, accrued liabilities in Other Accrued Expenses totaled $0.3 million and $0.8 million, respectively, related to the Operational Improvement Plan.

Index
4.	Acquisition

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price for this acquisition was $14.9 million in cash. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.4 million and identified intangible assets, principally customer relationships, of $5.0 million. The remaining $9.5 million was allocated to goodwill. This business is now part of the Flavors & Extracts segment.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three and nine month periods ended September 30, 2022 and 2021:

(In thousands) Three Months Ended September 30, 2022	Allowance for Doubtful Accounts
Balance at June 30, 2022	$4,494
Provision for expected credit losses	51
Accounts written off	(33)
Translation and other activity	(105)
Balance at September 30, 2022	$4,407

(In thousands) Three Months Ended September 30, 2021	Allowance for Doubtful Accounts
Balance at June 30, 2021	$3,749
Provision for expected credit losses	186
Accounts written off	(41)
Translation and other activity	(65)
Balance at September 30, 2021	$3,829

(In thousands) Nine Months Ended September 30, 2022	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	883
Accounts written off	(1,129)
Translation and other activity	(224)
Balance at September 30, 2022	$4,407

(In thousands) Nine Months Ended September 30, 2021	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	480
Accounts written off	(414)
Translation and other activity	(128)
Balance at September 30, 2021	$3,829

Index
6.	Inventories

At September 30, 2022, and December 31, 2021, inventories included finished and in-process products totaling $332.1 million and $280.2 million, respectively, and raw materials and supplies of $169.3 million and $131.4 million, respectively.

7.	Debt

On August 31, 2022, the Company entered into Amendment No. 9 (Amendment) to the Receivables Purchase Agreement, dated as of October 3, 2016. The Amendment increased the facility limit from $30 million to $85 million and extended the maturity date from October 1, 2022 to August 31, 2023. The Amendment also changed the interest rate benchmark from the London Interbank Offered Rate to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York and modified certain other provisions.

8.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2022 and December 31, 2021. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2022 and December 31, 2021 was $547.7 million and $503.5 million, respectively. The fair value of the long-term debt at September 30, 2022 and December 31, 2021 was $539.1 million and $520.0 million, respectively.

9.	Segment Information

The Company evaluates performance based on operating income before divestiture & other related costs, share-based compensation, restructuring and other charges including the Operational Improvement Plan costs, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, and other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for cosmetics, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color and flavor products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs, share-based compensation, operational improvement plan expenses, and other costs are included in the “Corporate & Other” category.

Divestiture & other related costs and restructuring and other costs, including the Operational Improvement Plan costs, for the three and nine months ended September 30, 2021, are further described in Note 2, Divestitures, and Note 3, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. There were no divestiture & other related costs or Operational Improvement Plan costs for the three and nine months ended September 30, 2022. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2022:
Revenue from external customers	$181,397	$144,570	$35,109	$-	$361,076
Intersegment revenue	5,649	6,899	112	-	12,660
Total revenue	$187,046	$151,469	$35,221	$-	$373,736

Operating income (loss)	$26,337	$28,200	$6,952	$(13,996)	$47,493
Interest expense	-	-	-	3,672	3,672
Earnings (loss) before income taxes	$26,337	$28,200	$6,952	$(17,668)	$43,821

Three months ended September 30, 2021:
Revenue from external customers	$175,690	$135,395	$33,202	$-	$344,287
Intersegment revenue	5,977	3,844	240	-	10,061
Total revenue	$181,667	$139,239	$33,442	$-	$354,348

Operating income (loss)	$25,164	$27,253	$6,601	$(12,060)	$46,958
Interest expense	-	-	-	3,037	3,037
Earnings (loss) before income taxes	$25,164	$27,253	$6,601	$(15,097)	$43,921

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2022:
Revenue from external customers	$539,014	$440,568	$108,721	$-	$1,088,303
Intersegment revenue	20,096	15,607	293	-	35,996
Total revenue	$559,110	$456,175	$109,014	$-	$1,124,299

Operating income (loss)	$83,929	$90,035	$22,877	$(41,315)	$155,526
Interest expense	-	-	-	9,748	9,748
Earnings (loss) before income taxes	$83,929	$90,035	$22,877	$(51,063)	$145,778

Nine months ended September 30, 2021:
Revenue from external customers	$545,050	$395,426	$99,340	$-	$1,039,816
Intersegment revenue	16,929	12,740	259	-	29,928
Total revenue	$561,979	$408,166	$99,599	$-	$1,069,744

Operating income (loss)	$76,718	$79,462	$19,146	$(45,718)	$129,608
Interest expense	-	-	-	9,792	9,792
Earnings (loss) before income taxes	$76,718	$79,462	$19,146	$(55,510)	$119,816

Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2022:
Flavors, Extracts & Flavor Ingredients	$123,945	$-	$-	$123,945
Natural Ingredients	63,101	-	-	63,101
Food & Pharmaceutical Colors	-	111,194	-	111,194
Personal Care	-	39,689	-	39,689
Inks	-	586	-	586
Asia Pacific	-	-	35,221	35,221
Intersegment Revenue	(5,649)	(6,899)	(112)	(12,660)
Total revenue from external customers	$181,397	$144,570	$35,109	$361,076

Three months ended September 30, 2021:
Flavors, Extracts & Flavor Ingredients	$116,140	$-	$-	$116,140
Natural Ingredients	64,215	-	-	64,215
Yogurt Fruit Preparations	1,312	-	-	1,312
Food & Pharmaceutical Colors	-	99,688	-	99,688
Personal Care	-	39,241	-	39,241
Inks	-	310	-	310
Asia Pacific	-	-	33,442	33,442
Intersegment Revenue	(5,977)	(3,844)	(240)	(10,061)
Total revenue from external customers	$175,690	$135,395	$33,202	$344,287

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2022:
Flavors, Extracts & Flavor Ingredients	$381,041	$-	$-	$381,041
Natural Ingredients	178,069	-	-	178,069
Food & Pharmaceutical Colors	-	328,087	-	328,087
Personal Care	-	126,651	-	126,651
Inks	-	1,437	-	1,437
Asia Pacific	-	-	109,014	109,014
Intersegment Revenue	(20,096)	(15,607)	(293)	(35,996)
Total revenue from external customers	$539,014	$440,568	$108,721	$1,088,303

Nine months ended September 30, 2021:
Flavors, Extracts & Flavor Ingredients	$347,642	$-	$-	$347,642
Natural Ingredients	186,721	-	-	186,721
Fragrances	22,739	-	-	22,739
Yogurt Fruit Preparations	4,877	-	-	4,877
Food & Pharmaceutical Colors	-	287,565	-	287,565
Personal Care	-	119,079	-	119,079
Inks	-	1,522	-	1,522
Asia Pacific	-	-	99,599	99,599
Intersegment Revenue	(16,929)	(12,740)	(259)	(29,928)
Total revenue from external customers	$545,050	$395,426	$99,340	$1,039,816

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2022:
North America	$142,097	$74,220	$27	$216,344
Europe	26,795	34,591	44	61,430
Asia Pacific	7,091	16,770	34,433	58,294
Other	5,414	18,989	605	25,008
Total revenue from external customers	$181,397	$144,570	$35,109	$361,076

Three months ended September 30, 2021:
North America	$131,855	$67,830	$5	$199,690
Europe	30,241	37,004	30	67,275
Asia Pacific	6,410	14,451	32,511	53,372
Other	7,184	16,110	656	23,950
Total revenue from external customers	$175,690	$135,395	$33,202	$344,287

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2022:
North America	$407,684	$223,508	$87	$631,279
Europe	90,565	116,184	175	206,924
Asia Pacific	23,628	49,199	105,222	178,049
Other	17,137	51,677	3,237	72,051
Total revenue from external customers	$539,014	$440,568	$108,721	$1,088,303

Nine months ended September 30, 2021:
North America	$390,163	$188,764	$67	$578,994
Europe	107,463	112,188	106	219,757
Asia Pacific	24,288	47,832	96,863	168,983
Other	23,136	46,642	2,304	72,082
Total revenue from external customers	$545,050	$395,426	$99,340	$1,039,816

Index
10.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Service cost	$404	$435	$1,219	$1,308
Interest cost	235	212	719	638
Expected return on plan assets	(194)	(184)	(598)	(553)
Recognized actuarial loss	12	69	36	207
Total defined benefit expense	$457	$532	$1,376	$1,600

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $35.6 million and $48.6 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. For the nine months ended September 30, 2022 and 2021, gains of $0.6 million and $1.1 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of September 30, 2022 and December 31, 2021, the total value of the Company’s net investment hedges was $247.1 million and $289.5 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended September 30, 2022 and 2021, the impact of foreign exchange rates on these debt instruments decreased debt by $18.4 million and $7.2 million, respectively, which has been recorded as foreign currency translation in OCI. For the nine months ended September 30, 2022 and 2021, the impact of foreign exchange rates on these debt instruments decreased debt by $42.4 million and $14.1 million, respectively, which has been recorded as foreign currency translation in OCI. For the nine months ended September 30, 2021, losses of $4.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings related to the Euro net investment hedge in connection with the sale of the fragrances product line. See Note 2, Divestitures, for additional information.

Index
12.	Income Taxes

The effective income tax rates for the three months ended September 30, 2022 and 2021, were 17.7% and 22.8%, respectively. For the nine months ended September 30, 2022 and 2021, the effective income tax rates were 23.3% and 23.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021, were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, the mix of foreign earnings, and changes in valuation allowances. The three and nine months ended September 30, 2021, were also impacted by audit settlements and changes in deferred tax assets and liabilities due to newly enacted tax rates.

13.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2022 and 2021:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	516	-	(55,514)	(54,998)
Amounts reclassified from OCI	(621)	24	-	(597)
Balances at September 30, 2022	$101	$(329)	$(229,995)	$(230,223)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2022	$(152)	$(337)	$(202,683)	$(203,172)
Other comprehensive income (loss) before reclassifications	380	-	(27,312)	(26,932)
Amounts reclassified from OCI	(127)	8	-	(119)
Balances at September 30, 2022	$101	$(329)	$(229,995)	$(230,223)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	729	-	(22,073)	(21,344)
Amounts reclassified from OCI	(1,068)	156	10,194	9,282
Balances at September 30, 2021	$410	$(1,809)	$(169,754)	$(171,153)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2021	$817	$(1,861)	$(154,877)	$(155,921)
Other comprehensive loss before reclassifications	(115)	-	(14,877)	(14,992)
Amounts reclassified from OCI	(292)	52	-	(240)
Balances at September 30, 2021	$410	$(1,809)	$(169,754)	$(171,153)

(1)	Cash Flow Hedges and Pension Items are net of tax.

14.	Commitments and Contingencies

Kelley v. Sensient Natural Ingredients LLC
Walters v. Sensient Natural Ingredients LLC
Sofia Rodriguez v. Sensient Natural Ingredients LLC and One Source Staffing Solutions, Inc.

Index
On March 4, 2020, Monique Kelley filed a Class Action Complaint against SNI in Merced County Superior Court in California. Ms. Kelley worked at SNI for less than a week in 2017 through a temporary staffing company. Ms. Kelley has brought suit for purported violations of the California Labor Code and the California Business and Professions Code on her own behalf, and on behalf of all current and former California-based hourly-paid or non-exempt employees of SNI. Ms. Kelley specifically asserts claims for unpaid overtime wages, unpaid minimum wages, unpaid meal and rest break premiums, failure to timely pay final wages upon termination, non-compliant wage statements, and unreimbursed business expenses.  Following motion practice, Ms. Kelley amended her original pleading, asserting the same causes of action, and SNI filed a responsive pleading. The parties then entered the discovery process.

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

Previously, SNI had agreed to attempt a joint mediation of the Kelley, Walters, and Rodriguez matters, which was scheduled for August 2022.  Before the mediation occurred, however, on June 15, 2022, the United States Supreme Court issued its decision in Viking River Cruises, Inc. v. Moriana, 596 U.S. ___ (2022), in which the Court ruled that the Federal Arbitration Act requires enforcement of an arbitration agreement that waives an employee’s right to bring individual claims under PAGA, and that an individual with such an agreement to arbitrate does not have standing to pursue the remaining non-individual claims in Court.  As a result of the decision, SNI withdrew its agreement to mediate.

In the Walters case, SNI has demanded that Walters submit his individual PAGA claims to arbitration in accordance with his arbitration agreement.  Pending litigation in the California Supreme Court concerning the standing issue addressed in Viking River Cruises may result in a stay of the Walters case.  In the Kelley and Rodriguez cases, SNI will seek to compel individual arbitration as to any claims made on behalf of individuals with arbitration agreements.  In addition, in the Kelley matter, SNI intends to seek summary judgment based upon a prior adjudication, in which Kelley settled claims that she now asserts against SNI.  In the Rodriguez case, SNI also intends to seek indemnification and contribution from the staffing firm that supplied the temporary workers in question.

SNI intends to vigorously defend its interests in the Kelley, Walters, and Rodriguez matters, absent a reasonable resolution.  Based upon the legal developments and defenses described above, and the Viking River Cruises decision, we no longer believe these proceedings are material to the business or the financial condition of the Company nor do we expect the liabilities, if any, which may ultimately result from such lawsuits to have a material adverse effect on our consolidated financial statements.

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

See Note 2, Divestitures, for information about estimated environmental remediation costs associated with our Granada, Spain location.

15.	Subsequent Events

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.7 million in cash for this acquisition, which is net of $1.3 million in debt assumed, with $2.0 million of such amount being held back by the Company for 12 months in connection with the post-closing working capital adjustment and to satisfy any indemnification claims that may arise. This business will be part of the Colors segment.

On October 20, 2022, the Company announced its quarterly dividend of $0.41 per share would be payable on December 1, 2022.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2022, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the impact and uncertainty created by the COVID-19 pandemic, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, the availability and cost of raw materials, energy, and other supplies, the availability and cost of labor, logistics, and transportation; governmental regulations and restrictions, and general economic conditions, including inflation; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and on general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; changes in costs of raw materials, including energy; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $361.1 million and $344.3 million for the three months ended September 30, 2022 and 2021, respectively.  Revenue was $1.1 billion and $1.0 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in revenue for the three months ended September 30, 2022, was primarily due to higher selling prices.  The increase in revenue for the nine months ended September 30, 2022, was primarily due to higher selling prices and volumes, partially offset by the sale of the Company’s Fragrances product line on April 1, 2021.  For the three and nine months ended September 30, 2022, the impact of foreign exchange rates decreased consolidated revenue by approximately 4% and 3%, respectively.

Gross Margin
The Company’s gross margin was 33.7% and 33.4% for the three months ended September 30, 2022 and 2021, respectively. The Company’s gross margin was 34.7% and 32.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in gross margin for both the three and nine months ended September 30, 2022, was primarily due to increased pricing and volumes, partially offset by higher input costs and unfavorable product mix.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.6% and 19.8% for the three months ended September 30, 2022 and 2021, respectively. Selling and administrative expense as a percent of revenue was 20.4% and 20.5% for the nine months ended September 30, 2022 and 2021, respectively.

Selling and administrative expenses for the three and nine months ended September 30, 2021, included divestiture & other related expenses and operational improvement plan costs and income totaling $0.7 million and $11.5 million, respectively. There were no divestiture & other related costs or operational improvement plan costs for the three or nine months ended September 30, 2022.

Index
The increase in selling and administrative expense as a percent of revenue for the three months ended September 30, 2022 is primarily due to higher performance-based executive compensation in 2022, partially offset by the lack of divestiture & other related costs and operational improvement plan costs in 2022.  The decrease in selling and administrative expense as a percent of revenue for the nine months ended September 30, 2022, is primarily due to the lack of divestiture & other related costs and operational improvement plan costs in 2022, substantially offset by higher performance-based executive compensation in 2022. The divestiture & other related costs and operational improvement plan costs increased selling and administrative expense as a percent of revenue by 20 and 110 basis points for the three and nine months ended September 30, 2021, respectively.

Operating Income
Operating income was $47.5 million and $47.0 million for the three months ended September 30, 2022 and 2021, respectively. Operating margins were 13.2% and 13.6% for the three months ended September 30, 2022 and 2021, respectively. The decrease in operating margin is primarily due to higher input costs and unfavorable product mix, partially offset by higher pricing and volumes and the lack of divestiture & other related costs and operational improvement plan costs in the current period.

Operating income was $155.5 million and $129.6 million for the nine months ended September 30, 2022 and 2021, respectively. Operating margins were 14.3% and 12.5% for the nine months ended September 30, 2022 and 2021, respectively. The increase in operating margin is primarily due to higher pricing and volumes and the lack of divestiture & other related costs and operational improvement plan costs in the current period, partially offset by higher input costs and unfavorable product mix.

Interest Expense
Interest expense was $3.7 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and $9.7 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expense for the three months ended September 30, 2022, was primarily due to a higher average debt balance and higher average interest rate compared to the comparable prior year period.  The decrease in expense for the nine months ended September 30, 2022, was primarily due to the lower average interest rate in the current period compared to the comparable prior year period.

Income Taxes
The effective income tax rates for the three months ended September 30, 2022 and 2021, were 17.7% and 22.8%, respectively. For the nine months ended September 30, 2022 and 2021, the effective income tax rates were 23.3% and 23.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021, were both impacted by changes in estimates associated with the finalization of prior year foreign tax items, the mix of foreign earnings, and changes in valuation allowances. The three and nine months ended September 30, 2021, were also impacted by audit settlements and changes in deferred tax assets and liabilities due to newly enacted tax rates.

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

For the three and nine months ended September 30, 2021, the Company incurred costs of $0.2 million and $13.5 million, respectively, related to the divestitures.  The costs incurred in the nine month period primarily related to a non-cash net loss for the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.  There were no costs related to the divestitures incurred during the three or nine months ended September 30, 2022.

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

Index
In the three and nine months ended September 30, 2021, the Company recorded costs of $0.5 million and income of $2.0 million, respectively, related to the Operational Improvement Plan.  The income in the nine month period primarily related to the gain associated with the terminated New Jersey lease.  There were no costs or income related to the Operational Improvement Plan incurred during the three or nine months ended September 30, 2022.

Acquisition
On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price for this acquisition was $14.9 million in cash. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.4 million and identified intangible assets, principally customer relationships, of $5.0 million. The remaining $9.5 million was allocated to goodwill. This business is now part of the Flavors & Extracts segment.

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

For the three and nine months ended September 30, 2022, demand for many of the Company’s products remained strong. All of the Company’s production facilities are open and operating as of this filing, but the Company continues to monitor developments and regulations in regions where its production facilities are located. Governmental and social responses to the COVID-19 pandemic continue to evolve. There continues to be uncertainty related to the impacts of new COVID-19 variants, and we expect that the situation will remain dynamic and difficult to predict for the foreseeable future. There can be no assurance that our experience to date with respect to facility operations, customer demand, the availability of supplies and transportation, and other factors impacting our results and financial condition will be predictive of the ongoing impacts in the short or long term. It is difficult to predict how economic conditions and changes in customer and consumer behavior may impact our results over the longer term. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

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

Index
	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	% Change	2022	2021	% Change
Revenue (GAAP)	$361,076	$344,287	4.9%	$1,088.303	$1,039,816	4.7%
Revenue of the divested product lines	-	(1,622)		-	(29,399)
Adjusted revenue	$361,076	$342,665	5.4%	$1,088,303	$1,010,417	7.7%

Operating Income (GAAP)	$47,493	$46,958	1.1%	$155,526	$129,608	20.0%
Divestiture & other related costs – Cost of products sold	-	-		-	28
Divestiture & other related costs – Selling and administrative expenses	-	241		-	13,473
Operating loss (income) of the divested product lines	-	70		-	(2,398)
Operational improvement plan – Selling and administrative expenses (income)	-	483		-	(2,010)
Adjusted operating income	$47,493	$47,752	(0.5%)	$155,526	$138,701	12.1%

Net Earnings (GAAP)	$36,048	$33,912	6.3%	$111,766	$91,516	22.1%
Divestiture & other related costs, before tax	-	241		-	13,501
Tax impact of divestiture & other related costs(1)	-	1,179		-	283
Net loss (earnings) of the divested product lines, before tax	-	70		-	(2,398)
Tax impact of the divested product lines(1)	-	(18)		-	590
Operational improvement plan costs (income), before tax	-	483		-	(2,010)
Tax impact of operational improvement plan(1)	-	(115)		-	44
Adjusted net earnings	$36,048	$35,752	0.8%	$111,766	$101,526	10.1%

Diluted earnings per share (GAAP)	$0.85	$0.80	6.3%	$2.65	$2.16	22.7%
Divestiture & other related costs, net of tax	-	0.03		-	0.33
Results of operations of the divested product lines, net of tax	-	-		-	(0.04)
Operational improvement plan costs (income, net of tax	-	0.01		-	(0.05)
Adjusted diluted earnings per share	$0.85	$0.85	0.0%	$2.65	$2.40	10.4%

(1)	Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

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

Index
The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2022, compared to the results for the three and nine months ended September 30, 2021, in the respective financial measures.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	3.0%	(2.9%)	(0.8%)	6.7%	(0.5%)	(2.4%)	(5.0%)	6.9%
Color	8.8%	(5.5%)	(0.3%)	14.6%	11.8%	(3.8%)	(0.4%)	16.0%
Asia Pacific	5.3%	(9.2%)	0.0%	14.5%	9.5%	(7.4%)	(0.3%)	17.2%
Total Revenue	4.9%	(4.4%)	(0.6%)	9.9%	4.7%	(3.3%)	(3.0%)	11.0%

Operating Income
Flavors & Extracts	4.7%	(1.1%)	0.2%	5.6%	9.4%	(1.2%)	(4.0%)	14.6%
Color	3.5%	(7.4%)	0.0%	10.9%	13.3%	(4.9%)	0.9%	17.3%
Asia Pacific	5.3%	(11.0%)	0.0%	16.3%	19.5%	(9.6%)	(0.5%)	29.6%
Corporate & Other	16.0%	(0.1%)	(7.4%)	23.5%	(9.6%)	0.0%	(30.4%)	20.8%
Total Operating Income	1.1%	(6.5%)	1.8%	5.8%	20.0%	(5.1%)	8.4%	16.7%
Diluted Earnings per Share	6.3%	(6.3%)	5.5%	7.1%	22.7%	(5.1%)	12.8%	15.0%

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $187.0 million and $181.7 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately 3%. Foreign exchange rates decreased segment revenue by approximately 3%. The increase was primarily a result of higher revenue in Flavors, Extracts & Flavor Ingredients, offset by lower revenue in Natural Ingredients and lower revenue due to the completion of post-closing activities associated with the divestiture of Yogurt Fruit Preparations. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and higher volumes, partially offset by the unfavorable impact of foreign exchange rates. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices.

Flavors & Extracts segment revenue was $559.1 million and $562.0 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately 1%. Foreign exchange rates decreased segment revenue by approximately 2%. The decrease was primarily a result of lower revenue due to the completion of post-closing activities associated with the divestiture of Yogurt Fruit Preparations and the divestiture of Fragrances and lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, higher volumes, and the acquisition of Flavor Solutions, Inc. in July of 2021, partially offset by the unfavorable impact of foreign exchange rates.

Flavors & Extracts segment operating income was $26.3 million and $25.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately 5%. Foreign exchange rates decreased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients primarily due to higher selling prices and higher volumes, partially offset by higher raw material costs and higher manufacturing and other costs. Segment operating income as a percent of revenue was 14.1% in the current quarter compared to 13.9% in the prior year’s comparable quarter.

Flavors & Extracts segment operating income was $83.9 million and $76.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately 9%. Foreign exchange rates decreased segment operating income by approximately 1%. The increase was primarily a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower segment operating income due to the divestiture of Fragrances in April of 2021. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher selling prices and volumes, partially offset by higher raw material costs, higher manufacturing and other costs, and the unfavorable impact of foreign exchange rates. The higher segment operating income in Natural Ingredients was primarily a result of higher selling prices and favorable product mix, partially offset by lower volumes, higher raw material costs, and higher manufacturing and other costs. Segment operating income as a percent of revenue was 15.0% in the current nine month period compared to 13.7% in the prior year’s comparable nine month period.

Index
Color
Segment revenue for the Color segment was $151.5 million and $139.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately 9%. The increase was a result of higher revenue in Food & Pharmaceutical Colors, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 6%.

Segment revenue for the Color segment was $456.2 million and $408.2 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately 12%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 4%.

Segment operating income for the Color segment was $28.2 million and $27.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately 4%. Foreign exchange rates decreased segment operating income by approximately 7%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors and Personal Care, primarily due to higher selling prices and volumes, partially offset by higher raw material costs, higher manufacturing and other costs, unfavorable product mix, and the unfavorable impact of foreign exchange rates. Segment operating income as a percent of revenue was 18.6% in the current quarter and 19.6% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $90.0 million and $79.5 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately 13%. Foreign exchange rates decreased segment operating income by approximately 5%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors and Personal Care, primarily due to higher selling prices and volumes, partially offset by higher raw material costs, higher manufacturing and other costs, unfavorable product mix, and the unfavorable impact of foreign exchange rates. Segment operating income as a percent of revenue was 19.7% in the current nine month period and 19.5% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $35.2 million and $33.4 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately 5%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 9%.

Segment revenue for the Asia Pacific segment was $109.0 million and $99.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately 10%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 7%.

Segment operating income for the Asia Pacific segment was $7.0 million and $6.6 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately 5%. The increase was primarily a result of higher volumes and selling prices, partially offset by higher other operating costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 11%. Segment operating income as a percent of revenue was 19.7% in both the current quarter and the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $22.9 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately 20%. The increase was primarily a result of higher volumes and selling prices, partially offset by higher raw material and other operating costs, unfavorable product mix, and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 10%. Segment operating income as a percent of revenue was 21.0% in the current nine month period and 19.2% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $14.0 million and $12.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher performance-based executive compensation in 2022, partially offset by the prior year including divestiture & other related costs and operational improvement plan costs. There were no divestiture & other related expenses or operational improvement plan income or costs in the current period.

Index
The Corporate & Other operating expense was $41.3 million and $45.7 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the prior period including divestiture & other related expenses of $13.5 million, partially offset by higher performance-based executive compensation in 2022 and the prior period including operational improvement plan income of $2.0 million. There were no divestiture & other related expenses or operational improvement plan income or costs in the current nine-month period.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2022. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, dividend payments, acquisitions, and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2022 through 2027. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or nine months ended September 30, 2022. The Company currently anticipates inflation will not significantly impact the remainder of 2022, as a result of the Company’s pricing and other actions; however, the Company, like others in its industry, has faced challenges due to conditions in the global supply chain and global economy. In particular, the Company has experienced increased costs for certain inputs, such as energy, raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash provided by operating activities was $14.9 million and $116.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash from operating activities was primarily due to an increase in cash used for inventory in 2022 as the Company invested in its inventory position to support demand and address supply chain challenges.

Cash Flows from Investing Activities
Net cash used in investing activities was $51.7 million and $13.1 million during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, the Company received cash proceeds of $36.8 million related to the Company’s divestiture activities. During the nine months ended September 30, 2022 and 2021, the Company paid $1.0 million and $13.9 million related to the acquisition of Flavors Solutions, Inc., respectively.  Capital expenditures were $51.7 million and $37.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Cash Flows from Financing Activities
Net cash provided by financing activities was $46.3 million for the nine months ended September 30, 2022, and net cash used in financing activities was $93.5 million for the nine months ended September 30, 2021. Net debt increased by $100.1 million and decreased by $11.9 million for the nine months ended September 30, 2022 and 2021, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support inventory investments during the nine months ended September 30, 2022. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $31.5 million during the nine months ended September 30, 2021. There were no repurchases of shares of the Company’s common stock in 2022. Dividends of $51.7 million and $49.5 million were paid during the nine months ended September 30, 2022 and 2021, respectively. Dividends paid were $1.23 and $1.17 per share for the nine months ended September 30, 2022 and 2021, respectively.

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2022. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2022. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting: During the quarter ended September 30, 2022, the Company upgraded an enterprise resource planning software application used in two business units within the Flavors & Extracts segment. The upgrade included order taking, manufacturing, general ledger, and financial reporting processes. For the system change, the Company followed an implementation process that required significant pre-implementation planning, design, and testing. There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of September 30, 2022, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of September 30, 2022, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or nine months ended September 30, 2022.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amendment No. 9 to Receivables Purchase Agreement, dated as of August 31, 2022, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association.	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2022 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 1, 2022	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	November 1, 2022	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer