Form 10-K
period 2022-12-31
SENSIENT TECHNOLOGIES CORP
filed 2023-02-17
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2022, was $3,338,132,789. For purposes of this computation only, the registrant’s directors and executive officers were considered to be affiliates of the registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the registrant.

There were 42,086,535 shares of Common Stock outstanding as of February 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2022 INDEX

Index
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2022, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage economic and capital market conditions and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies; the availability and cost of labor, logistics, and transportation; the impact and uncertainty created by the COVID-19 pandemic and efforts to manage it on the global economy, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, governmental regulations and restrictions, and general economic conditions; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and on general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share (which exclude divestiture & other related costs and income, the results of the divested product lines, and restructuring and other costs, which include operational improvement plan costs and income) and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars, divestiture & other related costs and income, the results of the divested product lines, and restructuring and other costs, which include operational improvement plan costs and income). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the divestiture & other related costs and income, the results of the divested product lines, restructuring and other costs, which include operational improvement plan costs and income, and the one-time COVID-19 employee payment that have been excluded from the non-GAAP financial measures, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the section titled “NON-GAAP FINANCIAL MEASURES.”

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

Description of Business

The Company is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies and robust global supply chain capabilities to develop specialized solutions for food and beverages, as well as products that serve the pharmaceutical, nutraceutical, and personal care industries. The Company’s customers range in size from small entrepreneurial businesses to major international manufacturers representing some of the world’s best-known brands.

The Company’s principal products include:

•	flavors, flavor enhancers, ingredients, extracts, and bionutrients;

•	essential oils;

•	dehydrated vegetables and other food ingredients;

•	natural and synthetic food and beverage colors;

•	personal care colors and ingredients;

•	pharmaceutical and nutraceutical excipients and ingredients; and

•	technical colors, specialty colors, and specialty dyes and pigments.

For 2022, the Company’s three reportable segments were the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, and restructuring and other charges including operational improvement plan costs and income, and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

Index
Acquisitions

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price for this acquisition was $14.9 million in cash. This business is now part of the Flavors & Extracts segment.

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed, with $1.7 million of such amount being held back by the Company for 12 months to satisfy any indemnification claims that may arise. This business is now part of the Color segment.

Divestitures

On June 30, 2020, the Company completed the sale of its inks product line. In 2021 and 2020, the Company received $0.5 million and $11.6 million of net cash, respectively, as part of the sale.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. The Company received $2.5 million of net cash in 2022 and $1.0 million of net cash in each of 2021 and 2020, as part of the sale.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash.

Flavors & Extracts Group

The Company is a global developer, manufacturer, and supplier of flavor systems for the food, beverage, and personal care industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors and Sensient Natural Ingredients, the Group is a supplier to multinational and regional companies. As noted above, during the third quarter of 2020 and the second quarter of 2021, the Company divested its yogurt fruit preparations product line and fragrances product line (excluding its essential oils product line), respectively.

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

Operating through its Natural Ingredients business, which we formerly referred to as our Dehydrated Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, and dehydrated vegetables such as parsley, celery, and spinach. The Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. The advanced dehydration technologies utilized by our Natural Ingredients business permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

As of December 31, 2022, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, New Mexico, Belgium, Costa Rica, Mexico, Germany, and the United Kingdom.

Color Group

The Company is a developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for personal care, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; and technical colors for industrial applications.

The Company believes that it is one of the world’s largest producers (by sales) of synthetic and natural colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its synthetic and natural colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, personal care, pharmaceuticals, and nutraceuticals. The Company also makes industrial colors and other dyes and pigments used in a variety of non-food applications. After the divestiture of the inks product line in the second quarter of 2020, the Company no longer sells specialty inks.

Index
As of December 31, 2022, the Group’s principal manufacturing plants are located in Missouri, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, Turkey, and the United Kingdom.

The Color Group operates under the following trade names:

•	Sensient Food Colors (food and beverage colors);

•	Sensient Pharmaceutical Coating Systems (pharmaceutical and nutraceutical colors and coatings);

•	Sensient Cosmetic Technologies (personal care colors, ingredients, and systems); and

•	Sensient Specialty Markets (paper colors; and industrial colors for plastics, leather, wood stains, antifreeze, landscaping, and other uses).

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

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, other charges including operational improvement plan costs and income, and other costs, are included in the “Corporate & Other” category.

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

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing ongoing technical support and know-how to the Company’s manufacturing activities. The Company employed 789 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2022.

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

Products and Application Activities

The Company’s strategic focus is on the manufacturing and marketing of high-performance components that bring life to products. Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products. The majority of the proprietary processes and formulae developed by the Company are maintained as trade secrets and protected through internal physical and information technology controls and confidentiality agreements with customers as well as confidentiality and non-competition agreements with employees.

Index
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

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from synthetic dyes and pigments, natural food and beverage colors, and color systems. The Company also produces a diverse line of colors and ingredients for personal care, pharmaceutical, and nutraceutical applications, and technical colors for industrial applications.

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto, and turmeric, are sourced internally at our Lima, Peru facility or purchased from overseas and U.S. sources. As of October 2022, the Company owns a natural food colorings business located near Istanbul, Turkey, and has vertically integrated production and processing capacity in black carrot and other natural color products.

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

•
Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments or natural colors or coloring foodstuffs (in Europe). The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments as well as natural colors. Competition in the supply of personal care colors and ingredients and pharmaceutical and nutraceutical ingredients and excipients is based on the development of customized products and solutions as well as quality, customer service, and price. The Company believes that its reputation and capacity as a color producer as well as its product development and applications expertise give it a competitive advantage in these markets.

•
Asia Pacific. The Company offers a broad array of products to customers through the Asia Pacific Group. Competition is based upon reliability in product quality, service, and price as well as technical support available to customers.

Foreign Operations

Additional information regarding the Company’s foreign operations is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

Index
Patents, Formulae, and Trademarks

The Company owns or controls many patents, formulae, and trademarks related to its businesses. The businesses are not materially dependent upon any particular patent, trademark, or formula; however, trademarks, patents, and formulae are important to the business of the Company.

Human Capital

As of December 31, 2022, the Company employed 4,094 persons worldwide. Approximately 44% of our employees were employed in the United States, and approximately 56% were employed outside of the United States. Of our 4,094 employees worldwide, we had 506 general administration employees (e.g., accounting, administrative, regulatory compliance, IT, human resources, etc.), 2,575 production employees, 477 research and development employees, and 536 sales and marketing employees.

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

Talent Acquisition and Talent Development

We are committed to the recruitment, retention, and continued development of people who thrive and succeed in our culture. In furtherance of this goal, our primary areas of focus remain: (i) talent acquisition, (ii) on-boarding, (iii) coaching, development, and retention, and (iv) integrity and professionalism. As part of the Company’s effort to attract and motivate employees, we offer compensation and comprehensive benefits that we believe are competitive in the markets in which we operate and compete for talent. We also have a dedicated internal talent acquisition team, with deep knowledge of our Company and our core values, in order to help us find the best prospective employees for open positions worldwide. We hold ourselves accountable to filling open roles expeditiously by closely monitoring and limiting days to fill open roles. We also challenge ourselves to take a broad view of talent acquisition, regularly seeking talent from non-traditional backgrounds and from outside our industry, and moving beyond restrictive pedigree requirements in favor of skills and the ability to learn. With our sales and technical roles, we have implemented a gamified AI-based platform to identify candidates, without bias, who share the behavioral and cognitive attributes of our most successful sales and technical employees from around the world.

After hiring a candidate, we believe that an effective on-boarding is a critical factor in whether a new employee succeeds or fails. We continue to develop, and improve upon, an effective on-boarding process to differentiate ourselves from our competitors and help enable our employees to succeed. We generally track our progress through weekly pre-hire team on-boarding calls, new hire surveys, new hire interviews, and a monthly report of our results to senior leadership. We also have regular 1:1 meetings between non-production employees and their supervisors.

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

Index
Health and Safety

We take pride in our strong and continually improving health and safety programs, which we view as important aspects of our economic health and core values. We expect each employee to actively participate in and contribute to this philosophy. Examples of actions taken to demonstrate our commitment and progress toward achieving our goal of providing a safe workplace include: (i) Corporate Environmental, Health and Safety (EHS) Department oversight of safety and compliance matters at all Company facilities; (ii) periodic EHS audits conducted at Company facilities by third parties at the direction of the Corporate Legal Department to determine the state of facility compliance with applicable safety laws and regulations; (iii) implementation of “best-practice” programs and management systems across all business units worldwide; (iv) ongoing capital investments aimed at continually improving standards for environment, health, and safety in each of our plants around the world; (v) meaningful use of metrics to apply leading and lagging indicators toward incremental improvement and sustainable results; (vi) regular communication and engagement with employees on safety topics through safety committee meetings, plant-wide communication meetings, and “tool box” meetings; and (vii) root cause analysis of all injuries and near misses to ensure that lessons learned can be applied across the entire organization. We also maintain a corporate physical security program led by a retired Secret Service Agent. The physical security program aims to secure our facilities, protect our employees from workplace violence, ensure proper training and monitoring of travelers, and provide regular assessments of the security situations in the countries where we operate.

Regulation

The production, packaging, labeling, and distribution of certain of the products of the Company in the U.S. are subject to the regulations of various federal, state, and local governmental agencies, in particular the U.S. Food and Drug Administration. The Company is subject to similar regulations in many international markets, particularly Europe. Compliance with government laws, rules, and regulations did not have, and is not currently expected to have, a material adverse effect on our capital expenditures, results of operations, and competitive position.

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

We develop, manufacture, and sell flavors, flavor enhancers, ingredients, extracts, and bionutrients; essential oils; natural ingredients, including dehydrated vegetables and other food ingredients; natural and synthetic food and beverage colors; personal care colors and ingredients; pharmaceutical and nutraceutical excipients and ingredients; and technical colors, specialty colors, and specialty dyes and pigments. We sell these products to customers in industries and markets that are highly competitive. We face intense competition from multiple competitors in each of our business lines. These competitors range from large multinational flavor companies with broad and sophisticated product portfolios and outstanding technological capabilities to smaller more specialized regional companies that focus on a single product line or offering. Our success against these competitors depends upon our ability to continually develop and manufacture safe, high quality, innovative, and legally compliant products across each of our product lines in varying batch sizes, at varying frequencies, and at acceptable prices. We also must provide outstanding product development support, on time delivery, regulatory assistance, and after-sale product support to all of our customers, wherever they are located. If we are unable to do these tasks, or if competitors do any of these tasks better than we do, we may lose part or all of our business with some customers. We do lose business to competitors from time to time. Competition can reduce both our sales and the prices at which we are able to sell our products, which can negatively affect our results.

•	Our business is impacted by adverse developments in economic conditions, which could negatively affect our financial performance and our ability to grow or sustain the growth of our business.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our businesses and the businesses of our customers and suppliers. Economic downturns, changes in interest rates, lower consumer confidence, decreasing employment levels, price instability, inflation, slowing economic growth, and social and political instability in the industries and/or markets where we compete could negatively affect our financial performance in future periods and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability have caused global supply chain disruptions, inflation, and the strengthening of the U.S. dollar, which have adversely impacted and could continue to adversely impact our results of operations.

Index
In addition, the credit markets provide us with liquidity to operate and grow our business beyond the liquidity that our cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital or significantly increase our costs of capital, which may negatively impact our financial condition, results of operations, and cash flows. We have seen our interest expense rise as a result of increased interest rates, and a continued increase in such rates may negatively affect our results.

•	A disruption in our manufacturing operations could adversely affect our profitability.

We develop, manufacture, and distribute our products around the world. Generally, our labs and plants are dedicated to particular product lines. For example, many (but by no means all) of our food colors products are developed and manufactured in our St. Louis facility. While we have redundant capabilities across labs and plants for many product lines, in some cases, we only manufacture particular products at one facility. To establish a new manufacturing capability at a plant could require substantial time, money, and numerous governmental and customer approvals. Additionally, because of the complexity and highly specialized nature of many of the products we produce, it would require a tremendous amount of technical, engineering, and management time and effort to establish the new capability. Manufacturing involves inherent risks such as industrial accidents, environmental events, labor disputes, labor shortages, product quality control issues, safety issues, licensing, and regulatory compliance requirements, as well as natural disasters, conflicts, terrorist acts, civil unrest, ERP software issues, cyber-attacks, and other events that we cannot control. If one of our development or manufacturing facilities is disrupted or impaired, we could cause a supply disruption to our customers, which could cause short and long-term damage to our customer relationships. Such disruption would have an adverse effect on our financial performance and future growth.

•	The coronavirus/COVID-19 has significantly impacted worldwide economic conditions and could adversely affect our results and financial condition.

The coronavirus, also known as COVID-19, has caused, and may continue to cause, a material adverse effect on the level of economic activity around the world, including through factory shutdowns, disruptions in supply and logistics, travel and transportation restrictions, widespread illness and quarantines, and uncertainty and volatility in the financial markets. These disruptions present numerous risks to our operations. We may be unable to produce goods due to constraints in production caused by our factories being ordered to close; our inability to obtain raw materials due to shortages, transportation disruptions, or supplier shutdowns; or due to illnesses and quarantines affecting our workforce. Any of these events could adversely affect our ability to produce and sell our products, resulting in reduced revenue.

While all of our manufacturing facilities currently remain open, it remains possible that a government could order partial or total shutdown of one or more of our facilities as a result of a zero-COVID government policy or otherwise. Earlier during the COVID-19 pandemic in 2020 through 2022, our facilities in China and India were shut down at times by the local governments as a result of COVID-19 restrictions. Any such future shutdowns could adversely affect our results. Even if our facilities are allowed to remain open, an outbreak of illness among employees at any of our facilities could result in a temporary or prolonged manufacturing disruption or facility closure. We have also found it difficult to hire production workers and other employees in some markets as a result of the COVID-19 pandemic and changing dynamics in the employment market, which have increased competition for labor. Additionally, changes in governmental policies could also affect our ability to operate our facilities.

Even if we can produce our products, we may not be able to ship them on time due to transportation disruptions. In addition, due to travel restrictions and customer shutdowns, we may not be able to continue sales efforts with some new and existing customers. Even where we can produce our products, offer our products for sale, and deliver them, our customers may not be able to fully operate their production facilities due to shutdowns or their inability to obtain other raw materials necessary to produce their products, which may result in less demand for our products. Customers may also face transportation disruptions for their products, which could reduce customers’ sales and, therefore, customers’ demand for our products. Additionally, many customers have cancelled or delayed new product introductions due to the disruptions created by the COVID-19 pandemic. It is unclear when, or if, such new product introductions will return to pre-COVID-19 pandemic levels. A prolonged decline of new product introductions or limited time offerings could adversely affect our results.

Overall, COVID-19 and the volatile economic conditions stemming from the COVID-19 pandemic could exacerbate the other risk factors that we identify in this report, any of which could materially adversely impact our business. More broadly, the COVID-19 pandemic has demonstrated the massive economic and societal impacts that can be generated by a global pandemic, and there can be no assurance that there will not be a resurgence of COVID-19, globally or in regions that are significant to us, or the outbreak of another pandemic in the future, either of which could materially adversely impact our business. As a result of any of the foregoing, our results or financial condition could be adversely impacted and the impacts could be material.

Index
•	Intense competition among our customers and their competitors may result in reduced sales and profitability for our customers and us.

Generally, we do not sell products directly to consumers. The customers to whom we sell our products incorporate our products into their own products. Our customers face intense competition. This competitive pressure has caused some of our customers to change or reduce ordering patterns, to resist price increases, to discontinue or reduce existing product offerings, and to introduce fewer new products and reduce or eliminate traditional limited time offerings. Some of our large, multinational customers may increasingly become vertically integrated as a result of cost pressures, supply chain disruptions, or other reasons. We would lose business to the extent any of our customers are able to produce the products that we otherwise supply them. Additionally, the commercial outlets for many of our customers are also under intense competitive pressure, which has caused many such commercial outlets to be resistant to price increases from their suppliers. Ultimately, our ability to sell our products to customers depends upon our customers’ ability to succeed against their competitors and to respond effectively to the demands of their own customers. When our customers do not successfully compete, as happens from time to time, it can impact our sales and the prices at which we sell our products, which can negatively affect our results.

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

In addition, we have experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. These increased costs, or any potential shortage of energy or raw materials, could adversely affect our profitability. The military conflict may also increase the risk of cybersecurity incidents, including the risk of cyberattacks in retaliation for the United States’ and European Union’s support of Ukraine and sanctions against Russia or otherwise. Such attacks, whether on us or on critical infrastructure and financial institutions globally, could also adversely affect our operations.

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

Many of our customers have consolidated in recent years and we expect the combination trend to continue in many business lines. These consolidations have often produced large, sophisticated customers with increased buying power who are more capable of resisting price increases or vertically integrating. If the larger size or greater buying power of those customers results in additional negotiating strength, the prices we are able to charge could be negatively affected and our profitability could decline. In addition, if any of these large customers are able to produce the products that we otherwise supply them, our results of operations may be adversely impacted.

Index
•
Our sales and profitability are affected by changing consumer preferences, changing regulations and technologies, and our ability and our customers’ ability to make and sell to consumers in highly competitive markets.

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, personal care ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies, and price demands, our results could be adversely affected. The COVID-19 pandemic and ongoing economic uncertainty have impacted consumer behavior in numerous ways and it is difficult to predict whether these changes will persist over the long term and how they will impact our customers. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. Since the beginning of the COVID-19 pandemic, we have seen a reduction in the size of new product launches and fewer limited time offerings from some of our customers. Any of these actions by our customers can adversely affect our results.

•	If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure. We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations, and information systems functions. If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease. As discussed above, the price pressures in our markets make such cost reduction efforts particularly important. For example, in 2020 and 2021, the Company executed an operational improvement plan to further consolidate manufacturing facilities and improve efficiencies within the Personal Care business line of the Company. These types of activities have required, and may continue to require, the devotion of significant resources and management attention and may pose business risks. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, and effectively produce products at the consolidated facilities. Furthermore, our cost reduction efforts may not be as effective as we had anticipated, which could have an adverse effect on our financial condition.

•	A disruption in our supply chain could adversely affect our profitability.

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical products, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, the risks associated with agriculture, such as reduced crop yields, reduced crop availability, water shortages, increased water costs, reduced access to water, droughts, and other potentially more severe weather events, are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to the increased costs. Additionally, government regulatory action against any of our suppliers could also cause a supply disruption. We have, in the past, dealt with regulators shutting down suppliers that provided the Company with raw materials. This adversely impacted the supply of raw materials for the affected products and, therefore, impacted our ability to produce products containing these raw materials. Additionally, our yields from harvests for onion were adversely impacted in 2021 and 2022 by both drought and flooding, resulting in reduced availability of onion products for our Natural Ingredients business. Any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

•	We may not be able to manage inventory as effectively as anticipated, which may adversely impact our performance.

Efficient inventory management is essential to our performance. We must maintain appropriate inventory levels and product mix to meet customer demand, without incurring costs related to storing and holding excess inventory. If our inventory management decisions do not accurately predict demand or otherwise result in excess inventory, as has happened in the past, our financial results may be adversely impacted by markdowns, impairment charges, or other costs related to disposal of excess or obsolete inventory. For example, the shelf-life for natural products is generally shorter than synthetic products, so as the demand for natural products grows, it becomes more likely that any excess inventory could need to be written off or subject to markdowns and would have an adverse impact on our revenue and profitability. Additionally, if we do not maintain enough inventory to satisfy the demand of our customers, we may lose business to our competitors, which could adversely affect our results. Since the beginning of the COVID-19 pandemic, we have held large quantities of raw material and finished goods inventory to minimize disruptions to our customers. As we emerge from the worst impacts of the pandemic, we may not be as effective as we intend in reducing our inventory to more normal levels.

Index
•	Raw material, energy, labor, and transportation cost volatility, including inflation in prices due to ongoing supply chain challenges and other macroeconomic forces, may reduce our profitability.

We have experienced challenges as a result of ongoing domestic and global supply chain issues, particularly with respect to raw materials, logistics, and labor. In addition, we have experienced inflationary increases in the costs of raw materials, energy, transportation, and labor. Although we attempt to manage these challenges through pricing and other actions, we may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and related profitability and cause us to lose customers. If inflationary conditions persist, accelerate, or expand, it will become more difficult to manage these challenges without adverse impacts to our revenues and profitability.

We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events (such as the Russia-Ukraine military conflict discussed above), and changes in governmental regulations, particularly related to carbon reduction. Commodity, transportation, and energy price increases will raise both our raw material costs and operating costs. Additionally, as many areas move away from using carbon-based sources of energy, we would initially anticipate increases in the cost of energy generated from renewable energy sources as well as potential reliability and continuity issues related to electrical power generation, distribution, and supply. While the long-term environment impact of these moves is favorable, the shorter and medium-term impact in increased energy prices could adversely affect our profitability.

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

We report the results of our foreign operations in the applicable local currency and then translate those results into U.S. dollars at applicable exchange rates. The applicable exchange rates between and among foreign currencies and the U.S. dollar have fluctuated and will continue to do so in the future. These fluctuations have impacted our results of operations in recent periods as discussed below in more detail under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such currency exchange rate volatility may also adversely impact our financial condition or liquidity. While we may use forward exchange contracts and foreign currency denominated debt to manage our exposure to foreign exchange risk, such risk management strategies do not insulate us completely from those exposures and may not be effective, and our results of operations could be adversely affected. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in certain of our businesses outside of the U.S. and adversely impact the comparability of results from period to period. The continued strength of the U.S. dollar could continue to adversely impact our revenue and profit in non-U.S. jurisdictions.

•	Operating in foreign countries and emerging markets exposes us to increased risks, including economic, political, security, and international operation risks.

We operate, manufacture, and sell our products and obtain raw materials in many foreign countries and emerging markets. This subjects us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation delays or interruptions; sometimes unpredictable regulatory changes; physical security risks; and the effects of international political developments and political and economic instability. For example, we have a natural colors business in Peru, which has experienced political instability in recent years, including the removal of its president in late 2022. While the political instability of Peru has not yet materially adversely impacted our business in Peru, it could do so in the future, and our results of operations could be adversely affected. Also, we have a flavors manufacturing facility in Celaya, Mexico, which has experienced increased levels of political and criminal violence by narcotics trafficking cartels during 2022. While the instability in Mexico has not yet materially adversely impacted our business there, it could do so in the future, and our results of operations could be adversely affected.

Index
In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China as well as potential regulatory actions by the Chinese government may affect the availability and cost of our raw materials and products originating in China, the demand for, as well as the supply of, our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products. Chinese government pandemic control policies also caused our facilities to be shutdown for certain periods during 2022.

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

•
Various stakeholders’ increasing and changing expectations and new laws and regulations with respect to Environmental, Social, and Governance (ESG) matters may impose additional costs on us or expose us to additional risks.

Stakeholder expectations in connection with ESG matters have been, and continue to be, rapidly evolving and increasing. The enhanced stakeholder and regulatory focus on ESG matters requires us to continuously monitor various developing standards and reporting requirements and make continuous progress in our efforts to reduce our, as well as our suppliers’, energy consumption, greenhouse gas emissions, water usage, and waste generation. Implementing such monitoring, reporting, and improved sustainability could be costly. Even where we make progress, our ESG practices still may not meet the standards of all of our stakeholders. For example, many of our large, global customers are committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to achieve these reductions, our customers may seek out alternative suppliers who are better able to support such reductions. In addition, some of our customers and other stakeholders are requiring us to provide information on our plans relating to certain ESG matters, such as greenhouse gas emissions, and we expect this trend to continue as more regulations are being adopted. If we are unable to respond, or we are perceived to be responding inadequately, to the expectations of our stakeholders, our business and reputation could be harmed, our profit and revenue could decline, and it could have a negative impact on the trading price of our common stock.

In addition, the increased focus on ESG matters may result in new or increased regulations, laws, and demands, such as carbon tax programs and enhanced sustainability reporting regimes, which could cause us to incur additional costs or to make changes to our operations to comply with any such regulations, laws, or demands. These actions are likely to increase costs associated with our operations, including costs for raw materials, production, and transportation. If we are unable to pass on these costs, our profit could decline. Further, our customers and the markets we serve may impose standards, regulations, market-based policies, or preferences that we may not be able to timely meet due to the required level of capital investment or technological advancement, which in the case of the availability of sustainable energy to support our operations is generally outside our control. If we fail to keep up with changing regulations and preferences, or if we fail to innovate or operate in ways that maximize sustainability, our customers may choose more sustainable suppliers. Failing to quickly and cost-efficiently adapt to stakeholder ESG expectations and standards could adversely affect our business and financial condition. Additionally, consumers who buy food and personal care products from our customers may be unwilling to pay the higher prices that could result from the increased costs of products as a result of these sustainability efforts, which could adversely affect our business and financial condition.

Index
•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, severe weather (including droughts and flooding), epidemics, pandemics (including the coronavirus, as discussed in more detail above), or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. Our natural colors, flavors, extracts, and essential oils businesses are dependent on favorable climatic conditions and the non-occurrence of natural disasters. Adverse weather events could impact our or our growers’ ability to plant, grow, and harvest crops, and such events could also increase the presence of disease and pests on such crops, which may negatively affect our ability to supply certain products. For example, our Natural Ingredients business has significant operations in California, which has been dealing with drought conditions, flooding, and water supply issues. In the event that there is an insufficient supply of water for our operations or the operations of the growers that we contract with, our Natural Ingredients business may be materially impacted and could have an adverse effect on our results. As noted above, our yields from harvests for onion were adversely impacted in 2021 and 2022 by both drought and flooding, resulting in reduced availability of our onion products. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product, and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

Litigation and Regulatory Risks

•
Many of our products are used in items for human consumption and contact. We may be subject to product liability claims and product recalls, which could negatively impact our profitability and corporate image.

We sell flavors, fragrances, and colors that are used in foods, beverages, pharmaceuticals, personal care, nutraceuticals, and other items for human consumption or contact. These products involve risks such as contamination or spoilage, tampering, defects, and other adulteration. If the consumption or use of our products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals. From time to time, we or our customers have withdrawn or recalled products in the event of contamination, product defects, or perceived quality problems. If our customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.

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

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, personal care, other consumer products, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’, and our customers’ operations. Also, if we, our suppliers, or our customers fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, recalls of products, and private civil lawsuits. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations. As discussed above, actions by regulatory agencies against us and our suppliers can also adversely impact the availability of raw materials. Whenever raw materials become more costly or unavailable due to legal, regulatory, or other governmental actions, our profitability could be adversely impacted.

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

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel. The competition for these individuals can be significant, and the loss of key employees could harm our business. In addition, we need to provide for smooth transitions when replacing key management and technical personnel positions. Our operations and results may be negatively affected if we are not able to do so. Additionally, many of our key personnel must have access to the Company’s trade secrets to effectively perform their job responsibilities. Although we seek to impose confidentiality, non-solicitation, loyalty, and non-competition obligations on many employees through agreements and our Code of Conduct, these efforts may not be successful. Furthermore, litigation to enforce departing employees’ legal obligations may not be, and has not always been, successful as the legal systems in many jurisdictions disfavor or prohibit restrictions on an employee’s right to change jobs as well as on preemptive measures to prevent the disclosure of a company’s trade secrets and intellectual property before it occurs. As a result, there is a possibility that certain competitors could attempt to exploit the Company’s trade secrets and confidential information to the Company’s competitive detriment, which could adversely impact our profitability.

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

Index
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

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Extracts Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2022, the locations of our production properties by reportable segment are as follows:

Color Group:
U.S. – St. Louis, Missouri.
International – Jundiai, Brazil*; Delta, British Columbia, Canada*; Kingston, Ontario, Canada; Saint Ouen L’Aumone, France; Geesthacht, Germany; Reggio Emilia, Italy; Lerma, Mexico; Lima, Peru*; Johannesburg, South Africa; Gebze, Turkey; and Kings Lynn, United Kingdom.

Flavors & Extracts Group:
U.S. – Livingston and Turlock, California; Amboy, Illinois; Harbor Beach, Michigan; Juneau, Wisconsin; and Deming, New Mexico.

Index
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

Item 3.	Legal Proceedings.

See Part II, Item 8, Note 16, Commitments and Contingencies, of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosure.

Not applicable.

Information About Our Executive Officers

The executive officers of the Company and their ages as of February 17, 2023 are as follows:

Name	Age	Position
Paul Manning	48	Chairman, President, and Chief Executive Officer
Amy M. Agallar	45	Vice President and Treasurer
Michael C. Geraghty	61	President, Color Group
Thierry Hoang	42	Vice President, Asia Pacific Group
Amy Schmidt Jones	53	Vice President, Human Resources and Senior Counsel
John J. Manning	54	Senior Vice President, General Counsel, and Secretary
E. Craig Mitchell	58	President, Flavors & Extracts Group
Stephen J. Rolfs	58	Senior Vice President and Chief Financial Officer
Tobin Tornehl	49	Vice President, Controller and Chief Accounting Officer

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

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The number of shareholders of record of the Company’s common stock on February 9, 2023 was 1,990.

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. During fiscal 2022, the Company paid aggregate cash dividends of $1.64 per share to our shareholders, and the Company most recently declared a dividend of $0.41 per share payable on March 1, 2023 to shareholders of record on February 7, 2023. The timing, declaration, and payment of future dividends to holders of the Company’s common stock will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of the Company’s businesses, industry practice, and any other relevant factors.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2022, 1,267,019 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during 2022. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2022, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2017, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Sensient Technologies Corporation	$100	$78	$94	$108	$150	$111
S&P Midcap Specialty Chemicals Index	100	95	113	121	144	128
S&P Midcap Food Products Index	100	93	109	120	140	137
S&P 500 Index	100	96	126	149	191	157
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Item 6.	[Reserved]

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021, compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 18, 2022, which is incorporated herein by reference.

OVERVIEW

Sensient Technologies Corporation (the Company or Sensient) is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring including operational improvement plans, divestiture, share-based compensation, and other costs are included in the “Corporate & Other” category. In the second quarter of 2020, the Company divested its inks product line (Color Group); in the third quarter of 2020, the Company divested its yogurt fruit preparations product line (Flavors & Extracts Group); and in the second quarter of 2021, the Company divested its fragrances product line (Flavors & Extracts Group).

The Company’s diluted earnings per share were $3.34 in 2022 and $2.81 in 2021. 2022 results were positively impacted by $2.5 million ($1.9 million after tax, $0.04 per share) of divestiture & other related income. 2021 results were negatively impacted by $12.2 million ($14.8 million after tax, $0.35 per share) of divestiture & other related costs and operational improvement plan costs and income. Adjusted diluted earnings per share, which exclude the divestiture & other related costs and income, the results of operations of the divested product lines, and the operational improvement plan costs and income, were $3.29 in 2022 and $3.13 in 2021 (see discussion below regarding non-GAAP financial measures).

Additional information on the results is included below.

RESULTS OF OPERATIONS
2022 vs. 2021

Revenue
Sensient’s revenue was approximately $1.4 billion in both 2022 and 2021.

Gross Profit
The Company’s gross margin was 34.0% in 2022 and 32.9% in 2021. The increase in gross margin was primarily due to higher selling prices and the divestiture of the inks, fragrances, and yogurt fruit preparations product lines, which decreased gross margin 40 basis points in 2021, partially offset by higher raw material costs in 2022.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.3% in 2022 and 20.6% in 2021. Selling and administrative expenses in 2022 were reduced by divestiture & other related income totaling $2.5 million and in 2021 were increased by divestiture & other related expenses and operational improvement plan costs and income totaling $12.2 million. Selling and administrative expense as a percent of revenue decreased by approximately 20 basis points and increased by approximately 90 basis points in 2022 and 2021, respectively, as a result of these income and expenses. See Divestitures below for further information.

Operating Income
Operating income was $196.8 million in 2022 and $170.0 million in 2021. Operating margins were 13.7% in 2022 and 12.3% in 2021. Divestiture & other related income improved operating margins by approximately 20 basis points in 2022 and divestiture & other related costs and operational improvement plan costs and income reduced operating margins by approximately 90 basis points in 2021.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $14.5 million in 2022 and $12.5 million in 2021. The increase in expense was primarily due to an increase in the average debt outstanding and the average interest rate.

Index
Income Taxes
The effective income tax rate was 22.7% in 2022 and 24.6% in 2021. The effective tax rates in both 2022 and 2021 were impacted by changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, mix of foreign earnings, the divestiture & other related costs and income, and the release of valuation allowances related to the foreign tax credit carryover and foreign net operating losses. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

	2022	2021
Rate before divestiture and discrete items	25.8%	24.3%
Divestiture & other related costs and income impact	-	4.2%
Discrete items	(3.1%)	(3.9%)
Reported effective tax rate	22.7%	24.6%

The 2023 effective income tax rate is estimated to be between 24% and 26%, before any discrete items, such as finalization of prior year foreign and domestic tax items, audit settlements, and valuation allowance adjustments.

Acquisitions
On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price for this acquisition was $14.9 million in cash. This business is now part of the Flavors & Extracts segment.

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed, with $1.7 million of such amount being held back by the Company for 12 months to satisfy any indemnification claims that may arise. This business is now part of the Color segment.

See Note 2, Acquisitions, in the Notes to Consolidated Financial Statements included in this report for additional information.

Divestitures
On June 30, 2020, the Company completed the sale of its inks product line. In 2021 and 2020, the Company received $0.5 million and $11.6 million of net cash, respectively, as part of the sale.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line. The Company received $2.5 million of net cash in 2022 and $1.0 million of net cash in each of 2021 and 2020, as part of the sale.

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

See Note 15, Operational Improvement Plan, in the Notes to Consolidated Financial Statements included in this report for additional information.

Index
NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted revenue, adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the results of the divested product lines, the divestiture & other related costs and income, and the operational improvement plan costs and income, and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the results of the divested product lines, the divestiture & other related costs and income, and the operational improvement plan costs and income.

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

	Twelve Months Ended December 31,
(In thousands except per share amounts)	2022	2021	% Change
Revenue (GAAP)	$1,437,039	$1,380,264	4.1%
Revenue of the divested product lines	-	(30,062)
Adjusted revenue	$1,437,039	1,350,202	6.4%

Operating Income (GAAP)	$196,751	$170,028	15.7%
Divestiture & other related costs – Cost of products sold	-	86
Divestiture & other related (income) costs – Selling and administrative expenses	(2,532)	14,052
Operating income of the divested product lines	-	(1,880)
Operational improvement plan income – Selling and administrative expenses	-	(1,895)
Adjusted operating income	$194,219	$180,391	7.7%

Net Earnings (GAAP)	$140,887	$118,745	18.6%
Divestiture & other related (income) costs, before tax	(2,532)	14,138
Tax impact of divestiture & other related costs and income(1)	636	2,092
Net earnings of the divested product lines, before tax	-	(1,880)
Tax impact of the divested product lines(1)	-	460
Operational improvement plan income, before tax	-	(1,895)
Tax impact of operational improvement plan(1)	-	471
Adjusted net earnings	$138,991	$132,131	5.2%

Diluted Earnings Per Share (GAAP)	$3.34	$2.81	18.9%
Divestiture & other related (income) costs, net of tax	(0.04)	0.38
Results of operations of the divested product lines, net of tax	-	(0.03)
Operational improvement plan, net of tax	-	(0.03)
Adjusted diluted earnings per share	$3.29	$3.13	5.1%

(1) Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Divestiture & other related costs and income are discussed under “Divestitures” above and Note 14, Divestitures, in the Notes to the Consolidated Financial Statements included in this report. Operational improvement plan costs and income are discussed under “Operational Improvement Plan” above and Note 15, Operational Improvement Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change in the 2022 results compared to the 2021 results in the respective financial measures.

	Twelve Months Ended December 31, 2022
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	(0.2%)	(2.2%)	(3.8%)	5.8%
Color	10.8%	(3.8%)	(0.4%)	15.0%
Asia Pacific	6.1%	(8.0%)	(0.3%)	14.4%
Total Revenue	4.1%	(3.4%)	(2.2%)	9.7%

Operating Income
Flavors & Extracts	6.9%	(0.9%)	(2.5%)	10.3%
Color	10.7%	(5.1%)	0.7%	15.1%
Asia Pacific	12.0%	(10.1%)	(0.4%)	22.5%
Corporate & Other	(9.8%)	0.0%	(29.4%)	19.6%
Total Operating Income	15.7%	(5.2%)	8.4%	12.5%
Diluted Earnings per Share	18.9%	(5.3%)	14.3%	9.9%

(1)
For Revenue, adjustments consist of revenues of the divested product lines. For Operating Income and Diluted Earnings per Share, adjustments consist of the results of the divested product lines, divestitures & other related costs and income, and operational improvement plan costs and income.

Note:	Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable divestiture & other related costs and income, share-based compensation, acquisition, restructuring including the operational improvement plan, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, as summarized in Part II, Item 8, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $738.0 and $739.4 million in 2022 and 2021, respectively. Foreign exchange rates decreased segment revenue by approximately 2%, while the divestitures of Yogurt Fruit Preparations and Fragrances decreased segment revenue by approximately 4%. The lower segment revenue was primarily due to these reasons as well as lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was primarily due to unfavorable volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, favorable volumes, and the acquisition of Flavor Solutions, Inc. on July 15, 2021, partially offset by the unfavorable impact of foreign exchange rates.

Flavors & Extracts segment operating income was $105.4 million in 2022 and $98.7 million in 2021, an increase of approximately 7%. Foreign exchange rates decreased segment operating income by approximately 1%, while the divestitures of Yogurt Fruit Preparations and Fragrances decreased segment operating income by approximately 3%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, partially offset by lower operating income in Fragrances due to the divestiture of the product line in 2021. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and favorable volumes, partially offset by higher raw material costs and manufacturing and other costs and the unfavorable impact of foreign exchange rates. The higher operating income in Natural Ingredients was primarily due to higher selling prices and a favorable product mix, partially offset by higher raw material costs and manufacturing and other costs and unfavorable volumes. Segment operating income as a percent of revenue was 14.3% and 13.3% for 2022 and 2021, respectively.

Index
Color
Segment revenue for the Color segment was $604.0 million in 2022 and $545.3 million in 2021, an increase of approximately 11%. Foreign exchange rates decreased segment revenue by approximately 4%. The higher segment revenue was primarily a result of higher revenue in Food & Pharmaceutical Colors and Personal Care. The higher revenue in Food & Pharmaceutical Colors was primarily due to higher selling prices, favorable volumes, and the acquisition of Endemix Doğal Maddeler A.Ş., partially offset by the unfavorable impact of foreign exchange rates. The higher revenue in Personal Care was primarily due to higher selling prices and favorable volumes, partially offset by the unfavorable impact of foreign exchange rates.

Segment operating income for the Color segment was $114.6 million in 2022 and $103.6 million in 2021, an increase of approximately 11%. Foreign exchange rates decreased segment operating income by approximately 5%, while the Inks divestiture increased segment operating income by approximately 1%. The higher segment operating income was primarily a result of higher operating income in Food & Pharmaceutical Colors and Personal Care due to higher selling prices and favorable volumes, partially offset by higher raw material costs and manufacturing and other costs, unfavorable product mix, and the unfavorable impact of foreign exchange rates. Segment operating income as a percent of revenue was 19.0% in both 2022 and 2021.

Asia Pacific
Segment revenue for the Asia Pacific segment was $143.6 million and $135.3 million for 2022 and 2021, respectively, an increase of approximately 6%. Foreign exchange rates decreased segment revenue by approximately 8%. Segment revenue was higher than the prior year primarily due to higher selling prices and favorable volumes, partially offset by the unfavorable impact of foreign exchange rates.

Segment operating income for the Asia Pacific segment was $29.5 million in 2022 and $26.3 million in 2021, an increase of approximately 12%. Foreign exchange rates decreased segment operating income by approximately 10%. The increase in segment operating income was a result of higher selling prices and favorable volumes, partially offset by higher raw material costs and manufacturing and other costs and the unfavorable impact of foreign exchange rates. Segment operating income as a percent of revenue was 20.5% in 2022 and 19.5% in 2021.

Corporate & Other
The Corporate & Other operating loss was $52.8 million in 2022 and $58.5 million in 2021. The lower operating loss was primarily a result of 2022 favorably impacted by divestiture & other related income totaling $2.5 million and 2021 negatively impacted by divestiture and other related costs and operational improvement plan costs and income totaling $12.2 million, partially offset by higher performance-based compensation in 2022. See the Divestitures and Operational Improvement Plan sections above for further information.

LIQUIDITY AND FINANCIAL POSITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2022. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2023 through 2027, with approximately $146 million coming due in 2023. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity of approximately $207 million under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations in 2022. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Sensient repurchased 492,045 shares of Company stock in 2021 for a total cost of $42.5 million. There were no shares of Company stock repurchased in 2022 or 2020. In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2022, 1,732,981 shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time.

Index
Cash Flows from Operating Activities
Net cash provided by operating activities was $12.1 million and $145.2 million in 2022 and 2021, respectively. Operating cash flow provided the primary source of funds for operating needs. The decrease in net cash provided by operating activities in 2022 was primarily due to an increase in the cash used for inventory as the Company invested in strategic inventory positions in order to manage production and on time delivery despite disruptions in our supply chain.

Cash Flows from Investing Activities
Net cash used in investing activities was $98.4 million and $35.6 million in 2022 and 2021, respectively. Capital expenditures were $79.3 million in 2022 and $60.8 million in 2021. In 2022, the Company received $2.5 million of proceeds from the divestiture of the yogurt fruit preparations product line. In 2021, the Company received $37.8 million of proceeds from the divestitures of the inks product line, yogurt fruit preparations product line, and fragrances product line. In 2022, the Company paid $21.7 million for the acquisition of Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. and $1.0 million related to the holdback associated with the acquisition of Flavor Solutions, Inc. In 2021, the Company paid $13.9 million for the acquisition of Flavor Solutions, Inc.

Cash Flows from Financing Activities
Net cash provided by financing activities was $86.2 million in 2022, and net cash used in financing activities was $107.8 million in 2021. The Company had a net increase in debt of $157.2 million and $2.0 million in 2022 and 2021, respectively. The increase in net debt in 2022 was primarily needed to fund capital expenditures and shareholder dividends due to the strategic use of operating cash flow to invest in inventory as described above. For the purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company repurchased shares of its common stock for $42.5 million during 2021. There were no repurchases of shares of the Company’s common stock in 2022. The Company has paid uninterrupted quarterly cash dividends since commencing public trading of its stock in 1962. Dividends paid per share were $1.64 in 2022 and $1.58 in 2021. Total dividends paid were $68.9 million and $66.7 million in 2022 and 2021, respectively.

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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2022. In conducting its annual test for impairment, the Company performed a quantitative assessment of the fair values for each of its reporting units and compared each of these values to the net book value of each reporting unit. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were above their respective net book values by at least 90%. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

In the fourth quarter of 2019, as a result of the Company meeting the assets held for sale criteria for its divestitures of its inks and fragrances (excluding its essential oils product line) product lines, the Company allocated $8.4 million of goodwill to that disposal group. The $8.4 million of goodwill related to the disposal groups was determined to be fully impaired. In 2020, the fair value of the disposal groups decreased, which resulted in the previously allocated goodwill of $2.2 million to be reallocated to its respective financial reporting units. In 2021, the fair value of the disposal groups again increased, which resulted in an additional $0.8 million of goodwill allocated to the disposal groups. See Note 14, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional details.

Index
Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2022, the Company recorded gross deferred tax assets of $99.6 million with an associated valuation allowance of $28.1 million. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. The Company recorded non-cash charges of $0.1 million and $1.8 million in 2021 and 2020, respectively, in Cost of Products Sold primarily related to the yogurt fruit preparations divestiture. There were no non-cash charges recorded in 2022 related to the yogurt fruit preparations divestiture. The charges reduced the carrying value of certain inventories, as they were determined to be excess. While significant judgment is involved in determining the net realizable value of inventory, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was a liability of $0.2 million and an asset of $0.1 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $1.8 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Index
The Company has certain debt denominated in Euros and British Pounds. These non-derivative debt instruments act as partial hedges of the Company’s Euro and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $0.8 million at December 31, 2022. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Western Europe. At December 31, 2022, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be $1.1 million.

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

Index
Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(In thousands except per share amounts)	2022	2021	2020
Revenue	$1,437,039	$1,380,264	$1,332,001
Cost of products sold	947,928	925,603	908,254
Selling and administrative expenses	292,360	284,633	271,091
Operating income	196,751	170,028	152,656
Interest expense	14,547	12,544	14,811
Earnings before income taxes	182,204	157,484	137,845
Income taxes	41,317	38,739	28,373
Net earnings	$140,887	$118,745	$109,472

Earnings per common share:
Basic	$3.36	$2.82	$2.59
Diluted	$3.34	$2.81	$2.59

Weighted average number of common shares outstanding:
Basic	41,888	42,077	42,301
Diluted	42,213	42,258	42,346

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net earnings	$140,887	$118,745	$109,472
Cash flow hedges adjustment, net of tax (benefit) expense of $(471), $(430), and $524, respectively	(805)	(543)	948
Pension adjustment, net of tax (benefit) expense of $(462), $577, and $(475), respectively	(1,439)	1,612	(1,293)
Foreign currency translation on net investment hedges	19,340	17,937	(24,044)
Tax effect of current year activity on net investment hedges	(4,804)	(4,455)	5,973
Foreign currency translation on long-term intercompany loans	(2,468)	13,798	(7,731)
Tax effect of current year activity on intercompany long-term loans	(2,408)	(3,990)	3,757
Reclassification of cumulative translation to net earnings	-	10,203	(8,625)
Other foreign currency translation	(33,476)	(50,099)	34,932
Total comprehensive income	$114,827	$103,208	$113,389

See notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share amounts)	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$20,921	$25,740
Trade accounts receivable	302,109	261,121
Inventories	564,110	411,635
Prepaid expenses and other current assets	47,640	42,657
Total current assets	934,780	741,153
Other assets	96,609	92,952
Deferred tax assets	32,717	29,901
Intangible assets, net	18,600	14,975
Goodwill	415,715	420,034
Property, Plant, and Equipment:
Land	31,444	31,028
Buildings	322,268	315,207
Machinery and equipment	722,294	715,344
Construction in progress	65,809	32,801
	1,141,815	1,094,380
Less accumulated depreciation	(658,622)	(647,902)
	483,193	446,478
Total assets	$1,981,614	$1,745,493

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$142,365	$125,519
Accrued salaries, wages, and withholdings from employees	43,738	40,939
Other accrued expenses	51,231	46,292
Income taxes	14,446	11,016
Short-term borrowings	20,373	8,539
Total current liabilities	272,153	232,305
Deferred tax liabilities	15,977	14,349
Other liabilities	37,191	28,829
Accrued employee and retiree benefits	26,364	28,579
Long-term debt	630,331	503,006
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid-in capital	124,043	111,352
Earnings reinvested in the business	1,702,700	1,630,713
Treasury stock, 12,058,773 and 12,107,549 shares, respectively, at cost	(631,853)	(634,408)
Accumulated other comprehensive loss	(200,688)	(174,628)
	999,598	938,425
Total liabilities and shareholders’ equity	$1,981,614	$1,745,493

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net earnings	$140,887	$118,745	$109,472
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	52,467	52,051	49,641
Share-based compensation expense	16,138	9,573	5,608
Net loss (gain) on assets	276	331	(252)
Net (gain) loss on divestitures and other charges	(2,532)	14,021	6,904
Deferred income taxes	(11,010)	(6,071)	(8,705)
Changes in operating assets and liabilities:
Trade accounts receivable	(46,086)	(34,571)	(11,357)
Inventories	(159,014)	(36,323)	46,828
Prepaid expenses and other assets	(5,055)	(6,057)	(12,868)
Trade accounts payable and other accrued expenses	17,489	21,326	15,524
Accrued salaries, wages, and withholdings from employees	3,486	7,321	15,140
Income taxes	4,422	4,275	22
Other liabilities	602	597	2,823
Net cash provided by operating activities	12,070	145,218	218,780

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment	(79,322)	(60,788)	(52,162)
Proceeds from sale of assets	264	216	1,075
Proceeds from divestiture of businesses	2,532	37,790	12,595
Acquisition of new businesses	(22,714)	(13,875)	—
Other investing activities	792	1,097	5,071
Net cash used in investing activities	(98,448)	(35,560)	(33,421)

Cash Flows from Financing Activities
Proceeds from additional borrowings	328,597	112,194	36,667
Debt payments	(171,447)	(110,168)	(154,348)
Purchase of treasury stock	—	(42,511)	—
Dividends paid	(68,915)	(66,694)	(66,057)
Other financing activities	(2,056)	(582)	(415)
Net cash provided by (used in) financing activities	86,179	(107,761)	(184,153)

Effect of exchange rate changes on cash and cash equivalents	(4,620)	(927)	2,411

Net (decrease) increase in cash and cash equivalents	(4,819)	970	3,617
Cash and cash equivalents at beginning of year	25,740	24,770	21,153

Cash and cash equivalents at end of year	$20,921	$25,740	$24,770

Cash paid during the year for:
Interest	$14,716	$12,593	$14,751
Income taxes	48,242	29,224	44,755
Capitalized interest	910	471	514

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
amounts)	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2019	$5,396	$98,425	$1,536,100	11,682,636	$(595,324)	$(163,008)
Net earnings			109,472
Other comprehensive income						3,917
Cash dividends paid – $1.56 per share			(66,057)
Share-based compensation		5,608
Non-vested stock issued upon vesting		(1,352)		(26,515)	1,352
Benefit plans		241		(16,344)	833
Other		(13)	(853)	7,850	(401)
Balances at December 31, 2020	5,396	102,909	1,578,662	11,647,627	(593,540)	(159,091)
Net earnings			118,745
Other comprehensive loss						(15,537)
Cash dividends paid – $1.58 per share			(66,694)
Share-based compensation		9,573
Non-vested stock issued upon vesting		(1,264)		(24,711)	1,264
Benefit plans		338		(14,791)	756
Purchase of treasury stock				492,045	(42,511)
Other		(204)		7,379	(377)
Balances at December 31, 2021	5,396	111,352	1,630,713	12,107,549	(634,408)	(174,628)
Net earnings			140,887
Other comprehensive loss						(26,060)
Cash dividends paid – $1.64 per share			(68,915)
Share-based compensation		16,138
Non-vested stock issued upon vesting		(3,239)		(61,821)	3,239
Benefit plans		560		(11,786)	618
Other		(768)	15	24,831	(1,302)
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2022, 2021, and 2020

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, restructuring including operational improvement plans, divestiture, share-based compensation, the one-time COVID-19 employee payment in 2020, and other costs are included in the “Corporate & Other” category. In the second quarter of 2020, the Company divested its inks product line; in the third quarter of 2020, the Company divested its yogurt fruit preparations product line; and in the second quarter of 2021, the Company divested its fragrances (excluding essential oils) product line.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, coupled with the Company’s purchase order acceptances, to be the contracts with the customer. For each contract, the Company considers the identified performance obligation to be the promise to transfer products. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment and then determines the net consideration to which the Company expects to be entitled. In addition, the Company assesses the customer’s ability to pay as part of its evaluation of the contract. As the Company’s standard payment terms are less than one year, the Company elected the practical expedient under Accounting Standards Codification (ASC) 606-10-32-18, and determined that its contracts do not have a significant financing component. The Company allocates the transaction price to each distinct product based on the relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company, and the Company has no remaining obligations, which is typically at shipment. In certain locations, primarily outside the United States, product delivery terms may vary. Thus, in such locations, the point at which control of the product transfers to the customer and revenue recognition occurs will vary accordingly.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method. Inventories include finished and in-process products totaling $385.2 million and $280.2 million at December 31, 2022 and 2021, respectively, and raw materials and supplies of $178.9 million and $131.4 million at December 31, 2022 and 2021, respectively.

The Company recorded a non-cash charge of $0.1 million and $1.8 million in Cost of Products Sold related to the divested product lines in 2021 and 2020, respectively. There were no non-cash charges recorded in 2022 related to the divested product lines. The non-cash charge reduced the carrying value of certain inventories, as they were determined to be excess. See Note 14, Divestitures, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2022, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2021 and 2020, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2022, 2021, or 2020.

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

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 25 years. These assets include technological know-how, customer relationships, patents, trademarks, trade secrets, and non-compete agreements, among others.

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

Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2022, 2021, and 2020.

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

The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(In thousands except per share amounts)	2022	2021	2020
Numerator:
Net earnings	$140,887	$118,745	$109,472
Denominator:
Denominator for basic EPS - weighted average common shares	41,888	42,077	42,301
Effect of dilutive securities	325	181	45
Denominator for diluted EPS - diluted weighted average shares outstanding	42,213	42,258	42,346

Earnings per Common Share:
Basic	$3.36	$2.82	$2.59
Diluted	$3.34	$2.81	$2.59

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2022, 2021, and 2020.

All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in Selling and Administrative Expenses in the year they are incurred. Research and development costs were $42.2 million, $34.3 million, and $38.5 million, during the years ended December 31, 2022, 2021, and 2020, respectively.

Advertising
Advertising costs are recorded in Selling and Administrative Expenses as they are incurred. Advertising costs were $1.9 million, $2.4 million, and $2.0 million, during the years ended December 31, 2022, 2021, and 2020, respectively.

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

2. Acquisitions

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

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed, with $1.7 million of such amount being held back by the Company for 12 months to satisfy any indemnification claims that may arise. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $9.0 million and identified intangible assets, principally technological know-how and customer relationships, of $4.9 million. The remaining $9.4 million was allocated to goodwill. The Company is still in the process of finalizing the estimated values for identifiable intangible assets and fixed assets. The Company anticipates completing this analysis in 2023. This business is now part of the Color segment.

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

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2020	$3,891
Provision for expected credit losses	1,631
Accounts written off	(434)
Translation and other activity	(211)
Balance at December 31, 2021	$4,877
Provision for expected credit losses	944
Accounts written off	(1,305)
Translation and other activity	(80)
Balance at December 31, 2022	$4,436

Index
4. Goodwill and Intangible Assets

At December 31, 2022 and 2021, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2022 and 2021:

		2022		2021
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	14.4	$12,005	$(3,383)	$8,870	$(2,314)
Customer relationships	19.0	9,697	(2,691)	7,084	(2,269)
Patents, trademarks, non-compete agreements, and other	15.6	11,596	(8,624)	11,606	(8,002)
Total finite-lived intangibles	16.2	$33,298	$(14,698)	$27,560	$(12,585)

Amortization of intangible assets was $2.0 million in 2022, $1.8 million in 2021, and $1.5 million in 2020. Estimated amortization expense, for the five years subsequent to December 31, 2022, is $2.3 million in 2023; $2.0 million in 2024; $2.0 million in 2025; $1.8 million in 2026; and $1.6 million in 2027.

The changes in goodwill for the years ended December 31, 2022 and 2021, by reportable business segment, were as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Balance as of December 31, 2020	$112,370	$305,263	$5,657	$423,290
Currency translation impact	(17,298)	6,001	(603)	(11,900)
Goodwill related to divestitures(1)	(812)	—	—	(812)
Acquisitions(2)	9,456	—	—	9,456
Balance as of December 31, 2021	$103,716	$311,264	$5,054	$420,034
Currency translation impact	(2,796)	(10,625)	(338)	(13,759)
Acquisitions(2)	—	9,440	—	9,440
Balance as of December 31, 2022	$100,920	$310,079	$4,716	$415,715

(1)
In the fourth quarter of 2019, the Company met all of the assets held for sale criteria related to the divestitures of its inks product line and fragrances product line (excluding its essential oils product line). Goodwill was allocated to those disposal groups and was determined to be fully impaired based on the estimated fair value of each of the disposal groups. In 2021, the fair value of the fragrances product line (excluding its essential oils product line) disposal group increased, which increased the value of goodwill allocated to the disposal group by $0.8 million. See Note 14, Divestitures, for additional information.

(2)	In 2021, the Company acquired Flavor Solutions, Inc. In 2022, the Company acquired Endemix. See Note 2, Acquisitions, for additional information.

5. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $11.3 million, $9.6 million, and $10.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

For the years ended December 31, 2022, 2021, and 2020, the Company paid $9.3 million, $8.2 million, and $9.2 million, respectively, in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $17.2 million, $9.8 million, and $13.0 million of right-of-use assets in exchange for operating lease obligations for the years ended December 31, 2022, 2021, and 2020, respectively.

Index
The Company included $36.3 million and $26.5 million of right-of-use assets in Other Assets, $8.2 million and $6.2 million of operating lease liabilities in Other Accrued Expenses, and $28.0 million and $20.6 million of operating lease liabilities in Other Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

The Company’s weighted average remaining operating lease term was 6.5 years as of December 31, 2022. The Company’s weighted average discount rate for operating leases was 3.6% as of December 31, 2022.

As of December 31, 2022, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)
Year ending December 31,
2023	$9,297
2024	8,218
2025	4,827
2026	3,559
2027	2,969
Thereafter	12,035
Total lease payments	40,905
Less imputed interest	(4,638)
Present value of lease liabilities	$36,267

6. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(In thousands)	2022	2021
3.66% senior notes due November 2023	$75,000	$75,000
3.65% senior notes due May 2024	27,000	27,000
4.19% senior notes due November 2025	25,000	25,000
1.85% Euro-denominated senior notes due November 2022	-	76,017
3.06% Euro-denominated senior notes due November 2023	40,945	43,487
1.27% Euro-denominated senior notes due May 2024	53,527	56,850
1.71% Euro-denominated senior notes due May 2027	42,822	45,480
2.53% British Pound-denominated notes due November 2023	30,208	33,829
2.76% British Pound-denominated notes due November 2025	30,208	33,829
Euro-denominated term loan	80,291	-
Revolving Credit Facilities	225,469	86,000
Various other notes	622	1,137
Total debt	631,092	503,629
Less debt fees	(260)	(136)
Less current portion	(501)	(487)
Total long-term debt	$630,331	$503,006

In May 2021, the Company executed an amended and restated credit agreement (Credit Agreement) with a syndicate of banks to extend the maturity of Sensient’s $350 million multi-currency revolving credit facility from May 2022 to May 2026 and to modify certain other provisions of the credit agreement as set forth therein. In December 2022, the Company amended the Credit Agreement to, among other things, transition from the London Inter-Bank Offered Rate to: (i) the Secured Overnight Financing Rate (SOFR) as the benchmark rate under the Credit Agreement for borrowings denominated in U.S. dollars and (ii) the Euro Interbank Offered Rate for borrowings denominated in Euros. Borrowings under the revolving credit facility bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.

Index
In August 2022, the Company amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to increase the program amount from $30 million to $85 million. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $85 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is the SOFR as administered by the Federal Reserve Bank of New York plus a 10 basis point Term SOFR Adjustment plus an Applicable Margin of 70 basis points. The Company has the intent and ability either to repay the Secured Loan with available funds from the Company’s existing long-term revolving credit facility or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2022, the amount was fully drawn.

In November 2022, the Company entered into a 75 million Euro unsecured term loan (Term Loan) with PNC Bank, N.A (PNC Bank) that matures in November 2024. The Company immediately borrowed the full amount of the Term Loan and used the proceeds to repay the 66.9 million Euro 1.85% senior note that came due in November 2022 and a portion of outstanding borrowings on the Company’s revolving credit facility. The term loan will act as a partial hedge of the Company’s net asset position in Euros. See Note 7, Derivative Instruments and Hedging Activity, for additional information. Borrowings on the Term Loan bear interest at a variable rate, based upon the Eurocurrency Rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. The average interest rate on the Term Loan was 2.72% for the year ended December 31, 2022.

The borrowings under the revolving credit facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 3.01% and 1.33% for the years ended December 31, 2022 and 2021, respectively.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2022, are as follows:

(In thousands)
Year ending December 31,
2023	$231,654
2024	160,939
2025	55,208
2026	140,469
2027	42,822
Total long-term debt maturities	$631,092

The Company had $206.7 million available under the revolving credit facility and $25.5 million available under other lines of credit from several banks at December 31, 2022.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The most restrictive loan covenants require a Leverage Ratio less than 3.5 and an Interest Coverage Ratio greater than 3.0, in each case, as defined in the Company’s Credit Agreement. The Company is in compliance with all of these restrictions at December 31, 2022.

The Company had stand-by and trade letters of credit outstanding of $2.8 million as of both December 31, 2022 and 2021.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(In thousands)	2022	2021
U.S. credit facilities	$19,872	$7,284
Current maturities of long-term debt	501	487
Loans of foreign subsidiaries	-	768
Total	$20,373	$8,539

The weighted average interest rates on short-term borrowings were 5.47% and 1.55% at December 31, 2022 and 2021, respectively.

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

Index
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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $70.1 million and $48.6 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021, and 2020, gains of $1.0 million and $1.3 million and a loss of $1.3 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of December 31, 2022 and 2021, the total value of the Company’s net investment hedges was $315.5 million and $289.5 million, respectively. These net investment hedges include Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. The impact of foreign exchange rates on these debt instruments decreased debt by $19.3 million and $17.9 million for the years ended December 31, 2022 and 2021, respectively, and are recorded as foreign currency translation in OCI. For the year ended December 31, 2022, there was no reclassification of OCI with respect to net investment hedges into net earnings. For the years ended December 31, 2021 and 2020, losses of $4.2 million and $10.8 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In 2021, the losses were primarily associated with the partial termination of the net investment hedge related to the Euro debt in connection with the sale of the fragrances product line, including the Spanish legal entity. In 2020, the losses were primarily associated with the termination of the net investment hedge related to the Swiss Franc debt that terminated in connection with the sale of the inks product line, including its Swiss legal entity. See Note 14, Divestitures, for additional information.

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

8. Share-Based Compensation

The Company has traditionally maintained separate stock plans for non-employee directors, the 2012 Non-Employee Directors Stock Plan, and employees, the 2017 Stock Plan, under which directors and employees may be granted non-vested stock that vests over a specific time-period. In April 2017, the shareholders of the Company approved the 2017 Stock Plan authorizing 1.8 million shares for issuance as non-vested stock in the form of restricted stock, restricted stock units, performance stock units, non-qualified stock options, incentive stock options, and stock appreciation rights. In April 2022, the shareholders of the Company approved an Amended and Restated 2017 Stock Plan. The Amended and Restated 2017 Stock plan incorporates substantially all of the key terms of the Company’s 2012 Non-Employee Directors Stock Plan into the Company’s existing 2017 Stock Plan, creating one omnibus plan covering the Company’s non-employee directors, officers, and key employees. The total number of shares of common stock reserved for issuance under the Amended and Restated 2017 Stock Plan increased by 350 thousand shares (from 1.8 million to 2.15 million in aggregate), plus any cancellations of shares issued under the Amended and Restated 2017 Stock Plan. As of December 31, 2022, there were 1.3 million shares available to issue as non-vested stock under the Company’s Amended and Restated 2017 Stock Plan. The Company may also issue up to 0.2 million shares of stock pursuant to its 1999 Amended and Restated Directors Deferred Compensation Plan.

The Company recognizes expense for shares of non-vested stock over a three-year vesting period with a pro-rata vesting upon retirement. During the period of restriction, the holder of non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. The holders of the performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and shares of stock issued.

Index
Grants issued after December 2013 and before December 2020 to elected officers consist of 100% performance stock unit awards. These awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 200% of the original grant. Starting with the December 2020 grant, grants issued to elected officers consist of 60% performance stock unit awards and 40% non-vested restricted stock awards. The performance stock unit awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 200% of the original grant. The non-vested restricted stock awards granted are based on a three-year vesting period with a pro-rata vesting upon retirement.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2019	404	$64.89	26,710
Granted	142	65.61
Vested	(27)	74.21
Cancelled	(68)	73.39
Outstanding at December 31, 2020	451	$63.28	33,283
Granted	129	90.10
Vested	(25)	61.91
Cancelled	(73)	72.37
Outstanding at December 31, 2021	482	$69.15	$48,271
Granted	168	73.52
Vested	(62)	58.81
Cancelled	(69)	58.62
Outstanding at December 31, 2022	519	$73.19	$37,883

The total intrinsic values of shares vested during 2022, 2021, and 2020, was $5.1 million, $1.9 million, and $1.4 million, respectively.

As of December 31, 2022, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $23.3 million, which will be amortized over the weighted average remaining service period of 2.15 years.

Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Earnings was $16.1 million, $9.6 million, and $5.6 million in 2022, 2021, and 2020, respectively. The Company also recognized tax related benefits of $1.2 million, $1.0 million, and $0.8 million, in 2022, 2021, and 2020, respectively.

9. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $7.8 million in 2022, $6.7 million in 2021, and $6.1 million in 2020.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(In thousands)	2022	2021
Benefit obligation at beginning of year	$41,780	$45,631
Service cost	1,622	1,740
Interest cost	953	851
Foreign currency exchange rate changes	(1,488)	(291)
Benefits and settlements paid	(1,724)	(3,298)
Actuarial gain	(8,776)	(2,853)
Benefit obligation at end of year	32,367	41,780
Plan assets at beginning of year	32,982	35,676
Company contributions	1,027	947
Foreign currency exchange rate changes	(2,430)	(297)
Benefits paid	(1,724)	(1,718)
Settlement payments	-	(1,580)
Actual loss on plan assets	(9,926)	(46)
Plan assets at end of year	19,929	32,982
Funded status	$(12,438)	$(8,798)
Accumulated benefit obligation	$31,472	$40,873

Amounts recognized in the Consolidated Balance Sheets at December 31:

(In thousands)	2022	2021
Accrued employee and retiree benefits	$(16,822)	$(18,375)
Other accrued expenses	(745)	(693)
Other assets	5,129	10,270
Net liability	$(12,438)	$(8,798)

Components of annual benefit cost:
(In thousands)	2022	2021	2020
Service cost	$1,622	$1,740	$1,601
Interest cost	953	851	1,022
Expected return on plan assets	(785)	(728)	(813)
Recognized actuarial loss	32	267	41
Settlement income	-	(151)	-
Defined benefit expense	$1,822	$1,979	$1,851

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

Weighted average liability assumptions as of December 31:
	2022	2021
Discount rate	5.12%	2.35%
Expected return on plan assets	4.89%	2.54%
Rate of compensation increase	0.90%	1.02%

Weighted average cost assumptions for the year ended December 31:

	2022	2021	2020
Discount rate	2.35%	1.87%	2.69%
Expected return on plan assets	2.54%	2.17%	2.68%
Rate of compensation increase	1.02%	1.07%	0.88%

The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2022, which include employees’ expected future service, are as follows: 2023, $1.7 million; 2024, $9.0 million; 2025, $1.5 million; 2026, $1.6 million; 2027, $1.6 million; and $10.1 million in total for the years 2028 through 2032.

The Company expects to contribute $0.8 million to defined benefit plans in 2023.

Index
Amounts in accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2022	2021
Unrecognized net actuarial loss	$2,210	$221
Prior service cost	153	179
Total before tax effects	$2,363	$400

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2022	2021	2020
Net actuarial (loss) gain arising during the period	$(1,466)	$1,528	$(1,293)
Prior service cost	-	-	(32)
Amortization of actuarial loss, included in defined benefit expense	27	84	32
Pension adjustment, net of tax	$(1,439)	$1,612	$(1,293)

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2022 and 2021:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy
(In thousands)	2022	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3
Equity Funds
Domestic	$5,208	$5,208	$—	$—	$7,033	$7,033	$—	$—
International	55	—	55	—	79	—	79	—
International Fixed Income Funds	14,551	1,060	13,491	—	25,732	889	24,843	—
Other investments	115	84	31	—	138	115	23	—
Total assets at fair value	$19,929	$6,352	$13,577	$—	$32,982	$8,037	$24,945	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
10. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2022, 2021, and 2020:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2019	$(199)	$(672)	$(162,137)	$(163,008)
Other comprehensive income (loss) before reclassifications	(374)	(1,325)	12,887	11,188
Amounts reclassified from OCI	1,322	32	(8,625)	(7,271)
Balance as of December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	775	1,528	(26,809)	(24,506)
Amounts reclassified from OCI	(1,318)	84	10,203	8,969
Balance as of December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	215	(1,466)	(23,816)	(25,067)
Amounts reclassified from OCI	(1,020)	27	-	(993)
Balance as of December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
(1)	Cash Flow Hedges and Pension Items are net of tax.

11. Income Taxes

Earnings before income taxes were as follows:

(In thousands)	2022	2021	2020
United States	$73,192	$71,764	$72,593
Foreign	109,012	85,720	65,252
Total	$182,204	$157,484	$137,845

The provision for income taxes was as follows:

(In thousands)	2022	2021	2020
Current income tax expense:
Federal	$21,640	$16,807	$9,660
State	5,138	5,128	3,000
Foreign	25,549	22,875	24,418
	52,327	44,810	37,078
Deferred benefit:
Federal	(8,520)	(4,159)	(6,918)
State	(1,353)	(1,189)	(565)
Foreign	(1,137)	(723)	(1,222)
	(11,010)	(6,071)	(8,705)
Income taxes	$41,317	$38,739	$28,373

The reconciliation between the U.S. Federal tax rate and the actual effective tax rate was as follows:

	2022	2021	2020
Taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.7	3.0	2.2
Tax credits	(1.3)	(1.4)	(1.5)
Taxes on foreign earnings	2.9	4.7	2.8
Global Intangible Low-Taxed Income	0.4	0.7	0.1
Foreign Derived Intangible Income	(1.0)	(0.9)	(1.1)
Loss on balance sheet hedge	-	0.7	2.0
Resolution of prior years’ tax matters	(0.1)	(0.4)	(0.1)
Valuation allowance adjustments	(2.7)	(2.9)	(3.7)
Nondeductible compensation	1.9	1.1	-
Other, net	(0.1)	(1.0)	(1.1)
Effective tax rate	22.7%	24.6%	20.6%
Certain reclassifications to prior year amounts have been made to conform to current year presentation.

Index
Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from Global Intangible Low-Taxed Income (GILTI). The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rates in 2022, 2021, and 2020 were all impacted by tax costs related to the divestitures and the release of valuation allowances related to the foreign tax credit carryover and net operating losses.

The Company’s valuation allowance at December 31, 2022 and 2021 was $28.1 million and $34.2 million, respectively. In 2022 and 2021, the valuation allowance related to foreign tax credits and state and foreign NOLs was reduced. During 2020, the Company completed tax planning strategies and Federal tax regulations were finalized that resulted in the partial release of this valuation allowance.

The increase of the 2021 effective tax rate from GILTI compared to 2020 is primarily related to not filing the high tax election given the foreign rate mix.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(In thousands)	2022	2021
Deferred tax assets:
Benefit plans	$8,601	$8,144
Liabilities and reserves	18,623	16,577
Operating loss and credit carryovers	60,070	68,646
Capitalized research and development costs	7,882	-
Other	4,414	10,031
Gross deferred tax assets	99,590	103,398
Valuation allowance	(28,073)	(34,242)
Deferred tax assets	71,517	69,156
Deferred tax liabilities:
Property, plant, and equipment	(34,174)	(32,560)
Goodwill	(20,603)	(21,044)
Deferred tax liabilities	(54,777)	(53,604)
Net deferred tax assets	$16,740	$15,552
Certain reclassifications to prior year amounts have been made to conform to current year presentation.

At December 31, 2022, foreign tax credit carryovers were $34.3 million, all of which expires before 2035. At December 31, 2022, foreign operating loss carryovers were $68.2 million. Included in the foreign operating loss carryovers are losses of $8.0 million that expire through 2036 and $60.2 million that expire after 2036 or do not have an expiration date. At December 31, 2022, state operating loss carryovers were $119 million, which expire prior to 2036.

The Company is electing to recognize GILTI as a period expense in the period the tax is incurred.

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2022, no additional income or withholding taxes have been provided for the $673.9 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $34.7 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2022 and 2021 is as follows:

(In thousands)	2022	2021
Balance at beginning of year	$3,761	$7,445
Increases for tax positions taken in the current year	800	715
Decreases related to settlements with tax authorities	(209)	(3,643)
Decreases as a result of lapse of the applicable statutes of limitations	(338)	(367)
Foreign currency exchange rate changes	(75)	(389)
Balance at the end of year	$3,939	$3,761

Index
The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $3.9 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. $0.4 million of accrued interest and penalties were reported as an income tax liability as of both December 31, 2022 and 2021. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2022.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2022, will decrease by approximately $0.8 million during 2023, of which $0.7 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2023. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before divestiture & other related costs and income, share-based compensation, restructuring and other charges including operational improvement plan costs and income, the one-time COVID-19 employee payment in 2020, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of accounts receivables from the securitization program, investments, deferred tax assets, and fixed assets.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before divestiture & other related costs and income, share-based compensation, and restructuring and other charges including operational improvement plan costs and income, which are reported in Corporate & Other.

The Company’s three reportable segments are Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumers and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals, and nutraceuticals; colors, ingredients, and systems for personal care; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, operational improvement plan expenses and income, the one-time COVID-19 employee payment, and other costs are included in the “Corporate & Other” category.

Index
Divestiture & other related costs and income and restructuring and other costs, including the operational improvement plan costs and income, for the years ended December 31, 2022, 2021, and 2020, are further described in Note 14, Divestitures, and Note 15, Operational Improvement Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2022:
Revenue from external customers	$710,592	$583,379	$143,068	$—	$1,437,039
Intersegment revenue	27,411	20,638	513	—	48,562
Total revenue	738,003	604,017	143,581	—	1,485,601

Operating income (loss)	105,424	114,619	29,492	(52,784)	196,751
Interest expense	—	—	—	14,547	14,547
Earnings (loss) before income taxes	105,424	114,619	29,492	(67,331)	182,204

Assets	738,181	849,425	115,132	278,876	1,981,614
Capital expenditures	40,805	30,300	2,164	6,053	79,322
Depreciation and amortization	26,660	20,174	2,489	3,144	52,467

2021:
Revenue from external customers	$717,688	$527,626	$134,950	$—	$1,380,264
Intersegment revenue	21,739	17,644	398	—	39,781
Total revenue	739,427	545,270	135,348	—	1,420,045

Operating income (loss)	98,660	103,575	26,330	(58,537)	170,028
Interest expense	—	—	—	12,544	12,544
Earnings (loss) before income taxes	98,660	103,575	26,330	(71,081)	157,484

Assets	639,992	738,139	108,126	259,236	1,745,493
Capital expenditures	35,846	16,806	2,813	5,323	60,788
Depreciation and amortization	26,020	20,572	2,748	2,711	52,051

2020:
Revenue from external customers	$724,483	$486,536	$120,982	$—	$1,332,001
Intersegment revenue	17,552	14,482	245	—	32,279
Total revenue	742,035	501,018	121,227	—	1,364,280

Operating income (loss)	90,974	96,034	22,075	(56,427)	152,656
Interest expense	—	—	—	14,811	14,811
Earnings (loss) before income taxes	90,974	96,034	22,075	(71,238)	137,845

Assets	686,348	718,665	100,258	235,589	1,740,860
Capital expenditures	24,541	19,840	2,687	5,094	52,162
Depreciation and amortization	24,801	19,368	2,578	2,894	49,641

Index
Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2022:
Revenue from external customers:
North America	$541,120	$304,778	$120	$—	$846,018
Europe	115,925	151,437	213	—	267,575
Asia Pacific	29,092	61,064	139,134	—	229,290
Other	24,455	66,100	3,601	—	94,156
Total revenue from external customers	$710,592	$583,379	$143,068	$—	$1,437,039
Long-lived assets:
North America	$286,497	$271,075	$—	$107,784	$665,356
Europe	86,248	236,719	—	24	322,991
Asia Pacific	237	3,796	29,915	—	33,948
Other	389	24,150	—	—	24,539
Total long-lived assets	$373,371	$535,740	$29,915	$107,808	$1,046,834

2021:
Revenue from external customers:
North America	$523,960	$263,031	$116	$—	$787,107
Europe	135,348	142,741	140	—	278,229
Asia Pacific	29,880	59,914	131,772	—	221,566
Other	28,500	61,940	2,922	—	93,362
Total revenue from external customers	$717,688	$527,626	$134,950	$—	$1,380,264
Long-lived assets:
North America	$268,934	$250,682	$—	$105,150	$624,766
Europe	91,934	225,916	—	25	317,875
Asia Pacific	275	4,513	32,901	—	37,689
Other	568	23,442	—	—	24,010
Total long-lived assets	$361,711	$504,553	$32,901	$105,175	$1,004,340

2020:
Revenue from external customers:
North America	$491,641	$241,608	$81	$—	$733,330
Europe	160,083	129,704	193	—	289,980
Asia Pacific	30,080	52,414	117,427	—	199,921
Other	42,679	62,810	3,281	—	108,770
Total revenue from external customers	$724,483	$486,536	$120,982	$—	$1,332,001
Long-lived assets:
North America	$244,921	$252,906	$—	$102,577	$600,404
Europe	112,424	226,840	—	—	339,264
Asia Pacific	204	4,670	31,834	—	36,708
Other	782	22,116	—	—	22,898
Total long-lived assets	$358,331	$506,532	$31,834	$102,577	$999,274

Sales in the United States, based on the final country of destination of the Company’s products, were $711.1 million, $658.0 million, and $614.3 million, in 2022, 2021, and 2020, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $586.8 million, $550.3 million, and $518.2 million, at December 31, 2022, 2021, and 2020, respectively.

Index
Product Information
The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
2022:
Flavors, Extracts & Flavor Ingredients	$498,055	$—	$—	$498,055
Natural Ingredients	239,948	—	—	239,948
Food & Pharmaceutical Colors	—	437,065	—	437,065
Personal Care	—	165,335	—	165,335
Inks	—	1,617	—	1,617
Asia Pacific	—	—	143,581	143,581
Intersegment Revenue	(27,411)	(20,638)	(513)	(48,562)
Total revenue from external customers	$710,592	$583,379	$143,068	$1,437,039

2021:
Flavors, Extracts & Flavor Ingredients	$455,818	$—	$—	$455,818
Natural Ingredients	255,772	—	—	255,772
Fragrances	22,739	—	—	22,739
Yogurt Fruit Preparations	5,098	—	—	5,098
Food & Pharmaceutical Colors	—	385,069	—	385,069
Personal Care	—	158,237	—	158,237
Inks	—	1,964	—	1,964
Asia Pacific	—	—	135,348	135,348
Intersegment Revenue	(21,739)	(17,644)	(398)	(39,781)
Total revenue from external customers	$717,688	$527,626	$134,950	$1,380,264

2020:
Flavors, Extracts & Flavor Ingredients	$399,331	$—	$—	$399,331
Natural Ingredients	243,161	—	—	243,161
Fragrances	85,354	—	—	85,354
Yogurt Fruit Preparations	14,189	—	—	14,189
Food & Pharmaceutical Colors	—	346,269	—	346,269
Personal Care	—	141,331	—	141,331
Inks	—	13,418	—	13,418
Asia Pacific	—	—	121,227	121,227
Intersegment Revenue	(17,552)	(14,482)	(245)	(32,279)
Total revenue from external customers	$724,483	$486,536	$120,982	$1,332,001

13. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2022 and 2021, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.2 million and an asset of $0.1 million as of December 31, 2022 and 2021, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2022. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2022 and 2021, was $630.8 million and $503.5 million, respectively. The fair value of the long-term debt at December 31, 2022 and 2021, was $622.2 million and $520.0 million, respectively.

Index
14. Divestitures

On June 30, 2020, the Company completed the sale of its inks product line. In 2021 and 2020, the Company received $0.5 million and $11.6 million of net cash, respectively, as part of the sale.

On September 18, 2020, the Company completed the sale of its yogurt fruit preparations product line.The Company received $2.5 million of net cash in 2022 and $1.0 million of net cash in each of 2021 and 2020, as part of the sale.

On April 1, 2021, the Company completed the sale of its fragrances product line (excluding its essential oils product line) for $36.3 million of net cash. As a result of the completion of the sale, the Company recorded a non-cash net loss of $11.3 million for the year ended December 31, 2021, primarily related to the reclassification of accumulated foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

The Company reports all costs and income associated with the divestitures in Corporate & Other. For the year ended December 31, 2022, the Company recorded a $2.5 million gain in Selling and Administrative Expenses associated with the yogurt fruit preparations product line.

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

(1)
Other costs – Selling and administrative expenses include employee separation costs, bad debt expense, environmental remediation costs, professional services, accelerated depreciation, and other related costs.

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

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to property, plant, and equipment and allocated goodwill, during the years ended December 31, 2021 and 2020, when the estimated fair value less costs to sell the product line was lower than its carrying value. The estimated fair values for the inks and fragrances (excluding its essential oils product line) product lines were determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy. The Company recorded non-cash charges in Cost of Products Sold during the years ended December 31, 2021 and 2020, to reduce the carrying value of certain inventories, when they were determined to be excess. The Company recorded a non-cash loss during the year ended December 31, 2021 and a non-cash gain during the year ended December 31, 2020, related to the reclassification of foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

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

The Company reports all costs and income associated with the Operational Improvement Plan in Corporate & Other. There were no Operational Improvement Plan costs recorded for the year ended December 31, 2022.

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

Index
As of December 31, 2021, accrued liabilities in Other Accrued Expenses totaled $0.8 million related to this plan. There were no amounts accrued as of December 31, 2022 related to this plan.

16. Commitments and Contingencies

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

See Note 14, Divestitures, for information about estimated environmental remediation costs associated with our former Granada, Spain location.

17. Subsequent Event

On January 20, 2023, the Company announced its quarterly dividend of 41 cents per share would be payable on March 1, 2023.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Income Taxes--Valuation Allowances for Deferred Tax Assets

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2022, the Company had gross deferred tax assets of $99.6 million, $60.1 million of which relate to net operating losses (NOLs), foreign tax credits and other tax credits reduced by a $28.1 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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
February 17, 2023

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2022, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this Item 9A.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Sensient Technologies Corporation and subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 17, 2023

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Index
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2022 (2023 Proxy Statement), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” “Chief Executive Officer Pay Ratio,” and “Equity Compensation Plan Information” portions of the 2023 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related shareholder matters appearing under “Principal Shareholders” in the 2023 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2023 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2023 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2023 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibit and Financial Statement Schedules.

The consolidated financial statements of Sensient Technologies Corporation and subsidiaries are set forth under Item 8 of this Form 10-K, as indexed below.

List of Financial Statements and Financial Statement Schedule

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2023 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2013 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of November 6, 2015 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.3 to Current Report on Form 8-K dated November 6, 2015 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 3, 2017 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 10.4 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(d)	Third Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.2(d) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

Index
4.1(e)	Fourth Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of April 5, 2013	Exhibit 4.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.2(c)	Second Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.3 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.3(a)	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

4.3(b)	First Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 1, 2018	Exhibit 4.4 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.4	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act	Exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 13, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

10.1(d)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(e)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(f)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index
10.1(g)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(h)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(i)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(k)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(l)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(l)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(l)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

Index
10.1(m)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(m)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(n)	Sensient Technologies Corporation Policy on Recovery of Incentive Compensation from Executives	Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7626)

10.1(o)(1)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(o)(2)	Form of Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(o)(3)	Form of Restricted Stock Unit Agreement	Exhibit 10.2 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(p)	Sensient Technologies Corporation 2017 Stock Plan, as amended and restated	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 16, 2022 (Commission File No. 1-7626)

10.1(q)	Sensient Technologies Management Incentive Compensation Plan, as amended on February 10, 2022	Exhibit 10.1(q) to Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission File No. 1-7626)

10.2(a)	Third Amended and Restated Credit Agreement dated as of May 5, 2021	Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

10.2(b)	First Amendment to the Third Amended and Restated Credit Agreement, dated as of December 14, 2022	Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2022 (Commission File No. 1-7626)

10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

Index
10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

10.4(f)	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2020 (Commission File No. 1-7626)

10.4(g)	Amendment No. 6 to Receivables Purchase Agreement, dated as of November 12, 2020	Exhibit 10.4(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 1-7626)

10.4(h)	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2021	Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2021 (Commission File No. 1-7626)

10.4(i)	Amendment No. 8 to Receivables Purchase Agreement, dated as of February 28, 2022	Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2022 (Commission File No. 1-7626)

10.4(j)	Amendment No. 9 to Receivables Purchase Agreement, dated as of August 31, 2022	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2022 (Commission File No. 1-7626)

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.6	Loan Agreement dated as of November 7, 2022	Exhibit 10.1 to Current Report on Form 8-K filed November 8, 2022 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

101.INS*	Inline Instance Document		X

Index
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2022, 2021, and 2020; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2022, 2021, and 2020; (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022, 2021, and 2020; and (vi) Notes to Consolidated Financial Statements.

Index
Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2022, 2021, and 2020
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2020 Allowance for losses: Trade accounts receivable	$4,563	$565	$0	$1,693	$3,435

2021 Allowance for losses: Trade accounts receivable	$3,435	$1,631	$0	$189	$4,877

2022 Allowance for losses: Trade accounts receivable	$4,877	$944	$0	$1,385	$4,436
(A) Accounts written off, net of recoveries. In 2021, $456 thousand was moved from Assets Held for Sale to Trade Accounts Receivable on the Consolidated Balance Sheet related to the fragrances divestiture.

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

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel and Secretary
Dated: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 17, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Sharad P. Jain
Paul Manning	Sharad P. Jain
Chairman of the Board, President and	Director
Chief Executive Officer

/s/ Stephen J. Rolfs	/s/ Donald W. Landry
Stephen J. Rolfs	Donald W. Landry
Senior Vice President and	Director
Chief Financial Officer

/s/ Tobin Tornehl	/s/ Deborah McKeithan-Gebhardt
Tobin Tornehl	Deborah McKeithan-Gebhardt
Vice President, Controller and	Director
Chief Accounting Officer

/s/ Joseph Carleone	/s/ Scott Morrison
Joseph Carleone	Scott Morrison
Director	Director

/s/ Mario Ferruzzi	/s/ Elaine R. Wedral
Mario Ferruzzi	Elaine R. Wedral
Director	Director

/s/ Carol R. Jackson	/s/ Essie Whitelaw
Carol R. Jackson	Essie Whitelaw
Director	Director