Form 10-Q
period 2023-03-31
SENSIENT TECHNOLOGIES CORP
filed 2023-05-02
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2023
Common Stock, par value $0.10 per share	42,244,371

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2023	2022

Revenue	$369,006	$355,521
Cost of products sold	244,343	230,675
Selling and administrative expenses	73,825	72,057
Operating income	50,838	52,789
Interest expense	6,002	2,993
Earnings before income taxes	44,836	49,796
Income taxes	11,185	12,725
Net earnings	$33,651	$37,071

Weighted average number of common shares outstanding:
Basic	41,970	41,865
Diluted	42,255	42,148

Earnings per common share:
Basic	$0.80	$0.89
Diluted	$0.80	$0.88

Dividends declared per common share	$0.41	$0.41

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Comprehensive income	$49,952	$36,834

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$24,017	$20,921
Trade accounts receivable	312,530	302,109
Inventories	573,706	564,110
Prepaid expenses and other current assets	49,639	47,640

Total current assets	959,892	934,780

Other assets	96,077	96,609
Deferred tax assets	35,108	32,717
Intangible assets, net	18,569	18,600
Goodwill	419,302	415,715
Property, Plant, and Equipment:
Land	31,734	31,444
Buildings	325,796	322,268
Machinery and equipment	738,524	722,294
Construction in progress	73,502	65,809
	1,169,556	1,141,815
Less accumulated depreciation	(675,777)	(658,622)
	493,779	483,193

Total assets	$2,022,727	$1,981,614

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$121,290	$142,365
Accrued salaries, wages, and withholdings from employees	22,788	43,738
Other accrued expenses	48,789	51,231
Income taxes	16,935	14,446
Short-term borrowings	24,849	20,373

Total current liabilities	234,651	272,153

Deferred tax liabilities	16,200	15,977
Other liabilities	36,652	37,191
Accrued employee and retiree benefits	27,224	26,364
Long-term debt	679,779	630,331
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	112,589	124,043
Earnings reinvested in the business	1,719,096	1,702,700
Treasury stock, at cost	(624,473)	(631,853)
Accumulated other comprehensive loss	(184,387)	(200,688)

Total shareholders’ equity	1,028,221	999,598

Total liabilities and shareholders’ equity	$2,022,727	$1,981,614

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net earnings	$33,651	$37,071
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	14,150	13,056
Share-based compensation expense	2,267	4,163
Net loss (gain) on assets	8	(48)
Deferred income taxes	(2,351)	4,211
Changes in operating assets and liabilities:
Trade accounts receivable	(7,142)	(20,841)
Inventories	(4,374)	(11,901)
Prepaid expenses and other assets	(2,062)	(11,111)
Accounts payable and other accrued expenses	(19,251)	(10,267)
Accrued salaries, wages, and withholdings from employees	(21,187)	(12,425)
Income taxes	2,548	7,063
Other liabilities	698	137

Net cash used in operating activities	(3,045)	(892)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(22,278)	(12,736)
Proceeds from sale of assets	1	89
Other investing activities	(602)	434

Net cash used in investing activities	(22,879)	(12,213)

Cash flows from financing activities:
Proceeds from additional borrowings	50,827	40,099
Debt payments	(1,351)	(6,275)
Dividends paid	(17,255)	(17,211)
Other financing activities	(7,669)	(1,679)

Net cash provided by financing activities	24,552	14,934

Effect of exchange rate changes on cash and cash equivalents	4,468	4,606

Net increase in cash and cash equivalents	3,096	6,435
Cash and cash equivalents at beginning of period	20,921	25,740
Cash and cash equivalents at end of period	$24,017	$32,175

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended March 31, 2023	Stock	Capital	Business	Shares	Amount	Income (Loss)	Equity
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)	$999,598
Net earnings	-	-	33,651	-	-	-	33,651
Other comprehensive income	-	-	-	-	-	16,301	16,301
Cash dividends paid – $0.41 per share	-	-	(17,255)	-	-	-	(17,255)
Share-based compensation	-	2,267	-	-	-	-	2,267
Non-vested stock issued upon vesting	-	(11,956)	-	(228,181)	11,956	-	-
Benefit plans	-	375	-	(18,172)	952	-	1,327
Other	-	(2,140)	-	105,524	(5,528)	-	(7,668)
Balances at March 31, 2023	$5,396	$112,589	$1,719,096	11,917,944	$(624,473)	$(184,387)	$1,028,221

Three Months Ended March 31, 2022
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)	$938,425
Net earnings	-	-	37,071	-	-	-	37,071
Other comprehensive loss	-	-	-	-	-	(237)	(237)
Cash dividends paid – $0.41 per share	-	-	(17,211)	-	-	-	(17,211)
Share-based compensation	-	4,163	-	-	-	-	4,163
Non-vested stock issued upon vesting	-	(2,478)	-	(47,298)	2,478	-	-
Benefit plans	-	560	-	(11,786)	618	-	1,178
Other	-	(624)	15	20,403	(1,070)	-	(1,679)
Balances at March 31, 2022	$5,396	$112,973	$1,650,588	12,068,868	$(632,382)	$(174,865)	$961,710

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Expenses are charged to operations in the period incurred.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2022, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Acquisition

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed, with $1.7 million of such amount being held back by the Company for 12 months to satisfy any indemnification claims that may arise. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $8.9 million and identified intangible assets, principally technological know-how and customer relationships, of $4.9 million. The remaining $9.5 million was allocated to goodwill. The Company is still in the process of finalizing the estimated values for identifiable intangible assets and fixed assets. The Company will complete this analysis in 2023. This business is part of the Color segment.

3.	Trade Accounts Receivable

Trade accounts receivables are recorded at their face amount, less an allowance for expected losses on doubtful accounts. The allowance for doubtful accounts is calculated based on customer-specific analysis and an aging methodology using historical loss information. The Company believes historical loss information is a reasonable basis for expected credit losses as the Company’s historical credit loss experience correlates with its customer delinquency status. This information is also adjusted for any known current economic conditions. Forecasted economic conditions have not had a significant impact on the current credit loss estimate due to the short-term nature of the Company’s customer receivables; however, the Company will continue to monitor and evaluate the rapidly changing economic conditions. Additionally, as the Company only has one portfolio segment, there are not different risks between portfolios. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three month periods ended March 31, 2023 and 2022:

(In thousands) Three Months Ended March 31, 2023	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	120
Accounts written off	(614)
Translation and other activity	103
Balance at March 31, 2023	$4,045

(In thousands) Three Months Ended March 31, 2022	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	285
Accounts written off	(367)
Translation and other activity	117
Balance at March 31, 2022	$4,912

Index
4.	Inventories

At March 31, 2023, and December 31, 2022, inventories included finished and in-process products totaling $372.6 million and $385.2 million, respectively, and raw materials and supplies of $201.1 million and $178.9 million, respectively.

5.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2023 and December 31, 2022. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.2 million and a liability of $0.2 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2023 and December 31, 2022, was $680.2 million and $630.8 million, respectively. The fair value of the long-term debt at March 31, 2023 and December 31, 2022, was $672.5 million and $622.2 million, respectively.

6.	Segment Information

The Company evaluates performance based on operating income before share-based compensation, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for personal care, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products in the Asia Pacific countries. The Company’s corporate expenses and share-based compensation are included in the “Corporate & Other” category.

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2023:
Revenue from external customers	$171,972	$156,949	$40,085	$-	$369,006
Intersegment revenue	6,880	4,212	-	-	11,092
Total revenue	$178,852	$161,161	$40,085	$-	$380,098

Operating income (loss)	$22,180	$31,885	$9,241	$(12,468)	$50,838
Interest expense	-	-	-	6,002	6,002
Earnings (loss) before income taxes	$22,180	$31,885	$9,241	$(18,470)	$44,836

Three months ended March 31, 2022:
Revenue from external customers	$175,202	$143,928	$36,391	$-	$355,521
Intersegment revenue	7,525	4,510	74	-	12,109
Total revenue	$182,727	$148,438	$36,465	$-	$367,630

Operating income (loss)	$27,579	$30,657	$8,204	$(13,651)	$52,789
Interest expense	-	-	-	2,993	2,993
Earnings (loss) before income taxes	$27,579	$30,657	$8,204	$(16,644)	$49,796

Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2023:
Flavors, Extracts & Flavor Ingredients	$124,825	$-	$-	$124,825
Natural Ingredients	54,027	-	-	54,027
Food & Pharmaceutical Colors	-	118,747	-	118,747
Personal Care	-	42,414	-	42,414
Asia Pacific	-	-	40,085	40,085
Intersegment Revenue	(6,880)	(4,212)	-	(11,092)
Total revenue from external customers	$171,972	$156,949	$40,085	$369,006

Three months ended March 31, 2022:
Flavors, Extracts & Flavor Ingredients	$126,518	$-	$-	$126,518
Natural Ingredients	56,209	-	-	56,209
Food & Pharmaceutical Colors	-	103,109	-	103,109
Personal Care	-	44,846	-	44,846
Inks	-	483	-	483
Asia Pacific	-	-	36,465	36,465
Intersegment Revenue	(7,525)	(4,510)	(74)	(12,109)
Total revenue from external customers	$175,202	$143,928	$36,391	$355,521

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2023:
North America	$131,968	$78,377	$62	$210,407
Europe	28,927	43,252	103	72,282
Asia Pacific	5,201	18,149	39,195	62,545
Other	5,876	17,171	725	23,772
Total revenue from external customers	$171,972	$156,949	$40,085	$369,006

Three months ended March 31, 2022:
North America	$126,702	$69,928	$58	$196,688
Europe	32,605	41,978	81	74,664
Asia Pacific	9,737	16,016	33,982	59,735
Other	6,158	16,006	2,270	24,434
Total revenue from external customers	$175,202	$143,928	$36,391	$355,521

7.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Service cost	$368	$408
Interest cost	409	244
Expected return on plan assets	(239)	(205)
Recognized actuarial (gain) loss	(139)	12
Total defined benefit expense	$399	$459

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $55.5 million and $70.1 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of March 31, 2023 and December 31, 2022, the total value of the Company’s net investment hedges was $319.9 million and $315.5 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended March 31, 2023 and 2022, the impact of foreign exchange rates on these debt instruments increased debt by $4.4 million and decreased debt by $7.9 million, respectively, which has been recorded as foreign currency translation in OCI.

Index
9.	Income Taxes

The effective income tax rates for the three months ended March 31, 2023 and 2022, were 24.9% and 25.6%, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three month periods ended March 31, 2023 and 2022:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	1,700	-	14,841	16,541
Amounts reclassified from OCI	(118)	(122)	-	(240)
Balances at March 31, 2023	$983	$(1,914)	$(183,456)	$(184,387)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	242	-	(145)	97
Amounts reclassified from OCI	(342)	8	-	(334)
Balances at March 31, 2022	$106	$(345)	$(174,626)	$(174,865)

(1)	Cash Flow Hedges and Pension Items are net of tax.

11.	Commitments and Contingencies

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

12.	Subsequent Event

On April 27, 2023, the Company announced its quarterly dividend of $0.41 per share would be payable on June 1, 2023.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2023, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage economic and capital market conditions and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies; the availability and cost of labor, logistics, and transportation; the impact and uncertainty created by the COVID-19 pandemic and efforts to manage it on the global economy, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, governmental regulations and restrictions, and general economic conditions; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and on general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $369.0 million and $355.5 million for the three months ended March 31, 2023 and 2022, respectively.  The increase in revenue was primarily due to favorable pricing, partially offset by lower volumes. For the three months ended March 31, 2023, the impact of foreign exchange rates decreased consolidated revenue by approximately 1%.

Gross Margin
The Company’s gross margin was 33.8% and 35.1% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross margin was primarily due to higher input costs and lower volumes, partially offset by an increase in pricing.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.0% and 20.3% for the three months ended March 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percent of revenue was primarily due to lower performance-based executive compensation recorded in Corporate & Other.

Operating Income
Operating income was $50.8 million and $52.8 million for the three months ended March 31, 2023 and 2022, respectively. Operating margins were 13.8% and 14.8% for the three months ended March 31, 2023 and 2022, respectively. The decrease in operating margin is primarily due to higher input costs and lower volumes, partially offset by an increase in pricing.

Interest Expense
Interest expense was $6.0 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in expense was primarily due to an increase in the average interest rate and the average debt outstanding.

Index
Income Taxes
The effective income tax rates for the three months ended March 31, 2023 and 2022 were 24.9% and 25.6%, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

Acquisition
On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed, with $1.7 million of such amount being held back by the Company for 12 months to satisfy any indemnification claims that may arise. This business is part of the Color segment.

NON-GAAP FINANCIAL MEASURES

Within the following table, the Company reports certain non-GAAP financial measures, including: percentage changes in revenue, operating income, and diluted earnings per share on a local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars.

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

The following table summarizes the percentage change for the results of the three months ended March 31, 2023, compared to the results for the three months ended March 31, 2022, in the respective financial measures.

	Three Months Ended March 31, 2023
Revenue	Total	Foreign Exchange Rates	Local Currency
Flavors & Extracts	(2.1%)	(0.8%)	(1.3%)
Color	8.6%	(1.4%)	10.0%
Asia Pacific	9.9%	(4.7%)	14.6%
Total Revenue	3.8%	(1.4%)	5.2%

Operating Income
Flavors & Extracts	(19.6%)	(0.1%)	(19.5%)
Color	4.0%	(2.3%)	6.3%
Asia Pacific	12.6%	(5.4%)	18.0%
Corporate & Other	(8.7%)	(0.1%)	(8.6%)
Total Operating Income	(3.7%)	(2.2%)	(1.5%)
Diluted Earnings per Share	(9.1%)	(2.3%)	(6.8%)

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before share-based compensation and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Index
Flavors & Extracts
Flavors & Extracts segment revenue was $178.9 million and $182.7 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately 2%. The decrease was a result of lower revenue in Flavors, Extracts & Flavor Ingredients and Natural Ingredients, primarily due to lower volumes, partially offset by higher selling prices. Flavors, Extracts & Flavor Ingredients was also unfavorably impacted by foreign exchange rates, which decreased segment revenue by approximately 1%.

Flavors & Extracts segment operating income was $22.2 million and $27.6 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately 20%. The lower segment operating income was a result of lower operating income in Flavors, Extracts & Flavor Ingredients and Natural Ingredients. The lower operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher raw material costs, lower volumes, and higher manufacturing and other costs, partially offset by higher selling prices and a favorable product mix. The lower operating income in Natural Ingredients was primarily due to higher raw material costs, lower volumes, and an unfavorable product mix, partially offset by higher selling prices and lower manufacturing and other costs. Foreign exchange rates had an immaterial impact on segment operating income. Segment operating income as a percent of revenue was 12.4% in the current quarter compared to 15.1% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $161.2 million and $148.4 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately 9%. The increase was primarily a result of higher revenue in Food & Pharmaceutical Colors, partially offset by lower revenue in Personal Care.  The increase in Food & Pharmaceutical Colors was primarily due to higher selling prices and volumes and the acquisition of Endemix in October 2022, partially offset by the unfavorable impact of foreign exchange rates.  The decrease in Personal Care was primarily due to lower volumes and the unfavorable impact of foreign exchange rates, partially offset by higher selling prices. Foreign exchange rates decreased segment revenue by approximately 1%.

Segment operating income for the Color segment was $31.9 million and $30.7 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately 4%. The increase in segment operating income was primarily a result of higher segment operating income in Food & Pharmaceutical Colors, partially offset by lower segment operating income in Personal Care. The higher operating income in Food & Pharmaceutical Colors was due to higher selling prices and volumes, partially offset by higher raw material costs, an unfavorable product mix, and higher manufacturing and other costs. The lower operating income in Personal Care was due to higher raw material costs, higher manufacturing and other costs, and lower volumes, partially offset by higher selling prices. Foreign exchange rates decreased segment operating income by approximately 2%. Segment operating income as a percent of revenue was 19.8% in the current quarter and 20.7% in the prior year’s comparable quarter.

Asia Pacific
Segment revenue for the Asia Pacific segment was $40.1 million and $36.5 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately 10%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 5%.

Segment operating income for the Asia Pacific segment was $9.2 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately 13%. The increase was primarily a result of higher selling prices and volumes, partially offset by higher raw material costs and manufacturing and other costs. Foreign exchange rates decreased segment operating income by approximately 5%. Segment operating income as a percent of revenue was 23.1% in the current quarter and 22.5% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $12.5 million and $13.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily a result of a decrease in performance-based executive compensation.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2023. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2023 through 2027. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

Index
As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three months ended March 31, 2023. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash used in operating activities was $3.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Cash Flows from Investing Activities
Net cash used in investing activities was $22.9 million and $12.2 million during the three months ended March 31, 2023 and 2022, respectively. Capital expenditures were $22.3 million and $12.7 million during the three months ended March 31, 2023 and 2022, respectively.

Cash Flows from Financing Activities
Net cash provided by financing activities was $24.6 million and $14.9 million for the three months ended March 31, 2023 and 2022, respectively. Net debt increased by $49.5 million and $33.8 million for the three months ended March 31, 2023 and 2022, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support capital expenditure investments during the three months ended March 31, 2023. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $17.3 million and $17.2 million were paid during the three months ended March 31, 2023 and 2022, respectively. Dividends paid per share were $0.41 for both the three months ended March 31, 2023 and 2022.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2023. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2023. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 11, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2023, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2023, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three months ended March 31, 2023.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

Exhibit	Description	Incorporated by Reference From	Filed Herewith

3.1	Amended and Restated By-Laws of Sensient Technologies Corporation, dated February 9, 2023	Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2023 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 2, 2023	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	May 2, 2023	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer