Form 10-Q
period 2023-06-30
SENSIENT TECHNOLOGIES CORP
filed 2023-08-08
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, par value $0.10 per share	42,249,904

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$374,313	$371,706	$743,319	$727,227
Cost of products sold	252,136	240,703	496,479	471,378
Selling and administrative expenses	70,586	75,759	144,411	147,816
Operating income	51,591	55,244	102,429	108,033
Interest expense	6,352	3,083	12,354	6,076
Earnings before income taxes	45,239	52,161	90,075	101,957
Income taxes	11,206	13,514	22,391	26,239
Net earnings	$34,033	$38,647	$67,684	$75,718

Weighted average number of common shares outstanding:
Basic	42,043	41,893	42,006	41,879
Diluted	42,235	42,208	42,245	42,178

Earnings per common share:
Basic	$0.81	$0.92	$1.61	$1.81
Diluted	$0.81	$0.92	$1.60	$1.80

Dividends declared per common share	$0.41	$0.41	$0.82	$0.82

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Comprehensive income	$41,199	$10,340	$91,151	$47,174

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$36,546	$20,921
Trade accounts receivable	300,741	302,109
Inventories	588,459	564,110
Prepaid expenses and other current assets	42,945	47,640

Total current assets	968,691	934,780

Other assets	97,050	96,609
Deferred tax assets	35,452	32,717
Intangible assets, net	17,861	18,600
Goodwill	422,177	415,715
Property, Plant, and Equipment:
Land	31,767	31,444
Buildings	334,004	322,268
Machinery and equipment	764,228	722,294
Construction in progress	66,808	65,809
	1,196,807	1,141,815
Less accumulated depreciation	(691,826)	(658,622)
	504,981	483,193

Total assets	$2,046,212	$1,981,614

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$119,340	$142,365
Accrued salaries, wages, and withholdings from employees	24,284	43,738
Other accrued expenses	51,361	51,231
Income taxes	12,225	14,446
Short-term borrowings	15,436	20,373

Total current liabilities	222,646	272,153

Deferred tax liabilities	16,480	15,977
Other liabilities	39,092	37,191
Accrued employee and retiree benefits	27,141	26,364
Long-term debt	686,589	630,331
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	114,330	124,043
Earnings reinvested in the business	1,735,807	1,702,700
Treasury stock, at cost	(624,048)	(631,853)
Accumulated other comprehensive loss	(177,221)	(200,688)

Total shareholders’ equity	1,054,264	999,598

Total liabilities and shareholders’ equity	$2,046,212	$1,981,614

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$67,684	$75,718
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	28,590	26,180
Share-based compensation expense	4,766	8,691
Net loss (gain) on assets	81	(38)
Deferred income taxes	(2,643)	12,244
Changes in operating assets and liabilities:
Trade accounts receivable	6,062	(41,592)
Inventories	(16,927)	(51,768)
Prepaid expenses and other assets	3,534	(25,919)
Accounts payable and other accrued expenses	(18,329)	20,501
Accrued salaries, wages, and withholdings from employees	(19,713)	(4,188)
Income taxes	(1,998)	2,765
Other liabilities	595	199

Net cash provided by operating activities	51,702	22,793

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(45,137)	(32,468)
Proceeds from sale of assets	53	92
Other investing activities	2,054	1,571

Net cash used in investing activities	(43,030)	(30,805)

Cash flows from financing activities:
Proceeds from additional borrowings	187,037	69,424
Debt payments	(143,923)	(31,547)
Dividends paid	(34,577)	(34,446)
Other financing activities	(8,003)	(2,056)

Net cash provided by financing activities	534	1,375

Effect of exchange rate changes on cash and cash equivalents	6,419	6,168

Net increase (decrease) in cash and cash equivalents	15,625	(469)
Cash and cash equivalents at beginning of period	20,921	25,740
Cash and cash equivalents at end of period	$36,546	$25,271

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common	Additional Paid-In	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive	Total
Three Months Ended June 30, 2023	Stock	Capital	Business	Shares	Amount	Income (Loss)	Equity
Balances at March 31, 2023	$5,396	$112,589	$1,719,096	11,917,944	$(624,473)	$(184,387)	$1,028,221
Net earnings	-	-	34,033	-	-	-	34,033
Other comprehensive income	-	-	-	-	-	7,166	7,166
Cash dividends paid – $0.41 per share	-	-	(17,322)	-	-	-	(17,322)
Share-based compensation	-	2,499	-	-	-	-	2,499
Non-vested stock issued upon vesting	-	(663)	-	(12,644)	663	-	-
Other	-	(95)	-	4,533	(238)	-	(333)
Balances at June 30, 2023	$5,396	$114,330	$1,735,807	11,909,833	$(624,048)	$(177,221)	$1,054,264

Three Months Ended June 30, 2022
Balances at March 31, 2022	$5,396	$112,973	$1,650,588	12,068,868	$(632,382)	$(174,865)	$961,710
Net earnings	-	-	38,647	-	-	-	38,647
Other comprehensive loss	-	-	-	-	-	(28,307)	(28,307)
Cash dividends paid – $0.41 per share	-	-	(17,235)	-	-	-	(17,235)
Share-based compensation	-	4,528	-	-	-	-	4,528
Non-vested stock issued upon vesting	-	(761)	-	(14,523)	761	-	-
Other	-	(144)	-	4,428	(232)	-	(376)
Balances at June 30, 2022	$5,396	$116,596	$1,672,000	12,058,773	$(631,853)	$(203,172)	$958,967

Six Months Ended June 30, 2023
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)	$999,598
Net earnings	-	-	67,684	-	-	-	67,684
Other comprehensive income	-	-	-	-	-	23,467	23,467
Cash dividends paid – $0.82 per share	-	-	(34,577)	-	-	-	(34,577)
Share-based compensation	-	4,766	-	-	-	-	4,766
Non-vested stock issued upon vesting	-	(12,619)	-	(240,825)	12,619	-	-
Benefit plans	-	375	-	(18,172)	952	-	1,327
Other	-	(2,235)	-	110,057	(5,766)	-	(8,001)
Balances at June 30, 2023	$5,396	$114,330	$1,735,807	11,909,833	$(624,048)	$(177,221)	$1,054,264

Six Months Ended June 30, 2022
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)	$938,425
Net earnings	-	-	75,718	-	-	-	75,718
Other comprehensive loss	-	-	-	-	-	(28,544)	(28,544)
Cash dividends paid – $0.82 per share	-	-	(34,446)	-	-	-	(34,446)
Share-based compensation	-	8,691	-	-	-	-	8,691
Non-vested stock issued upon vesting	-	(3,239)	-	(61,821)	3,239	-	-
Benefit plans	-	560	-	(11,786)	618	-	1,178
Other	-	(768)	15	24,831	(1,302)	-	(2,055)
Balances at June 30, 2022	$5,396	$116,596	$1,672,000	12,058,773	$(631,853)	$(203,172)	$958,967

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Trade accounts receivables are recorded at their face amount, less an allowance for expected losses on doubtful accounts. The allowance for doubtful accounts is calculated based on customer-specific analysis and an aging methodology using historical loss information. The Company believes historical loss information is a reasonable basis for expected credit losses as the Company’s historical credit loss experience correlates with its customer delinquency status. This information is also adjusted for any known current economic conditions. Forecasted economic conditions have not had a significant impact on the current credit loss estimate due to the short-term nature of the Company’s customer receivables; however, the Company will continue to monitor and evaluate as economic conditions change. Additionally, as the Company only has one portfolio segment, there are not different risks between portfolios. Specific accounts are written off against the allowance for doubtful accounts when the receivable is deemed no longer collectible.

The following table summarizes the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2023 and 2022:

(In thousands) Three Months Ended June 30, 2023	Allowance for Doubtful Accounts
Balance at March 31, 2023	$4,045
Provision for expected credit losses	371
Accounts written off	(193)
Translation and other activity	70
Balance at June 30, 2023	$4,293

(In thousands) Three Months Ended June 30, 2022	Allowance for Doubtful Accounts
Balance at March 31, 2022	$4,912
Provision for expected credit losses	547
Accounts written off	(729)
Translation and other activity	(236)
Balance at June 30, 2022	$4,494

(In thousands) Six Months Ended June 30, 2023	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	491
Accounts written off	(807)
Translation and other activity	173
Balance at June 30, 2023	$4,293

(In thousands) Six Months Ended June 30, 2022	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	832
Accounts written off	(1,096)
Translation and other activity	(119)
Balance at June 30, 2022	$4,494

Index
4.	Inventories

At June 30, 2023, and December 31, 2022, inventories included finished and in-process products totaling $385.2 million as of both period-ends, and raw materials and supplies of $203.3 million and $178.9 million, respectively.

5.	Debt

On May 31, 2023, the Company entered into an agreement to issue $75 million and €40 million in five-year, fixed-rate, senior notes at coupon rates of 4.94% and 4.15%, respectively. The notes were issued on May 31, 2023, and proceeds have been used to repay a portion of existing indebtedness under the Company’s Third Amended and Restated Credit Agreement, as amended. The notes will mature in May 2028.

6.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2023 and December 31, 2022. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $2.1 million and a liability of $0.2 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2023 and December 31, 2022, was $686.9 million and $630.8 million, respectively. The fair value of the long-term debt at June 30, 2023 and December 31, 2022, was $675.2 million and $622.2 million, respectively.

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

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2023:
Revenue from external customers	$181,752	$156,532	$36,029	$-	$374,313
Intersegment revenue	6,532	3,931	-	-	10,463
Total revenue	$188,284	$160,463	$36,029	$-	$384,776

Operating income (loss)	$24,456	$29,217	$7,575	$(9,657)	$51,591
Interest expense	-	-	-	6,352	6,352
Earnings (loss) before income taxes	$24,456	$29,217	$7,575	$(16,009)	$45,239

Three months ended June 30, 2022:
Revenue from external customers	$182,415	$152,070	$37,221	$-	$371,706
Intersegment revenue	6,922	4,198	107	-	11,227
Total revenue	$189,337	$156,268	$37,328	$-	$382,933

Operating income (loss)	$30,013	$31,178	$7,721	$(13,668)	$55,244
Interest expense	-	-	-	3,083	3,083
Earnings (loss) before income taxes	$30,013	$31,178	$7,721	$(16,751)	$52,161

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2023:
Revenue from external customers	$353,724	$313,481	$76,114	$-	$743,319
Intersegment revenue	13,412	8,143	-	-	21,555
Total revenue	$367,136	$321,624	$76,114	$-	$764,874

Operating income (loss)	$46,636	$61,102	$16,816	$(22,125)	$102,429
Interest expense	-	-	-	12,354	12,354
Earnings (loss) before income taxes	$46,636	$61,102	$16,816	$(34,479)	$90,075

Six months ended June 30, 2022:
Revenue from external customers	$357,617	$295,998	$73,612	$-	$727,227
Intersegment revenue	14,447	8,708	181	-	23,336
Total revenue	$372,064	$304,706	$73,793	$-	$750,563

Operating income (loss)	$57,592	$61,835	$15,925	$(27,319)	$108,033
Interest expense	-	-	-	6,076	6,076
Earnings (loss) before income taxes	$57,592	$61,835	$15,925	$(33,395)	$101,957

Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2023:
Flavors, Extracts & Flavor Ingredients	$133,688	$-	$-	$133,688
Natural Ingredients	54,596	-	-	54,596
Food & Pharmaceutical Colors	-	120,165	-	120,165
Personal Care	-	40,298	-	40,298
Asia Pacific	-	-	36,029	36,029
Intersegment Revenue	(6,532)	(3,931)	-	(10,463)
Total revenue from external customers	$181,752	$156,532	$36,029	$374,313

Three months ended June 30, 2022:
Flavors, Extracts & Flavor Ingredients	$130,578	$-	$-	$130,578
Natural Ingredients	58,759	-	-	58,759
Food & Pharmaceutical Colors	-	113,784	-	113,784
Personal Care	-	42,116	-	42,116
Inks	-	368	-	368
Asia Pacific	-	-	37,328	37,328
Intersegment Revenue	(6,922)	(4,198)	(107)	(11,227)
Total revenue from external customers	$182,415	$152,070	$37,221	$371,706

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2023:
Flavors, Extracts & Flavor Ingredients	$258,513	$-	$-	$258,513
Natural Ingredients	108,623	-	-	108,623
Food & Pharmaceutical Colors	-	238,912	-	238,912
Personal Care	-	82,712	-	82,712
Asia Pacific	-	-	76,114	76,114
Intersegment Revenue	(13,412)	(8,143)	-	(21,555)
Total revenue from external customers	$353,724	$313,481	$76,114	$743,319

Six months ended June 30, 2022:
Flavors, Extracts & Flavor Ingredients	$257,096	$-	$-	$257,096
Natural Ingredients	114,968	-	-	114,968
Food & Pharmaceutical Colors	-	216,893	-	216,893
Personal Care	-	86,962	-	86,962
Inks	-	851	-	851
Asia Pacific	-	-	73,793	73,793
Intersegment Revenue	(14,447)	(8,708)	(181)	(23,336)
Total revenue from external customers	$357,617	$295,998	$73,612	$727,227

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2023:
North America	$137,135	$77,554	$62	$214,751
Europe	31,867	44,397	24	76,288
Asia Pacific	6,290	16,308	35,394	57,992
Other	6,460	18,273	549	25,282
Total revenue from external customers	$181,752	$156,532	$36,029	$374,313

Three months ended June 30, 2022:
North America	$138,885	$79,360	$2	$218,247
Europe	31,165	39,615	50	70,830
Asia Pacific	6,800	16,413	36,807	60,020
Other	5,565	16,682	362	22,609
Total revenue from external customers	$182,415	$152,070	$37,221	$371,706

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2023:
North America	$269,103	$155,931	$124	$425,158
Europe	60,794	87,649	127	148,570
Asia Pacific	11,491	34,457	74,589	120,537
Other	12,336	35,444	1,274	49,054
Total revenue from external customers	$353,724	$313,481	$76,114	$743,319

Six months ended June 30, 2022:
North America	$265,587	$149,288	$60	$414,935
Europe	63,770	81,593	131	145,494
Asia Pacific	16,537	32,429	70,789	119,755
Other	11,723	32,688	2,632	47,043
Total revenue from external customers	$357,617	$295,998	$73,612	$727,227

Index
8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Service cost	$371	$407	$739	$815
Interest cost	413	240	822	484
Expected return on plan assets	(245)	(199)	(484)	(404)
Recognized actuarial (gain) loss	(138)	12	(277)	24
Total defined benefit expense	$401	$460	$800	$919

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $37.7 million and $70.1 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023 and 2022, the amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2023 and December 31, 2022, the total value of the Company’s net investment hedges was $339.8 million and $315.5 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended June 30, 2023 and 2022, the impact of foreign exchange rates on these debt instruments increased debt by $3.8 million and decreased debt by $16.2 million, respectively, which has been recorded as foreign currency translation in OCI. For the six months ended June 30, 2023 and 2022, the impact of foreign exchange rates on these debt instruments increased debt by $8.2 million and decreased debt by $24.1 million, respectively, which has been recorded as foreign currency translation in OCI.

Index
10.	Income Taxes

The effective income tax rates for the three months ended June 30, 2023 and 2022, were 24.8% and 25.9%, respectively. For the six months ended June 30, 2023 and 2022, the effective income tax rates were 24.9% and 25.7%, respectively. The effective tax rates for the three and six months ended June 30, 2023 and 2022, were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2023 and 2022:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	3,213	-	21,115	24,328
Amounts reclassified from OCI	(617)	(244)	-	(861)
Balances at June 30, 2023	$1,997	$(2,036)	$(177,182)	$(177,221)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2023	$983	$(1,914)	$(183,456)	$(184,387)
Other comprehensive income before reclassifications	1,513	-	6,274	7,787
Amounts reclassified from OCI	(499)	(122)	-	(621)
Balances at June 30, 2023	$1,997	$(2,036)	$(177,182)	$(177,221)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	136	-	(28,202)	(28,066)
Amounts reclassified from OCI	(494)	16	-	(478)
Balances at June 30, 2022	$(152)	$(337)	$(202,683)	$(203,172)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2022	$106	$(345)	$(174,626)	$(174,865)
Other comprehensive loss before reclassifications	(106)	-	(28,057)	(28,163)
Amounts reclassified from OCI	(152)	8	-	(144)
Balances at June 30, 2022	$(152)	$(337)	$(202,683)	$(203,172)

(1)	Cash Flow Hedges and Pension Items are net of tax.

12.	Commitments and Contingencies

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

13.	Subsequent Event

On July 20, 2023, the Company announced its quarterly dividend of $0.41 per share would be payable on September 1, 2023.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2023, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage economic and capital market conditions and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies; the availability and cost of labor, logistics, and transportation; the impact and uncertainty created by the COVID-19 pandemic and efforts to manage it on the global economy, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, governmental regulations and restrictions, and general economic conditions; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and on general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $374.3 million and $371.7 million for the three months ended June 30, 2023 and 2022, respectively.  Revenue was $743.3 million and $727.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in revenue for the three and six months ended June 30, 2023 was primarily due to increased pricing, offset by lower volumes.  For the three months ended June 30, 2023, the impact of foreign exchange rates increased consolidated revenue by approximately 1%.  Foreign exchange rates did not have a material impact on revenue for the six months ended June 30, 2023.

Gross Margin
The Company’s gross margin was 32.6% and 35.2% for the three months ended June 30, 2023 and 2022, respectively. The Company’s gross margin was 33.2% and 35.2% for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross margin for both the three and six months ended June 30, 2023 was primarily due to the lower volumes, higher input costs, and unfavorable product mix, partially offset by higher pricing.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 18.9% and 20.4% for the three months ended June 30, 2023 and 2022, respectively. Selling and administrative expense as a percent of revenue was 19.4% and 20.3% for the six months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expense as a percent of revenue for the three and six months ended June 30, 2023 was primarily due to lower performance-based executive compensation in 2023.

Operating Income
Operating income was $51.6 million and $55.2 million for the three months ended June 30, 2023 and 2022, respectively. Operating margins were 13.8% and 14.9% for the three months ended June 30, 2023 and 2022, respectively. The decrease in operating margin was primarily due to the lower volumes, higher input costs, and unfavorable product mix, partially offset by higher pricing and lower performance-based executive compensation in 2023.

Index
Operating income was $102.4 million and $108.0 million for the six months ended June 30, 2023 and 2022, respectively. Operating margins were 13.8% and 14.9% for the six months ended June 30, 2023 and 2022, respectively. The decrease in operating margin was primarily due to higher input costs, lower volumes, and unfavorable product mix, partially offset by higher pricing and lower performance-based executive compensation in 2023.

Interest Expense
Interest expense was $6.4 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and $12.4 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in expense for the three and six months ended June 30, 2023, was primarily due to an increase in the average interest rate and average debt outstanding.

Income Taxes
The effective income tax rates for the three months ended June 30, 2023 and 2022, were 24.8% and 25.9%, respectively. For the six months ended June 30, 2023 and 2022, the effective income tax rates were 24.9% and 25.7%, respectively. The effective tax rates for the three and six months ended June 30, 2023 and 2022, were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

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

The following table summarizes the percentage change for the results of the three and six months ended June 30, 2023, compared to the results for the three and six months ended June 30, 2022, in the respective financial measures.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Revenue	Total	Foreign Exchange Rates	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjusted Local Currency
Flavors & Extracts	(0.6%)	1.0%	(1.6%)	(1.3%)	0.1%	(1.4%)
Color	2.7%	1.1%	1.6%	5.6%	(0.1%)	5.7%
Asia Pacific	(3.5%)	(2.8%)	(0.7%)	3.1%	(3.8%)	6.9%
Total Revenue	0.7%	0.7%	0.0%	2.2%	(0.4%)	2.6%

Operating Income
Flavors & Extracts	(18.5%)	0.6%	(19.1%)	(19.0%)	0.3%	(19.3%)
Color	(6.3%)	1.3%	(7.6%)	(1.2%)	(0.5%)	(0.7%)
Asia Pacific	(1.9%)	(2.8%)	0.9%	5.6%	(4.1%)	9.7%
Corporate & Other	(29.3%)	0.0%	(29.3%)	(19.0%)	0.0%	(19.0%)
Total Operating Income	(6.6%)	0.7%	(7.3%)	(5.2%)	(0.8%)	(4.4%)
Diluted Earnings per Share	(12.0%)	(0.0%)	(12.0%)	(11.1)%	(1.1%)	(10.0%)

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $188.3 million and $189.3 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately 1%. The decrease was primarily a result of lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and the favorable impact of foreign exchange rates, partially offset by lower volumes. Foreign exchange rates increased segment revenue by approximately 1%.

Flavors & Extracts segment revenue was $367.1 million and $372.1 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately 1%. The decrease was primarily a result of lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, partially offset by lower volumes. Foreign exchange rates had an immaterial impact on segment revenue for the six months ended June 30, 2023.

Flavors & Extracts segment operating income was $24.5 million and $30.0 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately 19%. The lower segment operating income was primarily a result of lower operating income in Natural Ingredients due to lower volumes and higher raw material costs, partially offset by higher selling prices and lower manufacturing and other costs. Segment operating income as a percent of revenue was 13.0% in the current quarter compared to 15.9% in the prior year’s comparable quarter. Foreign exchange rates increased segment operating income by approximately 1%.

Flavors & Extracts segment operating income was $46.6 million and $57.6 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately 19%. The decrease was primarily a result of lower segment operating income in Natural Ingredients and Flavors, Extracts & Flavor Ingredients. The lower segment operating income in Natural Ingredients was primarily a result of higher raw material costs, lower volumes, and unfavorable product mix, offset by higher selling prices and lower manufacturing and other costs. The lower segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher raw material costs, lower volumes, and higher manufacturing and other costs, partially offset by higher selling prices and a favorable product mix. Foreign exchange rates had an immaterial impact on segment operating income for the six months ended June 30, 2023. Segment operating income as a percent of revenue was 12.7% in the current six month period compared to 15.5% in the prior year’s comparable six month period.

Color
Segment revenue for the Color segment was $160.5 million and $156.3 million for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately 3%. The increase was a result of higher revenue in Food & Pharmaceutical Colors, partially offset by lower revenue in Personal Care.  The higher revenue in Food & Pharmaceutical Colors was primarily due to higher selling prices, the acquisition of Endemix in October 2022, and the favorable impact of exchange rates, partially offset by lower volumes.  The lower revenue in Personal Care was primarily due to lower volumes, partially offset by higher selling prices.  Foreign exchange rates increased segment revenue by approximately 1%.

Segment revenue for the Color segment was $321.6 million and $304.7 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately 6%. The increase was a result of higher revenue in Food & Pharmaceutical Colors, partially offset by lower revenue in Personal Care.  The higher revenue in Food & Pharmaceutical Colors was primarily due to higher selling prices and the acquisition of Endemix in October 2022, partially offset by lower volumes.  The lower revenue in Personal Care was primarily due to lower volumes, partially offset by higher selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the six months ended June 30, 2023.

Segment operating income for the Color segment was $29.2 million and $31.2 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately 6%. The decrease in segment operating income was a result of lower operating income in Personal Care, partially offset by higher operating income in Food & Pharmaceutical Colors. The lower operating income in Personal Care was due to higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. The higher operating income in Food & Pharmaceutical Colors was due to higher selling prices and lower manufacturing and other costs, partially offset by higher raw material costs, lower volumes, and an unfavorable product mix. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 18.2% in the current quarter and 20.0% in the prior year’s comparable quarter.

Index
Segment operating income for the Color segment was $61.1 million and $61.8 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately 1%. The decrease in segment operating income was a result of lower operating income in Personal Care, partially offset by higher operating income in Food & Pharmaceutical Colors.  The lower operating income in Personal Care was due to higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. The higher operating income in Food & Pharmaceutical Colors was due to higher selling prices, partially offset by higher raw material costs, unfavorable product mix, and lower volumes. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 19.0% in the current six month period and 20.3% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $36.0 million and $37.3 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately 4%. The decrease was a result of lower volumes and the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 3%, partially offset by higher selling prices.

Segment revenue for the Asia Pacific segment was $76.1 million and $73.8 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately 3%. The increase was a result of higher selling prices, partially offset by the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 4%.

Segment operating income for the Asia Pacific segment was $7.6 million and $7.7 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately 2%. The decrease was primarily a result of the decrease in revenue as described above as well as higher raw material costs, partially offset by higher selling prices. Segment operating income as a percent of revenue was 21.0% in the current quarter and 20.7% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $16.8 million and $15.9 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately 6%. The increase was primarily a result of higher selling prices, partially offset by higher raw material costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 4%. Segment operating income as a percent of revenue was 22.1% in the current six month period and 21.6% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $9.7 million and $13.7 million for the three months ended June 30, 2023 and 2022, respectively. The lower operating expense for the three months ended June 30, 2023, was primarily due to lower performance-based executive compensation in 2023.

The Corporate & Other operating expense was $22.1 million and $27.3 million for the six months ended June 30, 2023 and 2022, respectively. The lower operating expense for the six months ended June 30, 2023, was primarily due to lower performance-based executive compensation in 2023.

Index
LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2023. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2023 through 2028. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or six months ended June 30, 2023. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash provided by operating activities was $51.7 million and $22.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash from operating activities was primarily due to a decrease in cash used for inventory investments during 2023 compared to 2022 and an increase in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $43.0 million and $30.8 million during the six months ended June 30, 2023 and 2022, respectively. Capital expenditures were $45.1 million and $32.5 million during the six months ended June 30, 2023 and 2022, respectively.

Cash Flows from Financing Activities
Net cash provided by financing activities was $0.5 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. Net debt increased by $43.1 million and $37.9 million for the six months ended June 30, 2023 and 2022, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support capital expenditure investments during the six months ended June 30, 2023. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $34.6 million and $34.4 million were paid during the six months ended June 30, 2023 and 2022, respectively. Dividends paid were $0.82 per share for both the six months ended June 30, 2023 and 2022.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2023. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2023. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2023, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2023, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or six months ended June 30, 2023.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Note Purchase Agreement, dated as of May 31, 2023	Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 8, 2023	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	August 8, 2023	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer