Form 10-Q
period 2023-09-30
SENSIENT TECHNOLOGIES CORP
filed 2023-11-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Stock, par value $0.10 per share	42,249,509

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$363,829	$361,076	$1,107,148	$1,088,303
Cost of products sold	250,202	239,318	746,681	710,696
Selling and administrative expenses	69,096	74,265	213,507	222,081
Operating income	44,531	47,493	146,960	155,526
Interest expense	6,294	3,672	18,648	9,748
Earnings before income taxes	38,237	43,821	128,312	145,778
Income taxes	6,694	7,773	29,085	34,012
Net earnings	$31,543	$36,048	$99,227	$111,766

Weighted average number of common shares outstanding:
Basic	42,045	41,896	42,020	41,885
Diluted	42,233	42,242	42,241	42,199

Earnings per common share:
Basic	$0.75	$0.86	$2.36	$2.67
Diluted	$0.75	$0.85	$2.35	$2.65

Dividends declared per common share	$0.41	$0.41	$1.23	$1.23

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Comprehensive income	$18,229	$8,997	$109,380	$56,171

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$31,985	$20,921
Trade accounts receivable	284,668	302,109
Inventories	587,024	564,110
Prepaid expenses and other current assets	41,477	47,640

Total current assets	945,154	934,780

Other assets	94,646	96,609
Deferred tax assets	30,857	32,717
Intangible assets, net	17,352	18,600
Goodwill	415,618	415,715
Property, Plant, and Equipment:
Land	31,269	31,444
Buildings	336,152	322,268
Machinery and equipment	759,191	722,294
Construction in progress	71,223	65,809
	1,197,835	1,141,815
Less accumulated depreciation	(691,286)	(658,622)
	506,549	483,193

Total assets	$2,010,176	$1,981,614

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$110,973	$142,365
Accrued salaries, wages, and withholdings from employees	26,818	43,738
Other accrued expenses	55,676	51,231
Income taxes	7,543	14,446
Short-term borrowings	22,807	20,373

Total current liabilities	223,817	272,153

Deferred tax liabilities	16,202	15,977
Other liabilities	37,115	37,191
Accrued employee and retiree benefits	26,830	26,364
Long-term debt	648,556	630,331
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	116,775	124,043
Earnings reinvested in the business	1,750,027	1,702,700
Treasury stock, at cost	(624,007)	(631,853)
Accumulated other comprehensive loss	(190,535)	(200,688)

Total shareholders’ equity	1,057,656	999,598

Total liabilities and shareholders’ equity	$2,010,176	$1,981,614

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$99,227	$111,766
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	43,360	39,262
Share-based compensation expense	7,285	12,476
Net (gain) loss on assets	(81)	283
Deferred income taxes	2,082	20,465
Changes in operating assets and liabilities:
Trade accounts receivable	18,830	(39,520)
Inventories	(21,455)	(112,021)
Prepaid expenses and other assets	842	(39,598)
Accounts payable and other accrued expenses	(20,572)	24,110
Accrued salaries, wages, and withholdings from employees	(16,749)	1,819
Income taxes	(6,536)	(4,342)
Other liabilities	587	198

Net cash provided by operating activities	106,820	14,898

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(67,718)	(51,703)
Proceeds from sale of assets	130	94
Acquisition of new business	-	(1,048)
Other investing activities	2,036	947

Net cash used in investing activities	(65,552)	(51,710)

Cash flows from financing activities:
Proceeds from additional borrowings	197,577	187,715
Debt payments	(174,083)	(87,657)
Dividends paid	(51,900)	(51,681)
Other financing activities	(8,034)	(2,056)

Net cash (used in) provided by financing activities	(36,440)	46,321

Effect of exchange rate changes on cash and cash equivalents	6,236	11,330

Net increase in cash and cash equivalents	11,064	20,839
Cash and cash equivalents at beginning of period	20,921	25,740
Cash and cash equivalents at end of period	$31,985	$46,579

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

				Treasury Stock
Three Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2023	$5,396	$114,330	$1,735,807	11,909,833	$(624,048)	$(177,221)	$1,054,264
Net earnings	-	-	31,543	-	-	-	31,543
Other comprehensive loss	-	-	-	-	-	(13,314)	(13,314)
Cash dividends paid – $0.41 per share	-	-	(17,323)	-	-	-	(17,323)
Share-based compensation	-	2,519	-	-	-	-	2,519
Non-vested stock issued upon vesting	-	(67)	-	(1,285)	67	-	-
Other	-	(7)	-	492	(26)	-	(33)
Balances at September 30, 2023	$5,396	$116,775	$1,750,027	11,909,040	$(624,007)	$(190,535)	$1,057,656

Three Months Ended September 30, 2022
Balances at June 30, 2022	$5,396	$116,596	$1,672,000	12,058,773	$(631,853)	$(203,172)	$958,967
Net earnings	-	-	36,048	-	-	-	36,048
Other comprehensive loss	-	-	-	-	-	(27,051)	(27,051)
Cash dividends paid – $0.41 per share	-	-	(17,235)	-	-	-	(17,235)
Share-based compensation	-	3,785	-	-	-	-	3,785
Balances at September 30, 2022	$5,396	$120,381	$1,690,813	12,058,773	$(631,853)	$(230,223)	$954,514

Nine Months Ended September 30, 2023
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)	$999,598
Net earnings	-	-	99,227	-	-	-	99,227
Other comprehensive income	-	-	-	-	-	10,153	10,153
Cash dividends paid – $1.23 per share	-	-	(51,900)	-	-	-	(51,900)
Share-based compensation	-	7,285	-	-	-	-	7,285
Non-vested stock issued upon vesting	-	(12,686)	-	(242,110)	12,686	-	-
Benefit plans	-	375	-	(18,172)	952	-	1,327
Other	-	(2,242)	-	110,549	(5,792)	-	(8,034)
Balances at September 30, 2023	$5,396	$116,775	$1,750,027	11,909,040	$(624,007)	$(190,535)	$1,057,656

Nine Months Ended September 30, 2022
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)	$938,425
Net earnings	-	-	111,766	-	-	-	111,766
Other comprehensive loss	-	-	-	-	-	(55,595)	(55,595)
Cash dividends paid – $1.23 per share	-	-	(51,681)	-	-	-	(51,681)
Share-based compensation	-	12,476	-	-	-	-	12,476
Non-vested stock issued upon vesting	-	(3,239)	-	(61,821)	3,239	-	-
Benefit plans	-	560	-	(11,786)	618	-	1,178
Other	-	(768)	15	24,831	(1,302)	-	(2,055)
Balances at September 30, 2022	$5,396	$120,381	$1,690,813	12,058,773	$(631,853)	$(230,223)	$954,514

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2023, and the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three and nine month periods ended September 30, 2023 and 2022:

(In thousands) Three Months Ended September 30, 2023	Allowance for Doubtful Accounts
Balance at June 30, 2023	$4,293
Provision for expected credit losses	13
Accounts written off	(244)
Translation and other activity	(76)
Balance at September 30, 2023	$3,986

(In thousands) Three Months Ended September 30, 2022	Allowance for Doubtful Accounts
Balance at June 30, 2022	$4,494
Provision for expected credit losses	51
Accounts written off	(33)
Translation and other activity	(105)
Balance at September 30, 2022	$4,407

(In thousands) Nine Months Ended September 30, 2023	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	504
Accounts written off	(1,051)
Translation and other activity	97
Balance at September 30, 2023	$3,986

(In thousands) Nine Months Ended September 30, 2022	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	883
Accounts written off	(1,129)
Translation and other activity	(224)
Balance at September 30, 2022	$4,407

Index
4.	Inventories

At September 30, 2023, and December 31, 2022, inventories included finished and in-process products totaling $414.8 million and $385.2 million, respectively, and raw materials and supplies of $172.2 million and $178.9 million, respectively.

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

On August 31, 2023, the Company entered into Amendment No. 10 (Amendment) to the Receivables Purchase Agreement, dated as of October 3, 2016.  The Amendment extended the termination date from August 31, 2023 to August 30, 2024.

6.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2023 and December 31, 2022. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.0 million and a liability of $0.2 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2023 and December 31, 2022 was $648.8 million and $630.8 million, respectively. The fair value of the long-term debt at September 30, 2023 and December 31, 2022 was $639.5 million and $622.2 million, respectively.

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

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2023:
Revenue from external customers	$185,029	$142,026	$36,774	$-	$363,829
Intersegment revenue	5,968	2,913	-	-	8,881
Total revenue	$190,997	$144,939	$36,774	$-	$372,710

Operating income (loss)	$23,078	$22,925	$8,095	$(9,567)	$44,531
Interest expense	-	-	-	6,294	6,294
Earnings (loss) before income taxes	$23,078	$22,925	$8,095	$(15,861)	$38,237

Three months ended September 30, 2022:
Revenue from external customers	$181,397	$144,570	$35,109	$-	$361,076
Intersegment revenue	5,649	6,899	112	-	12,660
Total revenue	$187,046	$151,469	$35,221	$-	$373,736

Operating income (loss)	$26,337	$28,200	$6,952	$(13,996)	$47,493
Interest expense	-	-	-	3,672	3,672
Earnings (loss) before income taxes	$26,337	$28,200	$6,952	$(17,668)	$43,821

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2023:
Revenue from external customers	$538,753	$455,507	$112,888	$-	$1,107,148
Intersegment revenue	19,380	11,056	-	-	30,436
Total revenue	$558,133	$466,563	$112,888	$-	$1,137,584

Operating income (loss)	$69,714	$84,027	$24,911	$(31,692)	$146,960
Interest expense	-	-	-	18,648	18,648
Earnings (loss) before income taxes	$69,714	$84,027	$24,911	$(50,340)	$128,312

Nine months ended September 30, 2022:
Revenue from external customers	$539,014	$440,568	$108,721	$-	$1,088,303
Intersegment revenue	20,096	15,607	293	-	35,996
Total revenue	$559,110	$456,175	$109,014	$-	$1,124,299

Operating income (loss)	$83,929	$90,035	$22,877	$(41,315)	$155,526
Interest expense	-	-	-	9,748	9,748
Earnings (loss) before income taxes	$83,929	$90,035	$22,877	$(51,063)	$145,778

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2023:
Flavors, Extracts & Flavor Ingredients	$124,697	$-	$-	$124,697
Natural Ingredients	66,300	-	-	66,300
Food & Pharmaceutical Colors	-	107,723	-	107,723
Personal Care	-	37,216	-	37,216
Asia Pacific	-	-	36,774	36,774
Intersegment Revenue	(5,968)	(2,913)	-	(8,881)
Total revenue from external customers	$185,029	$142,026	$36,774	$363,829

Three months ended September 30, 2022:
Flavors, Extracts & Flavor Ingredients	$123,945	$-	$-	$123,945
Natural Ingredients	63,101	-	-	63,101
Food & Pharmaceutical Colors	-	111,194	-	111,194
Personal Care	-	39,689	-	39,689
Inks	-	586	-	586
Asia Pacific	-	-	35,221	35,221
Intersegment Revenue	(5,649)	(6,899)	(112)	(12,660)
Total revenue from external customers	$181,397	$144,570	$35,109	$361,076

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2023:
Flavors, Extracts & Flavor Ingredients	$383,210	$-	$-	$383,210
Natural Ingredients	174,923	-	-	174,923
Food & Pharmaceutical Colors	-	346,635	-	346,635
Personal Care	-	119,928	-	119,928
Asia Pacific	-	-	112,888	112,888
Intersegment Revenue	(19,380)	(11,056)	-	(30,436)
Total revenue from external customers	$538,753	$455,507	$112,888	$1,107,148

Nine months ended September 30, 2022:
Flavors, Extracts & Flavor Ingredients	$381,041	$-	$-	$381,041
Natural Ingredients	178,069	-	-	178,069
Food & Pharmaceutical Colors	-	328,087	-	328,087
Personal Care	-	126,651	-	126,651
Inks	-	1,437	-	1,437
Asia Pacific	-	-	109,014	109,014
Intersegment Revenue	(20,096)	(15,607)	(293)	(35,996)
Total revenue from external customers	$539,014	$440,568	$108,721	$1,088,303

Index
Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2023:
North America	$147,992	$75,417	$-	$223,409
Europe	25,298	36,816	57	62,171
Asia Pacific	4,881	13,344	35,791	54,016
Other	6,858	16,449	926	24,233
Total revenue from external customers	$185,029	$142,026	$36,774	$363,829

Three months ended September 30, 2022:
North America	$142,097	$74,220	$27	$216,344
Europe	26,795	34,591	44	61,430
Asia Pacific	7,091	16,770	34,433	58,294
Other	5,414	18,989	605	25,008
Total revenue from external customers	$181,397	$144,570	$35,109	$361,076

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2023:
North America	$417,095	$231,348	$124	$648,567
Europe	86,092	124,465	184	210,741
Asia Pacific	16,372	47,801	110,380	174,553
Other	19,194	51,893	2,200	73,287
Total revenue from external customers	$538,753	$455,507	$112,888	$1,107,148

Nine months ended September 30, 2022:
North America	$407,684	$223,508	$87	$631,279
Europe	90,565	116,184	175	206,924
Asia Pacific	23,628	49,199	105,222	178,049
Other	17,137	51,677	3,237	72,051
Total revenue from external customers	$539,014	$440,568	$108,721	$1,088,303

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Service cost	$372	$404	$1,111	$1,219
Interest cost	415	235	1,237	719
Expected return on plan assets	(248)	(194)	(732)	(598)
Recognized actuarial loss	(138)	12	(415)	36
Total defined benefit expense	$401	$457	$1,201	$1,376

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $16.1 million and $70.1 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023, gains of $0.8 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the three months ended September 30, 2022, amounts reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. For the nine months ended September 30, 2023 and 2022, gains of $1.4 million and $0.6 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Index
Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of September 30, 2023 and December 31, 2022, the total value of the Company’s net investment hedges was $328.8 million and $315.5 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended September 30, 2023 and 2022, the impact of foreign exchange rates on these debt instruments decreased debt by $11.0 million and $18.4 million, respectively, which has been recorded as foreign currency translation in OCI. For the nine months ended September 30, 2023 and 2022, the impact of foreign exchange rates on these debt instruments decreased debt by $2.8 million and $42.4 million, respectively, which has been recorded as foreign currency translation in OCI.

10.	Income Taxes

The effective income tax rates for the three months ended September 30, 2023 and 2022, were 17.5% and 17.7%, respectively. For the nine months ended September 30, 2023 and 2022, the effective income tax rates were 22.7% and 23.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 and 2022, were impacted by changes in estimates associated with changes in valuation allowances, the finalization of prior year foreign tax items, and the mix of foreign earnings.

11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2023 and 2022:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	2,974	-	8,977	11,951
Amounts reclassified from OCI	(1,432)	(366)	-	(1,798)
Balances at September 30, 2023	$943	$(2,158)	$(189,320)	$(190,535)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2023	$1,997	$(2,036)	$(177,182)	$(177,221)
Other comprehensive loss before reclassifications	(239)	-	(12,138)	(12,377)
Amounts reclassified from OCI	(815)	(122)	-	(937)
Balances at September 30, 2023	$943	$(2,158)	$(189,320)	$(190,535)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	516	-	(55,514)	(54,998)
Amounts reclassified from OCI	(621)	24	-	(597)
Balances at September 30, 2022	$101	$(329)	$(229,995)	$(230,223)

Index
(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2022	$(152)	$(337)	$(202,683)	$(203,172)
Other comprehensive income (loss) before reclassifications	380	-	(27,312)	(26,932)
Amounts reclassified from OCI	(127)	8	-	(119)
Balances at September 30, 2022	$101	$(329)	$(229,995)	$(230,223)

(1)	Cash Flow Hedges and Pension Items are net of tax.

12.	Commitments and Contingencies

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

13.	Subsequent Events

On October 19, 2023, the Company announced its quarterly dividend of $0.41 per share would be payable on December 1, 2023.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2023, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage economic and capital market conditions and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies; the availability and cost of labor, logistics, and transportation; the impact and uncertainty created by the COVID-19 pandemic and efforts to manage it on the global economy, including, but not limited to, its effects on our employees, facilities, customers, and suppliers, governmental regulations and restrictions, and general economic conditions; the uncertain impacts of the ongoing conflict between Russia and Ukraine on our supply chain, input costs, including energy and transportation, and on general economic conditions; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and operational improvement plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $363.8 million and $361.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase in revenue for the three months ended September 30, 2023, was primarily due to increased pricing, offset by lower volumes. Revenue was $1.1 billion for both the nine months ended September 30, 2023 and 2022. Revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was impacted by higher prices, partially offset by lower volumes. For the three and nine months ended September 30, 2023, the impact of foreign exchange rates increased consolidated revenue by approximately 3% and 1%, respectively.

Gross Margin
The Company’s gross margin was 31.2% and 33.7% for the three months ended September 30, 2023 and 2022, respectively. The Company’s gross margin was 32.6% and 34.7% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross margin for both the three and nine months ended September 30, 2023, was primarily due to the lower volumes, higher input costs, and unfavorable product mix, partially offset by higher prices.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 19.0% and 20.6% for the three months ended September 30, 2023 and 2022, respectively. Selling and administrative expense as a percent of revenue was 19.3% and 20.4% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expense as a percent of revenue for the three and nine months ended September 30, 2023, was primarily due to lower performance-based compensation expense in 2023.

Operating Income
Operating income was $44.5 million and $47.5 million for the three months ended September 30, 2023 and 2022, respectively. Operating margins were 12.2% and 13.2% for the three months ended September 30, 2023 and 2022, respectively. The decreases in operating income and operating margin were primarily due to lower volumes, higher input costs, and unfavorable product mix, partially offset by higher pricing and lower performance-based compensation expense in 2023.

Index
Operating income was $147.0 million and $155.5 million for the nine months ended September 30, 2023 and 2022, respectively. Operating margins were 13.3% and 14.3% for the nine months ended September 30, 2023 and 2022, respectively. The decreases in operating income and operating margin were primarily due to higher input costs, lower volumes, and unfavorable product mix, partially offset by higher pricing and lower performance-based compensation expense in 2023.

Interest Expense
Interest expense was $6.3 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and $18.6 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense for the three and nine months ended September 30, 2023, was primarily due to an increase in the average interest rate and average debt outstanding.

Income Taxes
The effective income tax rates for the three months ended September 30, 2023 and 2022, were 17.5% and 17.7%, respectively. The effective income tax rates for the nine months ended September 30, 2023 and 2022, were 22.7% and 23.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 and 2022, were impacted by changes in estimates associated with changes in valuation allowances, the finalization of prior year foreign tax items, and the mix of foreign earnings.

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

NON-GAAP FINANCIAL MEASURES

Within the following table, the Company reports certain non-GAAP financial measures, including percentage changes in revenue, operating income, and diluted earnings per share on a local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars.

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

The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2023, compared to the results for the three and nine months ended September 30, 2022, in the respective financial measures.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Revenue	Total	Foreign Exchange Rates	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjusted Local Currency
Flavors & Extracts	2.1%	2.6%	(0.5%)	(0.2%)	0.9%	(1.1%)
Color	(4.3%)	3.9%	(8.2%)	2.3%	1.2%	1.1%
Asia Pacific	4.4%	0.1%	4.3%	3.6%	(2.5%)	6.1%
Total Revenue	0.8%	2.8%	(2.0%)	1.7%	0.7%	1.0%

Operating Income
Flavors & Extracts	(12.4%)	1.2%	(13.6%)	(16.9%)	0.6%	(17.5%)
Color	(18.7%)	4.7%	(23.4%)	(6.7%)	1.1%	(7.8%)
Asia Pacific	16.4%	0.6%	15.8%	8.9%	(2.7%)	11.6%
Corporate & Other	(31.6%)	0.0%	(31.6%)	(23.3%)	0.0%	(23.3%)
Total Operating Income	(6.2%)	3.6%	(9.8%)	(5.5%)	0.6%	(6.1%)
Diluted Earnings per Share	(11.8%)	3.5%	(15.3%)	(11.3)%	0.4%	(11.7%)

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $191.0 million and $187.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately 2%. The increase was primarily a result of higher revenue in Natural Ingredients due to higher selling prices and volumes. Foreign exchange rates increased segment revenue by approximately 3%.

Flavors & Extracts segment revenue was $558.1 million and $559.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily a result of lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was primarily due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%, partially offset by lower volumes.

Flavors & Extracts segment operating income was $23.1 million and $26.3 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately 12%. The decrease was primarily a result of lower segment operating income in Natural Ingredients and Flavors, Extracts & Flavor Ingredients. The lower segment operating income in Natural Ingredients was primarily a result of higher raw material costs and an unfavorable product mix, partially offset by higher selling prices. The lower segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher raw material costs, lower volumes, and an unfavorable product mix, partially offset by higher selling prices. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 12.1% in the current quarter compared to 14.1% in the prior year’s comparable quarter.

Flavors & Extracts segment operating income was $69.7 million and $83.9 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately 17%. The decrease was primarily a result of lower segment operating income in Natural Ingredients and Flavors, Extracts & Flavor Ingredients. The lower segment operating income in Natural Ingredients was primarily a result of higher raw material costs, lower volumes, and an unfavorable product mix, partially offset by higher selling prices and lower manufacturing and other costs. The lower segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 12.5% in the current nine month period compared to 15.0% in the prior year’s comparable nine month period.

Color
Color segment revenue was $144.9 million and $151.5 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately 4%. The decrease was a result of lower revenue in Food & Pharmaceutical Colors and Personal Care due to lower volumes, partially offset by higher selling prices and the favorable impact of foreign exchange rates that increased segment revenue by approximately 4%.  The lower volumes in Food & Pharmaceutical Colors were also partially offset by the favorable impact of the acquisition of Endemix in October 2022.

Color segment revenue was $466.6 million and $456.2 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately 2%. The increase was a result of higher revenue in Food & Pharmaceutical Colors, partially offset by lower revenue in Personal Care.  The higher revenue in Food & Pharmaceutical Colors was primarily due to higher selling prices, the acquisition of Endemix in October 2022, and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%, partially offset by lower volumes.  The lower revenue in Personal Care was primarily due to lower volumes, partially offset by higher selling prices.

Index
Segment operating income for the Color segment was $22.9 million and $28.2 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately 19%. The decrease in segment operating income was a result of lower operating income in Food & Pharmaceutical Colors and Personal Care. The lower operating income in Food & Pharmaceutical Colors was due to higher raw material costs and lower volumes, partially offset by higher selling prices and lower manufacturing and other costs. The lower operating income in Personal Care was due to higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. Foreign exchange rates increased segment operating income by approximately 5%. Segment operating income as a percent of revenue was 15.8% in the current quarter and 18.6% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $84.0 million and $90.0 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately 7%. The decrease in segment operating income was a result of lower operating income in Personal Care, partially offset by higher operating income in Food & Pharmaceutical Colors.  The lower operating income in Personal Care was primarily due to higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher selling prices, partially offset by higher raw material costs, lower volumes, and an unfavorable product mix. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 18.0% in the current nine month period and 19.7% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $36.8 million and $35.2 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately 4%. The increase was primarily a result of higher selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended September 30, 2023.

Segment revenue for the Asia Pacific segment was $112.9 million and $109.0 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately 4%. The increase was primarily a result of higher selling prices, partially offset by the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 3%.

Segment operating income for the Asia Pacific segment was $8.1 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately 16%. The increase was primarily a result of higher selling prices and the favorable impact of foreign exchange rates that increased segment operating income by approximately 1%, partially offset by higher raw material costs. Segment operating income as a percent of revenue was 22.0% in the current quarter and 19.7% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $24.9 million and $22.9 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately 9%. The increase was primarily a result of higher selling prices, partially offset by higher raw material costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 3%. Segment operating income as a percent of revenue was 22.1% in the current nine month period and 21.0% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $9.6 million and $14.0 million for the three months ended September 30, 2023 and 2022, respectively. The Corporate & Other operating expense was $31.7 million and $41.3 million for the nine months ended September 30, 2023 and 2022, respectively. The lower operating expense for both the three and nine months ended September 30, 2023, was primarily due to lower performance-based compensation expense in 2023.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2023. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2023 through 2028. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

Index
As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or nine months ended September 30, 2023. The Company continues to experience elevated costs for certain inputs, such as labor, raw materials, energy, and certain agricultural costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash provided by operating activities was $106.8 million and $14.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in net cash from operating activities was primarily due to a decrease in cash used for inventory investments during 2023 compared to 2022 and an increase in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $65.6 million and $51.7 million during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company paid $1.0 million related to the acquisition of Flavors Solutions, Inc.  Capital expenditures were $67.7 million and $51.7 million during the nine months ended September 30, 2023 and 2022, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $36.4 million for the nine months ended September 30, 2023, and net cash provided by financing activities was $46.3 million for the nine months ended September 30, 2022. Net debt increased by $23.5 million and $100.1 million for the nine months ended September 30, 2023 and 2022, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support capital expenditure investments during the nine months ended September 30, 2023. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $51.9 million and $51.7 million were paid during the nine months ended September 30, 2023 and 2022, respectively. Dividends paid were $1.23 per share for both the nine months ended September 30, 2023 and 2022.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2023. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2023. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of September 30, 2023, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of September 30, 2023, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or nine months ended September 30, 2023.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

See Exhibit Index following this report.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amendment No. 10 to Receivables Purchase Agreement, dated as of August 31, 2023, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association.	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2023 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 7, 2023	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	November 7, 2023	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice President & Chief Financial Officer