Form 10-K
period 2023-12-31
SENSIENT TECHNOLOGIES CORP
filed 2024-02-22
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2023, was $2,949,219,588. For purposes of this computation only, the registrant’s directors and executive officers were considered to be affiliates of the registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the registrant.

There were 42,343,684 shares of Common Stock outstanding as of February 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2023 INDEX

Index
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2023, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and Israel and Hamas and other parties in the Middle East; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and portfolio optimization plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting policies set forth under the heading “CRITICAL ACCOUNTING POLICIES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share (which exclude divestiture & other related income and restructuring and other costs, which include portfolio optimization plan costs) and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars, divestiture & other related income, and restructuring and other costs, which include portfolio optimization plan costs). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the divestiture & other related income and restructuring and other costs, which include portfolio optimization plan costs that have been excluded from the non-GAAP financial measures, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the section titled “NON-GAAP FINANCIAL MEASURES.”

Index
PART I

Item 1.	Business.

General

Sensient Technologies Corporation (the Company) was incorporated under the laws of the State of Wisconsin in 1882. Its principal executive offices are located at 777 East Wisconsin Avenue, Suite 1100, Milwaukee, Wisconsin 53202-5304, telephone (414) 271-6755.

The Company is subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). In accordance with the Exchange Act, the Company files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the Commission). These reports and other information may be accessed from the website maintained by the Commission at https://www.sec.gov.

The Company can also be reached at its website at www.sensient.com. The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, Nominating and Corporate Governance, Finance, and Executive Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Corporate Governance Guidelines, Policy Relating to  Recovery of Erroneously Awarded Compensation, and Non-Employee Directors and Executive Officers Stock Ownership Guidelines are available on the Company’s website. These documents are also available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, or if waivers from it are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

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

The Company’s principal products include:

●	flavors, flavor enhancers, ingredients, extracts, and bionutrients;

●	essential oils;

●	dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	personal care colors and ingredients;

●	pharmaceutical and nutraceutical colors, excipients, and ingredients; and

●	technical colors, specialty colors, and specialty dyes and pigments.

For 2023, the Company’s three reportable segments were the Flavors & Extracts Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, restructuring and other charges, including operational improvement plan costs and income and portfolio optimization plan costs, and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

Acquisitions

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey.

Index
The purchase price for this acquisition was $14.9 million in cash. This business is part of the Flavors & Extracts segment.

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed. This business is part of the Color segment.

Divestitures

In 2021, the Company received $1.5 million of net cash related to the previously completed sales of its yogurt fruit preparations and inks product lines. In 2022, the Company received $2.5 million of net cash related to its previously completed sale of its yogurt fruit preparations product line.

On April 1, 2021, the Company completed the sale of the fragrances product line (excluding its essential oils product line) for $36.3 million of net cash.

Flavors & Extracts Group

The Company is a global developer, manufacturer, and supplier of flavor systems for the food, beverage, and personal care industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors and Sensient Natural Ingredients, the Group is a supplier to multinational and regional companies. As noted above, during the second quarter of 2021, the Company divested its fragrances product line (excluding its essential oils product line).

The Flavors & Extracts Group produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. This Group includes the Company’s natural ingredients business, which produces dehydrated garlic, onion, and other natural ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as essential oils, natural and synthetic flavors, and natural extracts. The Group serves food and non-food industries. In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients. Through April 1, 2021, in non-food industries, the Group supplied fragrances and essential oil products to the personal, homecare, and bioingredients markets. After the divestiture of the fragrances product line on April 1, 2021, the Group still produces and supplies essential oils to the personal care market.

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

As of December 31, 2023, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, New Mexico, Belgium, Costa Rica, Mexico, Germany, and the United Kingdom.

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

As of December 31, 2023, the Group’s principal manufacturing plants are located in Missouri, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, Turkey, and the United Kingdom.

Index
The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

●	Sensient Pharmaceutical Coating Systems (pharmaceutical and nutraceutical colors and coatings);

●	Sensient Cosmetic Technologies (personal care colors, ingredients, and systems); and

●	Sensient Specialty Markets (paper colors and industrial colors for plastics, leather, wood stains, antifreeze, landscaping, and other uses).

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

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, restructuring and other charges, including operational improvement plan costs and income and portfolio optimization plan costs, and other costs, are included in the “Corporate & Other” category.

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

The Company’s research, development, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing ongoing technical support and know-how to the Company’s manufacturing activities. The Company’s efforts also include the development of proprietary seed lines, sometimes in partnership with other business partners, for its natural ingredients and natural colors business lines. The Company employed 760 people in research and development, quality assurance, quality control, and lab technician positions as of December 31, 2023.

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

Human Capital

As of December 31, 2023, the Company employed 3,956 persons worldwide. Approximately 43% of our employees were employed in the United States, and approximately 57% were employed outside of the United States. Of our 3,956 employees worldwide, we had 505 general administration employees (e.g., accounting, administrative, regulatory compliance, IT, human resources, etc.), 2,459 production employees, 465 research and development employees, and 527 sales and marketing employees.

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

Talent Acquisition and Talent Development

We are committed to the recruitment, retention, and continued development of people who thrive and succeed in our culture. In furtherance of this goal, our primary areas of focus remain: (i) talent acquisition, (ii) on-boarding, (iii) coaching, development, and retention, and (iv) integrity and professionalism. As part of the Company’s effort to attract and motivate employees, we offer compensation and comprehensive benefits that we believe are competitive in the markets in which we operate and compete for talent. We also have a dedicated internal talent acquisition team, with deep knowledge of our Company and our core values, in order to help us find the best prospective employees for open positions worldwide. We hold ourselves accountable for filling open roles expeditiously by closely monitoring and limiting days to fill open roles. We also challenge ourselves to take a broad view of talent acquisition, regularly seeking talent from non-traditional backgrounds and from outside our industry, and moving beyond restrictive pedigree requirements in favor of skills and the ability to learn. With our sales and technical roles, we have implemented a gamified AI-based platform to identify candidates, without bias, who share the behavioral and cognitive attributes of our most successful sales and technical employees from around the world.

After hiring a candidate, we believe that an effective on-boarding is a critical factor in whether a new employee succeeds or fails. We continue to develop, and improve upon, our on-boarding process to differentiate ourselves from our competitors and help enable our employees to succeed. We generally track our progress through weekly pre-hire team on-boarding calls, new hire surveys, new hire interviews, hiring manager surveys, and a monthly report of our results to senior leadership. We also promote regular 1:1 meetings between non-production employees and their supervisors.

In order to continue to develop and retain our key talent, we offer training programs based upon the employee’s role in the Company. We also maintain personalized career planning, ongoing coaching and development by Corporate and local leadership, and a “High Potential Program,” which ensures our key talent learns from and gains exposure to senior leadership. Performance reviews and succession planning occur company-wide on an annual basis. Individual goals are set annually for employees, which flow from the Company strategy, and attainment of those goals is an element of the employee’s performance assessment. We invest in our development programs for high-impact roles, such as our General Management Development, Sales Representative Trainee, and Flavorist Trainee programs. We continue to “promote-from-within” and provide opportunities for our internal employees to grow their careers, with over half of our senior leadership and over half of our business unit leaders previously having been promoted to their current role from within the Company. We closely monitor turnover overall and in critical roles to vet our retention efforts and identify areas of need for future investment.

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

We develop, manufacture, and sell flavors, flavor enhancers, ingredients, extracts, and bionutrients; essential oils; natural ingredients, including dehydrated vegetables and other food ingredients; natural and synthetic food and beverage colors; personal care colors and ingredients; pharmaceutical and nutraceutical excipients and ingredients; and technical colors, specialty colors, and specialty dyes and pigments. We sell these products to customers in industries and markets that are highly competitive. We face intense competition from multiple competitors in each of our business lines. These competitors range from large multinational flavor companies with broad and sophisticated product portfolios and outstanding technological capabilities to smaller more specialized regional companies that focus on a single product line or offering. Our success against these competitors depends upon our ability to continually develop and manufacture safe, high quality, innovative, and legally compliant products across each of our product lines in varying batch sizes, at varying frequencies, and at acceptable prices. We also must provide outstanding product development support, on time delivery, regulatory assistance, and after-sale product support to all of our customers, wherever they are located. If we are unable to do these tasks, or if competitors do any of these tasks better than we do, we may lose part or all of our business with some customers. We do lose business to competitors from time to time. Competition can reduce both our sales and the prices at which we are able to sell our products, or cause us to incur additional costs to remain competitive, which can negatively affect our results.

•
Our business is impacted by adverse developments in economic, political, and capital market conditions, which could negatively affect our financial performance and our ability to grow or sustain the growth of our business.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our businesses and the businesses of our customers and suppliers. Economic downturns, changes in interest rates, lower consumer confidence, decreasing employment levels, price instability, inflation, slowing economic growth, and social and political instability in the industries and/or markets where we compete could negatively affect our financial performance in future periods and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by rising interest rates, global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as Israel and Hamas and related disruptions in the Red Sea and region, geopolitical tensions, and the strengthening of the U.S. dollar, have adversely impacted, and could continue to adversely impact, our results of operations.

Index
We have experienced, and could continue to experience, increased raw material and energy cost inflation, as well as disruptions and delays in our supply chain, as a result of global macroeconomic trends, including increased global demand, labor shortages, geopolitical and economic tensions, including the conflicts between Russia and Ukraine and in the Middle East, which has grown out of the Israel and Hamas conflict. For example, suppliers located in Ukraine are our main source of sunflower oil, which is primarily used in our savory and beverage businesses. We have encountered difficulties, and may continue to encounter difficulties, in finding favorable pricing and reliable alternative sources or substitutes for certain of the raw materials we need (including sunflower oil) for certain products. If these difficulties persist, accelerate, or expand, our operations could be adversely affected.

These increased costs, or any potential shortage of energy or raw materials, could adversely affect our profitability. The military conflicts may also increase the risk of cybersecurity incidents, including the risk of cyberattacks in retaliation based upon the United States’ and/or European Union’s support for Ukraine or Israel. Such attacks, whether on us or on critical infrastructure and financial institutions globally, could also adversely affect our operations.

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

Generally, we do not sell products directly to consumers. The customers to whom we sell our products incorporate our products into their own products. Our customers face intense competition. This competitive pressure has caused some of our customers to change or reduce ordering patterns, to resist price increases, to discontinue or reduce existing product offerings, and to introduce fewer new products and reduce or eliminate traditional limited time offerings. Some of our large, multinational customers may increasingly become vertically integrated as a result of cost pressures, supply chain disruptions, or other reasons. We would lose business to the extent any of our customers are able to produce the products that we otherwise supply them. Additionally, the commercial outlets for many of our customers are also under intense competitive pressure, which has caused many such commercial outlets to be resistant to price increases from their suppliers. Ultimately, our ability to sell our products to customers depends upon our customers’ ability to succeed against their competitors and to respond effectively to the demands of their own customers, including pressure to reduce prices. When our customers do not successfully compete, as happens from time to time, it can impact our sales and the prices at which we sell our products, which can negatively affect our results.

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

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, personal care ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies (including, for example, off-label prescription drug use for weight loss) that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies (including advancements such as artificial intelligence and machine learning, which may become critical in understanding consumer preferences in the future), and price demands, our results could be adversely affected. The COVID-19 pandemic and ongoing economic uncertainty have impacted consumer behavior in numerous ways and it is difficult to predict whether these changes will persist over the long term and how they will impact our customers. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. Since the beginning of the COVID-19 pandemic, we have seen a reduction in the size of new product launches and fewer limited time offerings from some of our customers. Any of these actions by our customers can adversely affect our results.

•	If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure. We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations, and information systems functions. If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease. As discussed above, the price pressures in our markets make such cost reduction efforts particularly important. For example, in 2023, the Company began the execution of a portfolio optimization plan to optimize certain production facilities, centralize and eliminate certain production and selling and administrative positions, and improve efficiencies globally within the Company. These types of activities have required, and may continue to require, the devotion of significant resources and management attention and may pose business risks. In addition, these actions may result in a deterioration of employee relations at the impacted locations in our business. Our ability to realize anticipated cost savings may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, and effectively produce products at the consolidated facilities. Furthermore, our cost reduction efforts may not be as effective as we had anticipated, which could have an adverse effect on our financial condition.

•	A disruption in our supply chain could adversely affect our profitability.

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical products, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, the risks associated with agriculture, such as reduced crop yields, reduced crop availability, water shortages, increased water costs, reduced access to water, droughts, and other potentially more severe weather events, are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to the increased costs. Additionally, government regulatory action against any of our suppliers or particular raw materials could also cause a supply disruption. We have, in the past, dealt with regulators shutting down suppliers that provided the Company with raw materials.

Index
 This adversely impacted the supply of raw materials for the affected products and, therefore, impacted our ability to produce products containing these raw materials. Additionally, our yields from harvests for onion were adversely impacted in 2021 and 2022 by both drought and flooding, resulting in reduced availability of onion products for our Natural Ingredients business in recent prior years. We increased the amount of onion and garlic planted in 2023, but there is no certainty that we will achieve greater yields or, if we do increase our yields, that there will be a market for such products. Any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

•	We may not be able to manage inventory as effectively as anticipated, which may adversely impact our performance.

Efficient inventory management is essential to our performance. We must maintain appropriate inventory levels and product mix to meet customer demand, without incurring costs related to storing and holding excess inventory. If our inventory management decisions do not accurately predict demand or otherwise result in excess inventory, as has happened in the past, our financial results may be adversely impacted by markdowns, impairment charges, or other costs related to disposal of excess or obsolete inventory. For example, the shelf-life for natural products is generally shorter than synthetic products, so if the demand for natural products slows, it becomes more likely that any excess inventory could need to be written off or subject to markdowns and would have an adverse impact on our revenue and profitability. Additionally, if we do not maintain enough inventory to satisfy the demand of our customers, we may lose business to our competitors, which could adversely affect our results. During the COVID-19 pandemic, we held large quantities of raw material and finished goods inventory to minimize disruptions to our customers. As we continue to emerge from the pandemic, we may not be as effective as we intend in reducing our inventory to more normal levels. As we saw starting at the end of 2022 and continuing through 2023, many of our customers are also reducing their inventory to more normal levels. This has had an adverse impact on our ability to reduce our inventory at an optimal rate and may continue to have such an impact in the future.

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

We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events (such as the Russia-Ukraine and Middle Eastern conflicts and related disruptions in the Red Sea and Arabian Sea discussed above), and changes in governmental regulations, particularly related to carbon reduction. Commodity, transportation, and energy price increases will raise both our raw material costs and operating costs. Additionally, as many areas move away from using carbon-based sources of energy, we would initially anticipate increases in the cost of energy generated from renewable energy sources as well as potential reliability and continuity issues related to electrical power generation, distribution, and supply. While the long-term environment impact of these moves is favorable, the shorter and medium-term impact in increased energy prices could adversely affect our profitability.

•
The financial condition of our customers may adversely affect their ability to buy products from us at current levels, to accept price increases, or to pay for products that they have already purchased.

As mentioned above, our customers are under intense pressure in their markets from competitors and their end customers and as a result of changing consumer preferences. Historically, these combined pressures have resulted in some of the Company’s customers entering bankruptcy or receivership. There is risk that other customers of the Company could enter bankruptcy or receivership in the near-term. Once in bankruptcy or receivership, these customers are restricted from paying certain outstanding invoices to the Company until later in the bankruptcy process and even when able to pay, may not be able to pay the full amounts owed. Additionally, certain payments made to us prior to a customer declaring for bankruptcy may be, and have been, subject to clawback during the bankruptcy or receivership process. Financially distressed customers may change or reduce ordering patterns, reduce willingness to accept price increases, discontinue or reduce existing product offerings, and introduce fewer new products. Those developments could adversely affect our results.

In addition, if any of our suppliers become financially insolvent and fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us with little recourse against such supplier. In such events, we may incur losses, or our results of operations, financial condition, or liquidity could otherwise be adversely affected.

Index
•	The impact of currency exchange rate fluctuation may negatively affect our results.

We report the results of our foreign operations in the applicable local currency and then translate those results into U.S. dollars at applicable exchange rates. We are therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. The applicable exchange rates between and among foreign currencies and the U.S. dollar have fluctuated and will continue to do so in the future. These fluctuations have impacted our results of operations in recent periods as discussed below in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such currency exchange rate volatility may also adversely impact our financial condition or liquidity. While we may use forward exchange contracts and foreign currency denominated debt to manage our exposure to foreign exchange risk, such risk management strategies do not insulate us completely from those exposures and may not be effective, and our results of operations could be adversely affected. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in certain of our businesses outside of the U.S. and adversely impact the comparability of results from period to period. The continued strength of the U.S. dollar could continue to adversely impact our revenue and profit in non-U.S. jurisdictions.

•	Operating in foreign countries and emerging markets exposes us to increased risks, including economic, political, security, and international operation risks.

We operate, manufacture, and sell our products and obtain raw materials in many foreign countries and emerging markets. This subjects us to risks that could materially impact our operating results, including: difficulties in staffing and managing foreign personnel in diverse cultures; transportation and other supply chain delays or interruptions; sometimes unpredictable regulatory changes; physical security risks, including the potential for violence, civil and labor unrest, and possible terrorist attacks; difficulties in enforcing rights, collecting revenues, and protecting assets in foreign jurisdictions; and the effects of international political developments and political and economic instability. For example, we have a flavors manufacturing facility in Celaya, Mexico; this city continues to experience increased levels of political and criminal violence by narcotics trafficking cartels. While the instability in Mexico has not yet materially adversely impacted our business there, it could do so in the future, and our results of operations could be adversely affected.

In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, employment regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China as well as potential regulatory actions by the Chinese government may affect the availability and cost of our raw materials and products originating in China, the demand for, as well as the supply of, our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products.

These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Any of these events could increase the cost of our products, create disruptions to our supply chain, and impair our ability to effectively operate and compete in the countries where we do business.

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

Index
Stakeholder expectations in connection with ESG matters have been, and continue to be, rapidly evolving and increasing. The enhanced stakeholder and regulatory focus on ESG matters requires us to continuously monitor various developing standards and reporting requirements and make continuous progress in our efforts to reduce our, as well as our suppliers’, energy consumption, greenhouse gas emissions, water usage, and waste generation. Implementing such monitoring, reporting, and improved sustainability could be costly. Even where we make progress, our ESG practices still may not meet the standards of all of our stakeholders. For example, many of our large, global customers are committing to long-tern1 targets to reduce greenhouse gas emissions within their supply chains. If we are unable to achieve these reductions, our customers may seek out alternative suppliers who are better able to support such reductions. Certain of our customers have also indicated that they will require that their suppliers meet a certain score or grade on one or more sustainability platforms. If we are unable to meet such criteria, we may be unable to win new business or lose existing business with those customers. We are also experiencing certain of our customers requesting that we undertake specific sustainability initiatives, some of which may impose significant costs on the Company. If we fail to undertake such initiatives, we may lose business with those customers or, if we do undertake such initiatives and are unable to pass on the additional costs, our profitability could be adversely impacted. In addition, some of our customers and other stakeholders are requiring us to provide information on our plans relating to certain ESG matters, such as greenhouse gas emissions (including carbon scores for particular products we supply), and we expect this trend to continue as more regulations are being adopted. If we are unable to respond, or we are perceived to be responding inadequately, to the expectations of our stakeholders, our business and reputation could be harmed, our profit and revenue could decline, and it could have a negative impact on the trading price of our common stock.

In addition, the increased focus on ESG matters may result in new or increased regulations, laws, and demands, such as carbon tax and tariff programs and enhanced sustainability reporting regimes, which could cause us to incur additional costs or to make changes to our operations to comply with any such regulations, laws, or demands. These actions are likely to increase costs associated with our operations, including costs for energy, raw materials, production, transportation, and labor. We are also likely to incur additional third-party service provider costs, including sustainability platform fees, audit costs, and other service fees from sustainability professionals in order to remain compliant with newly enacted regulations, laws, and demands, including the European Union Corporate Sustainability Reporting Directive and California SB 253 and SB 261. If we are unable to pass on these costs, our profit could decline. Further, our customers and the markets we serve may impose standards, regulations, market-based policies, or preferences that we may not be able to timely meet due to the required level of capital investment or technological advancement, which in the case of the availability of sustainable energy to support our operations is generally outside our control. If we fail to keep up with changing regulations and preferences, or if we fail to innovate or operate in ways that maximize sustainability, our customers may choose more sustainable suppliers. Failing to quickly and cost-efficiently adapt to stakeholder ESG expectations and standards could adversely affect our business and financial condition. Additionally, consumers who buy food and personal care products from our customers may be unwilling to pay the higher prices that could result from the increased costs of products as a result of the increased costs engendered by these sustainability efforts, which could adversely affect our business and financial condition.

•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, severe weather (including droughts and flooding), epidemics, pandemics, or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. Our natural colors, flavors, extracts, and essential oils businesses are dependent on favorable climatic conditions and the non-occurrence of natural disasters. Adverse weather events could impact our or our growers’ ability to plant, grow, and harvest crops, and such events could also increase the presence of disease and pests on such crops, which may negatively affect our ability to supply certain products. For example, our Natural Ingredients business has significant operations in California, which has been dealing with drought conditions, flooding, and water supply issues, which such issues had negatively impacted certain of our yields from onion harvests in prior years as discussed above. In the event that there is an insufficient supply of water for our operations or the operations of the growers that we contract with, our Natural Ingredients business may be materially impacted and could have an adverse effect on our results in future periods. While we make efforts to diversify where we grow products, these efforts may be insufficient to mitigate all adverse effects. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product, and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

Litigation and Regulatory Risks

•
Many of our products are used in items for human consumption and contact. We may be subject to product liability claims and product recalls, which could negatively impact our profitability and corporate image.

We sell flavors, colors, and other specialty ingredients that are used in foods, beverages, pharmaceuticals, personal care, nutraceuticals, and other items for human consumption or contact. These products involve risks such as contamination or spoilage, tampering, defects, and other adulteration. If the consumption or use of our products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals as well as cosmetic ingredients that may have utilized talc in the past. From time to time, we or our customers have withdrawn or recalled products in the event of contamination, product defects, or perceived quality problems. If our customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.

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

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, personal care, other consumer products, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. In addition, individual states may also enact regulations prohibiting or limiting the manufacturing and/or sale of goods containing certain of our products (such as the California Food Safety Act’s prohibition on red dye 3), which could cause a decrease in our sales of such products and negatively impact our results of operations. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’, and our customers’ operations. Also, if we, our suppliers, or our customers fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, recalls of products, and private civil lawsuits. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations. As discussed above, actions by regulatory agencies against us and our suppliers can also adversely impact the availability of raw materials. Whenever raw materials become more costly or unavailable due to legal, regulatory, or other governmental actions, our profitability could be adversely impacted.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in liabilities for uncertain tax positions; the costs of repatriations; or changes in tax laws or their interpretation. Any of these changes could negatively impact our results. In addition, the Organisation for Economic Co-operation and Development published a statement updating and finalizing the key components of a two-pillar plan on global tax reform that has now been agreed upon by the majority of OECD members. Pillar Two imposes a global minimum corporate tax rate of 15%. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework, and several other countries are also considering changes to their tax laws to implement this framework. The Pillar Two framework is expected to be effective in fiscal year 2024. When and how this framework is adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our results of operations.

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

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel. The competition for these individuals can be significant and if we are unable to successfully integrate, motivate, and reward our employees, we may not be able to retain them. The loss of key employees or inability to attract new employees in the future could harm our business. In addition, we need to provide for smooth transitions when replacing key management and technical personnel positions. Our operations and results may be negatively affected if we are not able to do so.

Additionally, many of our key personnel must have access to the Company’s trade secrets to effectively perform their job responsibilities. Although we seek to impose confidentiality, non-solicitation, loyalty, and non-competition obligations on many employees through agreements and our Code of Conduct, these efforts may not be successful. Furthermore, litigation to enforce departing employees’ legal obligations may not be, and has not always been, successful as the legal systems in many jurisdictions disfavor or prohibit restrictions on an employee’s right to change jobs as well as on preemptive measures to prevent the disclosure of a company’s trade secrets and intellectual property before it occurs. It may become more difficult to obtain and enforce non-competition agreements in the future, as there are various federal and state efforts ongoing in the U.S. that would prohibit or limit them. As a result, there is a possibility that certain competitors could attempt to exploit the Company’s trade secrets and confidential information to the Company’s competitive detriment, which could adversely impact our profitability.

•	We face risks associated with strategic transactions that we have completed and may pursue in the future, which could adversely affect our operating results.

Our business strategy includes acquiring businesses, making investments that complement our existing businesses, and, based on an evaluation of our business portfolio, divesting existing businesses. We have acquired many companies and operations in the past and may continue to grow by acquisition in the future. We continue to analyze and evaluate acquisition opportunities with the potential to strengthen our industry position or enhance our existing product offerings. We may not be able to identify suitable acquisition candidates or have sufficient financing and/or cash available to successfully complete acquisitions in the future. Our future growth through acquisitions could involve significant risks that may have a material adverse effect on us.

In addition, strategic transactions may present operational, financial, and managerial challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities that may not be discovered before an acquisition or fully reflected in the price we pay, and potential disputes with the buyers or sellers. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Divestitures have inherent risks, including potential post-closing liabilities and claims for indemnification, that may impact our ability to fully realize the anticipated benefits of a given divestiture. If any additional post-closing risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

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

We protect our intellectual property rights as trade secrets, through patents, under confidentiality agreements, and through internal and external physical and cyber-security policies and systems. We could incur significant costs in asserting our intellectual property rights or defending ourselves from third party intellectual property claims. The laws of some of the countries in which we operate do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to obtain or adequately protect our intellectual property rights (including in response to developments in artificial intelligence technologies), or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could have a material adverse impact on our business, financial condition, and results of operations. In addition, if other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we had infringed on their intellectual property rights, it could have an adverse impact on our business.

•
Our ability to successfully maintain and upgrade our information technology systems, and to respond effectively to failures, disruptions, compromises, or breaches of our information technology systems, may adversely affect our competitiveness and profitability.

Our success depends in part on our ability to maintain current information technology platforms, including some managed by third-party providers, for our businesses to operate effectively, reliably, and securely. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations. If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems to protect our vital information as well as our facilities and IT systems, our competitiveness and profits could decrease. In addition, as artificial intelligence capabilities and other new and evolving technologies improve and gain widespread use, we may experience cyber-attacks created using artificial intelligence or other new and evolving technologies, which may be difficult to detect and mitigate against. These attacks could be designed to directly attack information systems with increased speed and/or efficiency or create more effective phishing techniques. It is also possible for a threat to be introduced as a result of our customers and third-party providers using the output of an artificial intelligence tool or other new and evolving technologies that includes a threat, such as introducing malicious code by incorporating artificial intelligence-generated source code.

Because of the nature of our business, and the importance of our proprietary information and manufacturing facilities, we face threats and experience cybersecurity incidents and attempts from time to time, not only from hackers’ intent on theft and disruption, but also from malicious insiders that may attempt to steal Company information or negligent employees. Furthermore, our and our third-party providers’ information technology systems are susceptible to failures, disruptions, breaches, ransomware, theft, employee carelessness in the face of social engineering and phishing threats and attacks, and other similar cybersecurity events. We and third parties we utilize as vendors to support our business and operations have experienced such attacks in the past and while there has been no material impact on our business, any such attacks in the future could have an adverse impact on our business. The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to lost business opportunities, increased operating costs, regulatory consequences, and reputational harm. While we take substantial steps to protect our information and systems through cyber security systems, monitoring, auditing, and training, these efforts are not always successful. And, while we maintain liability insurance against these risks, coverage may be unavailable or incomplete.

In addition, the Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. Our failure to comply with these evolving regulations, whether as a result of a cyber-attack or otherwise, could expose us to fines, sanctions, penalties, and other costs that could harm our reputation and adversely impact our financial results.

Item 1B.	Unresolved Staff Comments.

None.

Index
Item 1C.	Cybersecurity.

Risk Management and Strategy

The Company recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats in order to safeguard our information systems and protect the confidentiality, integrity, and availability of our information systems and the information residing therein. We have implemented several cybersecurity processes to aid in our efforts to assess, identify, and manage such material risks.

Our risk management program considers cybersecurity threat risks alongside other risks as part of our overall risk assessment process. We believe that integrating our cybersecurity risk management into our broader risk management framework promotes a company-wide culture of cybersecurity risk management and ensures that cybersecurity considerations are an integral part of decision-making at every level.

We employ a wide range of tools, policies, and services, including but not limited to penetration testing, network and endpoint monitoring, vulnerability assessments, information segregation, and tabletop exercises to inform our risk identification and assessment. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas and processes, research and development, trade secrets, products, customers and suppliers, employees, and other sensitive information. We also have a cybersecurity specific risk assessment process that helps us identify our cybersecurity threat risks and maturity level by comparing our processes to standards set by the International Organization for Standardization.

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, we:

•	Run tabletop exercises with our executive team to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•	Conduct regular third-party assessments of our cybersecurity program;
•	Undertake regular reviews of our incident response plan and other policies related to cybersecurity;
•	Run regular cyber penetration testing;
•	Through policy and practice, classify information, restrict access, and require employees to treat sensitive data with care; and
•
Conduct an annual employee training program, including regular phishing email simulations for all employees with access to corporate email systems to enhance awareness and responsiveness to such possible threats.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations.

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages third-party experts, including assessors, auditors, and consultants, in evaluating and testing our risk management systems. Such engagements include: managed security services, regular audits, penetration testing, threat assessments, and consultation on security enhancements. The Company has processes in place to oversee and manage its use of third-party vendors. We conduct security assessments of third-party vendors engaged, limit the information systems of the Company available to the third party, and maintain monitoring to ensure compliance with our cybersecurity standards.

From time to time, we experience cybersecurity incidents and threats to our systems and information. Through the date hereof, no risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, and we do not believe are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, we cannot guarantee that we will not be materially affected in the future. Cybersecurity threats rapidly evolve and are complex, so we must continually adapt and enhance our processes. As we do this, we must make judgments about where and how to invest resources to most effectively protect ourselves from threats. These are inherently challenging processes, and we can provide no assurance that the processes that we implement will be effective. For more information regarding cybersecurity risks that could impact the Company, see our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which such disclosures are incorporated by reference herein.

Index
Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our entire Board is responsible for the oversight of risks from cybersecurity threats. At least twice annually, the entire Board receives an overview from management of our cybersecurity progress and effectiveness, covering topics such as current cybersecurity landscape and emerging threats, data security posture, results from third-party assessments, status of ongoing initiatives and strategies, and material cybersecurity threat risks or, if any, incidents and developments. In these sessions, the Board receives materials and discusses such matters with our Chief Information Officer. The Board also receives annual training on cybersecurity. In addition, we have formed an executive level steering committee (including the CEO, CFO, Group Presidents, General Counsel, VP, Human Resources, Controller/Chief Accounting Officer, and Chief Information Officer) that provides oversight and routinely discusses cybersecurity matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer, our Director of Information Security, and our Director of Infrastructure. These individuals collectively have over 85 years of prior work experience in various roles in the information security field, including managing and implementing effective information technology and cybersecurity programs, as well as relevant degrees and certifications, including a Certified Information Systems Security Professional certification. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Chief Information Officer reports to the entire Board about cybersecurity threat risks, among other cybersecurity matters, at least twice annually or more frequently as circumstances may require.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Extracts Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2023, the locations of our production properties by reportable segment are as follows:

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

See Part II, Item 8, Note 17, Commitments and Contingencies, of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosure.

Not applicable.

Index
Information About Our Executive Officers

The executive officers of the Company and their ages as of February 22, 2024 are as follows:

Name	Age	Position
Paul Manning	49	Chairman, President, and Chief Executive Officer
Amy M. Agallar	46	Vice President and Treasurer
Michael C. Geraghty	62	President, Color Group
Thierry Hoang	43	Vice President, Asia Pacific Group
Amy Schmidt Jones	54	Vice President, Human Resources and Senior Counsel
John J. Manning	55	Senior Vice President, General Counsel, and Secretary
Steve Morris	60	President, Flavors & Extracts Group
Stephen J. Rolfs	59	Senior Vice President and Chief Financial Officer
Tobin Tornehl	50	Vice President, Controller and Chief Accounting Officer

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows:

•	Mr. Morris has held his present office since January 1, 2024, and previously served as General Manager, Sweet and Beverage Flavors North America (August 2017 – December 2023).

Mr. Paul Manning (Chairman, President, and Chief Executive Officer) and Mr. John J. Manning (Senior Vice President, General Counsel, and Secretary) are brothers.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The number of shareholders of record of the Company’s common stock on February 8, 2024 was 1,932.

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. During fiscal 2023, the Company paid aggregate cash dividends of $1.64 per share to our shareholders, and the Company most recently declared a dividend of $0.41 per share payable on March 1, 2024 to shareholders of record on February 6, 2024. The timing, declaration, and payment of future dividends to holders of the Company’s common stock will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of the Company’s businesses, industry practice, and any other relevant factors.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2023, 1,267,019 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during 2023. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2023, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2018, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance. The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Sensient Technologies Corporation	$100	$121	$139	$192	$143	$132
S&P Midcap Specialty Chemicals Index	100	118	127	151	135	151
S&P Midcap Food Products Index	100	117	128	150	147	134
S&P 500 Index	100	131	156	200	164	207
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Item 6.	[Reserved]

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022, compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 17, 2023, which is incorporated herein by reference.

OVERVIEW

Sensient Technologies Corporation (the Company or Sensient) is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are both managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, restructuring and other charges, including operational improvement plan costs and portfolio optimization plan costs, and other costs are included in the “Corporate & Other” category.

The Company’s diluted earnings per share were $2.21 in 2023 and $3.34 in 2022. 2023 results were negatively impacted by $27.8 million ($27.4 million after tax, $0.65 per share) of portfolio optimization plan costs. 2022 results were positively impacted by $2.5 million ($1.9 million after tax, $0.04 per share) of divestiture & other related income. Adjusted diluted earnings per share, which exclude the divestiture & other related income and the portfolio optimization plan costs, were $2.86 in 2023 and $3.29 in 2022 (see discussion below regarding non-GAAP financial measures).

Additional information on the results is included below.

RESULTS OF OPERATIONS
2023 vs. 2022

Revenue
Sensient’s revenue was approximately $1.46 billion and $1.44 billion in 2023 and 2022, respectively.

Gross Profit
The Company’s gross margin was 31.6% in 2023 and 34.0% in 2022. The decrease in gross margin was primarily due to higher raw material costs, lower volumes, and portfolio optimization plan costs, which decreased gross margin 20 basis points in 2023, partially offset by higher selling prices in 2023.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 21.0% in 2023 and 20.3% in 2022. Selling and administrative expenses in 2023 were increased by portfolio optimization plan costs totaling $24.7 million and in 2022 were reduced by divestiture & other related income totaling $2.5 million. Selling and administrative expense as a percent of revenue increased by approximately 170 basis points and decreased by approximately 20 basis points in 2023 and 2022, respectively, as a result of these expenses and income. See Divestitures and Portfolio Optimization Plan below for further information.

Selling and administrative expenses as a percent of revenue was further impacted by lower performance-based compensation in 2023.

Operating Income
Operating income was $155.0 million in 2023 and $196.8 million in 2022. Operating margins were 10.6% in 2023 and 13.7% in 2022. Portfolio optimization plan costs decreased operating margins by approximately 200 basis points in 2023 and divestiture & other related income improved operating margins by approximately 20 basis points in 2022.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $25.2 million in 2023 and $14.5 million in 2022. The increase in expense was primarily due to an increase in the average interest rate and average debt outstanding.

Index
Income Taxes
The effective income tax rate was 28.1% in 2023 and 22.7% in 2022. The effective tax rates in both 2023 and 2022 were impacted by the release of valuation allowances related to the foreign tax credit carryover and net operating losses, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rate in 2023 was also impacted by the limited tax deductibility of costs related to the portfolio optimization plan. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

	2023	2022
Rate before portfolio optimization plan and discrete items	25.5%	25.8%
Portfolio optimization plan impact	4.7%	-
Discrete items	(2.1%)	(3.1%)
Reported effective tax rate	28.1%	22.7%

The 2024 effective income tax rate is estimated to be between 24% and 25%.

Acquisitions
On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed. This business is part of the Color segment.

See Note 2, Acquisitions, in the Notes to Consolidated Financial Statements included in this report for additional information.

Divestitures
In 2022, the Company received $2.5 million of net cash related to the previously completed sale of its yogurt fruit preparations product line.

See Note 14, Divestitures, in the Notes to Consolidated Financial Statements included in this report for additional information.

Portfolio Optimization Plan
During the fourth quarter of 2023, the board of directors of the Company approved a portfolio optimization plan (Portfolio Optimization Plan) to undertake an effort to optimize certain production facilities and improve efficiencies within the Company. As part of the Portfolio Optimization Plan, in the Flavors & Extracts segment, the Company is evaluating the potential closure of its manufacturing facility in Felinfach, Wales, United Kingdom, the potential closure of its sales office in Granada, Spain, and the potential centralization and elimination of certain selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. In addition, in the Color segment, the Company’s proposals include closing a manufacturing facility in Delta, British Columbia, Canada, closing a sales office in Argentina, and centralizing and eliminating certain production positions as well as potentially eliminating some selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. The Company reports all costs associated with the Portfolio Optimization Plan in the Corporate & Other segment.

See Note 16, Portfolio Optimization Plan, in the Notes to Consolidated Financial Statements included in this report for additional information.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude the divestiture & other related income and restructuring and other costs, including the portfolio optimization plan costs and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars, the divestiture & other related income, and restructuring and other costs, including the portfolio optimization plan costs.

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

Index
	Twelve Months Ended December 31,
(In thousands except per share amounts)	2023	2022	% Change
Operating Income (GAAP)	$155,023	$196,751	(21.2)%
Portfolio optimization plan costs – Cost of products sold	3,135	-
Divestiture & other related income – Selling and administrative expenses	-	(2,532)
Portfolio optimization plan costs – Selling and administrative expenses	24,706	-
Adjusted operating income	$182,864	$194,219	(5.8)%

Net Earnings (GAAP)	$93,394	$140,887	(33.7)%
Divestiture & other related income, before tax	-	(2,532)
Tax impact of divestiture & other related income(1)	-	636
Portfolio optimization plan costs, before tax	27,841
Tax impact of portfolio optimization plan costs(1)	(415)
Adjusted net earnings	$120,820	$138,991	(13.1)%

Diluted Earnings Per Share (GAAP)	$2.21	$3.34	(33.8)%
Divestiture & other related income, net of tax	-	(0.04)
Portfolio optimization plan costs, net of tax	0.65	-
Adjusted diluted earnings per share	$2.86	$3.29	(13.1)%

(1) Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Divestiture & other related income is discussed under “Divestitures” above and Note 14, Divestitures, in the Notes to the Consolidated Financial Statements included in this report. Portfolio optimization plan costs are discussed under “Portfolio Optimization Plan” above and Note 16, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change in the 2023 results compared to the 2022 results in the respective financial measures.

	Twelve Months Ended December 31, 2023
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	0.4%	1.2%	N/A	(0.8%)
Color	0.7%	1.6%	N/A	(0.9%)
Asia Pacific	1.7%	(1.8%)	N/A	3.5%
Total Revenue	1.4%	1.1%	N/A	0.3%

Operating Income
Flavors & Extracts	(16.7%)	0.6%	0.0%	(17.3%)
Color	(8.1%)	1.5%	0.0%	(9.6%)
Asia Pacific	4.4%	(1.9%)	0.0%	6.3%
Corporate & Other	30.6%	0.0%	56.3%	(25.7%)
Total Operating Income	(21.2%)	1.0%	(15.4%)	(6.8%)
Diluted Earnings per Share	(33.8%)	0.9%	(20.7%)	(14.0%)

(1)	For Operating Income and Diluted Earnings per Share, adjustments consist of divestiture & other related income in 2022 and portfolio optimization plan costs in 2023.

Note:	Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable divestiture & other related income, share-based compensation, acquisition, restructuring and other costs, including the portfolio optimization plan costs, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, as summarized in Part II, Item 8, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $741.1 million in 2023 and $738.0 million in 2022. The higher segment revenue was due to higher revenue in Natural Ingredients, partially offset by lower revenue in Flavors, Extracts & Flavor Ingredients. The higher revenue in Natural Ingredients was primarily due to higher selling prices, partially offset by lower volumes. The lower revenue in Flavors, Extracts & Flavor Ingredients was primarily due to lower volumes, partially offset by higher selling prices and the favorable impact of foreign exchange rates, which increased segment revenue by approximately 1%.

Flavors & Extracts segment operating income was $87.8 million in 2023 and $105.4 million in 2022, a decrease of approximately 17%. Foreign exchange rates increased segment operating income by approximately 1%. The lower segment operating income was a result of lower operating income in Natural Ingredients and Flavors, Extracts & Flavor Ingredients. The lower operating income in Natural Ingredients was primarily due to higher raw material costs, lower volumes, and an unfavorable product mix, partially offset by higher selling prices and lower manufacturing and other costs. The lower operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. Segment operating income as a percent of revenue was 11.8% and 14.3% for 2023 and 2022, respectively.

Color
Segment revenue for the Color segment was $608.0 million in 2023 and $604.0 million in 2022, an increase of approximately 1%. Foreign exchange rates increased segment revenue by approximately 2%. The higher segment revenue was a result of higher revenue in Food & Pharmaceutical Colors, partially offset by lower revenue in Personal Care. The higher revenue in Food & Pharmaceutical Colors was primarily due to higher selling prices, the acquisition of Endemix Doğal Maddeler A.Ş., and the favorable impact of foreign exchange rates, partially offset by lower volumes. The lower revenue in Personal Care was primarily due to lower volumes, partially offset by higher selling prices and the favorable impact of foreign exchange rates.

Segment operating income for the Color segment was $105.4 million in 2023 and $114.6 million in 2022, a decrease of approximately 8%. The lower segment operating income was a result of lower operating income in Personal Care, partially offset by higher operating income in Food & Pharmaceutical Colors. The lower operating income in Personal Care was primarily due to higher raw material and manufacturing and other costs and lower volumes, partially offset by higher selling prices. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher selling prices and the favorable impact of foreign exchange rates, which increased segment operating income by approximately 2%, partially offset by higher raw material and manufacturing and other costs, lower volumes, and an unfavorable product mix. Segment operating income as a percent of revenue was 17.3% and 19.0% for 2023 and 2022, respectively.

Asia Pacific
Segment revenue for the Asia Pacific segment was $146.1 million and $143.6 million for 2023 and 2022, respectively, an increase of approximately 2%. Segment revenue was higher than the prior year primarily due to higher selling prices, partially offset by lower volumes and the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 2%.

Segment operating income for the Asia Pacific segment was $30.8 million in 2023 and $29.5 million in 2022, an increase of approximately 4%. Foreign exchange rates decreased segment operating income by approximately 2%. The increase in segment operating income was a result of higher selling prices, partially offset by higher raw material costs and lower volumes. Segment operating income as a percent of revenue was 21.1% in 2023 and 20.5% in 2022.

Index
Corporate & Other
The Corporate & Other operating loss was $68.9 million in 2023 and $52.8 million in 2022. The higher operating loss was primarily a result of portfolio optimization plan costs totaling $27.8 million negatively impacting 2023 and divestiture & other related income totaling $2.5 million favorably impacting 2022, partially offset by lower performance-based compensation in 2023. See the Divestitures and Portfolio Optimization Plan sections above for further information.

LIQUIDITY AND FINANCIAL POSITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2023. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2024 through 2029, with approximately $82 million coming due in 2024. The Company believes that it has the ability to refinance or repay all of its obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity of approximately $318 million under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations in 2023. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2023, 1,732,981 shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time. There were no shares of Company stock repurchased in 2023 or 2022.

Cash Flows from Operating Activities
Net cash provided by operating activities was $169.7 million and $12.1 million in 2023 and 2022, respectively. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, and shareholder dividends. The increase in net cash provided by operating activities in 2023 was primarily due to a decrease in the cash used for inventory investments during 2023 compared to 2022 and an increase in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $87.6 million and $98.4 million in 2023 and 2022, respectively. Capital expenditures were $87.9 million in 2023 and $79.3 million in 2022. In 2022, the Company received $2.5 million of proceeds from the divestiture of the yogurt fruit preparations product line. The Company paid $1.7 million and $21.7 million in 2023 and 2022, respectively, for the acquisition of Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. and $1.0 million in 2022 related to a purchase price holdback associated with the acquisition of Flavor Solutions, Inc.

Cash Flows from Financing Activities
Net cash used in financing activities was $82.0 million in 2023, and net cash provided by financing activities was $86.2 million in 2022. The Company had a net decrease in debt of $3.5 million in 2023 compared to a net increase in debt of $157.2 million in 2022. For the purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company has paid uninterrupted quarterly cash dividends since commencing public trading of its stock in 1962. Dividends paid per share were $1.64 in 2023 and 2022. Total dividends paid were $69.2 million and $68.9 million in 2023 and 2022, respectively.

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

Index
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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2023. In conducting its annual test for impairment, the Company performed a qualitative assessment of its previously calculated fair values for each of its reporting units. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were above their respective net book values by at least 75%. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2023, the Company recorded gross deferred tax assets of $117.4 million with an associated valuation allowance of $34.1 million. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow-moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. The Company recorded non-cash charges of $3.1 million in 2023 in Cost of Products Sold related to the portfolio optimization plan. The charges reduced the carrying value of certain inventories, as they were determined to be excess. While significant judgment is involved in determining the net realizable value of inventory, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

NEW PRONOUNCEMENTS

Refer to the “Recently Issued Accounting Pronouncements” section within Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in this report for additional details.

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

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was an asset of $1.0 million and a liability of $0.2 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $3.5 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros and British Pounds. These non-derivative debt instruments act as partial hedges of the Company’s Euro and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $1.1 million at December 31, 2023. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Europe. At December 31, 2023, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be $1.0 million.

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

Index
Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(In thousands except per share amounts)	2023	2022	2021
Revenue	$1,456,450	$1,437,039	$1,380,264
Cost of products sold	996,153	947,928	925,603
Selling and administrative expenses	305,274	292,360	284,633
Operating income	155,023	196,751	170,028
Interest expense	25,172	14,547	12,544
Earnings before income taxes	129,851	182,204	157,484
Income taxes	36,457	41,317	38,739
Net earnings	$93,394	$140,887	$118,745

Earnings per common share:
Basic	$2.22	$3.36	$2.82
Diluted	$2.21	$3.34	$2.81

Weighted average number of common shares outstanding:
Basic	42,027	41,888	42,077
Diluted	42,242	42,213	42,258

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net earnings	$93,394	$140,887	$118,745
Cash flow hedges adjustment, net of tax benefit of $(984), $(471), and $(430), respectively	1,596	(805)	(543)
Pension adjustment, net of tax (benefit) expense of $(72), $(462), and $577, respectively	(287)	(1,439)	1,612
Foreign currency translation on net investment hedges	(11,378)	19,340	17,937
Tax effect of current year activity on net investment hedges	2,826	(4,804)	(4,455)
Foreign currency translation on long-term intercompany loans	(1,813)	(2,468)	13,798
Tax effect of current year activity on long-term intercompany loans	1,820	(2,408)	(3,990)
Reclassification of cumulative translation to net earnings	-	-	10,203
Other foreign currency translation	35,807	(33,476)	(50,099)
Total comprehensive income	$121,965	$114,827	$103,208

See notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share amounts)	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$28,934	$20,921
Trade accounts receivable	272,164	302,109
Inventories	598,399	564,110
Prepaid expenses and other current assets	37,119	47,640
Total current assets	936,616	934,780
Other assets	94,873	96,609
Deferred tax assets	41,564	32,717
Intangible assets, net	12,112	18,600
Goodwill	424,065	415,715
Property, Plant, and Equipment:
Land	31,901	31,444
Buildings	343,594	322,268
Machinery and equipment	781,789	722,294
Construction in progress	59,091	65,809
	1,216,375	1,141,815
Less accumulated depreciation	(711,098)	(658,622)
	505,277	483,193
Total assets	$2,014,507	$1,981,614

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$131,114	$142,365
Accrued salaries, wages, and withholdings from employees	26,412	43,738
Other accrued expenses	52,024	51,231
Income taxes	13,296	14,446
Short-term borrowings	13,460	20,373
Total current liabilities	236,306	272,153
Deferred tax liabilities	14,260	15,977
Other liabilities	37,817	37,191
Accrued employee and retiree benefits	27,715	26,364
Long-term debt	645,085	630,331
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid‑in capital	115,941	124,043
Earnings reinvested in the business	1,726,872	1,702,700
Treasury stock, 11,885,398 and 12,058,773 shares, respectively, at cost	(622,768)	(631,853)
Accumulated other comprehensive loss	(172,117)	(200,688)
	1,053,324	999,598
Total liabilities and shareholders’ equity	$2,014,507	$1,981,614

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net earnings	$93,394	$140,887	$118,745
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	57,820	52,467	52,051
Share-based compensation expense	8,933	16,138	9,573
Net loss on assets	541	276	331
Net (gain) loss on divestitures and other charges	—	(2,532)	14,021
Portfolio optimization plan costs	24,089	—	—
Deferred income taxes	(5,100)	(11,010)	(6,071)
Changes in operating assets and liabilities:
Trade accounts receivable	35,801	(46,086)	(34,571)
Inventories	(28,193)	(159,014)	(36,323)
Prepaid expenses and other assets	5,767	(5,055)	(6,057)
Trade accounts payable and other accrued expenses	(5,978)	17,489	21,326
Accrued salaries, wages, and withholdings from employees	(17,830)	3,486	7,321
Income taxes	(1,175)	4,422	4,275
Other liabilities	1,628	602	597
Net cash provided by operating activities	169,697	12,070	145,218

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment	(87,868)	(79,322)	(60,788)
Proceeds from sale of assets	156	264	216
Proceeds from divestiture of businesses	-	2,532	37,790
Acquisition of new businesses	(1,650)	(22,714)	(13,875)
Other investing activities	1,741	792	1,097
Net cash used in investing activities	(87,621)	(98,448)	(35,560)

Cash Flows from Financing Activities
Proceeds from additional borrowings	351,662	328,597	112,194
Debt payments	(355,161)	(171,447)	(110,168)
Purchase of treasury stock	—	—	(42,511)
Dividends paid	(69,222)	(68,915)	(66,694)
Other financing activities	(9,278)	(2,056)	(582)
Net cash (used in) provided by financing activities	(81,999)	86,179	(107,761)

Effect of exchange rate changes on cash and cash equivalents	7,936	(4,620)	(927)

Net increase (decrease) in cash and cash equivalents	8,013	(4,819)	970
Cash and cash equivalents at beginning of year	20,921	25,740	24,770

Cash and cash equivalents at end of year	$28,934	$20,921	$25,740

Cash paid during the year for:
Interest	$24,443	$14,716	$12,593
Income taxes	39,681	48,242	29,224
Capitalized interest	1,984	910	471

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
amounts)	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2020	$5,396	$102,909	$1,578,662	11,647,627	$(593,540)	$(159,091)
Net earnings			118,745
Other comprehensive loss						(15,537)
Cash dividends paid – $1.58 per share			(66,694)
Share-based compensation		9,573
Non-vested stock issued upon vesting		(1,264)		(24,711)	1,264
Benefit plans		338		(14,791)	756
Purchase of treasury stock				492,045	(42,511)
Other		(204)		7,379	(377)
Balances at December 31, 2021	5,396	111,352	1,630,713	12,107,549	(634,408)	(174,628)
Net earnings			140,887
Other comprehensive loss						(26,060)
Cash dividends paid – $1.64 per share			(68,915)
Share-based compensation		16,138
Non-vested stock issued upon vesting		(3,239)		(61,821)	3,239
Benefit plans		560		(11,786)	618
Other		(768)	15	24,831	(1,302)
Balances at December 31, 2022	5,396	124,043	1,702,700	12,058,773	(631,853)	(200,688)
Net earnings			93,394
Other comprehensive income						28,571
Cash dividends paid – $1.64 per share			(69,222)
Share-based compensation		8,933
Non-vested stock issued upon vesting		(14,987)		(286,019)	14,987
Benefit plans		375		(18,172)	952
Other		(2,423)		130,816	(6,854)
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2023, 2022, and 2021

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, restructuring and other charges, including operational improvement plan costs and income and portfolio optimization plan costs, and other costs are included in the “Corporate & Other” category. In the second quarter of 2021, the Company divested its fragrances (excluding essential oils) product line.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method. Inventories include finished and in-process products totaling $437.1 million and $385.2 million at December 31, 2023 and 2022, respectively, and raw materials and supplies of $161.3 million and $178.9 million at December 31, 2023 and 2022, respectively.

The Company recorded a non-cash charge of $3.1 million in Cost of Products Sold related to the portfolio optimization plan in 2023. The non-cash charge reduced the carrying value of certain inventories, as they were determined to be excess. See Note 16, Portfolio Optimization Plan, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2022, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2023 and 2021, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2023, 2022, or 2021.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 25 years. These assets include technological know-how, customer relationships, patents, trademarks, trade secrets, and non-compete agreements, among others.

Index
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s divestiture of its fragrances product line (excluding its essential oils product line) in 2021 and the Company’s portfolio optimization plan in 2023. See Note 14, Divestitures, and Note 16, Portfolio Optimization Plan, for additional information.

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

Index
Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2023, 2022, and 2021.

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

The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(In thousands except per share amounts)	2023	2022	2021
Numerator:
Net earnings	$93,394	$140,887	$118,745
Denominator:
Denominator for basic EPS - weighted average common shares	42,027	41,888	42,077
Effect of dilutive securities	215	325	181
Denominator for diluted EPS - diluted weighted average shares outstanding	42,242	42,213	42,258

Earnings per Common Share:
Basic	$2.22	$3.36	$2.82
Diluted	$2.21	$3.34	$2.81

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2023, 2022, and 2021.

All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in Selling and Administrative Expenses in the year they are incurred. Research and development costs were $48.1 million, $42.2 million, and $34.3 million, during the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising
Advertising costs are recorded in Selling and Administrative Expenses as they are incurred. Advertising costs were $2.5 million, $1.9 million, and $2.4 million, during the years ended December 31, 2023, 2022, and 2021, respectively.

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

Index
Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued. See Note 18, Subsequent Event, for additional information.

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

On July 15, 2021, the Company acquired substantially all of the assets of Flavor Solutions, Inc., a flavors business located in New Jersey. The purchase price for this acquisition was $14.9 million in cash. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.4 million and identified intangible assets, principally customer relationships, of $5.0 million. The remaining $9.5 million was allocated to goodwill. This business is part of the Flavors & Extracts segment.

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $9.0 million and identified intangible assets, principally technological know-how and customer relationships, of $4.9 million. The remaining $9.4 million was allocated to goodwill. This business is part of the Color segment.

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

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2023 and 2022:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2021	$4,877
Provision for expected credit losses	944
Accounts written off	(1,305)
Translation and other activity	(80)
Balance at December 31, 2022	$4,436
Provision for expected credit losses	1,020
Accounts written off	(1,279)
Translation and other activity	196
Balance at December 31, 2023	$4,373

Index
4. Goodwill and Intangible Assets

At December 31, 2023 and 2022, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2023 and 2022:

		2023		2022
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	12.6	$7,452	$(4,412)	$12,005	$(3,383)
Customer relationships	19.0	9,689	(3,242)	9,697	(2,691)
Patents, trademarks, non-compete agreements, and other	15.4	12,147	(9,522)	11,596	(8,624)
Total finite-lived intangibles	15.9	$29,288	$(17,176)	$33,298	$(14,698)

Amortization of intangible assets was $2.3 million in 2023, $2.0 million in 2022, and $1.8 million in 2021. Estimated amortization expense, for the five years subsequent to December 31, 2023, is $1.9 million in 2024; $1.9 million in 2025; $1.7 million in 2026; $1.3 million in 2027; and $1.2 million in 2028.

The changes in goodwill for the years ended December 31, 2023 and 2022, by reportable business segment, were as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Balance as of December 31, 2021	$103,716	$311,264	$5,054	$420,034
Currency translation impact	(2,796)	(10,625)	(338)	(13,759)
Acquisitions(1)	—	9,440	—	9,440
Balance as of December 31, 2022	$100,920	$310,079	$4,716	$415,715
Currency translation impact	2,393	6,102	(145)	8,350
Balance as of December 31, 2023	$103,313	$316,181	$4,571	$424,065

(1)	In 2022, the Company acquired Endemix. See Note 2, Acquisitions, for additional information.

5. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $11.9 million, $11.3 million, and $9.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.

For the years ended December 31, 2023, 2022, and 2021, the Company paid $10.3 million, $9.3 million, and $8.2 million, respectively, in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $9.0 million, $17.2 million, and $9.8 million of right-of-use assets in exchange for operating lease obligations for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company included $36.3 million of right-of-use assets in Other Assets and $28.0 million of operating lease liabilities in Other Liabilities on the Company’s Consolidated Balance Sheets as of both December 31, 2023 and 2022. The Company included $8.6 million and $8.2 million of operating lease liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

The Company’s weighted average remaining operating lease term was 7.6 years as of December 31, 2023. The Company’s weighted average discount rate for operating leases was 4.17% as of December 31, 2023.

Index
As of December 31, 2023, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)
Year ending December 31,
2024	$10,023
2025	6,207
2026	4,801
2027	4,151
2028	3,236
Thereafter	14,932
Total lease payments	43,350
Less imputed interest	(6,762)
Present value of lease liabilities	$36,588

6. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(In thousands)	2023	2022
3.66% senior notes due November 2023	$-	$75,000
3.65% senior notes due May 2024	27,000	27,000
4.19% senior notes due November 2025	25,000	25,000
6.08% senior notes due November 2026	35,000	-
6.14% senior notes due November 2027	35,000	-
4.94% senior notes due May 2028	75,000	-
6.34% senior notes due November 2029	35,000	-
3.06% Euro-denominated senior notes due November 2023	-	40,945
1.27% Euro-denominated senior notes due May 2024	55,194	53,527
1.71% Euro-denominated senior notes due May 2027	44,155	42,822
4.15% Euro-denominated senior notes due May 2028	44,155	-
4.62% Euro-denominated senior notes due November 2029	44,155	-
2.53% British Pound-denominated notes due November 2023	-	30,208
2.76% British Pound-denominated notes due November 2025	31,827	30,208
Euro-denominated term loan	82,790	80,291
Revolving Credit Facilities	111,039	225,469
Various other notes	117	622
Total debt	645,432	631,092
Less debt fees	(230)	(260)
Less current portion	(117)	(501)
Total long-term debt	$645,085	$630,331

In November 2022, the Company entered into a €75 million unsecured term loan (Term Loan) with PNC Bank, N.A (PNC Bank) that matures in November 2024. The Company immediately borrowed the full amount of the Term Loan and used the proceeds to repay the €66.9 million 1.85% senior note that came due in November 2022 and a portion of outstanding borrowings on the Company’s revolving credit facility. The term loan will act as a partial hedge of the Company’s net asset position in Euros. See Note 7, Derivative Instruments and Hedging Activity, for additional information. Borrowings on the Term Loan bear interest at a variable rate, based upon the Eurocurrency Rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. The average interest rate on the Term Loan was 4.49% for the year ended December 31, 2023.

In December 2022, the Company amended the amended and restated credit agreement (Credit Agreement) to, among other things, transition from the London Inter-Bank Offered Rate to: (i) the Secured Overnight Financing Rate (SOFR) as the benchmark rate under the Credit Agreement for borrowings denominated in U.S. dollars and (ii) the Euro Interbank Offered Rate for borrowings denominated in Euros. Borrowings under the revolving credit facility bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.

Index
The borrowings under the revolving credit facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 5.74% and 3.01% for the years ended December 31, 2023 and 2022, respectively.

In May 2023, the Company entered into an agreement to issue $75 million and €40 million in five-year, fixed-rate, senior notes at coupon rates of 4.94% and 4.15%, respectively. The notes were issued in May 2023, and the proceeds were used to repay a portion of existing indebtedness under the Company’s Credit Agreement. The notes will mature in May 2028.

In August 2023, the Company amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to extend the termination date from August 2023 to August 2024. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $85 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is the SOFR as administered by the Federal Reserve Bank of New York plus a 10 basis point Term SOFR Adjustment plus an Applicable Margin of 70 basis points. The Company has the intent and ability either to refinance the Secured Loan with available funds from the Company’s existing long-term revolving credit facility or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2023, the amount was fully drawn.

In November 2023, the Company entered into a fixed rate, senior note purchase agreement with the purchasers named therein pursuant to which the Company issued $105 million of U.S. dollar-denominated senior notes and €40 million of Euro-denominated senior notes. The three U.S. dollar-denominated notes were issued for $35 million each, maturing in November 2026, November 2027, and November 2029, and bearing interest rates of 6.08%, 6.14%, and 6.34%, respectively. The Euro-denominated note was issued for €40 million, maturing in November 2029 and bearing an interest rate of 4.62%. The proceeds were used to refinance the $75 million 3.66% senior notes due in November 2023 and the €38.2 million 3.06% senior notes due in November 2023, and to repay a portion of the Company’s revolving credit borrowings, including the borrowings previously used to repay the existing balance due on the Company’s 25 million Great British Pound 2.53% senior notes due in November 2023.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2023, are as follows:

(In thousands)
Year ending December 31,
2024	$249,849
2025	56,795
2026	61,013
2027	79,135
2028	119,144
Thereafter	79,149
Total long-term debt maturities	$645,085

The Company had $317.8 million available under the revolving credit facility and $32.2 million available under other lines of credit from several banks at December 31, 2023.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The most restrictive loan covenants require a Leverage Ratio less than 3.5 and an Interest Coverage Ratio greater than 3.0, in each case, as defined in the Company’s Credit Agreement. The Company is in compliance with all of these restrictions at December 31, 2023.

The Company had stand-by and trade letters of credit outstanding of $6.2 million and $2.8 million as of December 31, 2023 and 2022, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(In thousands)	2023	2022
U.S. credit facilities	$13,343	$19,872
Current maturities of long-term debt	117	501
Total	$13,460	$20,373

The weighted average interest rates on short-term borrowings were 6.58% and 5.47% at December 31, 2023 and 2022, respectively.

Index
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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $58.4 million and $70.1 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, gains of $2.2 million, $1.0 million, and $1.3 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of December 31, 2023 and 2022, the total value of the Company’s net investment hedges was $313.3 million and $315.5 million, respectively. These net investment hedges include Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. The impact of foreign exchange rates on these debt instruments increased debt by $11.4 million and decreased debt by $19.3 million for the years ended December 31, 2023 and 2022, respectively, and are recorded as foreign currency translation in OCI. For the years ended December 31, 2023 and 2022, there was no reclassification of OCI with respect to net investment hedges into net earnings. For the year ended December 31, 2021, losses of $4.2 million were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the underlying transactions’ impact on earnings in the same period. In 2021, the losses were primarily associated with the partial termination of the net investment hedge related to the Euro debt in connection with the sale of the fragrances product line, including the Spanish legal entity. See Note 14, Divestitures, for additional information.

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

8. Share-Based Compensation

The Company has traditionally maintained separate stock plans for non-employee directors, the 2012 Non-Employee Directors Stock Plan, and employees, the 2017 Stock Plan, under which directors and employees may be granted non-vested stock that vests over a specific time-period. In April 2017, the shareholders of the Company approved the 2017 Stock Plan authorizing 1.8 million shares for issuance as non-vested stock in the form of restricted stock, restricted stock units, performance stock units, non-qualified stock options, incentive stock options, and stock appreciation rights. In April 2022, the shareholders of the Company approved an Amended and Restated 2017 Stock Plan. The Amended and Restated 2017 Stock Plan incorporates substantially all of the key terms of the Company’s 2012 Non-Employee Directors Stock Plan into the Company’s existing 2017 Stock Plan, creating one omnibus plan covering the Company’s non-employee directors, officers, and key employees. The total number of shares of common stock reserved for issuance under the Amended and Restated 2017 Stock Plan increased by 350 thousand shares (from 1.8 million to 2.15 million in aggregate), plus any cancellations of shares issued under the Amended and Restated 2017 Stock Plan. As of December 31, 2023, there were 1.0 million shares available to issue as non-vested stock under the Company’s Amended and Restated 2017 Stock Plan. The Company may also issue up to 0.2 million shares of stock pursuant to its 1999 Amended and Restated Directors Deferred Compensation Plan.

Index
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

Grants issued after December 2013 and before December 2020 to elected officers consist of 100% performance stock unit awards. These awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Three-year performance that exceeds the stated performance metrics would result in an award up to 200% of the original grant. Starting with the December 2020 grant, grants issued to elected officers consist of 60% performance stock unit awards (as described above) and 40% non-vested restricted stock awards. The non-vested restricted stock awards granted are based on a three-year vesting period with a pro-rata vesting upon retirement.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

The December 2019 performance stock unit awards, which were based on the three-year performance period of January 1, 2020 to December 31, 2022, exceeded the stated performance metrics, which resulted in an award payout of 200% of the original grant upon vesting in February 2023.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2020	451	$63.28	$33,283
Granted	129	90.10
Vested	(25)	61.91
Cancelled	(73)	72.37
Outstanding at December 31, 2021	482	69.15	48,271
Granted	168	73.52
Vested	(62)	58.81
Cancelled	(69)	58.62
Outstanding at December 31, 2022	519	73.19	37,883
Granted	201	61.61
Vested, net	(179)	63.02
Cancelled	(5)	72.45
Outstanding at December 31, 2023	536	$72.26	$35,383

The total intrinsic values of shares vested during 2023, 2022, and 2021, was $20.3 million, $5.1 million, and $1.9 million, respectively.

As of December 31, 2023, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $20.9 million, which will be amortized over the weighted average remaining service period of 2.2 years.

Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Earnings was $8.9 million, $16.1 million, and $9.6 million in 2023, 2022, and 2021, respectively. The Company also recognized tax related benefits of $1.1 million, $1.2 million, and $1.0 million in 2023, 2022, and 2021, respectively.

9. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $8.2 million in 2023, $7.8 million in 2022, and $6.7 million in 2021.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(In thousands)	2023	2022
Benefit obligation at beginning of year	$32,367	$41,780
Service cost	1,741	1,622
Interest cost	1,886	953
Foreign currency exchange rate changes	999	(1,488)
Benefits and settlements paid	(2,737)	(1,724)
Actuarial loss (gain)	2,157	(8,776)
Benefit obligation at end of year	36,413	32,367
Plan assets at beginning of year	19,929	32,982
Company contributions	1,598	1,027
Foreign currency exchange rate changes	920	(2,430)
Benefits paid	(2,737)	(1,724)
Actual gain (loss) on plan assets	1,560	(9,926)
Plan assets at end of year	21,270	19,929
Funded status	$(15,143)	$(12,438)
Accumulated benefit obligation	$34,786	$31,472

Amounts recognized in the Consolidated Balance Sheets at December 31:

(In thousands)	2023	2022
Accrued employee and retiree benefits	$(19,165)	$(16,822)
Other accrued expenses	(726)	(745)
Other assets	4,748	5,129
Net liability	$(15,143)	$(12,438)

Components of annual benefit cost:
(In thousands)	2023	2022	2021
Service cost	$1,741	$1,622	$1,740
Interest cost	1,886	953	851
Expected return on plan assets	(1,007)	(785)	(728)
Recognized actuarial (gain) loss	(656)	32	267
Settlement income	-	-	(151)
Defined benefit expense	$1,964	$1,822	$1,979

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

Weighted average liability assumptions as of December 31:
	2023	2022
Discount rate	5.15%	5.12%
Expected return on plan assets	4.91%	4.89%
Rate of compensation increase	1.14%	0.90%

Index
Weighted average cost assumptions for the year ended December 31:

	2023	2022	2021
Discount rate	5.12%	2.35%	1.87%
Expected return on plan assets	4.89%	2.54%	2.17%
Rate of compensation increase	0.90%	1.02%	1.07%

The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2023, which include employees’ expected future service, are as follows: 2024, $2.0 million; 2025, $9.2 million; 2026, $2.0 million; 2027, $2.0 million; 2028, $2.1 million; and $13.2 million in total for the years 2029 through 2033.

The Company expects to contribute $0.7 million to defined benefit plans in 2024.

Amounts in accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2023	2022
Unrecognized net actuarial loss	$2,936	$2,210
Prior service cost	155	153
Total before tax effects	$3,091	$2,363

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2023	2022	2021
Net actuarial gain (loss) arising during the period	$192	$(1,466)	$1,528
Amortization of actuarial (gain) loss, included in defined benefit expense	(479)	27	84
Pension adjustment, net of tax	$(287)	$(1,439)	$1,612

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2023 and 2022:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2023 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
(In thousands)	2023	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3
Equity Funds
Domestic	$5,623	$5,623	$—	$—	$5,208	$5,208	$—	$—
International	47	—	47	—	55	—	55	—
International Fixed Income Funds	14,486	1,574	12,912	—	14,551	1,060	13,491	—
Other investments	1,114	1,097	17	—	115	84	31	—
Total assets at fair value	$21,270	$8,294	$12,976	$—	$19,929	$6,352	$13,577	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
10. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2023, 2022, and 2021:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2020	$749	$(1,965)	$(157,875)	$(159,091)
Other comprehensive income (loss) before reclassifications	775	1,528	(26,809)	(24,506)
Amounts reclassified from OCI	(1,318)	84	10,203	8,969
Balance as of December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	215	(1,466)	(23,816)	(25,067)
Amounts reclassified from OCI	(1,020)	27	-	(993)
Balance as of December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	3,833	192	27,262	31,287
Amounts reclassified from OCI	(2,237)	(479)	-	(2,716)
Balance as of December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
(1)	Cash Flow Hedges and Pension Items are net of tax.

11. Income Taxes

Earnings before income taxes were as follows:

(In thousands)	2023	2022	2021
United States	$45,900	$73,192	$71,764
Foreign	83,951	109,012	85,720
Total	$129,851	$182,204	$157,484

The provision for income taxes was as follows:

(In thousands)	2023	2022	2021
Current income tax expense:
Federal	$11,153	$21,640	$16,807
State	2,814	5,138	5,128
Foreign	27,590	25,549	22,875
	41,557	52,327	44,810
Deferred benefit:
Federal	(4,656)	(8,520)	(4,159)
State	(813)	(1,353)	(1,189)
Foreign	369	(1,137)	(723)
	(5,100)	(11,010)	(6,071)
Income taxes	$36,457	$41,317	$38,739

The reconciliation between the U.S. Federal tax rate and the actual effective tax rate was as follows:

	2023	2022	2021
Taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.1	1.7	3.0
Tax credits	(1.9)	(1.3)	(1.4)
Taxes on foreign earnings	4.8	2.9	4.7
Global Intangible Low-Taxed Income	0.6	0.4	0.7
Foreign Derived Intangible Income	(1.3)	(1.0)	(0.9)
Loss on balance sheet hedge	-	-	0.7
Resolution of prior years’ tax matters	0.3	(0.1)	(0.4)
Valuation allowance adjustments	2.8	(2.7)	(2.9)
Nondeductible compensation	1.2	1.9	1.1
Other, net	(0.5)	(0.1)	(1.0)
Effective tax rate	28.1%	22.7%	24.6%

Index
Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from Global Intangible Low-Taxed Income (GILTI). The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rates in 2023, 2022, and 2021 were all impacted by the release of valuation allowances related to the foreign tax credit carryover and net operating losses. The effective tax rate in 2023 was impacted by the limited tax deductibility of costs related to the portfolio optimization plan, and the effective tax rates in 2022 and 2021 were impacted by tax costs related to the divestitures. See Note 14, Divestitures, and Note 16, Portfolio Optimization Plan.

The Company’s valuation allowance at December 31, 2023 and 2022 was $34.1 million and $28.1 million, respectively. In 2023, the valuation allowance related to foreign tax credits was reduced, and the valuation allowance related to state and foreign NOLs was increased. In 2022, the valuation allowance related to foreign tax credits and state and foreign NOLs was reduced. During 2021, the Company completed tax planning strategies and Federal tax regulations were finalized that resulted in the partial release of this valuation allowance.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(In thousands)	2023	2022
Deferred tax assets:
Benefit plans	$8,976	$8,601
Liabilities and reserves	20,960	18,623
Operating loss and credit carryovers	59,615	60,070
Capitalized research and development costs	13,148	7,882
Other	14,680	4,414
Gross deferred tax assets	117,379	99,590
Valuation allowance	(34,122)	(28,073)
Deferred tax assets	83,257	71,517
Deferred tax liabilities:
Property, plant, and equipment	(33,654)	(34,174)
Goodwill	(22,299)	(20,603)
Deferred tax liabilities	(55,953)	(54,777)
Net deferred tax assets	$27,304	$16,740

At December 31, 2023, foreign tax credit carryovers were $31.7 million, all of which expire before 2035. At December 31, 2023, foreign operating loss carryovers were $76.7 million. Included in the foreign operating loss carryovers are losses of $13.5 million that expire through 2036 and $63.2 million that expire after 2036 or do not have an expiration date. At December 31, 2023, state operating loss carryovers were $115.1 million, which expire prior to 2036.

The Company is electing to recognize GILTI as a period expense in the period the tax is incurred.

The Organisation for Economic Co-operation and Development has issued Pillar Two model rules imposing a global minimum corporate tax rate of 15%. Many countries have implemented laws based on these model rules, with expected effective dates beginning in fiscal year 2024. As currently designed, Pillar Two will ultimately apply to our worldwide operations. These rules are not expected to materially increase our global tax costs as we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Index
Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2023, no additional income or withholding taxes have been provided for the $720.8 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $37.1 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2023 and 2022 is as follows:

(In thousands)	2023	2022
Balance at beginning of year	$3,939	$3,761
Increases for tax positions taken in the current year	876	800
Decreases related to settlements with tax authorities	(175)	(209)
Decreases as a result of lapse of the applicable statutes of limitations	(610)	(338)
Foreign currency exchange rate changes	221	(75)
Balance at the end of year	$4,251	$3,939

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4.3 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. $0.4 million of accrued interest and penalties were reported as an income tax liability as of both December 31, 2023 and 2022. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2023.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2023, will decrease by approximately $0.9 million during 2024, of which $0.8 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2024. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before divestiture & other related costs and income, share-based compensation, restructuring and other charges, including operational improvement plan costs and income and portfolio optimization plan costs, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of accounts receivables from the securitization program, investments, deferred tax assets, and fixed assets.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income of the respective business units before divestiture & other related costs and income, share-based compensation, and restructuring and other charges, including operational improvement plan costs and income and portfolio optimization plan costs, which are reported in Corporate & Other.

The Company’s three reportable segments are Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals, and nutraceuticals; colors, ingredients, and systems for personal care; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related costs and income, share-based compensation, restructuring and other charges, including operational improvement plan costs and income and portfolio optimization plan costs, and certain other costs are included in the “Corporate & Other” category.

Index
Divestiture & other related costs and income and restructuring and other costs, including the operational improvement plan costs and income and portfolio optimization plan costs, for the years ended December 31, 2023, 2022, and 2021, are further described in Note 14, Divestitures, Note 15, Operational Improvement Plan, and Note 16, Portfolio Optimization Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2023:
Revenue from external customers	$716,049	$594,316	$146,085	$—	$1,456,450
Intersegment revenue	25,023	13,643	5	—	38,671
Total revenue	741,072	607,959	146,090	—	1,495,121

Operating income (loss)	87,773	105,370	30,800	(68,920)	155,023
Interest expense	—	—	—	25,172	25,172
Earnings (loss) before income taxes	87,773	105,370	30,800	(94,092)	129,851

Assets	792,674	846,559	112,335	262,939	2,014,507
Capital expenditures	40,489	37,720	2,923	6,736	87,868
Depreciation and amortization	29,400	22,294	2,548	3,578	57,820

2022:
Revenue from external customers	$710,592	$583,379	$143,068	$—	$1,437,039
Intersegment revenue	27,411	20,638	513	—	48,562
Total revenue	738,003	604,017	143,581	—	1,485,601

Operating income (loss)	105,424	114,619	29,492	(52,784)	196,751
Interest expense	—	—	—	14,547	14,547
Earnings (loss) before income taxes	105,424	114,619	29,492	(67,331)	182,204

Assets	738,181	849,425	115,132	278,876	1,981,614
Capital expenditures	40,805	30,300	2,164	6,053	79,322
Depreciation and amortization	26,660	20,174	2,489	3,144	52,467

2021:
Revenue from external customers	$717,688	$527,626	$134,950	$—	$1,380,264
Intersegment revenue	21,739	17,644	398	—	39,781
Total revenue	739,427	545,270	135,348	—	1,420,045

Operating income (loss)	98,660	103,575	26,330	(58,537)	170,028
Interest expense	—	—	—	12,544	12,544
Earnings (loss) before income taxes	98,660	103,575	26,330	(71,081)	157,484

Assets	639,992	738,139	108,126	259,236	1,745,493
Capital expenditures	35,846	16,806	2,813	5,323	60,788
Depreciation and amortization	26,020	20,572	2,748	2,711	52,051

Index
Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2023:
Revenue from external customers:
North America	$553,790	$304,995	$125	$—	$858,910
Europe	113,757	162,644	236	—	276,637
Asia Pacific	21,382	58,003	142,281	—	221,666
Other	27,120	68,674	3,443	—	99,237
Total revenue from external customers	$716,049	$594,316	$146,085	$—	$1,456,450
Long-lived assets:
North America	$297,615	$277,730	$—	$114,995	$690,340
Europe	82,938	244,587	—	24	327,549
Asia Pacific	8	4,199	30,473	—	34,680
Other	241	25,081	—	—	25,322
Total long-lived assets	$380,802	$551,597	$30,473	$115,019	$1,077,891

2022:
Revenue from external customers:
North America	$541,120	$304,778	$120	$—	$846,018
Europe	115,925	151,437	213	—	267,575
Asia Pacific	29,092	61,064	139,134	—	229,290
Other	24,455	66,100	3,601	—	94,156
Total revenue from external customers	$710,592	$583,379	$143,068	$—	$1,437,039
Long-lived assets:
North America	$286,497	$271,075	$—	$107,784	$665,356
Europe	86,248	236,719	—	24	322,991
Asia Pacific	237	3,796	29,915	—	33,948
Other	389	24,150	—	—	24,539
Total long-lived assets	$373,371	$535,740	$29,915	$107,808	$1,046,834

2021:
Revenue from external customers:
North America	$523,960	$263,031	$116	$—	$787,107
Europe	135,348	142,741	140	—	278,229
Asia Pacific	29,880	59,914	131,772	—	221,566
Other	28,500	61,940	2,922	—	93,362
Total revenue from external customers	$717,688	$527,626	$134,950	$—	$1,380,264
Long-lived assets:
North America	$268,934	$250,682	$—	$105,150	$624,766
Europe	91,934	225,916	—	25	317,875
Asia Pacific	275	4,513	32,901	—	37,689
Other	568	23,442	—	—	24,010
Total long-lived assets	$361,711	$504,553	$32,901	$105,175	$1,004,340

Sales in the United States, based on the final country of destination of the Company’s products, were $707.1 million, $711.1 million, and $658.0 million, in 2023, 2022, and 2021, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $603.2 million, $586.8 million, and $550.3 million, at December 31, 2023, 2022, and 2021, respectively.

Index
Product Information
The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
2023:
Flavors, Extracts & Flavor Ingredients	$496,036	$—	$—	$496,036
Natural Ingredients	245,036	—	—	245,036
Food & Pharmaceutical Colors	—	452,204	—	452,204
Personal Care	—	155,755	—	155,755
Asia Pacific	—	—	146,090	146,090
Intersegment Revenue	(25,023)	(13,643)	(5)	(38,671)
Total revenue from external customers	$716,049	$594,316	$146,085	$1,456,450

2022:
Flavors, Extracts & Flavor Ingredients	$498,055	$—	$—	$498,055
Natural Ingredients	239,948	—	—	239,948
Food & Pharmaceutical Colors	—	437,065	—	437,065
Personal Care	—	165,335	—	165,335
Inks	—	1,617	—	1,617
Asia Pacific	—	—	143,581	143,581
Intersegment Revenue	(27,411)	(20,638)	(513)	(48,562)
Total revenue from external customers	$710,592	$583,379	$143,068	$1,437,039

2021:
Flavors, Extracts & Flavor Ingredients	$455,818	$—	$—	$455,818
Natural Ingredients	255,772	—	—	255,772
Fragrances	22,739	—	—	22,739
Yogurt Fruit Preparations	5,098	—	—	5,098
Food & Pharmaceutical Colors	—	385,069	—	385,069
Personal Care	—	158,237	—	158,237
Inks	—	1,964	—	1,964
Asia Pacific	—	—	135,348	135,348
Intersegment Revenue	(21,739)	(17,644)	(398)	(39,781)
Total revenue from external customers	$717,688	$527,626	$134,950	$1,380,264

13. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2023 and 2022, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.0 million and a liability of $0.2 million as of December 31, 2023 and 2022, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2023. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2023 and 2022, was $645.2 million and $630.8 million, respectively. The fair value of the long-term debt at December 31, 2023 and 2022, was $653.7 million and $622.2 million, respectively.

Index
14. Divestitures

In 2021, the Company received $1.5 million of net cash related to the previously completed sales of its yogurt fruit preparations and inks product lines. In 2022, the Company received $2.5 million of net cash related to the previously completed sale of its yogurt fruit preparations product line.

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

The Company reports all costs and income associated with the divestitures in Corporate & Other. There were no divestiture & other related costs for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded a $2.5 million gain in Selling and Administrative Expenses associated with the yogurt fruit preparations product line.

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

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to property, plant, and equipment and allocated goodwill, during the year ended December 31, 2021, when the estimated fair value less costs to sell the product line was lower than its carrying value. The estimated fair values for the inks and fragrances (excluding its essential oils product line) product lines were determined based on indicative bids, which are classified as Level 3 inputs in the fair value measurement hierarchy. The Company recorded non-cash charges in Cost of Products Sold during the year ended December 31, 2021, to reduce the carrying value of certain inventories, when they were determined to be excess. The Company recorded a non-cash loss during the year ended December 31, 2021, related to the reclassification of foreign currency translation and related items from Accumulated Other Comprehensive Loss to Selling and Administrative Expenses in the Consolidated Statements of Earnings.

In March 2020, the Company was notified by the buyer of the Company’s fragrances product line that environmental sampling conducted at the Company’s Granada, Spain location had identified the presence of contaminants in soil and groundwater in certain areas of the property. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and the amount of the liability is reasonably estimable. Based upon an environmental investigation and a quantitative risk assessment performed by a consultant hired by the Company, the Company recorded $0.3 million related to these obligations in Selling and Administrative Expenses during the year ended December 31, 2021.

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

Index
The Company reports all costs and income associated with the Operational Improvement Plan in Corporate & Other. There were no Operational Improvement Plan costs recorded for the years ended December 31, 2023 and 2022.

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

16. Portfolio Optimization Plan

During the fourth quarter of 2023, the board of directors of the Company approved a portfolio optimization plan (Portfolio Optimization Plan) to undertake an effort to optimize certain production facilities and improve efficiencies within the Company. As part of the Portfolio Optimization Plan, in the Flavors & Extracts segment, the Company is evaluating the potential closure of its manufacturing facility in Felinfach, Wales, United Kingdom, the potential closure of its sales office in Granada, Spain, and the potential centralization and elimination of certain selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. In addition, in the Color segment, the Company’s proposals include closing a manufacturing facility in Delta, British Columbia, Canada, closing a sales office in Argentina, and centralizing and eliminating certain production positions as well as potentially eliminating some selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. The Company reports all costs associated with the Portfolio Optimization Plan in the Corporate & Other segment.

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to certain property, plant, and equipment and definite-lived intangible assets during the year ended December 31, 2023, when the estimated fair value of these assets was lower than the carrying value. The estimated fair value for property, plant, and equipment was based on an independent market valuation, which is classified as Level 3 inputs in the fair value measurement hierarchy. The definite-lived intangible assets relate to a product line to be shut down and were fully impaired as of December 31, 2023. The Company also recorded non-cash charges in Cost of Products Sold during the year ended December 31, 2023, to reduce the carrying value of certain inventories when they were determined to be excess.

As of December 31, 2023, the Company recorded $3.7 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to this plan. The Company expects this plan would, if executed in full, cost approximately $40 million, primarily related to non-cash impairment charges and proposed employee separation costs, and upon completion would reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company proposes to reduce headcount by approximately 130 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the year ended December 31, 2023:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$11,599	$9,355	$-	$20,954
Non-cash charges – Cost of products sold	2,040	1,095	-	3,135
Employee separation – Selling and administrative expenses	2,820	288	108	3,216
Other costs – Selling and administrative expenses(1)	39	497	-	536
Total	$16,498	$11,235	$108	$27,841

(1)	Other costs include legal settlements, professional services, and other related costs.

Index
17. Commitments and Contingencies

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

18. Subsequent Event

On January 19, 2024, the Company announced its quarterly dividend of 41 cents per share would be payable on March 1, 2024.

Index
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Income Taxes--Valuation Allowances for Deferred Tax Assets

Description of the Matter
 As described in Note 11 to the consolidated financial statements, at December 31, 2023, the Company had gross deferred tax assets of $117.4 million, $59.6 million of which relate to net operating losses (NOLs), foreign tax credits and other tax credits reduced by a $34.1 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Management’s analysis of the realizability of its deferred tax assets related to NOLs, foreign tax credits and other tax credits was significant to our audit because the amounts are material to the financial statements and the assessment process related to the realizability of these deferred tax assets is complex, and involves significant judgments that include projections of income, sources of income and tax planning strategies

Index
How We Addressed the Matter in Our Audit
We tested controls relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income, the future reversal of existing taxable temporary differences and management’s identification and use of available tax planning strategies.

To test management’s assessment of the realizability of its deferred tax assets related to NOLs, foreign and other tax credits, our audit procedures included, among others, evaluation of the assumptions used by the Company to develop tax planning strategies and projections of future taxable income by jurisdiction and testing the completeness and accuracy of the underlying data used in its projections. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies and projections of future taxable income. We assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company. We also considered the Company’s scheduling of the reversal of existing temporary taxable differences.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Milwaukee, Wisconsin
February 22, 2024

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2023, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this Item 9A.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2024

Index

Item 9B.	Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Index
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2023 (2024 Proxy Statement), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” “Chief Executive Officer Pay Ratio,” and “Equity Compensation Plan Information” portions of the 2024 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related shareholder matters appearing under “Principal Shareholders” in the 2024 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2024 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2024 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2024 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The consolidated financial statements of Sensient Technologies Corporation and subsidiaries are set forth under Item 8 of this Form 10-K, as indexed below.

List of Financial Statements and Financial Statement Schedule

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2023 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.3 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 1, 2018	Exhibit 4.4 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

Index
4.3	Note Purchase Agreement dated as of May 31, 2023	Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of November 29, 2023	Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2023 (Commission File No. 1-7626)

4.5	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act	Exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 13, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation 2012 Non-Employee Directors Stock Plan	Exhibit 10.1(c)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission File No. 1-7626)

10.1(d)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(e)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(f)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(h)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

Index
10.1(i)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(i)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(j)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(k)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(l)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(l)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(l)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(m)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(m)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

Index
10.1(n)(1)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(n)(2)	Form of Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(n)(3)	Form of Restricted Stock Unit Agreement	Exhibit 10.2 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(o)	Sensient Technologies Corporation 2017 Stock Plan, as amended and restated	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 16, 2022 (Commission File No. 1-7626)

10.1(p)	Sensient Technologies Management Incentive Compensation Plan, as amended on February 10, 2022	Exhibit 10.1(q) to Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission File No. 1-7626)

10.2(a)	Third Amended and Restated Credit Agreement dated as of May 5, 2021	Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

10.2(b)	First Amendment to the Third Amended and Restated Credit Agreement, dated as of December 14, 2022	Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2022 (Commission File No. 1-7626)

10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

Index
10.4(f)	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2020 (Commission File No. 1-7626)

10.4(g)	Amendment No. 6 to Receivables Purchase Agreement, dated as of November 12, 2020	Exhibit 10.4(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 1-7626)

10.4(h)	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2021	Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2021 (Commission File No. 1-7626)

10.4(i)	Amendment No. 8 to Receivables Purchase Agreement, dated as of February 28, 2022	Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2022 (Commission File No. 1-7626)

10.4(j)	Amendment No. 9 to Receivables Purchase Agreement, dated as of August 31, 2022	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2022 (Commission File No. 1-7626)

10.4(k)	Amendment No. 10 to Receivables Purchase Agreement, dated as of August 31, 2023	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2023 (Commission File No. 1-7626)

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.6	Loan Agreement dated as of November 7, 2022	Exhibit 10.1 to Current Report on Form 8-K filed November 8, 2022 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

97	Sensient Technologies Corporation Policy Relating to Recovery of Erroneously Awarded Compensation		X

101.INS*	Inline Instance Document		X

Index
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2023, 2022, and 2021; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2023, 2022, and 2021; (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements.

Index
Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2023, 2022, and 2021
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions (A)	Balance at End of Period

2021 Allowance for losses: Trade accounts receivable	$3,435	$1,631	$0	$189	$4,877

2022 Allowance for losses: Trade accounts receivable	$4,877	$944	$0	$1,385	$4,436

2023 Allowance for losses: Trade accounts receivable	$4,436	$1,020	$0	$1,083	$4,373
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

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel and Secretary
Dated: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 22, 2024, by the following persons on behalf of the Registrant and in the capacities indicated.

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