Form 10-Q
period 2024-03-31
SENSIENT TECHNOLOGIES CORP
filed 2024-05-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2024
Common Stock, par value $0.10 per share	42,364,905

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2024	2023

Revenue	$384,670	$369,006
Cost of products sold	258,121	244,343
Selling and administrative expenses	77,143	73,825
Operating income	49,406	50,838
Interest expense	7,045	6,002
Earnings before income taxes	42,361	44,836
Income taxes	11,421	11,185
Net earnings	$30,940	$33,651

Weighted average number of common shares outstanding:
Basic	42,104	41,970
Diluted	42,305	42,255

Earnings per common share:
Basic	$0.73	$0.80
Diluted	$0.73	$0.80

Dividends declared per common share	$0.41	$0.41

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Comprehensive income	$27,329	$49,952

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$25,417	$28,934
Trade accounts receivable	298,488	272,164
Inventories	568,547	598,399
Prepaid expenses and other current assets	50,391	37,119

Total current assets	942,843	936,616

Other assets	93,960	94,873
Deferred tax assets	38,444	41,564
Intangible assets, net	11,706	12,112
Goodwill	420,541	424,065
Property, Plant, and Equipment:
Land	31,496	31,901
Buildings	349,052	343,594
Machinery and equipment	794,891	781,789
Construction in progress	44,403	59,091
	1,219,842	1,216,375
Less accumulated depreciation	(721,654)	(711,098)
	498,188	505,277

Total assets	$2,005,682	$2,014,507

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$104,834	$131,114
Accrued salaries, wages, and withholdings from employees	26,079	26,412
Other accrued expenses	52,503	52,024
Income taxes	16,004	13,296
Short-term borrowings	19,439	13,460

Total current liabilities	218,859	236,306

Deferred tax liabilities	14,072	14,260
Other liabilities	37,028	37,817
Accrued employee and retiree benefits	28,276	27,715
Long-term debt	643,511	645,085
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	112,389	115,941
Earnings reinvested in the business	1,740,500	1,726,872
Treasury stock, at cost	(618,621)	(622,768)
Accumulated other comprehensive loss	(175,728)	(172,117)

Total shareholders’ equity	1,063,936	1,053,324

Total liabilities and shareholders’ equity	$2,005,682	$2,014,507

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net earnings	$30,940	$33,651
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	14,709	14,150
Share-based compensation expense	1,995	2,267
Net (gain) loss on assets	(193)	8
Portfolio Optimization Plan costs	1,189	-
Deferred income taxes	(4)	(2,351)
Changes in operating assets and liabilities:
Trade accounts receivable	(28,331)	(7,142)
Inventories	26,624	(4,374)
Prepaid expenses and other assets	(13,655)	(2,062)
Accounts payable and other accrued expenses	(21,993)	(19,251)
Accrued salaries, wages, and withholdings from employees	29	(21,187)
Income taxes	3,150	2,548
Other liabilities	674	698

Net cash provided by (used in) operating activities	15,134	(3,045)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(11,030)	(22,278)
Proceeds from sale of assets	93	1
Other investing activities	(1)	(602)

Net cash used in investing activities	(10,938)	(22,879)

Cash flows from financing activities:
Proceeds from additional borrowings	38,053	50,827
Debt payments	(27,031)	(1,351)
Dividends paid	(17,312)	(17,255)
Other financing activities	(2,828)	(7,669)

Net cash (used in) provided by financing activities	(9,118)	24,552

Effect of exchange rate changes on cash and cash equivalents	1,405	4,468

Net (decrease) increase in cash and cash equivalents	(3,517)	3,096
Cash and cash equivalents at beginning of period	28,934	20,921
Cash and cash equivalents at end of period	$25,417	$24,017

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

				Treasury Stock
Three Months Ended March 31, 2024	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)	$1,053,324
Net earnings	-	-	30,940	-	-	-	30,940
Other comprehensive loss	-	-	-	-	-	(3,611)	(3,611)
Cash dividends paid – $0.41 per share	-	-	(17,312)	-	-	-	(17,312)
Share-based compensation	-	1,995	-	-	-	-	1,995
Non-vested stock issued upon vesting	-	(5,365)	-	(102,396)	5,365	-	-
Benefit plans	-	299	-	(21,405)	1,122	-	1,421
Other	-	(481)	-	44,652	(2,340)	-	(2,821)
Balances at March 31, 2024	$5,396	$112,389	$1,740,500	11,806,249	$(618,621)	$(175,728)	$1,063,936

Three Months Ended March 31, 2023
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)	$999,598
Net earnings	-	-	33,651	-	-	-	33,651
Other comprehensive income	-	-	-	-	-	16,301	16,301
Cash dividends paid – $0.41 per share	-	-	(17,255)	-	-	-	(17,255)
Share-based compensation	-	2,267	-	-	-	-	2,267
Non-vested stock issued upon vesting	-	(11,956)	-	(228,181)	11,956	-	-
Benefit plans	-	375	-	(18,172)	952	-	1,327
Other	-	(2,140)	-	105,524	(5,528)	-	(7,668)
Balances at March 31, 2023	$5,396	$112,589	$1,719,096	11,917,944	$(624,473)	$(184,387)	$1,028,221

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2024, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to consistently categorize, and provide greater disaggregation of, information in the rate reconciliation table and further disaggregate income tax payments by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2023, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Portfolio Optimization Plan

During the fourth quarter of 2023, the board of directors of the Company approved a plan to undertake an effort to optimize certain production facilities and improve efficiencies within the Company (Portfolio Optimization Plan). As part of the Portfolio Optimization Plan, in the Flavors & Extracts segment, the Company began evaluating the potential closure of its manufacturing facility in Felinfach, Wales, United Kingdom, the potential closure of its sales office in Granada, Spain, and the potential centralization and elimination of certain selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. In addition, in the Color segment, the Company’s proposals include closing a manufacturing facility in Delta, British Columbia, Canada, closing a sales office in Argentina, and centralizing and eliminating certain production positions as well as potentially eliminating some selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. The Company reports all costs associated with the Portfolio Optimization Plan in the Corporate & Other segment.

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to certain property, plant, and equipment during the three months ended March 31, 2024, when the estimated fair value of these assets was lower than the carrying value. The property, plant, and equipment related to a product line that was shut down and determined to not be usable at other plant locations.

Index
The Company recorded $3.4 million and $3.7 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to this plan as of March 31, 2024 and December 31, 2023, respectively. The Company expects this plan will cost approximately $40 million, primarily related to non-cash impairment charges and proposed employee separation costs, and upon completion would reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company proposes to reduce headcount by approximately 120 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended March 31, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$975	$-	$975
Non-cash charges – Cost of products sold	125	(18)	-	107
Employee separation – Selling and administrative expenses	611	491	28	1,130
Other costs – Selling and administrative expenses(1)	316	284	-	600
Total	$1,052	$1,732	$28	$2,812

(1)	Other costs include professional services, accelerated depreciation, accelerated lease costs, and other related costs.

3.	Trade Accounts Receivable

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

The following table summarizes the changes in the allowance for doubtful accounts during the three-month periods ended March 31, 2024 and 2023:

(In thousands) Three Months Ended March 31, 2024	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	307
Accounts written off	(747)
Translation and other activity	(51)
Balance at March 31, 2024	$3,882

(In thousands) Three Months Ended March 31, 2023	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	120
Accounts written off	(614)
Translation and other activity	103
Balance at March 31, 2023	$4,045

4.	Inventories

At March 31, 2024, and December 31, 2023, inventories included finished and in-process products totaling $416.9 million and $437.1 million, respectively, and raw materials and supplies of $151.6 million and $161.3 million, respectively.

Index
5.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2024 and December 31, 2023. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.4 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2024 and December 31, 2023, was $643.6 million and $645.2 million, respectively. The fair value of the long-term debt at March 31, 2024 and December 31, 2023, was $648.6 million and $653.7 million, respectively.

6.	Segment Information

The Company evaluates performance based on operating income before share-based compensation; restructuring and other charges, including Portfolio Optimization Plan costs; interest expense; and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients for personal care, such as active ingredients, solubilizers, and surface treated pigments; pharmaceutical and nutraceutical excipients, such as colors, flavors, coatings, and nutraceutical ingredients; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products in the Asia Pacific countries. The Company’s corporate expenses, share-based compensation, and restructuring and other charges, including Portfolio Optimization Plan costs, are included in the “Corporate & Other” category.

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2024:
Revenue from external customers	$188,022	$156,364	$40,284	$-	$384,670
Intersegment revenue	5,070	3,661	22	-	8,753
Total revenue	$193,092	$160,025	$40,306	$-	$393,423

Operating income (loss)	$23,678	$31,679	$8,776	$(14,727)	$49,406
Interest expense	-	-	-	7,045	7,045
Earnings (loss) before income taxes	$23,678	$31,679	$8,776	$(21,772)	$42,361

Three months ended March 31, 2023:
Revenue from external customers	$171,972	$156,949	$40,085	$-	$369,006
Intersegment revenue	6,880	4,212	-	-	11,092
Total revenue	$178,852	$161,161	$40,085	$-	$380,098

Operating income (loss)	$22,180	$31,885	$9,241	$(12,468)	$50,838
Interest expense	-	-	-	6,002	6,002
Earnings (loss) before income taxes	$22,180	$31,885	$9,241	$(18,470)	$44,836

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2024
Flavors, Extracts & Flavor Ingredients	$124,805	$-	$-	$124,805
Natural Ingredients	68,287	-	-	68,287
Food & Pharmaceutical Colors	-	117,058	-	117,058
Personal Care	-	42,967	-	42,967
Asia Pacific	-	-	40,306	40,306
Intersegment Revenue	(5,070)	(3,661)	(22)	(8,753)
Total revenue from external customers	$188,022	$156,364	$40,284	$384,670

Three months ended March 31, 2023:
Flavors, Extracts & Flavor Ingredients	$124,825	$-	$-	$124,825
Natural Ingredients	54,027	-	-	54,027
Food & Pharmaceutical Colors	-	118,747	-	118,747
Personal Care	-	42,414	-	42,414
Asia Pacific	-	-	40,085	40,085
Intersegment Revenue	(6,880)	(4,212)	-	(11,092)
Total revenue from external customers	$171,972	$156,949	$40,085	$369,006

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2024:
North America	$146,952	$75,120	$-	$222,072
Europe	32,157	46,162	46	78,365
Asia Pacific	3,706	17,419	38,685	59,810
Other	5,207	17,663	1,553	24,423
Total revenue from external customers	$188,022	$156,364	$40,284	$384,670

Three months ended March 31, 2023:
North America	$131,968	$78,377	$62	$210,407
Europe	28,927	43,252	103	72,282
Asia Pacific	5,201	18,149	39,195	62,545
Other	5,876	17,171	725	23,772
Total revenue from external customers	$171,972	$156,949	$40,085	$369,006

7.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Service cost	$372	$368
Interest cost	401	409
Expected return on plan assets	(242)	(239)
Recognized actuarial gain	(91)	(139)
Total defined benefit expense	$440	$399

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $44.5 million and $58.4 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of March 31, 2024 and December 31, 2023, the total value of the Company’s net investment hedges was $306.7 million and $313.3 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended March 31, 2024 and 2023, the impact of foreign exchange rates on these debt instruments decreased debt by $6.6 million and increased debt by $4.4 million, respectively, which has been recorded as foreign currency translation in OCI.

9.	Income Taxes

The effective income tax rates for the three months ended March 31, 2024 and 2023, were 27.0% and 24.9%, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The effective tax rate for the three months ended March 31, 2024, was also impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three-month periods ended March 31, 2024 and 2023:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive income (loss) before reclassifications	702	-	(4,023)	(3,321)
Amounts reclassified from OCI	(222)	(68)	-	(290)
Balances at March 31, 2024	$1,477	$(2,147)	$(175,058)	$(175,728)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	1,700	-	14,841	16,541
Amounts reclassified from OCI	(118)	(122)	-	(240)
Balances at March 31, 2023	$983	$(1,914)	$(183,456)	$(184,387)

(1)	Cash Flow Hedges and Pension Items are net of tax.

Index
11.	Commitments and Contingencies

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

On April 25, 2024, the Company announced its quarterly dividend of $0.41 per share would be payable on June 3, 2024.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2024, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and Israel and Hamas and other parties in the Middle East; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $384.7 million and $369.0 million for the three months ended March 31, 2024 and 2023, respectively.  The increase in revenue was primarily due to higher volumes and favorable pricing. For the three months ended March 31, 2024, foreign exchange rates had an immaterial impact on revenue.

Gross Margin
The Company’s gross margin was 32.9% and 33.8% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross margin was primarily due to higher raw material costs, partially offset by an increase in pricing.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.1% and 20.0% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $2.7 million, which increased selling and administrative expenses as a percent of revenue by approximately 70 basis points.  See Portfolio Optimization Plan below for further information. This increase was largely offset as a percent of revenue due to increased operating leverage due to revenue growth without corresponding increases in selling and administrative expenses.

Operating Income
Operating income was $49.4 million and $50.8 million for the three months ended March 31, 2024 and 2023, respectively. Operating margins were 12.8% and 13.8% for the three months ended March 31, 2024 and 2023, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 basis points for the three months ended March 31, 2024.

Interest Expense
Interest expense was $7.0 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase in expense was primarily due to an increase in the average interest rate.

Index
Income Taxes
The effective income tax rates for the three months ended March 31, 2024 and 2023, were 27.0% and 24.9%, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023, were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The effective tax rate for the three months ended March 31, 2024 was also impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

Portfolio Optimization Plan
During the fourth quarter of 2023, the board of directors of the Company approved a plan to undertake an effort to optimize certain production facilities and improve efficiencies within the Company (Portfolio Optimization Plan). As part of the Portfolio Optimization Plan, in the Flavors & Extracts segment, the Company began evaluating the potential closure of its manufacturing facility in Felinfach, Wales, United Kingdom, the potential closure of its sales office in Granada, Spain, and the potential centralization and elimination of certain selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. In addition, in the Color segment, the Company’s proposals include closing a manufacturing facility in Delta, British Columbia, Canada, closing a sales office in Argentina, and centralizing and eliminating certain production positions as well as potentially eliminating some selling and administrative positions, with such proposals remaining subject to information and consultation processes in certain countries. The Company reports all costs associated with the Portfolio Optimization Plan in the Corporate & Other segment.

In the three months ended March 31, 2024, the Company incurred $2.8 million related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with employee separation and impairment of fixed assets.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude restructuring and other costs, including the Portfolio Optimization Plan costs, and (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars and restructuring and other costs, including the Portfolio Optimization Plan costs.

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

	Three Months Ended March 31,
(In thousands except per share amounts)	2024	2023	% Change
Operating Income (GAAP)	$49,406	$50,838	(2.8)%
Portfolio Optimization Plan costs – Cost of products sold	107	-
Portfolio Optimization Plan costs – Selling and administrative expenses	2,705	-
Adjusted operating income	$52,218	$50,838	2.7%

Net Earnings (GAAP)	$30,940	$33,651	(8.1)%
Portfolio Optimization Plan costs, before tax	2,812	-
Tax impact of Portfolio Optimization Plan costs(1)	(355)	-
Adjusted net earnings	$33,397	$33,651	(0.8)%

Diluted Earnings Per Share (GAAP)	$0.73	$0.80	(8.8)%
Portfolio Optimization Plan costs, net of tax	0.06	-
Adjusted diluted earnings per share	$0.79	$0.80	(1.3)%

(1) Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Portfolio Optimization Plan costs are discussed under “Portfolio Optimization Plan” above and Note 2, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change for the results of the three months ended March 31, 2024, compared to the results for the three months ended March 31, 2023, in the respective financial measures.

	Three Months Ended March 31, 2024
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	8.0%	1.1%	N/A	6.9%
Color	(0.7%)	1.0%	N/A	(1.7%)
Asia Pacific	0.6%	(3.5%)	N/A	4.1%
Total Revenue	4.2%	0.4%	N/A	3.8%

Operating Income
Flavors & Extracts	6.8%	0.5%	0.0%	6.3%
Color	(0.6%)	1.2%	0.0%	(1.8%)
Asia Pacific	(5.0%)	(4.4%)	0.0%	(0.6%)
Corporate & Other	18.1%	0.0%	22.5%	(4.4%)
Total Operating Income	(2.8%)	0.2%	(5.6%)	2.6%
Diluted Earnings per Share	(8.8%)	0.0%	(7.5%)	(1.3%)

(1)	Adjustments consist of Portfolio Optimization Plan costs.

Note: Refer to table above for a reconciliation of these non-GAAP measures.

SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before share-based compensation; restructuring and other costs, including the Portfolio Optimization Plan costs and other costs (which are reported in Corporate & Other); interest expense; and income taxes.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $193.1 million and $178.9 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately 8%. The increase was primarily a result of higher revenue in Natural Ingredients, primarily due to higher volumes. Foreign exchange rates increased segment revenue by approximately 1%.

Flavors & Extracts segment operating income was $23.7 million and $22.2 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately 7%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Natural Ingredients. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to lower raw material costs and higher selling prices. The lower operating income in Natural Ingredients was primarily due to higher raw material costs, partially offset by higher volumes. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 12.3% in the current quarter compared to 12.4% in the prior year’s comparable quarter.

Index
Color
Segment revenue for the Color segment was $160.0 million and $161.2 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately 1%. The decrease was primarily a result of lower revenue in Food & Pharmaceutical Colors, primarily due to lower volumes, partially offset by the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%.

Segment operating income for the Color segment was $31.7 million and $31.9 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately 1%. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 19.8% for both the three months ended March 31, 2024 and 2023.

Asia Pacific
Segment revenue for the Asia Pacific segment was $40.3 million and $40.1 million for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately 1%. Foreign exchange rates decreased segment revenue by approximately 4%.

Segment operating income for the Asia Pacific segment was $8.8 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately 5%. Foreign exchange rates decreased segment operating income by approximately 4%. Segment operating income as a percent of revenue was 21.8% in the current quarter and 23.1% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $14.7 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. The higher operating expense was primarily a result of Portfolio Optimization Plan costs totaling $2.8 million negatively impacting the three months ended March 31, 2024. See the Portfolio Optimization Plan section above for further information.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2024. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2024 through 2029. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three months ended March 31, 2024. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash provided by operating activities was $15.1 million and net cash used in operating activities was $3.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities was primarily due to a decrease in the cash used for performance-based compensation payments made during 2024 compared to 2023 and an increase in cash provided by inventory during 2024 compared to 2023, partially offset by a decrease in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $10.9 million and $22.9 million during the three months ended March 31, 2024 and 2023, respectively. Capital expenditures were $11.0 million and $22.3 million during the three months ended March 31, 2024 and 2023, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $9.1 million and net cash provided by financing activities was $24.6 million for the three months ended March 31, 2024 and 2023, respectively. Net debt increased by $11.0 million and $49.5 million for the three months ended March 31, 2024 and 2023, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $17.3 million were paid during each of the three months ended March 31, 2024 and 2023. Dividends paid per share were $0.41 for both the three months ended March 31, 2024 and 2023.

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2024. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2024. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 11, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2024, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2024, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three months ended March 31, 2024.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
 SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 7, 2024	By:	/s/ John J. Manning
John J.Manning, Senior Vice
President, General Counsel &
Secretary

Date:	May 7, 2024	By:	/s/ Stephen J. Rolfs
Stephen J. Rolfs, Senior Vice
President & Chief Financial Officer