Form 10-Q
period 2024-06-30
SENSIENT TECHNOLOGIES CORP
filed 2024-08-07
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2024
Common Stock, par value $0.10 per share	42,374,796

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$403,525	$374,313	$788,195	$743,319
Cost of products sold	272,803	252,136	530,924	496,479
Selling and administrative expenses	81,065	70,586	158,208	144,411
Operating income	49,657	51,591	99,063	102,429
Interest expense	7,653	6,352	14,698	12,354
Earnings before income taxes	42,004	45,239	84,365	90,075
Income taxes	11,072	11,206	22,493	22,391
Net earnings	$30,932	$34,033	$61,872	$67,684

Weighted average number of common shares outstanding:
Basic	42,154	42,043	42,129	42,006
Diluted	42,398	42,235	42,351	42,245

Earnings per common share:
Basic	$0.73	$0.81	$1.47	$1.61
Diluted	$0.73	$0.81	$1.46	$1.60

Dividends declared per common share	$0.41	$0.41	$0.82	$0.82

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Comprehensive income	$8,483	$41,199	$35,812	$91,151

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$30,339	$28,934
Trade accounts receivable	315,604	272,164
Inventories	553,415	598,399
Prepaid expenses and other current assets	44,897	37,119

Total current assets	944,255	936,616

Other assets	92,501	94,873
Deferred tax assets	37,171	41,564
Intangible assets, net	11,615	12,112
Goodwill	418,185	424,065
Property, Plant, and Equipment:
Land	32,752	31,901
Buildings	349,407	343,594
Machinery and equipment	798,717	781,789
Construction in progress	37,117	59,091
	1,217,993	1,216,375
Less accumulated depreciation	(726,853)	(711,098)
	491,140	505,277

Total assets	$1,994,867	$2,014,507

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$107,218	$131,114
Accrued salaries, wages, and withholdings from employees	33,525	26,412
Other accrued expenses	52,802	52,024
Income taxes	6,495	13,296
Short-term borrowings	26,995	13,460

Total current liabilities	227,035	236,306

Deferred tax liabilities	14,087	14,260
Other liabilities	36,435	37,817
Accrued employee and retiree benefits	24,872	27,715
Long-term debt	634,663	645,085
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	114,730	115,941
Earnings reinvested in the business	1,754,059	1,726,872
Treasury stock, at cost	(618,233)	(622,768)
Accumulated other comprehensive loss	(198,177)	(172,117)

Total shareholders’ equity	1,057,775	1,053,324

Total liabilities and shareholders’ equity	$1,994,867	$2,014,507

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$61,872	$67,684
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	29,725	28,590
Share-based compensation expense	4,911	4,766
Net (gain) loss on assets	(195)	81
Portfolio Optimization Plan costs	1,495	-
Deferred income taxes	529	(2,643)
Changes in operating assets and liabilities:
Trade accounts receivable	(49,449)	6,062
Inventories	36,730	(16,927)
Prepaid expenses and other assets	(6,612)	3,534
Accounts payable and other accrued expenses	(22,722)	(18,329)
Accrued salaries, wages, and withholdings from employees	7,824	(19,713)
Income taxes	(6,591)	(1,998)
Other liabilities	1,429	595

Net cash provided by operating activities	58,946	51,702

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(22,850)	(45,137)
Proceeds from sale of assets	296	53
Other investing activities	(336)	2,054

Net cash used in investing activities	(22,890)	(43,030)

Cash flows from financing activities:
Proceeds from additional borrowings	132,189	187,037
Debt payments	(120,571)	(143,923)
Dividends paid	(34,685)	(34,577)
Other financing activities	(3,016)	(8,003)

Net cash (used in) provided by financing activities	(26,083)	534

Effect of exchange rate changes on cash and cash equivalents	(8,568)	6,419

Net increase in cash and cash equivalents	1,405	15,625
Cash and cash equivalents at beginning of period	28,934	20,921
Cash and cash equivalents at end of period	$30,339	$36,546

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

				Treasury Stock
Three Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2024	$5,396	$112,389	$1,740,500	11,806,249	$(618,621)	$(175,728)	$1,063,936
Net earnings	-	-	30,932	-	-	-	30,932
Other comprehensive loss	-	-	-	-	-	(22,449)	(22,449)
Cash dividends paid – $0.41 per share	-	-	(17,373)	-	-	-	(17,373)
Share-based compensation	-	2,916	-	-	-	-	2,916
Non-vested stock issued upon vesting	-	(528)	-	(10,076)	528	-	-
Other	-	(47)	-	2,680	(140)	-	(187)
Balances at June 30, 2024	$5,396	$114,730	$1,754,059	11,798,853	$(618,233)	$(198,177)	$1,057,775

Three Months Ended June 30, 2023
Balances at March 31, 2023	$5,396	$112,589	$1,719,096	11,917,944	$(624,473)	$(184,387)	$1,028,221
Net earnings	-	-	34,033	-	-	-	34,033
Other comprehensive income	-	-	-	-	-	7,166	7,166
Cash dividends paid – $0.41 per share	-	-	(17,322)	-	-	-	(17,322)
Share-based compensation	-	2,499	-	-	-	-	2,499
Non-vested stock issued upon vesting	-	(663)	-	(12,644)	663	-	-
Other	-	(95)	-	4,533	(238)	-	(333)
Balances at June 30, 2023	$5,396	$114,330	$1,735,807	11,909,833	$(624,048)	$(177,221)	$1,054,264

Six Months Ended June 30, 2024
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)	$1,053,324
Net earnings	-	-	61,872	-	-	-	61,872
Other comprehensive loss	-	-	-	-	-	(26,060)	(26,060)
Cash dividends paid – $0.82 per share	-	-	(34,685)	-	-	-	(34,685)
Share-based compensation	-	4,911	-	-	-	-	4,911
Non-vested stock issued upon vesting	-	(5,893)	-	(112,472)	5,893	-	-
Benefit plans	-	299	-	(21,405)	1,122	-	1,421
Other	-	(528)	-	47,332	(2,480)	-	(3,008)
Balances at June 30, 2024	$5,396	$114,730	$1,754,059	11,798,853	$(618,233)	$(198,177)	$1,057,775

Six Months Ended June 30, 2023
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)	$999,598
Net earnings	-	-	67,684	-	-	-	67,684
Other comprehensive income	-	-	-	-	-	23,467	23,467
Cash dividends paid – $0.82 per share	-	-	(34,577)	-	-	-	(34,577)
Share-based compensation	-	4,766	-	-	-	-	4,766
Non-vested stock issued upon vesting	-	(12,619)	-	(240,825)	12,619	-	-
Benefit plans	-	375	-	(18,172)	952	-	1,327
Other	-	(2,235)	-	110,057	(5,766)	-	(8,001)
Balances at June 30, 2023	$5,396	$114,330	$1,735,807	11,909,833	$(624,048)	$(177,221)	$1,054,264

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2024, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

During the fourth quarter of 2023, the board of directors of the Company approved a plan to undertake an effort to optimize certain production facilities and improve efficiencies within the Company (Portfolio Optimization Plan). As part of the Portfolio Optimization Plan, in the Flavors & Extracts segment, the Company evaluated the closure of its manufacturing facility in Felinfach, Wales, United Kingdom, the closure of its sales office in Granada, Spain, and the centralization and elimination of certain selling and administrative positions. In addition, in the Color segment, the Company evaluated the closure of a manufacturing facility in Delta, British Columbia, Canada, the closure of a sales office in Argentina, and centralizing and eliminating certain production positions and selling and administrative positions. The Company reports all costs associated with the Portfolio Optimization Plan in the Corporate & Other segment.

The Company’s Felinfach site will continue to operate until all production activities have successfully transferred to other locations, and then will be closed. The Company has substantially completed all other actions contemplated under the Portfolio Optimization Plan in accordance with local laws.

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to certain property, plant, and equipment during the three and six months ended June 30, 2024, when the estimated fair value of these assets was lower than the carrying value. The property, plant, and equipment related to a product line that was shut down and determined to not be usable at other plant locations.

Index
The Company recorded $2.8 million and $3.7 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to the Portfolio Optimization Plan as of June 30, 2024 and December 31, 2023, respectively. The Company expects the Portfolio Optimization Plan will cost approximately $40 million, of which $32.4 million has been incurred through June 30, 2024, primarily related to non-cash impairment charges and proposed employee separation costs, and upon completion would reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company anticipates to reduce headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended June 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$154	$-	$154
Non-cash charges – Cost of products sold	283	(176)	-	107
Employee separation – Selling and administrative expenses	240	35	-	275
Other production costs – Cost of products sold	100	-	-	100
Other costs – Selling and administrative expenses(1)	743	400	(27)	1,116
Total	$1,366	$413	$(27)	$1,752

(1)	Other costs include professional services, decommissioning costs, accelerated depreciation, accelerated lease costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the six months ended June 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$1,129	$-	$1,129
Non-cash charges – Cost of products sold	408	(194)	-	214
Employee separation – Selling and administrative expenses	851	526	28	1,405
Other production costs – Cost of products sold	100	-	-	100
Other costs – Selling and administrative expenses(1)	1,059	684	(27)	1,716
Total	$2,418	$2,145	$1	$4,564

(1)	Other costs include professional services, decommissioning costs, accelerated depreciation, accelerated lease costs, and other related costs.

3.	Trade Accounts Receivable

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2024 and 2023:

(In thousands) Three Months Ended June 30, 2024	Allowance for Doubtful Accounts
Balance at March 31, 2024	$3,882
Provision for expected credit losses	496
Accounts written off	(5)
Translation and other activity	(98)
Balance at June 30, 2024	$4,275

(In thousands) Three Months Ended June 30, 2023	Allowance for Doubtful Accounts
Balance at March 31, 2023	$4,045
Provision for expected credit losses	371
Accounts written off	(193)
Translation and other activity	70
Balance at June 30, 2023	$4,293

(In thousands) Six Months Ended June 30, 2024	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	803
Accounts written off	(752)
Translation and other activity	(149)
Balance at June 30, 2024	$4,275

(In thousands) Six Months Ended June 30, 2023	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	491
Accounts written off	(807)
Translation and other activity	173
Balance at June 30, 2023	$4,293

4.	Inventories

At June 30, 2024, and December 31, 2023, inventories included finished and in-process products totaling $407.1 million and $437.1 million, respectively, and raw materials and supplies of $146.4 million and $161.3 million, respectively.

5.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2024 and December 31, 2023. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.1 million and an asset of $1.0 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2024 and December 31, 2023, was $634.7 million and $645.2 million, respectively. The fair value of the long-term debt at June 30, 2024 and December 31, 2023, was $638.3 million and $653.7 million, respectively.

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

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2024:
Revenue from external customers	$202,020	$162,925	$38,580	$-	$403,525
Intersegment revenue	7,193	4,775	-	-	11,968
Total revenue	$209,213	$167,700	$38,580	$-	$415,493

Operating income (loss)	$26,209	$31,502	$7,880	$(15,934)	$49,657
Interest expense	-	-	-	7,653	7,653
Earnings (loss) before income taxes	$26,209	$31,502	$7,880	$(23,587)	$42,004

Three months ended June 30, 2023:
Revenue from external customers	$181,752	$156,532	$36,029	$-	$374,313
Intersegment revenue	6,532	3,931	-	-	10,463
Total revenue	$188,284	$160,463	$36,029	$-	$384,776

Operating income (loss)	$24,456	$29,217	$7,575	$(9,657)	$51,591
Interest expense	-	-	-	6,352	6,352
Earnings (loss) before income taxes	$24,456	$29,217	$7,575	$(16,009)	$45,239

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2024:
Revenue from external customers	$390,042	$319,289	$78,864	$-	$788,195
Intersegment revenue	12,263	8,436	22	-	20,721
Total revenue	$402,305	$327,725	$78,886	$-	$808,916

Operating income (loss)	$49,887	$63,181	$16,656	$(30,661)	$99,063
Interest expense	-	-	-	14,698	14,698
Earnings (loss) before income taxes	$49,887	$63,181	$16,656	$(45,359)	$84,365

Six months ended June 30, 2023:
Revenue from external customers	$353,724	$313,481	$76,114	$-	$743,319
Intersegment revenue	13,412	8,143	-	-	21,555
Total revenue	$367,136	$321,624	$76,114	$-	$764,874

Operating income (loss)	$46,636	$61,102	$16,816	$(22,125)	$102,429
Interest expense	-	-	-	12,354	12,354
Earnings (loss) before income taxes	$46,636	$61,102	$16,816	$(34,479)	$90,075

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2024:
Flavors, Extracts & Flavor Ingredients	$134,749	$-	$-	$134,749
Natural Ingredients	74,464	-	-	74,464
Food & Pharmaceutical Colors	-	125,327	-	125,327
Personal Care	-	42,373	-	42,373
Asia Pacific	-	-	38,580	38,580
Intersegment Revenue	(7,193)	(4,775)	-	(11,968)
Total revenue from external customers	$202,020	$162,925	$38,580	$403,525

Three months ended June 30, 2023:
Flavors, Extracts & Flavor Ingredients	$133,688	$-	$-	$133,688
Natural Ingredients	54,596	-	-	54,596
Food & Pharmaceutical Colors	-	120,165	-	120,165
Personal Care	-	40,298	-	40,298
Asia Pacific	-	-	36,029	36,029
Intersegment Revenue	(6,532)	(3,931)	-	(10,463)
Total revenue from external customers	$181,752	$156,532	$36,029	$374,313

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2024:
Flavors, Extracts & Flavor Ingredients	$259,554	$-	$-	$259,554
Natural Ingredients	142,751	-	-	142,751
Food & Pharmaceutical Colors	-	242,385	-	242,385
Personal Care	-	85,340	-	85,340
Asia Pacific	-	-	78,886	78,886
Intersegment Revenue	(12,263)	(8,436)	(22)	(20,721)
Total revenue from external customers	$390,042	$319,289	$78,864	$788,195

Six months ended June 30, 2023:
Flavors, Extracts & Flavor Ingredients	$258,513	$-	$-	$258,513
Natural Ingredients	108,623	-	-	108,623
Food & Pharmaceutical Colors	-	238,912	-	238,912
Personal Care	-	82,712	-	82,712
Asia Pacific	-	-	76,114	76,114
Intersegment Revenue	(13,412)	(8,143)	-	(21,555)
Total revenue from external customers	$353,724	$313,481	$76,114	$743,319

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2024:
North America	$156,650	$82,535	$82	$239,267
Europe	32,064	45,825	60	77,949
Asia Pacific	5,103	15,648	37,017	57,768
Other	8,203	18,917	1,421	28,541
Total revenue from external customers	$202,020	$162,925	$38,580	$403,525

Three months ended June 30, 2023:
North America	$137,135	$77,554	$62	$214,751
Europe	31,867	44,397	24	76,288
Asia Pacific	6,290	16,308	35,394	57,992
Other	6,460	18,273	549	25,282
Total revenue from external customers	$181,752	$156,532	$36,029	$374,313

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2024:
North America	$303,602	$157,655	$82	$461,339
Europe	64,221	91,987	106	156,314
Asia Pacific	8,809	33,067	75,702	117,578
Other	13,410	36,580	2,974	52,964
Total revenue from external customers	$390,042	$319,289	$78,864	$788,195

Six months ended June 30, 2023:
North America	$269,103	$155,931	$124	$425,158
Europe	60,794	87,649	127	148,570
Asia Pacific	11,491	34,457	74,589	120,537
Other	12,336	35,444	1,274	49,054
Total revenue from external customers	$353,724	$313,481	$76,114	$743,319

7.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Service cost	$509	$371	$881	$739
Interest cost	529	413	930	822
Expected return on plan assets	(260)	(245)	(502)	(484)
Recognized actuarial gain	(91)	(138)	(182)	(277)
Total defined benefit expense	$687	$401	$1,127	$800

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $30.7 million and $58.4 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024 and 2023, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Index
Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2024 and December 31, 2023, the total value of the Company’s net investment hedges was $304.8 million and $313.3 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended June 30, 2024 and 2023, the impact of foreign exchange rates on these debt instruments decreased debt by $1.9 million and increased debt by $3.8 million, respectively, which has been recorded as foreign currency translation in OCI. For the six months ended June 30, 2024 and 2023, the impact of foreign exchange rates on these debt instruments decreased debt by $8.5 million and increased debt by $8.2 million, respectively, which has been recorded as foreign currency translation in OCI.

9.	Income Taxes

The effective income tax rates for the three months ended June 30, 2024 and 2023 were 26.4% and 24.8%, respectively. For the six months ended June 30, 2024 and 2023, the effective income tax rates were 26.7% and 24.9%, respectively. The effective tax rates for the three and six months ended June 30, 2024 and 2023 were impacted by the mix of foreign earnings and changes in estimates associated with the finalization of prior year foreign tax items. The effective tax rates for both the three and six months ended June 30, 2024 were also impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2024 and 2023:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive loss before reclassifications	(537)	-	(25,163)	(25,700)
Amounts reclassified from OCI	(224)	(136)	-	(360)
Balances at June 30, 2024	$236	$(2,215)	$(196,198)	$(198,177)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2024	$1,477	$(2,147)	$(175,058)	$(175,728)
Other comprehensive loss before reclassifications	(1,239)	-	(21,140)	(22,379)
Amounts reclassified from OCI	(2)	(68)	-	(70)
Balances at June 30, 2024	$236	$(2,215)	$(196,198)	$(198,177)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	3,213	-	21,115	24,328
Amounts reclassified from OCI	(617)	(244)	-	(861)
Balances at June 30, 2023	$1,997	$(2,036)	$(177,182)	$(177,221)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2023	$983	$(1,914)	$(183,456)	$(184,387)
Other comprehensive income before reclassifications	1,513	-	6,274	7,787
Amounts reclassified from OCI	(499)	(122)	-	(621)
Balances at June 30, 2023	$1,997	$(2,036)	$(177,182)	$(177,221)

(1)	Cash Flow Hedges and Pension Items are net of tax.

Index
11.	Commitments and Contingencies

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

On July 25, 2024, the Company announced its quarterly dividend of $0.41 per share would be payable on September 3, 2024.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2024, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and Israel and Hamas and other parties in the Middle East; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $403.5 million and $374.3 million for the three months ended June 30, 2024 and 2023, respectively.  Revenue was $788.2 million and $743.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase in revenue for the three and six months ended June 30, 2024 was primarily due to higher volumes and selling prices. For the three months ended June 30, 2024, the impact of foreign exchange rates decreased consolidated revenue by approximately 1%. Foreign exchange rates did not have a material impact on revenue for the six months ended June 30, 2024.

Gross Margin
The Company’s gross margin was 32.4% and 32.6% for the three months ended June 30, 2024 and 2023, respectively. The Company’s gross margin was 32.6% and 33.2% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross margin for both the three and six months ended June 30, 2024 was primarily due to higher raw material costs, partially offset by higher volumes and selling prices.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.1% and 18.9% for the three months ended June 30, 2024 and 2023, respectively. Selling and administrative expense as a percent of revenue was 20.1% and 19.4% for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $1.5 million, which increased selling and administrative expenses as a percent of revenue by approximately 40 basis points. For the six months ended June 30, 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $4.3 million, which increased selling and administrative expenses as a percent of revenue by approximately 60 basis points. See Portfolio Optimization Plan below for further information. The remaining increase in selling and administrative expense as a percent of revenue for the three months ended June 30, 2024 was primarily due to higher performance-based executive compensation in 2024.

Index
Operating Income

Operating income was $49.7 million and $51.6 million for the three months ended June 30, 2024 and 2023, respectively. Operating margins were 12.3% and 13.8% for the three months ended June 30, 2024 and 2023, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 40 basis points for the three months ended June 30, 2024. The remaining decrease in operating margin was primarily due to the higher raw material costs and higher performance-based executive compensation in 2024, partially offset by higher volumes and selling prices.

Operating income was $99.1 million and $102.4 million for the six months ended June 30, 2024 and 2023, respectively. Operating margins were 12.6% and 13.8% for the six months ended June 30, 2024 and 2023, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 50 basis points for the six months ended June 30, 2024. The remaining decrease in operating margin was primarily due to the higher raw material costs and higher performance-based executive compensation in 2024, partially offset by higher volumes and selling prices.

Interest Expense
Interest expense was $7.7 million and $6.4 million for the three months ended June 30, 2024 and 2023, respectively, and $14.7 million and $12.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase in expense for the three and six months ended June 30, 2024 was primarily due to an increase in the average interest rate.

Income Taxes
The effective income tax rates for the three months ended June 30, 2024 and 2023 were 26.4% and 24.8%, respectively. For the six months ended June 30, 2024 and 2023, the effective income tax rates were 26.7% and 24.9%, respectively. The effective tax rates for the three and six months ended June 30, 2024 and 2023 were impacted by the mix of foreign earnings and changes in estimates associated with the finalization of prior year foreign tax items. The effective tax rates for both the three and six months ended June 30, 2024 were also impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

Portfolio Optimization Plan
During the fourth quarter of 2023, the board of directors of the Company approved a plan to undertake an effort to optimize certain production facilities and improve efficiencies within the Company (Portfolio Optimization Plan). As part of the Portfolio Optimization Plan, in the Flavors & Extracts segment, the Company evaluated the closure of its manufacturing facility in Felinfach, Wales, United Kingdom, the closure of its sales office in Granada, Spain, and the centralization and elimination of certain selling and administrative positions. In addition, in the Color segment, the Company evaluated the closure of a manufacturing facility in Delta, British Columbia, Canada, the closure of a sales office in Argentina, and centralizing and eliminating certain production positions and selling and administrative positions. The Company reports all costs associated with the Portfolio Optimization Plan in the Corporate & Other segment.

The Company’s Felinfach site will continue to operate until all production activities have successfully transferred to other locations, and then will be closed. The Company has substantially completed all other actions contemplated under the Portfolio Optimization Plan in accordance with local laws.

In the three and six months ended June 30, 2024, the Company incurred $1.8 million and $4.6 million, respectively, related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with decommissioning, employee separation, and impairment of fixed assets.

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

Index
	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	% Change	2024	2023	% Change
Operating Income (GAAP)	$49,657	$51,591	(3.7%)	$99,063	$102,429	(3.3%)
Portfolio Optimization Plan costs – Cost of products sold	207	-		314	-
Portfolio Optimization Plan costs – Selling and administrative expenses	1,545	-		4,250	-
Adjusted operating income	$51,409	$51,591	(0.4%)	$103,627	$102,429	1.2%

Net Earnings (GAAP)	$30,932	$34,033	(9.1%)	$61,872	$67,684	(8.6%)
Portfolio Optimization Plan costs, before tax	1,752	-		4,564	-
Tax impact of Portfolio Optimization Plan costs(1)	(214)	-		(569)	-
Adjusted net earnings	$32,470	$34,033	(4.6%)	$65,867	$67,684	(2.7%)

Diluted earnings per share (GAAP)	$0.73	$0.81	(9.9%)	$1.46	$1.60	(8.8%)
Portfolio Optimization Plan costs, net of tax	0.04	-		0.09	-
Adjusted diluted earnings per share	$0.77	$0.81	(4.9%)	$1.56	$1.60	(2.5%)

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

The following table summarizes the percentage change for the results of the three and six months ended June 30, 2024, compared to the results for the three and six months ended June 30, 2023, in the respective financial measures.

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	11.1%	0.0%	N/A	11.1%	9.6%	0.5%	N/A	9.1%
Color	4.5%	(0.7%)	N/A	5.2%	1.9%	0.2%	N/A	1.7%
Asia Pacific	7.1%	(4.0%)	N/A	11.1%	3.6%	(3.8%)	N/A	7.4%
Total Revenue	7.8%	(0.7%)	N/A	8.5%	6.0%	(0.1%)	N/A	6.1%

Operating Income
Flavors & Extracts	7.2%	(0.2%)	0.0%	7.4%	7.0%	0.1%	0.0%	6.9%
Color	7.8%	(1.0%)	0.0%	8.8%	3.4%	0.1%	0.0%	3.3%
Asia Pacific	4.0%	(5.2%)	0.0%	9.2%	(1.0%)	(4.8%)	0.0%	3.8%
Corporate & Other	65.0%	0.0%	18.1%	46.9%	38.6%	0.0%	20.6%	18.0%
Total Operating Income	(3.7%)	(1.4%)	(3.4%)	1.1%	(3.3%)	(0.7%)	(4.4%)	1.8%
Diluted Earnings per Share	(9.9%)	(2.5%)	(4.9%)	(2.5%)	(8.8%)	(0.7%)	(6.2%)	(1.9%)

(1)	Adjustments consist of Portfolio Optimization Plan costs.

Note: Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before share-based compensation, restructuring and other costs, including the Portfolio Optimization Plan costs, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $209.2 million and $188.3 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately 11%. The increase was primarily a result of higher revenue in Natural Ingredients, primarily due to higher volumes. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended June 30, 2024.

Flavors & Extracts segment revenue was $402.3 million and $367.1 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately 10%. The increase was primarily a result of higher revenue in Natural Ingredients, primarily due to higher volumes. Foreign exchange rates increased segment revenue by approximately 1% for the six months ended June 30, 2024.

Flavors & Extracts segment operating income was $26.2 million and $24.5 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately 7%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients, primarily due to higher selling prices and lower raw material costs, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 12.5% in the current quarter compared to 13.0% in the prior year’s comparable quarter. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended June 30, 2024.

Flavors & Extracts segment operating income was $49.9 million and $46.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately 7%. The increase was a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower segment operating income in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of lower raw material costs and higher selling prices, partially offset by higher manufacturing and other costs and lower volumes. The lower segment operating income in Natural Ingredients was primarily a result of higher raw material costs, partially offset by higher volumes. Foreign exchange rates had an immaterial impact on segment operating income for the six months ended June 30, 2024. Segment operating income as a percent of revenue was 12.4% in the current six month period compared to 12.7% in the prior year’s comparable six month period.

Color
Segment revenue for the Color segment was $167.7 million and $160.5 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately 5%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, primarily due to higher volumes and higher selling prices. Foreign exchange rates decreased segment revenue by approximately 1%.

Segment revenue for the Color segment was $327.7 million and $321.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately 2%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care.  The higher revenue in Food & Pharmaceutical Colors was primarily due to higher selling prices. The higher revenue in Personal Care was primarily due to higher selling prices and higher volumes. Foreign exchange rates had an immaterial impact on segment revenue for the six months ended June 30, 2024.

Segment operating income for the Color segment was $31.5 million and $29.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately 8%. The increase in segment operating income was a result of higher operating income in Personal Care. The higher operating income in Personal Care was primarily due to higher selling prices and higher volumes. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 18.8% in the current quarter and 18.2% in the prior year’s comparable quarter.

Index
Segment operating income for the Color segment was $63.2 million and $61.1 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately 3%. The increase in segment operating income was primarily a result of higher operating income in Personal Care, partially offset by lower operating income in Food & Pharmaceutical Colors.  The higher operating income in Personal Care was primarily due to higher selling prices, lower manufacturing and other costs, and favorable volumes. The lower operating income in Food & Pharmaceutical Colors was primarily due to higher manufacturing and other costs, partially offset by higher selling prices, lower raw material costs, and a favorable product mix. Foreign exchange rates had an immaterial impact on segment operating income for the six months ended June 30, 2024. Segment operating income as a percent of revenue was 19.3% in the current six month period and 19.0% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $38.6 million and $36.0 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately 7%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 4%.

Segment revenue for the Asia Pacific segment was $78.9 million and $76.1 million for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately 4%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 4%.

Segment operating income for the Asia Pacific segment was $7.9 million and $7.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of approximately 4%. Foreign exchange rates decreased segment operating income by approximately 5%. Segment operating income as a percent of revenue was 20.4% in the current quarter and 21.0% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $16.7 million and $16.8 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of approximately 1%. Foreign exchange rates decreased segment operating income by approximately 5%. Segment operating income as a percent of revenue was 21.1% in the current six month period and 22.1% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $15.9 million and $9.7 million for the three months ended June 30, 2024 and 2023, respectively. The higher operating expense was primarily a result of Portfolio Optimization Plan costs totaling $1.8 million negatively impacting the three months ended June 30, 2024, and higher performance-based executive compensation costs. See the Portfolio Optimization Plan section above for further information.

The Corporate & Other operating expense was $30.7 million and $22.1 million for the six months ended June 30, 2024 and 2023, respectively. The higher operating expense was primarily a result of Portfolio Optimization Plan costs totaling $4.6 million negatively impacting the six months ended June 30, 2024, and higher performance-based executive compensation costs. See the Portfolio Optimization Plan section above for further information.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2024. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2024 through 2029. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or six months ended June 30, 2024. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Index
Cash Flows from Operating Activities
Net cash provided by operating activities was $58.9 million and $51.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash from operating activities was primarily due to a decrease in cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2024 compared to 2023 and an increase in cash provided by inventory during 2024 compared to 2023, partially offset by a decrease in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $22.9 million and $43.0 million during the six months ended June 30, 2024 and 2023, respectively. Capital expenditures were $22.9 million and $45.1 million during the six months ended June 30, 2024 and 2023, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $26.1 million and net cash provided by financing activities was $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Net debt increased by $11.6 million and $43.1 million for the six months ended June 30, 2024 and 2023, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support capital expenditure investments during the six months ended June 30, 2024. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $34.7 million and $34.6 million were paid during the six months ended June 30, 2024 and 2023, respectively. Total dividends of $0.82 per share were paid for both the six months ended June 30, 2024 and 2023.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2024. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2024. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President, and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President, and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2024, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2024, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or six months ended June 30, 2024.

Index
ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 7, 2024	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	August 7, 2024	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President & Chief Financial Officer