Form 10-Q
period 2024-09-30
SENSIENT TECHNOLOGIES CORP
filed 2024-11-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2024
Common Stock, par value $0.10 per share	42,360,785

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$392,613	$363,829	$1,180,808	$1,107,148
Cost of products sold	262,209	250,202	793,133	746,681
Selling and administrative expenses	79,884	69,096	238,092	213,507
Operating income	50,520	44,531	149,583	146,960
Interest expense	7,696	6,294	22,394	18,648
Earnings before income taxes	42,824	38,237	127,189	128,312
Income taxes	10,134	6,694	32,627	29,085
Net earnings	$32,690	$31,543	$94,562	$99,227

Weighted average number of common shares outstanding:
Basic	42,159	42,045	42,139	42,020
Diluted	42,429	42,233	42,377	42,241

Earnings per common share:
Basic	$0.78	$0.75	$2.24	$2.36
Diluted	$0.77	$0.75	$2.23	$2.35

Dividends declared per common share	$0.41	$0.41	$1.23	$1.23

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Comprehensive income	$38,257	$18,229	$74,069	$109,380

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$36,969	$28,934
Trade accounts receivable	302,012	272,164
Inventories	580,847	598,399
Prepaid expenses and other current assets	38,973	37,119

Total current assets	958,801	936,616

Other assets	96,241	94,873
Deferred tax assets	54,731	41,564
Intangible assets, net	12,271	12,112
Goodwill	425,949	424,065
Property, Plant, and Equipment:
Land	33,615	31,901
Buildings	355,357	343,594
Machinery and equipment	815,608	781,789
Construction in progress	37,724	59,091
	1,242,304	1,216,375
Less accumulated depreciation	(747,685)	(711,098)
	494,619	505,277

Total assets	$2,042,612	$2,014,507

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$119,238	$131,114
Accrued salaries, wages, and withholdings from employees	43,020	26,412
Other accrued expenses	62,099	52,024
Income taxes	14,287	13,296
Short-term borrowings	17,811	13,460

Total current liabilities	256,455	236,306

Deferred tax liabilities	14,500	14,260
Other liabilities	39,449	37,817
Accrued employee and retiree benefits	26,130	27,715
Long-term debt	625,627	645,085
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	116,303	115,941
Earnings reinvested in the business	1,769,400	1,726,872
Treasury stock, at cost	(618,038)	(622,768)
Accumulated other comprehensive loss	(192,610)	(172,117)

Total shareholders’ equity	1,080,451	1,053,324

Total liabilities and shareholders’ equity	$2,042,612	$2,014,507

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$94,562	$99,227
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	45,185	43,360
Share-based compensation expense	6,980	7,285
Net gain on assets	(210)	(81)
Portfolio Optimization Plan costs	1,406	-
Deferred income taxes	(11,117)	2,082
Changes in operating assets and liabilities:
Trade accounts receivable	(32,138)	18,830
Inventories	14,902	(21,455)
Prepaid expenses and other assets	221	842
Accounts payable and other accrued expenses	(4,664)	(20,572)
Accrued salaries, wages, and withholdings from employees	16,769	(16,749)
Income taxes	854	(6,536)
Other liabilities	3,011	587

Net cash provided by operating activities	135,761	106,820

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(36,088)	(67,718)
Proceeds from sale of assets	338	130
Other investing activities	(1,444)	2,036

Net cash used in investing activities	(37,194)	(65,552)

Cash flows from financing activities:
Proceeds from additional borrowings	134,432	197,577
Debt payments	(154,219)	(174,083)
Dividends paid	(52,034)	(51,900)
Other financing activities	(3,317)	(8,034)

Net cash used in financing activities	(75,138)	(36,440)

Effect of exchange rate changes on cash and cash equivalents	(15,394)	6,236

Net increase in cash and cash equivalents	8,035	11,064
Cash and cash equivalents at beginning of period	28,934	20,921

Cash and cash equivalents at end of period	$36,969	$31,985

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

				Treasury Stock
Three Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2024	$5,396	$114,730	$1,754,059	11,798,853	$(618,233)	$(198,177)	$1,057,775
Net earnings	-	-	32,690	-	-	-	32,690
Other comprehensive income	-	-	-	-	-	5,567	5,567
Cash dividends paid – $0.41 per share	-	-	(17,349)	-	-	-	(17,349)
Share-based compensation	-	2,069	-	-	-	-	2,069
Non-vested stock issued upon vesting	-	(390)	-	(7,438)	390	-	-
Other	-	(106)	-	3,719	(195)	-	(301)
Balances at September 30, 2024	$5,396	$116,303	$1,769,400	11,795,134	$(618,038)	$(192,610)	$1,080,451

Three Months Ended September 30, 2023
Balances at June 30, 2023	$5,396	$114,330	$1,735,807	11,909,833	$(624,048)	$(177,221)	$1,054,264
Net earnings	-	-	31,543	-	-	-	31,543
Other comprehensive loss	-	-	-	-	-	(13,314)	(13,314)
Cash dividends paid – $0.41 per share	-	-	(17,323)	-	-	-	(17,323)
Share-based compensation	-	2,519	-	-	-	-	2,519
Non-vested stock issued upon vesting	-	(67)	-	(1,285)	67	-	-
Other	-	(7)	-	492	(26)	-	(33)
Balances at September 30, 2023	$5,396	$116,775	$1,750,027	11,909,040	$(624,007)	$(190,535)	$1,057,656

Nine Months Ended September 30, 2024
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)	$1,053,324
Net earnings	-	-	94,562	-	-	-	94,562
Other comprehensive loss	-	-	-	-	-	(20,493)	(20,493)
Cash dividends paid – $1.23 per share	-	-	(52,034)	-	-	-	(52,034)
Share-based compensation	-	6,980	-	-	-	-	6,980
Non-vested stock issued upon vesting	-	(6,283)	-	(119,910)	6,283	-	-
Benefit plans	-	299	-	(21,405)	1,122	-	1,421
Other	-	(634)	-	51,051	(2,675)	-	(3,309)
Balances at September 30, 2024	$5,396	$116,303	$1,769,400	11,795,134	$(618,038)	$(192,610)	$1,080,451

Nine Months Ended September 30, 2023
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)	$999,598
Net earnings	-	-	99,227	-	-	-	99,227
Other comprehensive income	-	-	-	-	-	10,153	10,153
Cash dividends paid – $1.23 per share	-	-	(51,900)	-	-	-	(51,900)
Share-based compensation	-	7,285	-	-	-	-	7,285
Non-vested stock issued upon vesting	-	(12,686)	-	(242,110)	12,686	-	-
Benefit plans	-	375	-	(18,172)	952	-	1,327
Other	-	(2,242)	-	110,549	(5,792)	-	(8,034)
Balances at September 30, 2023	$5,396	$116,775	$1,750,027	11,909,040	$(624,007)	$(190,535)	$1,057,656

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2024, and the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (CODM). In addition, this ASU will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt this ASU in the fourth quarter of 2024 using a retrospective transition method.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU will also require the Company to disaggregate its income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company will adopt this ASU in the fourth quarter of 2025 using a prospective transition method.

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

The Company recorded non-cash impairment charges in Selling and Administrative Expenses, primarily related to certain property, plant, and equipment during the nine months ended September 30, 2024, when the estimated fair value of these assets was lower than the carrying value. The property, plant, and equipment related to a product line that was shut down and determined to not be usable at other plant locations.

Index
The Company recorded $2.7 million and $3.7 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to the Portfolio Optimization Plan as of September 30, 2024 and December 31, 2023, respectively. The Company expects the Portfolio Optimization Plan will cost approximately $40 million, of which $33.6 million has been incurred through September 30, 2024, primarily related to non-cash impairment charges and proposed employee separation costs, and upon completion would reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company anticipates it would reduce headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended September 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Employee separation – Selling and administrative expenses	$490	$68	$-	$558
Other production costs – Cost of products sold	209	-	-	209
Other costs – Selling and administrative expenses(1)	447	9	(12)	444
Total	$1,146	$77	$(12)	$1,211

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the nine months ended September 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$1,129	$-	$1,129
Non-cash charges – Cost of products sold	408	(194)	-	214
Employee separation – Selling and administrative expenses	1,341	594	28	1,963
Other production costs – Cost of products sold	309	-	-	309
Other costs – Selling and administrative expenses(1)	1,506	693	(39)	2,160
Total	$3,564	$2,222	$(11)	$5,775

(1)	Other costs include professional services, decommissioning costs, accelerated depreciation, accelerated lease costs, and other related costs.

3.	Trade Accounts Receivable

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three and nine month periods ended September 30, 2024 and 2023:

(In thousands) Three Months Ended September 30, 2024	Allowance for Doubtful Accounts
Balance at June 30, 2024	$4,275
Provision for expected credit losses	410
Accounts written off	(56)
Translation and other activity	71
Balance at September 30, 2024	$4,700

(In thousands) Three Months Ended September 30, 2023	Allowance for Doubtful Accounts
Balance at June 30, 2023	$4,293
Provision for expected credit losses	13
Accounts written off	(244)
Translation and other activity	(76)
Balance at September 30, 2023	$3,986

(In thousands) Nine Months Ended September 30, 2024	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	1,213
Accounts written off	(808)
Translation and other activity	(78)
Balance at September 30, 2024	$4,700

(In thousands) Nine Months Ended September 30, 2023	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	504
Accounts written off	(1,051)
Translation and other activity	97
Balance at September 30, 2023	$3,986

4.	Inventories

At September 30, 2024, and December 31, 2023, inventories included finished and in-process products totaling $415.4 million and $437.1 million, respectively, and raw materials and supplies of $165.4 million and $161.3 million, respectively.

5.	Debt

On August 30, 2024, the Company entered into Amendment No. 11 (Receivables Amendment) to the Receivables Purchase Agreement, dated as of October 3, 2016. The Receivables Amendment extended the termination date of the Receivables Purchase Agreement from August 30, 2024 to August 29, 2025.

On October 31, 2024, the Company entered into Amendment No. 1 (Loan Amendment) to the Loan Agreement with PNC Bank, N.A., dated as of November 7, 2022. The Loan Amendment extended the maturity date of the Loan Agreement from November 7, 2024 to November 7, 2025.

6.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2024 and December 31, 2023. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.3 million and an asset of $1.0 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2024 and December 31, 2023 was $625.8 million and $645.2 million, respectively. The fair value of the long-term debt at September 30, 2024 and December 31, 2023 was $638.4 million and $653.7 million, respectively.

Index
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

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2024:
Revenue from external customers	$194,222	$156,672	$41,719	$-	$392,613
Intersegment revenue	9,057	5,408	59	-	14,524
Total revenue	$203,279	$162,080	$41,778	$-	$407,137

Operating income (loss)	$25,862	$29,806	$9,307	$(14,455)	$50,520
Interest expense	-	-	-	7,696	7,696
Earnings (loss) before income taxes	$25,862	$29,806	$9,307	$(22,151)	$42,824

Three months ended September 30, 2023:
Revenue from external customers	$185,029	$142,026	$36,774	$-	$363,829
Intersegment revenue	5,968	2,913	-	-	8,881
Total revenue	$190,997	$144,939	$36,774	$-	$372,710

Operating income (loss)	$23,078	$22,925	$8,095	$(9,567)	$44,531
Interest expense	-	-	-	6,294	6,294
Earnings (loss) before income taxes	$23,078	$22,925	$8,095	$(15,861)	$38,237

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2024:
Revenue from external customers	$584,264	$475,961	$120,583	$-	$1,180,808
Intersegment revenue	21,320	13,844	81	-	35,245
Total revenue	$605,584	$489,805	$120,664	$-	$1,216,053

Operating income (loss)	$75,749	$92,987	$25,963	$(45,116)	$149,583
Interest expense	-	-	-	22,394	22,394
Earnings (loss) before income taxes	$75,749	$92,987	$25,963	$(67,510)	$127,189

Nine months ended September 30, 2023:
Revenue from external customers	$538,753	$455,507	$112,888	$-	$1,107,148
Intersegment revenue	19,380	11,056	-	-	30,436
Total revenue	$558,133	$466,563	$112,888	$-	$1,137,584

Operating income (loss)	$69,714	$84,027	$24,911	$(31,692)	$146,960
Interest expense	-	-	-	18,648	18,648
Earnings (loss) before income taxes	$69,714	$84,027	$24,911	$(50,340)	$128,312

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2024:
Flavors, Extracts & Flavor Ingredients	$128,990	$-	$-	$128,990
Natural Ingredients	74,289	-	-	74,289
Food & Pharmaceutical Colors	-	118,883	-	118,883
Personal Care	-	43,197	-	43,197
Asia Pacific	-	-	41,778	41,778
Intersegment Revenue	(9,057)	(5,408)	(59)	(14,524)
Total revenue from external customers	$194,222	$156,672	$41,719	$392,613

Three months ended September 30, 2023:
Flavors, Extracts & Flavor Ingredients	$124,697	$-	$-	$124,697
Natural Ingredients	66,300	-	-	66,300
Food & Pharmaceutical Colors	-	107,723	-	107,723
Personal Care	-	37,216	-	37,216
Asia Pacific	-	-	36,774	36,774
Intersegment Revenue	(5,968)	(2,913)	-	(8,881)
Total revenue from external customers	$185,029	$142,026	$36,774	$363,829

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2024:
Flavors, Extracts & Flavor Ingredients	$388,544	$-	$-	$388,544
Natural Ingredients	217,040	-	-	217,040
Food & Pharmaceutical Colors	-	361,268	-	361,268
Personal Care	-	128,537	-	128,537
Asia Pacific	-	-	120,664	120,664
Intersegment Revenue	(21,320)	(13,844)	(81)	(35,245)
Total revenue from external customers	$584,264	$475,961	$120,583	$1,180,808

Nine months ended September 30, 2023:
Flavors, Extracts & Flavor Ingredients	$383,210	$-	$-	$383,210
Natural Ingredients	174,923	-	-	174,923
Food & Pharmaceutical Colors	-	346,635	-	346,635
Personal Care	-	119,928	-	119,928
Asia Pacific	-	-	112,888	112,888
Intersegment Revenue	(19,380)	(11,056)	-	(30,436)
Total revenue from external customers	$538,753	$455,507	$112,888	$1,107,148

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2024:
North America	$152,753	$78,187	$15	$230,955
Europe	30,908	37,089	32	68,029
Asia Pacific	4,500	16,477	40,101	61,078
Other	6,061	24,919	1,571	32,551
Total revenue from external customers	$194,222	$156,672	$41,719	$392,613

Three months ended September 30, 2023:
North America	$147,992	$75,417	$-	$223,409
Europe	25,298	36,816	57	62,171
Asia Pacific	4,881	13,344	35,791	54,016
Other	6,858	16,449	926	24,233
Total revenue from external customers	$185,029	$142,026	$36,774	$363,829

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2024:
North America	$456,355	$235,842	$97	$692,294
Europe	95,129	129,076	138	224,343
Asia Pacific	13,309	49,544	115,803	178,656
Other	19,471	61,499	4,545	85,515
Total revenue from external customers	$584,264	$475,961	$120,583	$1,180,808

Nine months ended September 30, 2023:
North America	$417,095	$231,348	$124	$648,567
Europe	86,092	124,465	184	210,741
Asia Pacific	16,372	47,801	110,380	174,553
Other	19,194	51,893	2,200	73,287
Total revenue from external customers	$538,753	$455,507	$112,888	$1,107,148

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$430	$372	$1,311	$1,111
Interest cost	459	415	1,389	1,237
Expected return on plan assets	(252)	(248)	(754)	(732)
Recognized actuarial loss	(91)	(138)	(273)	(415)
Total defined benefit expense	$546	$401	$1,673	$1,201

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $24.3 million and $58.4 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. For the three months ended September 30, 2023, a gain of $0.8 million was reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the nine months ended September 30, 2023, a gain of $1.4 million was reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Index
Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of September 30, 2024 and December 31, 2023, the total value of the Company’s net investment hedges was $317.4 million and $313.3 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended September 30, 2024 and 2023, the impact of foreign exchange rates on these debt instruments increased debt by $12.6 million and decreased debt by $11.0 million, respectively, which has been recorded as foreign currency translation in OCI. For the nine months ended September 30, 2024 and 2023, the impact of foreign exchange rates on these debt instruments increased debt by $4.1 million and decreased debt by $2.8 million, respectively, which has been recorded as foreign currency translation in OCI.

10.	Income Taxes

The effective income tax rates for the three months ended September 30, 2024 and 2023 were 23.7% and 17.5%, respectively. For the nine months ended September 30, 2024 and 2023, the effective income tax rates were 25.7% and 22.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2024 and 2023, were impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The effective tax rates for both the three and nine months ended September 30, 2024, were also impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan. The effective tax rates for both the three and nine months ended September 30, 2023, were also impacted by changes in valuation allowances.

11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2024 and 2023:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive loss before reclassifications	(843)	-	(19,446)	(20,289)
Amounts reclassified from OCI	-	(204)	-	(204)
Balances at September 30, 2024	$154	$(2,283)	$(190,481)	$(192,610)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2024	$236	$(2,215)	$(196,198)	$(198,177)
Other comprehensive (loss) income before reclassifications	(306)	-	5,717	5,411
Amounts reclassified from OCI	224	(68)	-	156
Balances at September 30, 2024	$154	$(2,283)	$(190,481)	$(192,610)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	2,974	-	8,977	11,951
Amounts reclassified from OCI	(1,432)	(366)	-	(1,798)
Balances at September 30, 2023	$943	$(2,158)	$(189,320)	$(190,535)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2023	$1,997	$(2,036)	$(177,182)	$(177,221)
Other comprehensive loss before reclassifications	(239)	-	(12,138)	(12,377)
Amounts reclassified from OCI	(815)	(122)	-	(937)
Balances at September 30, 2023	$943	$(2,158)	$(189,320)	$(190,535)

(1)	Cash Flow Hedges and Pension Items are net of tax.

Index
12.	Commitments and Contingencies

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

On October 24, 2024, the Company announced its quarterly dividend of $0.41 per share would be payable on December 2, 2024.

On October 31, 2024, the Company entered into an amendment to its existing Loan Agreement with PNC Bank, N.A.  See Note 5, Debt, for further details.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2024, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and Israel and Hamas and other parties in the Middle East; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences and changing technologies; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $392.6 million and $363.8 million for the three months ended September 30, 2024 and 2023, respectively. Revenue was $1.2 billion and $1.1 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenue for the three and nine months ended September 30, 2024 was primarily due to higher volumes and selling prices. For the three months ended September 30, 2024, the impact of foreign exchange rates decreased consolidated revenue by approximately 1%.  Foreign exchange rates had an immaterial impact on consolidated revenue for the nine months ended September 30, 2024.

Gross Margin
The Company’s gross margin was 33.2% and 31.2% for the three months ended September 30, 2024 and 2023, respectively. The Company’s gross margin was 32.8% and 32.6% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin for both the three and nine months ended September 30, 2024 was primarily due to the higher volumes and selling prices, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.3% and 19.0% for the three months ended September 30, 2024 and 2023, respectively. Selling and administrative expense as a percent of revenue was 20.2% and 19.3% for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $1.0 million, which increased selling and administrative expenses as a percent of revenue by approximately 20 basis points. For the nine months ended September 30, 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $5.3 million, which increased selling and administrative expenses as a percent of revenue by approximately 50 basis points. See Portfolio Optimization Plan below for further information. The remaining increase in selling and administrative expense as a percent of revenue for the three and nine months ended September 30, 2024, was primarily due to higher performance-based executive compensation costs in 2024.

Index
Operating Income
Operating income was $50.5 million and $44.5 million for the three months ended September 30, 2024 and 2023, respectively. Operating margins were 12.9% and 12.2% for the three months ended September 30, 2024 and 2023, respectively. The increase in operating margin was primarily due to the higher volumes and selling prices, partially offset by higher raw material costs and higher performance-based executive compensation costs in 2024. Portfolio Optimization Plan costs also offset the increase, decreasing operating margins by approximately 30 basis points for the three months ended September 30, 2024.

Operating income was $149.6 million and $147.0 million for the nine months ended September 30, 2024 and 2023, respectively. Operating margins were 12.7% and 13.3% for the nine months ended September 30, 2024 and 2023, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 50 basis points for the nine months ended September 30, 2024.

Interest Expense
Interest expense was $7.7 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively, and $22.4 million and $18.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest expense for the three and nine months ended September 30, 2024, was primarily due to an increase in the average interest rate.

Income Taxes
The effective income tax rates for the three months ended September 30, 2024 and 2023 were 23.7% and 17.5%, respectively. The effective income tax rates for the nine months ended September 30, 2024 and 2023 were 25.7% and 22.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2024 and 2023 were impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The effective tax rates for both the three and nine months ended September 30, 2024, were also impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan. The effective tax rates for both the three and nine months ended September 30, 2023, were also impacted by changes in valuation allowances.

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

For the three months ended September 30, 2024, the Company incurred costs of $1.2 million related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with employee separation and professional services.

For the nine months ended September 30, 2024, the Company incurred costs of $5.8 million related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with employee separation, impairment of fixed assets, decommissioning, and professional services.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	% Change	2024	2023	% Change
Operating Income (GAAP)	$50,520	$44,531	13.4%	$149,583	$146,960	1.8%
Portfolio Optimization Plan costs – Cost of products sold	209	-		523	-
Portfolio Optimization Plan costs – Selling and administrative expenses	1,002	-		5,252	-
Adjusted operating income	$51,731	$44,531	16.2%	$155,358	$146,960	5.7%

Net Earnings (GAAP)	$32,690	$31,543	3.6%	$94,562	$99,227	(4.7%)
Portfolio Optimization Plan costs, before tax	1,211	-		5,775	-
Tax impact of Portfolio Optimization Plan costs(1)	(17)	-		(586)	-
Adjusted net earnings	$33,884	$31,543	7.4%	$99,751	$99,227	0.5%

Diluted earnings per share (GAAP)	$0.77	$0.75	2.7%	$2.23	$2.35	(5.1%)
Portfolio Optimization Plan costs, net of tax	0.03	-		0.12	-
Adjusted diluted earnings per share	$0.80	$0.75	6.7%	$2.35	$2.35	0.0%

(1)	Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Portfolio Optimization Plan costs are discussed under “Portfolio Optimization Plan” above and Note 2, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2024, compared to the results for the three and nine months ended September 30, 2023, in the respective financial measures.

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	6.4%	(0.4%)	N/A	6.8%	8.5%	0.2%	N/A	8.3%
Color	11.8%	(1.2%)	N/A	13.0%	5.0%	(0.2%)	N/A	5.2%
Asia Pacific	13.6%	0.2%	N/A	13.4%	6.9%	(2.5%)	N/A	9.4%
Total Revenue	7.9%	(0.7%)	N/A	8.6%	6.7%	(0.2%)	N/A	6.9%

Operating Income
Flavors & Extracts	12.1%	(0.7%)	0.0%	12.8%	8.7%	(0.1%)	0.0%	8.8%
Color	30.0%	(0.9%)	0.0%	30.9%	10.7%	(0.1%)	0.0%	10.8%
Asia Pacific	15.0%	(0.3%)	0.0%	15.3%	4.2%	(3.3%)	0.0%	7.5%
Corporate & Other	51.1%	0.1%	12.6%	38.4%	42.4%	0.1%	18.2%	24.1%
Total Operating Income	13.4%	(1.0%)	(2.7%)	17.1%	1.8%	(0.7%)	(3.9%)	6.4%
Diluted Earnings per Share	2.7%	(1.3%)	(4.0%)	8.0%	(5.1%)	(0.8%)	(5.2%)	0.9%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $203.3 million and $191.0 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately 6%. The increase was a result of higher revenue in Natural Ingredients and Flavors, Extracts & Flavor Ingredients, primarily due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended September 30, 2024.

Flavors & Extracts segment revenue was $605.6 million and $558.1 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately 9%. The increase was a result of higher revenue in Natural Ingredients and Flavors, Extracts & Flavor Ingredients.  The increase in Natural Ingredients was a result of higher volumes and selling prices.  The increase in Flavors, Extracts & Flavor Ingredients was primarily a result of higher selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the nine months ended September 30, 2024.

Flavors & Extracts segment operating income was $25.9 million and $23.1 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately 12%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Natural Ingredients.  The higher segment operating income in Flavors, Extracts, & Flavor Ingredients was primarily due to lower raw material costs, higher selling prices, lower manufacturing and other costs, higher volumes, and savings generated from the Portfolio Optimization Plan.  The lower segment operating income in Natural Ingredients was primarily a result of higher raw material costs, partially offset by higher selling prices and volumes. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 12.7% in the current quarter compared to 12.1% in the prior year’s comparable quarter.

Flavors & Extracts segment operating income was $75.7 million and $69.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately 9%. The increase was a result of higher segment operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower segment operating income in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily a result of lower raw material costs, higher selling prices, and savings generated from the Portfolio Optimization Plan. The lower segment operating income in Natural Ingredients was primarily a result of higher raw material costs, partially offset by higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment operating income for the nine months ended September 30, 2024. Segment operating income as a percent of revenue was 12.5% in both the current nine month period and the prior year’s comparable nine month period.

Color
Color segment revenue was $162.1 million and $144.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately 12%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care. The higher revenue in Food & Pharmaceutical Colors was due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 1%.  The higher revenue in Personal Care was primarily due to higher volumes.

Color segment revenue was $489.8 million and $466.6 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately 5%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care, primarily due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the nine months ended September 30, 2024.

Index
Segment operating income for the Color segment was $29.8 million and $22.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately 30%. The increase in segment operating income was a result of higher operating income in Personal Care and Food & Pharmaceutical Colors. The higher operating income in Personal Care was primarily due to higher volumes and lower raw material costs. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher volumes, selling prices, and savings generated from the Portfolio Optimization Plan, partially offset by higher manufacturing and other costs. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 18.4% in the current quarter and 15.8% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $93.0 million and $84.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately 11%. The increase in segment operating income was primarily a result of higher operating income in Personal Care and savings generated from the Portfolio Optimization Plan. The higher operating income in Personal Care was primarily due to higher volumes and selling prices and lower manufacturing and other costs. Foreign exchange rates had an immaterial impact on segment operating income for the nine months ended September 30, 2024. Segment operating income as a percent of revenue was 19.0% in the current nine month period and 18.0% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $41.8 million and $36.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately 14%. The increase was primarily a result of higher volumes. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended September 30, 2024.

Segment revenue for the Asia Pacific segment was $120.7 million and $112.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately 7%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 3%.

Segment operating income for the Asia Pacific segment was $9.3 million and $8.1 million for the three months ended September 30, 2024 and 2023, respectively, an increase of approximately 15%. The increase was primarily a result of the higher volumes. Foreign exchange rates had an immaterial impact on segment operating income for the three months ended September 30, 2024. Segment operating income as a percent of revenue was 22.3% in the current quarter and 22.0% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $26.0 million and $24.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately 4%. The increase was primarily a result of the higher volumes and selling prices, partially offset by higher raw material and manufacturing and other costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 3%. Segment operating income as a percent of revenue was 21.5% in the current nine month period and 22.1% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $14.5 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively. The higher operating expense was primarily a result of Portfolio Optimization Plan costs totaling $1.2 million negatively impacting the three months ended September 30, 2024, and higher performance-based executive compensation costs. See the Portfolio Optimization Plan section above for further information.

The Corporate & Other operating expense was $45.1 million and $31.7 million for the nine months ended September 30, 2024 and 2023, respectively. The higher operating expense was primarily a result of Portfolio Optimization Plan costs totaling $5.8 million negatively impacting the nine months ended September 30, 2024, and higher performance-based executive compensation costs. See the Portfolio Optimization Plan section above for further information.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2024. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2025 through 2029. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

Index
As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or nine months ended September 30, 2024. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

Cash Flows from Operating Activities
Net cash provided by operating activities was $135.8 million and $106.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash from operating activities was primarily due to a decrease in cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2024 compared to 2023 and an increase in cash provided by inventory during 2024 compared to 2023, partially offset by a decrease in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $37.2 million and $65.6 million during the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures were $36.1 million and $67.7 million during the nine months ended September 30, 2024 and 2023, respectively.

Cash Flows from Financing Activities
Net cash used in financing activities was $75.1 million and $36.4 million for the nine months ended September 30, 2024 and 2023, respectively. Net debt decreased by $19.8 million and increased by $23.5 million for the nine months ended September 30, 2024 and 2023, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $52.0 million and $51.9 million were paid during the nine months ended September 30, 2024 and 2023, respectively. Total dividends of $1.23 per share were paid for both the nine months ended September 30, 2024 and 2023.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2024. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2024. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of September 30, 2024, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of September 30, 2024, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or nine months ended September 30, 2024.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to Term Loan
On October 31, 2024, the Company entered into Amendment No. 1 (the Amendment) to that certain Loan Agreement, by and between the Company and PNC Bank, National Association. The Amendment amends the Loan Agreement to, among other things, (i) extend the maturity date of the Loan Agreement to November 7, 2025, and (ii) set the margin on the borrowings, which was previously determined on the basis of the Company’s leverage ratio, to a fixed rate. The borrowings under the Loan Agreement bear interest on the unpaid principal amount at the Eurocurrency Rate (defined as reserve-adjusted EURIBOR) plus such margin.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amendment No. 11 to Receivables Purchase Agreement, dated as of August 30, 2024, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association.	Exhibit 10.1 to Current Report on Form 8-K dated September 4, 2024 (Commission File No. 1-7626)

10.2	Amendment No. 1 to Loan Agreement, dated as of October 31, 2024, between Sensient Technologies Corporation and PNC Bank, National Association.		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 5, 2024	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	November 5, 2024	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President & Chief Financial Officer