Form 10-K
period 2024-12-31
SENSIENT TECHNOLOGIES CORP
filed 2025-02-19
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2024, was $3,086,020,977. For purposes of this computation only, the registrant’s directors and executive officers were considered to be affiliates of the registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the registrant.

There were 42,393,332 shares of Common Stock outstanding as of February 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2024 INDEX

Index
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2024, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting estimates set forth under the heading “CRITICAL ACCOUNTING ESTIMATES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

NON-GAAP FINANCIAL MEASURES

Within this document, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share (which exclude restructuring and other costs, including the Portfolio Optimization Plan costs), (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis (which eliminate the effects that result from translating its international operations into U.S. dollars and restructuring and other costs, including the Portfolio Optimization Plan costs), and (3) adjusted EBITDA (which excludes restructuring and other costs, including the Portfolio Optimization Plan costs, and non-cash share based compensation expense). The Company has included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. These non-GAAP measures should not be considered in isolation. Rather, they should be considered together with GAAP measures and the rest of the information included in this report. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis and to gain additional insight into underlying operating and performance trends. The Company believes this information can be beneficial to investors for these same purposes. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Additional information related to the Company’s use of non-GAAP financial measures and the divestiture & other related income and restructuring and other costs, including the Portfolio Optimization Plan costs, that have been excluded from the non-GAAP financial measures, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the section titled “NON-GAAP FINANCIAL MEASURES.”

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

For 2024, the Company’s three reportable segments were the Flavors & Extracts Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related income, share-based compensation, restructuring and other charges, including the Portfolio Optimization Plan costs, and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

Acquisitions

On October 3, 2022, the Company acquired Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş. (collectively, Endemix), a natural colors business located in Turkey. The Company paid $23.3 million in cash for this acquisition, which is net of $1.3 million in debt assumed. This business is part of the Color segment.

Index
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

The Flavors & Extracts Group produces flavor, extract, and essential oil products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. This Group includes the Company’s natural ingredients business, which produces dehydrated garlic, onion, and other natural ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as natural and synthetic flavors, natural extracts, and essential oils. The Group serves food and non-food industries. In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients. In non-food industries, the Group supplies essential oil products to the personal, homecare, and bioingredients markets.

Operating through its Natural Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, and parsley. The Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market and to the food service industry. The dehydration technologies utilized by our Natural Ingredients business permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

As of December 31, 2024, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, New Mexico, Belgium, Costa Rica, Mexico, Germany, and the United Kingdom.

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

As of December 31, 2024, the Group’s principal manufacturing plants are located in Missouri, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, Turkey, and the United Kingdom.

The Color Group operates under the following trade names:

●	Sensient Food Colors (food and beverage colors);

●	Sensient Pharmaceutical (pharmaceutical and nutraceutical colors and coatings);

●	Sensient Beauty (personal care colors, ingredients, and systems); and

●	Sensient Specialty Markets (paper colors and industrial colors for plastics, leather, wood stains, antifreeze, landscaping, and other uses).

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, world-class application chemists, agronomy program, and complete range of natural and synthetic color products constitute the basis for its market leadership position. Given its broad portfolio of natural colors and applications capabilities, the Company believes it has the capability to successfully adapt to any regulatory restrictions on synthetic colors.

Index
Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product lines in the Pacific Rim under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Extracts Group and Color Group as well as products developed by regional technical teams to appeal to local preferences.

Sales, marketing, and technical functions are managed through the Asia Pacific Group’s headquarters, which is located in Singapore. Manufacturing operations are located in Australia, China, India, Japan, Thailand, New Zealand, and the Philippines, with sales offices also located in India and Thailand. The Asia Pacific Group maintains additional offices for local technical support and sales in China and Indonesia as well as for research and development in Singapore.

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, divestiture & other related income, share-based compensation, restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs, are included in the “Corporate & Other” category.

Research and Development/Quality Assurance

The development of specialized products and services is a complex technical process calling upon the combined knowledge and talents of the Company’s research, development, agronomy, and quality assurance personnel. The Company believes that its competitive advantage lies in its ability to work with its customers to develop and deliver high-performance products that address the distinct needs of those customers.

The Company’s research, development, agronomy, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing ongoing technical support and know-how to the Company’s manufacturing activities. The Company’s efforts also include the development of proprietary seed lines, sometimes in partnership with other business partners, for its natural ingredients and natural colors business lines. The Company employed 772 people in research and development, quality assurance, agronomy, quality control, and lab technician positions as of December 31, 2024.

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

Products and Application Activities

The Company’s strategic focus is on the manufacturing and marketing of high-performance components that bring life to products. Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products. The majority of the proprietary processes and formulae developed by the Company are maintained as trade secrets and protected through internal physical and information technology controls and confidentiality agreements with customers as well as confidentiality and non-competition agreements with employees (where permitted).

Within the Flavors & Extracts Group, development activity is focused on flavors, natural extracts, ingredients, and essential oils as well as flavor systems that are responsive to consumer trends and the processing needs of our food and beverage customers. These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery, and other applications. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as probiotics and fermented ingredients, including enzymes, vitamins, and amino acids.

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from natural food and beverage colors, synthetic dyes and pigments, and color systems. The Company also produces a diverse line of colors and ingredients for personal care, pharmaceutical, and nutraceutical applications, and technical colors for industrial applications.

Index
Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, beta-carotene, annatto, and turmeric, are sourced internally at our Lima, Peru facility or purchased from overseas and U.S. sources. Since October 2022, the Company has owned a natural food colorings business located near Istanbul, Turkey, and has vertically integrated production and processing capacity in black carrot and other natural color products.

In the production of flavors, extracts, and essential oils, the principal raw materials include essential oils, botanicals, extracts, fruits, and juices. These raw materials are obtained from domestic and foreign suppliers. Flavor enhancers and secondary flavors are produced from brewers’ yeast and vegetable materials such as corn and soybeans. Onion, garlic, chili peppers, and other vegetables are acquired under annual production contracts with numerous growers in the western United States.

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

•
Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either synthetic dyes and pigments, natural colors, or coloring foods (in Europe). The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including synthetic dyes and pigments, and a full range of natural colors and coloring foods. Competition in the supply of personal care colors and ingredients and pharmaceutical and nutraceutical ingredients and excipients is based on the development of customized products and solutions as well as quality, customer service, and price. The Company believes that its reputation and capacity as a color producer as well as its product development and applications expertise give it a competitive advantage in these markets.

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

Human Capital

As of December 31, 2024, the Company employed 4,014 persons worldwide. Approximately 44% of our employees were employed in the United States, and approximately 56% were employed outside of the United States. Of our 4,014 employees worldwide, we had 507 general administration employees (e.g., accounting, administrative, regulatory compliance, IT, human resources, etc.), 2,502 production employees, 458 research and development employees, and 547 sales and marketing employees.

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

Index
Talent Acquisition and Talent Development

We are committed to the recruitment, retention, and continued development of people who thrive and succeed in our culture. In furtherance of this goal, our primary areas of focus remain: (i) talent acquisition, (ii) onboarding, (iii) coaching, development, and retention, and (iv) integrity and professionalism. As part of the Company’s effort to attract and motivate employees, we offer compensation and comprehensive benefits that we believe are competitive in the markets in which we operate and compete for talent. We also have a dedicated internal talent acquisition team, with deep knowledge of our Company and our core values, in order to help us find the best prospective employees for open positions worldwide. We hold ourselves accountable for filling open roles expeditiously by closely monitoring and limiting days to fill open roles. We also challenge ourselves to take a broad view of talent acquisition, regularly seeking talent from non-traditional backgrounds and from outside our industry, and moving beyond restrictive pedigree requirements in favor of skills and the ability to learn.

After hiring a candidate, we believe that an effective onboarding is a critical factor in whether a new employee succeeds or fails. We continue to develop, and improve upon, our onboarding process to differentiate ourselves from our competitors and help enable our employees to succeed. We generally track our progress through weekly pre-hire team onboarding calls, new hire surveys, new hire check-ins, hiring manager surveys, and a monthly report of our results to senior leadership. We also require regular 1:1 meetings between non-production employees and their supervisors.

In order to continue to develop and retain our key talent, we offer training and project work based upon the employee’s role in the Company. We also maintain personalized career planning, ongoing coaching and development by Corporate and local leadership, and focused programming that ensures our key talent learns from and gains exposure to senior leadership. Performance reviews and succession planning occur company-wide on an annual basis. Individual goals are set annually for employees, which flow from the Company strategy, and attainment of those goals is an element of the employee’s performance assessment. We invest in our development programs for high-impact roles, such as our General Management Development, Sales Representative Trainee, and Flavorist Trainee programs. We continue to “promote-from-within” and provide opportunities for our internal employees to grow their careers, with over half of our senior leadership and over half of our business unit leaders previously having been promoted to their current role from within the Company. We closely monitor turnover overall and in critical roles to vet our retention efforts and identify areas of need for future investment.

Our Corporate Creed, set forth at the beginning of our Code of Conduct, sets forth four non-negotiable rules: (1) Always tell the truth; (2) Always produce safe, high-quality products in safe and secure facilities; (3) Always be professional; and (4) Find a way to say “yes” to customers. Employees throughout the organization know these expectations as the “Four Rules.” Under the Four Rules, all of our employees are expected to exhibit and promote integrity, safety, professionalism, and a customer-centric mentality in the workplace. All of our employees must adhere to these non-negotiable expectations for appropriate behavior. We perform annual, company-wide training on our Code of Conduct, as well as for all new hires. The CEO personally provides instruction on the Four Rules during leadership training conducted each year throughout the organization and his company-wide Town Halls. To further reinforce our expectations, the CEO internally publishes anonymized quarterly reports of Code of Conduct violations and their consequences, which invariably means termination of employment. In addition, we strictly apply principles of non-discrimination, which are foundational to our non-negotiable expectations of integrity and professionalism, in all employment-related decisions.

Health and Safety

We take pride in our strong and continually improving health and safety programs, which we view as important aspects of our economic health and core values, and we expect each employee to actively participate in and contribute to our goal of always providing a safe work place. Examples of specific practices demonstrating our commitment and progress toward achieving this goal include: (i) Corporate Environmental, Health and Safety (EHS) Department oversight of safety and compliance matters at all Company facilities; (ii) periodic EHS audits conducted at Company facilities by third parties at the direction of the Corporate Legal Department to determine the state of facility compliance with applicable safety laws and regulations; (iii) implementation of “best-practice” programs and management systems across all business units worldwide; (iv) ongoing capital investments aimed at continually improving standards for environment, health, and safety in each of our plants around the world; (v) meaningful use of metrics to apply leading and lagging indicators toward incremental improvement and sustainable results; (vi) regular communication and engagement with employees on safety topics through safety committee meetings, plant-wide communication meetings, and “tool box” meetings; and (vii) root cause analysis of all injuries and near misses to ensure that lessons learned can be applied across the entire organization. We also maintain a corporate physical security program led by a retired Secret Service Agent. The physical security program aims to secure our facilities, protect our employees from workplace violence, ensure proper training and monitoring of travelers, and provide regular assessments of the security situations in the countries where we operate. The Board of Directors also receives a report on personnel safety related issues at each of its meetings.

Index
Food Safety

We maintain a robust program related to food safety, including proactive, preventive measures to ensure the quality of our products. Examples of processes in place to ensure that we provide safe products to our customers include the following: (i) comprehensive and robust raw material approval processes; (ii) analyses of raw materials and finished goods for compliance with specifications prior to use and shipment, respectively; and (iii) established guidelines for Good Manufacturing Practices (GMP) and Hazard Analysis and Critical Control Points (HACCP). Since 1999, the Company has conducted comprehensive product safety audits, including GMP/HACCP audits, at all of its food ingredient manufacturing facilities. The Company also conducts key vendor quality assurance inspections directly or by third-party accredited auditing organizations and develops and implements corrective action plans for all internal, customer, and third-party audit deficiencies. In addition, the Company has strong reporting mechanisms in place, including a written policy that sets forth specific reportable events and a timeline for required notification to the Company’s Board of Directors when a product safety issue occurs. The Board of Directors also receives a report on food safety related issues at each of its meetings.

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

We develop, manufacture, and sell flavors, flavor enhancers, ingredients, extracts, and bionutrients; essential oils; natural ingredients, including dehydrated vegetables and other food ingredients; natural and synthetic food and beverage colors; personal care colors and ingredients; pharmaceutical and nutraceutical excipients and ingredients; and technical colors, specialty colors, and specialty dyes and pigments. We sell these products to customers in industries and markets that are highly competitive. We face intense competition from multiple competitors in each of our business lines. These competitors range from large multinational companies with broad and sophisticated product portfolios and outstanding technological capabilities to smaller more specialized regional companies that focus on a single product line or offering. Our success against these competitors depends upon our ability to continually develop and manufacture safe, high quality, innovative, and legally compliant products across each of our product lines in varying batch sizes, at varying frequencies, and at acceptable prices. We also must provide outstanding product development support, on time delivery, regulatory assistance, and after-sale product support to all of our customers, wherever they are located. If we are unable to do these tasks, or if competitors do any of these tasks better than we do, we may lose part or all of our business with some customers. We do lose business to competitors from time to time. Competition can reduce both our sales and the prices at which we are able to sell our products, or cause us to incur additional costs to remain competitive, which can negatively affect our results.

•
Our business is impacted by adverse developments in economic, political, and capital market conditions, which could negatively affect our financial performance and our ability to grow or sustain the growth of our business.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our businesses and the businesses of our customers and suppliers. Economic downturns, changes in interest rates, lower consumer confidence, decreasing employment levels, price instability, inflation, slowing economic growth, and social and political instability in the industries and/or markets where we compete could negatively affect our financial performance in future periods and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by rising interest rates, global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as in the Middle East, geopolitical tensions, and the strengthening of the U.S. dollar, have adversely impacted, and could continue to adversely impact, our results of operations. Suppliers located in Ukraine are our main source of sunflower oil, which is primarily used in our savory and beverage businesses. We have encountered difficulties, and may continue to encounter difficulties, in finding favorable pricing and reliable alternative sources or substitutes for certain of the raw materials we need (including sunflower oil) for certain products. If these difficulties persist, accelerate, or expand, our operations could be adversely affected. It is also possible that the continuing impacts and uncertainties from the Syrian civil war could adversely impact our supply of crops from Turkey.

Index
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

In addition, the credit markets provide us with liquidity to operate and grow our business beyond the liquidity that our cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital or significantly increase our costs of capital, which may negatively impact our financial condition, results of operations, and cash flows. We have seen our interest expense rise as a result of higher interest rates, and continued high rates may negatively affect our results.

•	A disruption in our manufacturing operations could adversely affect our profitability.

We develop, manufacture, and distribute our products around the world. Generally, our labs and plants are dedicated to particular product lines. For example, many (but by no means all) of our food colors products are developed and manufactured in our St. Louis facility. While we have redundant capabilities across labs and plants for many product lines, in some cases, we only manufacture particular products at one facility. To establish a new manufacturing capability at a plant could require substantial time, money, and numerous governmental and customer approvals. Additionally, because of the complexity and highly specialized nature of many of the products we produce, and the highly customized equipment used to produce such products, it would require a tremendous amount of technical, engineering, and management time and effort to establish the new capability. Manufacturing involves inherent risks such as significant equipment malfunctions, industrial accidents, environmental events, labor disputes, labor shortages, product quality control issues, safety issues, licensing, and regulatory compliance requirements, as well as natural disasters, conflicts, terrorist acts, civil unrest, ERP software issues, cyber-attacks, and other events that we cannot control. For example, our Natural Ingredients business incurred additional costs as a result of equipment inefficiencies in 2024, which we anticipate to be resolved in 2025; however, if these inefficiencies are not remediated properly, we may continue to incur additional costs in our business. If one of our development or manufacturing facilities is disrupted or impaired, we could cause a supply disruption to our customers, which could cause short and long-term damage to our customer relationships and a reduction in our revenue and an increase in our costs. Such disruption would have an adverse effect on our financial performance and future growth.

•	Intense competition among our customers and their competitors may result in reduced sales and profitability for our customers and us.

Generally, we do not sell products directly to consumers. The customers to whom we sell our products incorporate our products into their own products. Our customers face intense competition. This competitive pressure has caused some of our customers to change or reduce ordering patterns, to resist price increases, to discontinue or reduce existing product offerings, and to introduce fewer new products and reduce or eliminate traditional limited time offerings. Some of our large, multinational customers may increasingly become vertically integrated as a result of cost pressures, supply chain disruptions, or other reasons. We would lose business to the extent any of our customers are able to produce the products that we otherwise supply them. Additionally, the commercial outlets for many of our customers are also under intense competitive or political pressure, which has caused many such commercial outlets to be resistant to price increases from their suppliers. Ultimately, our ability to sell our products to customers depends upon our customers’ ability to succeed against their competitors and to respond effectively to the demands of their own customers, including pressure to reduce prices. When our customers do not successfully compete, as happens from time to time, it can impact our sales and the prices at which we sell our products, which can negatively affect our results.

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

The Company has manufacturing facilities located around the world. The Company sells to customers located both inside and outside the countries in which products are manufactured. The Company also depends upon suppliers both inside and outside the countries in which products are manufactured. Tariffs and other trade barriers imposed by the U.S. or other countries have affected and could continue to adversely affect our manufacturing costs, our ability to source and import raw materials, our ability to export our products to other markets, and our ability to compete successfully against other companies that are not impacted by tariffs to the same extent as the Company. Additionally, the uncertainties created by tariffs and other trade barriers have also affected and could continue to affect our customers’ demand for our products because, for example, the customers decide to delay product launches or destock inventory due to these uncertainties. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and the Company’s efforts to reduce the effects of tariffs through pricing and other measures may not be effective. For example, the Trump administration has expressed an intent to use tariffs, or the threat of tariffs, to further national policy goals. Tariffs and turmoil in international trade agreements could reduce demand for products and services, increase costs, reduce profitability, or adversely impact our supply chains, which may adversely impact our business. In some cases, our products, such as U.S. grown garlic and onion, benefit from tariffs levied against foreign products. If these beneficial tariffs were reduced or eliminated, it could adversely affect these businesses; on the other hand, if these tariffs were increased, these businesses might benefit, but our broader business and financial condition could still be adversely impacted by increases in tariffs and restrictions on trade.

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

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, personal care ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies (including, for example, off-label prescription drug use for weight loss that could change consumer consumption patterns and regulatory restrictions or bans on synthetic food colors) that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies (including advancements such as artificial intelligence and machine learning, which may become critical in understanding consumer preferences in the future), and price demands, our results could be adversely affected. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. Since the beginning of the COVID-19 pandemic, we have seen a reduction in the size of new product launches and fewer limited time offerings from some of our customers. Even after the pandemic receded, this trend has continued to a degree. Any of these actions by our customers can adversely affect our results. Furthermore, effective in 2027, the Food and Drug Administration banned the use of Red 3 in food and beverages, and California passed a ban on the use of synthetic food colorants in school lunches. Numerous other states also have various legislative proposals to ban or restrict the use of synthetic colors. In addition, the Trump administration has expressed an interest in re-examining the use of synthetic food colorants. While we have a broad portfolio of natural color and applications capabilities that enable us to offer alternatives and replacements for synthetic colors to customers, it is possible that such laws could reduce our revenue if our customers find alternative suppliers or remove color from their products.

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

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical products, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, the risks associated with agriculture, such as reduced crop yields, reduced crop availability, water shortages, increased water costs, reduced access to water, droughts, and other potentially more severe weather events, are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to the increased costs. Additionally, government regulatory action against any of our suppliers or particular raw materials could also cause a supply disruption. We have, in the past, dealt with regulators shutting down and excluding from the market suppliers that provided the Company with raw materials. For example, in the recent past, the Chinese government has shut down a chemical park for pollution mitigation. This adversely impacted the supply of raw materials for the affected products and, therefore, impacted our ability to produce products containing these raw materials. Additionally, our yields from harvests for onion were adversely impacted by both drought and flooding in 2022-23 and by plant diseases, including downy mildew in certain growing areas, in 2024, resulting in reduced availability of onion products for our Natural Ingredients business in recent prior years. We increased the amount of onion and garlic planted in 2024, but there is no certainty that we will achieve greater yields or, if we do increase our yields, that there will be a market for such products. Any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

•	We may not be able to manage inventory as effectively as anticipated, which may adversely impact our performance.

Efficient inventory management is essential to our performance. We must maintain appropriate inventory levels and product mix to meet customer demand, without incurring costs related to storing and holding excess inventory. If our inventory management decisions do not accurately predict demand or otherwise result in excess inventory, as has happened in the past, our financial results may be adversely impacted by markdowns, impairment charges, or other costs related to disposal of excess or obsolete inventory. For example, the shelf-life for natural products is generally shorter than synthetic products, so if the demand for natural products slows, it becomes more likely that any excess inventory could need to be written off or subject to markdowns and would have an adverse impact on our revenue and profitability. Additionally, if we do not maintain enough inventory to satisfy the demand of our customers, we may lose business to our competitors, which could adversely affect our results. Conversely, at the end of 2022 and continuing through 2023, our financial performance was adversely impacted by customer destocking that resulted from our customers holding large quantities of inventory during the COVID-19 pandemic and then returning to normalized levels. Any future inability to manage our inventory, however caused, could negatively affect our operations and thus adversely affect our results.

•	Raw material, energy, labor, and transportation cost volatility may reduce our profitability.

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

Index
We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events (such as the Russia-Ukraine and Middle Eastern conflicts and related disruptions in the Red Sea and Arabian Sea discussed above), and changes in governmental regulations, particularly related to carbon reduction. Commodity, transportation, and energy price increases will raise both our raw material costs and operating costs. Additionally, as many areas move away from using carbon-based sources of energy, we would initially anticipate increases in the cost of energy generated from renewable energy sources as well as potential reliability and continuity issues related to electrical power generation, distribution, and supply. While the long-term environmental impact of these moves is favorable, the shorter and medium-term impact in increased energy prices could adversely affect our profitability.

•
The financial condition of our customers may adversely affect their ability to buy products from us at current levels, to accept price increases, or to pay for products that they have already purchased.

As mentioned above, our customers are under intense pressure in their markets from competitors and their end customers and as a result of changing consumer preferences. Historically, these combined pressures have resulted in some of the Company’s customers entering bankruptcy or receivership. There is risk that other customers of the Company could enter bankruptcy or receivership in the near-term as several smaller customers did in 2024. Once in bankruptcy or receivership, these customers are restricted from paying certain outstanding invoices to the Company until later in the bankruptcy process and even when able to pay, may not be able to pay the full amounts owed. Additionally, certain payments made to us prior to a customer declaring for bankruptcy may be, and have been, subject to clawback during the bankruptcy or receivership process. Financially distressed customers may change or reduce ordering patterns, reduce willingness to accept price increases, discontinue or reduce existing product offerings, and introduce fewer new products. Those developments could adversely affect our results.

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

In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations, employment regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China may affect the availability and cost of our raw materials and products originating in China, the demand for, as well as the supply of, our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products.

Index
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

Stakeholder and regulatory focus on ESG matters requires us to continuously monitor various developing standards and reporting requirements and make continuous progress in our efforts to reduce our, as well as our suppliers’, energy consumption, greenhouse gas emissions, water usage, and waste generation. Implementing such monitoring, reporting, and improved sustainability could be costly. Even where we make progress, our ESG practices still may not meet the standards of all of our stakeholders. For example, many of our large, global customers are committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to achieve these reductions, or make similar commitments, our customers may seek out alternative suppliers who are better able to support such reductions. Certain of our customers have also indicated that they will require that their suppliers meet a certain score or grade on one or more sustainability platforms. If we are unable to meet such criteria, we may be unable to win new business or lose existing business with those customers. We are also experiencing certain of our customers requesting that we undertake specific sustainability initiatives, some of which may impose significant costs on the Company. If we fail to undertake such initiatives, we may lose business with those customers or, if we do undertake such initiatives and are unable to pass on the additional costs, our profitability could be adversely impacted. In addition, some of our customers and other stakeholders are requiring us to provide information on our plans relating to certain ESG matters, such as greenhouse gas emissions (including carbon scores for particular products we supply), and we expect this trend to continue as more regulations are being adopted. If we are unable to respond, or we are perceived to be responding inadequately, to the expectations of our stakeholders, our business and reputation could be harmed, our profit and revenue could decline, and it could have a negative impact on the trading price of our common stock.

In addition, the increased focus on ESG matters may result, and has already resulted, in regulations, laws, and demands, such as enhanced sustainability reporting regimes, which could cause us, and has already caused us, to incur additional costs or to make changes to our operations to comply with any such regulations, laws, or demands. We are also likely to incur additional third-party service provider costs, including sustainability platform fees, audit costs, and other service fees from sustainability professionals in order to remain compliant with newly enacted regulations, laws, and demands, including the European Union Corporate Sustainability Reporting Directive and California SB 253 and SB 261, as amended by SB 219. If we are unable to pass on these costs, our profit could decline. Further, our customers and the markets we serve may impose standards, regulations, market-based policies, or preferences that we may not be able to timely meet due to the required level of capital investment or technological advancement, which in the case of the availability of sustainable energy to support our operations is generally outside our control. If we fail to keep up with changing regulations and preferences, or if we fail to innovate or operate in ways that maximize sustainability, our customers may choose more sustainable suppliers. Failing to quickly and cost-efficiently adapt to stakeholder ESG expectations and standards could adversely affect our business and financial condition. Additionally, consumers who buy food and personal care products from our customers may be unwilling to pay the higher prices that could result from the increased costs of products as a result of the increased costs engendered by these sustainability efforts, which could adversely affect our business and financial condition.

Increasingly, different stakeholder groups have divergent views on sustainability matters (including certain “anti-ESG” sentiment), which increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage sustainability-related expectations across all of our stakeholders, and in compliance with potentially conflicting and rapidly evolving regulations, it could adversely impact our reputation and our business.

•	World events and natural disasters are beyond our control and could affect our results.

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, severe weather (including droughts and flooding), epidemics, pandemics, or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. Our natural colors, flavors, extracts, and essential oils businesses are dependent on favorable climatic conditions and the non-occurrence of natural disasters. Adverse weather events could impact our or our growers’ ability to plant, grow, and harvest crops, and such events could also increase the presence of disease and pests on such crops, which may negatively affect our ability to supply certain products. For example, our Natural Ingredients business has significant operations in California, which has been dealing with drought conditions, flooding, plant diseases, and water supply issues, which such issues had negatively impacted certain of our yields from onion harvests in prior years as discussed above. In the event that there is an insufficient supply of water for our operations or the operations of the growers that we contract with, our Natural Ingredients business may be materially impacted and could have an adverse effect on our results in future periods. While we make efforts to diversify where we grow products, these efforts may be insufficient to mitigate all adverse effects. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product, and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

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

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, personal care, other consumer products, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. In addition, individual states may also enact regulations prohibiting or limiting the manufacturing and/or sale of goods containing certain of our products (such as the FDA ban on Red 3 and the California School Food Safety Act’s prohibition on the use of synthetic food colors in school lunches after December 31, 2027), which could cause a decrease in our sales of such products and negatively impact our results of operations. We, our suppliers, and our customers are subject to similar governmental regulation and oversight abroad. Compliance with these laws and regulations can be complex and costly and affect our, our suppliers’, and our customers’ operations. Also, if we, our suppliers, or our customers fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil and criminal remedies, fines, recalls of products, and private civil lawsuits. Regulatory action against a supplier or customer can create risk for us and negatively affect our operations. As discussed above, actions by regulatory agencies against us and our suppliers can also adversely impact the availability of raw materials. Whenever raw materials become more costly or unavailable due to legal, regulatory, or other governmental actions, our profitability could be adversely impacted.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in liabilities for uncertain tax positions; the costs of repatriations; or changes in tax laws or their interpretation. Any of these changes could negatively impact our results. In addition, the Organisation for Economic Co-operation and Development published a statement updating and finalizing the key components of a two-pillar plan on global tax reform that has now been agreed upon by the majority of OECD members. Pillar Two imposes a global minimum corporate tax rate of 15%. A number of countries enacted legislation to implement the core elements of Pillar Two in fiscal year 2024. Other countries, including the United States and China, have not yet adopted the framework. When and how this framework is adopted or enacted by the various countries in which we do business that have not yet adopted the framework could increase tax complexity and uncertainty and may adversely affect our results of operations. We are continuing to evaluate the impact on future periods of Pillar Two, including legislative updates and adoption by additional countries, which could result in an increase in our effective tax rate.

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

Additionally, many of our key personnel must have access to the Company’s trade secrets to effectively perform their job responsibilities. Although we seek to impose confidentiality, non-solicitation, loyalty, and non-competition obligations on many employees through agreements and our Code of Conduct, these efforts may not be successful. Furthermore, litigation to enforce departing employees’ legal obligations may not be, and has not always been, successful as the legal systems in many jurisdictions disfavor or prohibit restrictions on an employee’s right to change jobs as well as on preemptive measures to prevent the disclosure of a company’s trade secrets and intellectual property before it occurs. It may become more difficult to obtain and enforce non-competition agreements in the future, as there are various federal and state efforts ongoing in the U.S. that would prohibit or limit them. As a result, there is a possibility that certain competitors could attempt to exploit the Company’s trade secrets and confidential information to the Company’s competitive detriment, which could adversely impact our profitability. Additionally, proving the theft of trade secrets in the food ingredient industry is exceedingly difficult.

Index
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

In addition, strategic transactions may present operational, financial, and managerial challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities that may not be discovered before an acquisition or fully reflected in the price we pay, and potential disputes with the buyers or sellers. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. For example, we acquired an extraction company named Mazza in 2018. Because Mazza’s extraction process proved to not be economically viable, we elected to close the former Mazza plant as part of our Portfolio Optimization Plan, while retaining the intellectual property for future use in the event it does become economically viable. Divestitures have inherent risks, including potential post-closing liabilities and claims for indemnification, that may impact our ability to fully realize the anticipated benefits of a given divestiture. If any additional post-closing risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

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

We protect our intellectual property rights as trade secrets, through patents, under confidentiality agreements, and through internal and external physical and cyber-security policies and systems. We could incur significant costs in asserting our intellectual property rights or defending ourselves from third party intellectual property claims. The laws of some of the countries in which we operate do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to obtain or adequately protect our intellectual property rights (including in response to developments in artificial intelligence technologies), or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could have a material adverse impact on our business, financial condition, and results of operations. In addition, if other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we infringed their intellectual property rights, it could have an adverse impact on our business.

•
Our ability to successfully maintain and upgrade our information technology systems, and to respond effectively to failures, disruptions, compromises, or breaches of our information technology systems, may adversely affect our competitiveness and profitability.

Our success depends in part on our ability to maintain current information technology platforms, including some managed by third-party providers, for our businesses to operate effectively, reliably, and securely. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations. If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems to protect our vital information as well as our facilities and IT systems, our competitiveness and profits could decrease. In addition, as artificial intelligence capabilities and other new and evolving technologies improve and gain widespread use, the cybersecurity threats we face and incidents we experience from time to time may become even more challenging to prevent, detect, and mitigate to the extent they increasingly use artificial intelligence or other new and evolving technologies. These attacks could be designed to directly attack information systems with increased speed and/or efficiency or create more effective phishing techniques. It is also possible for a threat to be introduced as a result of our customers and third-party providers using the output of an artificial intelligence tool or other new and evolving technologies that includes a threat, such as introducing malicious code by incorporating artificial intelligence-generated source code.

Index
Because of the nature of our business, and the importance of our proprietary information and manufacturing facilities, we face threats and experience cybersecurity incidents and attempts from time to time, not only from hackers that are intent on theft and disruption, but also from malicious insiders that may attempt to steal Company information or negligent employees. Furthermore, our and our third-party providers’ information technology systems are susceptible to failures, disruptions, breaches, ransomware, theft, employee carelessness in the face of social engineering and phishing threats and attacks, and other similar cybersecurity events. We and third parties we utilize as vendors to support our business and operations have experienced such attacks in the past and while there has been no material impact on our business to date, any such attacks in the future could have an adverse impact on our business. The impact of any such event and the effectiveness of our response thereto may adversely affect our operations and subject us to lost business opportunities, increased operating costs, regulatory consequences, and reputational harm. While we take substantial steps to protect our information and systems through cyber security systems, monitoring, auditing, and training, these efforts are not always successful. And, while we maintain liability insurance against these risks, coverage may be unavailable or incomplete.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer, our Director of Information Security, and our Director of Infrastructure. These individuals collectively have over 88 years of prior work experience in various roles in the information security field, including managing and implementing effective information technology and cybersecurity programs, as well as relevant degrees and certifications, including a Certified Information Systems Security Professional certification. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Chief Information Officer reports to the entire Board about cybersecurity threat risks, among other cybersecurity matters, at least twice annually or more frequently as circumstances may require.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Extracts Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2024, the locations of our production properties by reportable segment are as follows:

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

Index
Item 3.	Legal Proceedings.

See Part II, Item 8, Note 16, Commitments and Contingencies, of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosure.

Not applicable.

Information About Our Executive Officers

The executive officers of the Company and their ages as of February 19, 2025 are as follows:

Name	Age	Position
Paul Manning	50	Chairman, President, and Chief Executive Officer
Amy M. Agallar	47	Vice President, Investor Relations, Global Procurement, and Treasurer
Michael C. Geraghty	63	President, Color Group
Thierry Hoang	44	Vice President, Asia Pacific Group
Amy Schmidt Jones	55	Vice President, Human Resources and Senior Counsel
John J. Manning	56	Senior Vice President, General Counsel, and Secretary
Steve Morris	61	President, Flavors & Extracts Group
Tobin Tornehl	51	Vice President and Chief Financial Officer
Adam Vanderleest	42	Vice President, Controller, and Chief Accounting Officer

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows:

•	Mr. Morris has held his present office since January 1, 2024, and previously served as General Manager, Sweet and Beverage Flavors North America (August 2017 – December 2023).
•	Mr. Tornehl has held his present office since July 1, 2024, and previously served as Vice President, Controller, and Chief Accounting Officer (November 2018 – June 2024).
•	Mr. Vanderleest has held his present office since July 1, 2024, and previously served as Group Controller, Color Group (April 2021 – June 2024).

Mr. Paul Manning (Chairman, President, and Chief Executive Officer) and Mr. John J. Manning (Senior Vice President, General Counsel, and Secretary) are brothers.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The number of shareholders of record of the Company’s common stock on February 13, 2025 was 1,837.

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. During fiscal 2024, the Company paid aggregate cash dividends of $1.64 per share to our shareholders, and the Company most recently declared a dividend of $0.41 per share payable on March 3, 2025 to shareholders of record on February 4, 2025. The timing, declaration, and payment of future dividends to holders of the Company’s common stock will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of the Company’s businesses, industry practice, and any other relevant factors.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2024, 1,267,019 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during 2024. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2024, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2019, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance. The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Sensient Technologies Corporation	$100	$115	$159	$118	$109	$121
S&P Midcap Specialty Chemicals Index	100	108	128	114	127	125
S&P Midcap Food Products Index	100	110	128	125	115	121
S&P 500 Index	100	118	152	125	157	197
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Item 6.	[Reserved]

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, which is incorporated herein by reference.

OVERVIEW

Sensient Technologies Corporation (the Company or Sensient) is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are both managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, share-based compensation, restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs are included in the “Corporate & Other” category.

The Company’s diluted earnings per share were $2.94 in 2024 and $2.21 in 2023. 2024 results were negatively impacted by $6.6 million ($2.5 million after tax, $0.06 per share) of Portfolio Optimization Plan costs. 2023 results were negatively impacted by $27.8 million ($27.4 million after tax, $0.65 per share) of Portfolio Optimization Plan costs. Adjusted diluted earnings per share, which exclude the Portfolio Optimization Plan costs, were $3.00 in 2024 and $2.86 in 2023 (see discussion below regarding non-GAAP financial measures).

Additional information on the results is included below.

RESULTS OF OPERATIONS
2024 vs. 2023

Revenue
Sensient’s revenue was approximately $1.6 billion and $1.5 billion in 2024 and 2023, respectively.

Gross Profit
The Company’s gross margin was 32.6% in 2024 and 31.6% in 2023. The increase in gross margin was primarily due to higher volumes and selling prices, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.3% in 2024 and 21.0% in 2023. Selling and administrative expenses in 2024 and 2023 were increased by Portfolio Optimization Plan costs totaling $5.3 million and $24.7 million, respectively. Selling and administrative expense as a percent of revenue increased by approximately 40 basis points and 170 basis points in 2024 and 2023, respectively, as a result of these costs. See Portfolio Optimization Plan below for further information.

Selling and administrative expenses as a percent of revenue was further impacted by higher performance-based compensation costs in 2024.

Operating Income
Operating income was $191.6 million in 2024 and $155.0 million in 2023. Operating margins were 12.3% in 2024 and 10.6% in 2023. Portfolio Optimization Plan costs decreased operating margins by approximately 40 basis points and 200 basis points in 2024 and 2023, respectively.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $28.8 million in 2024 and $25.2 million in 2023. The increase in expense was primarily due to an increase in the average interest rate.

Index
Income Taxes
The effective income tax rate was 23.4% in 2024 and 28.1% in 2023. The effective tax rates in both 2024 and 2023 were impacted by the release of valuation allowances related to net operating losses, changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, the mix of foreign earnings, and the limited tax deductibility of costs related to the Portfolio Optimization Plan. The effective tax rate in 2023 was further impacted by the release of a valuation allowance related to the foreign tax credit carryover. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

	2024	2023
Rate before Portfolio Optimization Plan and discrete items	25.2%	25.5%
Portfolio Optimization Plan impact	0.3%	4.7%
Discrete items	(2.1%)	(2.1%)
Reported effective tax rate	23.4%	28.1%

The 2025 effective income tax rate is estimated to be between 24% and 26%.

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

See Note 15, Portfolio Optimization Plan, in the Notes to Consolidated Financial Statements included in this report for additional information.

NON-GAAP FINANCIAL MEASURES

Within the following tables, the Company reports certain non-GAAP financial measures, including: (1) adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share, which exclude restructuring and other costs, including the Portfolio Optimization Plan costs, (2) percentage changes in revenue, operating income, and diluted earnings per share on an adjusted local currency basis, which eliminate the effects that result from translating its international operations into U.S. dollars and restructuring and other costs, including the Portfolio Optimization Plan costs, and (3) adjusted EBITDA, which excludes restructuring and other costs, including the Portfolio Optimization Plan costs, and non-cash share based compensation expense.

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

Index
	Twelve Months Ended December 31,
(In thousands except per share amounts)	2024	2023	% Change
Operating Income (GAAP)	$191,579	$155,023	23.6%
Portfolio Optimization Plan costs – Cost of products sold	1,362	3,135
Portfolio Optimization Plan costs – Selling and administrative expenses	5,269	24,706
Adjusted operating income	$198,210	$182,864	8.4%

Net Earnings (GAAP)	$124,666	$93,394	33.5%
Portfolio Optimization Plan costs, before tax	6,631	27,841
Tax impact of Portfolio Optimization Plan costs(1)	(4,156)	(415)
Adjusted net earnings	$127,141	$120,820	5.2%

Diluted Earnings Per Share (GAAP)	$2.94	$2.21	33.0%
Portfolio Optimization Plan costs, net of tax	0.06	0.65
Adjusted diluted earnings per share	$3.00	$2.86	4.9%

Operating Income (GAAP)	$191,579	$155,023	23.6%
Depreciation and amortization	60,329	57,820
Share-based compensation expense	10,084	8,933
Portfolio Optimization Plan costs, before tax	6,631	27,841
Adjusted EBITDA	$268,623	$249,617	7.6%

(1) Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Portfolio Optimization Plan costs are discussed under “Portfolio Optimization Plan” above and Note 15, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change in the 2024 results compared to the 2023 results in the respective financial measures.

	Twelve Months Ended December 31, 2024
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	7.1%	0.0%	N/A	7.1%
Color	6.6%	(0.7%)	N/A	7.3%
Asia Pacific	11.2%	(1.8%)	N/A	13.0%
Total Revenue	6.9%	(0.5%)	N/A	7.4%

Operating Income
Flavors & Extracts	10.6%	(0.2%)	0.0%	10.8%
Color	13.4%	(0.8%)	0.0%	14.2%
Asia Pacific	11.9%	(2.2%)	0.0%	14.1%
Corporate & Other	(13.7%)	0.0%	(42.4%)	28.7%
Total Operating Income	23.6%	(1.0%)	15.3%	9.3%
Diluted Earnings per Share	33.0%	(1.4%)	28.5%	5.9%
Adjusted EBITDA	7.6%	(0.7%)	N/A	8.3%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

Note:	Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before any applicable share-based compensation, acquisition, restructuring and other costs, including the Portfolio Optimization Plan costs, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, as summarized in Part II, Item 8, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $793.7 million in 2024 and $741.1 million in 2023, an increase of approximately 7%. The higher segment revenue was a result of higher revenue in Natural Ingredients and Flavors, Extracts & Flavor Ingredients due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue.

Flavors & Extracts segment operating income was $97.1 million in 2024 and $87.8 million in 2023, an increase of approximately 11%. Foreign exchange rates had an immaterial impact on segment operating income. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Natural Ingredients. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to lower raw material costs, higher selling prices, higher volumes, and a favorable product mix. The lower operating income in Natural Ingredients was primarily due to higher raw material costs, partially offset by higher volumes and selling prices. Segment operating income as a percent of revenue was 12.2% and 11.8% for 2024 and 2023, respectively.

Color
Segment revenue for the Color segment was $647.9 million in 2024 and $608.0 million in 2023, an increase of approximately 7%. The higher segment revenue was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 1%.

Segment operating income for the Color segment was $119.5 million in 2024 and $105.4 million in 2023, an increase of approximately 13%. The higher segment operating income was a result of higher operating income in Personal Care and Food & Pharmaceutical Colors. The higher operating income in Personal Care was primarily due to higher volumes and selling prices and a favorable product mix. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher volumes and selling prices and a favorable product mix, partially offset by higher raw material and manufacturing and other costs. These increases were partially offset by the unfavorable impact of foreign exchange rates, which decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 18.4% and 17.3% for 2024 and 2023, respectively.

Asia Pacific
Segment revenue for the Asia Pacific segment was $162.5 million and $146.1 million for 2024 and 2023, respectively, an increase of approximately 11%. Segment revenue was higher than the prior year primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates, which decreased segment revenue by approximately 2%.

Segment operating income for the Asia Pacific segment was $34.5 million in 2024 and $30.8 million in 2023, an increase of approximately 12%. The increase in segment operating income was a result of higher volumes and selling prices, partially offset by higher raw material and manufacturing and other costs and the unfavorable impact of foreign exchange rates, which decreased segment operating income by approximately 2%. Segment operating income as a percent of revenue was 21.2% in 2024 and 21.1% in 2023.

Corporate & Other
The Corporate & Other operating loss was $59.5 million in 2024 and $68.9 million in 2023. The lower operating loss was primarily a result of lower Portfolio Optimization Plan costs, partially offset by higher performance-based compensation costs in 2024. See the Portfolio Optimization Plan section above for further information.

LIQUIDITY AND FINANCIAL POSITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2024. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2025 through 2029, with approximately $56 million coming due in 2025. The Company believes that it has the ability to refinance or repay all of its obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity of approximately $257 million under the Company’s revolving credit facility, which matures in 2026.

Index
As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations in 2024. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2024, 1,732,981 shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time. There were no shares of Company stock repurchased in 2024 or 2023.

Cash Flows from Operating Activities
Net cash provided by operating activities was $157.2 million and $169.7 million in 2024 and 2023, respectively. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, and shareholder dividends. The decrease in net cash provided by operating activities in 2024 was primarily due to a decrease in the cash provided by accounts receivable, partially offset by a decrease in cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2024 compared to 2023.

Cash Flows from Investing Activities
Net cash used in investing activities was $59.2 million and $87.6 million in 2024 and 2023, respectively. Capital expenditures were $59.2 million in 2024 and $87.9 million in 2023. The Company paid $1.7 million in 2023 related to a purchase price holdback associated with the acquisition of Endemix Doğal Maddeler A.Ş. and Teknoloji Yatırımları ve Danışmanlık Sanayi ve Ticaret A.Ş.

Cash Flows from Financing Activities
Net cash used in financing activities was $81.5 million and $82.0 million in 2024 and 2023, respectively. The Company had a net decrease in debt of $7.8 million and $3.5 million in 2024 and 2023, respectively. For the purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company has paid uninterrupted quarterly cash dividends since commencing public trading of its stock in 1962. Dividends paid per share were $1.64 in 2024 and 2023. Total dividends paid were $69.4 million and $69.2 million in 2024 and 2023, respectively.

CRITICAL ACCOUNTING ESTIMATES

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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2024. In conducting its annual test for impairment, the Company performed a qualitative assessment of its previously calculated fair values for each of its reporting units. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were above their respective net book values by at least 75%. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

Index
Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2024, the Company recorded gross deferred tax assets of $112.3 million with an associated valuation allowance of $29.7 million. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

The Company’s inventories contain a variety of inventory types with varying characteristics that would impact potential inventory obsolescence. The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow-moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. The Company recorded non-cash charges of $0.7 million and $3.1 million in 2024 and 2023, respectively, in Cost of Products Sold related to the Portfolio Optimization Plan. The non-cash charges in 2024 were primarily related to trial production runs that did not meet quality specifications and thus were disposed of, and the non-cash charges in 2023 reduced the carrying value of certain inventories, as they were determined to be excess. While significant judgment is involved in determining the net realizable value of certain inventories with shorter expirations, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

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

NEW PRONOUNCEMENTS

Refer to the “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” section within Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in this report for additional details.

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

Index
Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was a liability of $0.8 million and an asset of $1.0 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $2.1 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros and British Pounds. These non-derivative debt instruments act as partial hedges of the Company’s Euro and British Pound net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $1.1 million at December 31, 2024. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Europe. At December 31, 2024, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be $1.0 million.

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

Index
Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(In thousands except per share amounts)	2024	2023	2022
Revenue	$1,557,228	$1,456,450	$1,437,039
Cost of products sold	1,050,135	996,153	947,928
Selling and administrative expenses	315,514	305,274	292,360
Operating income	191,579	155,023	196,751
Interest expense	28,781	25,172	14,547
Earnings before income taxes	162,798	129,851	182,204
Income taxes	38,132	36,457	41,317
Net earnings	$124,666	$93,394	$140,887

Earnings per common share:
Basic	$2.96	$2.22	$3.36
Diluted	$2.94	$2.21	$3.34

Weighted average number of common shares outstanding:
Basic	42,145	42,027	41,888
Diluted	42,396	42,242	42,213

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net earnings	$124,666	$93,394	$140,887
Cash flow hedges adjustment, net of tax expense (benefit) of $256, $(984), and $(471), respectively	(1,307)	1,596	(805)
Pension adjustment, net of tax benefit of $(88), $(72), and $(462), respectively	(269)	(287)	(1,439)
Foreign currency translation on net investment hedges	17,996	(11,378)	19,340
Tax effect of current year activity on net investment hedges	(4,470)	2,826	(4,804)
Foreign currency translation on long-term intercompany loans	12,026	(1,813)	(2,468)
Tax effect of current year activity on long-term intercompany loans	(4,430)	1,820	(2,408)
Other foreign currency translation	(74,268)	35,807	(33,476)
Total comprehensive income	$69,944	$121,965	$114,827

See notes to consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share amounts)	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$26,626	$28,934
Trade accounts receivable	290,087	272,164
Inventories	600,302	598,399
Prepaid expenses and other current assets	44,871	37,119
Total current assets	961,886	936,616
Other assets	96,276	94,873
Deferred tax assets	50,387	41,564
Intangible assets, net	11,883	12,112
Goodwill	411,775	424,065
Property, Plant, and Equipment:
Land	32,369	31,901
Buildings	351,171	343,594
Machinery and equipment	804,385	781,789
Construction in progress	43,929	59,091
	1,231,854	1,216,375
Less accumulated depreciation	(740,267)	(711,098)
	491,587	505,277
Total assets	$2,023,794	$2,014,507

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$139,052	$131,114
Accrued salaries, wages, and withholdings from employees	47,470	26,412
Other accrued expenses	52,026	52,024
Income taxes	12,243	13,296
Short-term borrowings	19,848	13,460
Total current liabilities	270,639	236,306
Deferred tax liabilities	14,607	14,260
Other liabilities	39,540	37,817
Accrued employee and retiree benefits	24,499	27,715
Long-term debt	613,523	645,085
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid‑in capital	117,500	115,941
Earnings reinvested in the business	1,782,139	1,726,872
Treasury stock, 11,779,321 and 11,885,398 shares, respectively, at cost	(617,210)	(622,768)
Accumulated other comprehensive loss	(226,839)	(172,117)
	1,060,986	1,053,324
Total liabilities and shareholders’ equity	$2,023,794	$2,014,507

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net earnings	$124,666	$93,394	$140,887
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	60,329	57,820	52,467
Share-based compensation expense	10,084	8,933	16,138
Net (gain) loss on assets	(140)	541	276
Net gain on divestitures and other charges	—	—	(2,532)
Portfolio Optimization Plan costs	1,415	24,089	—
Deferred income taxes	(18,598)	(5,100)	(11,010)
Changes in operating assets and liabilities:
Trade accounts receivable	(29,638)	35,801	(46,086)
Inventories	(18,295)	(28,193)	(159,014)
Prepaid expenses and other assets	(5,407)	5,767	(5,055)
Trade accounts payable and other accrued expenses	8,995	(5,978)	17,489
Accrued salaries, wages, and withholdings from employees	22,518	(17,830)	3,486
Income taxes	(810)	(1,175)	4,422
Other liabilities	2,032	1,628	602
Net cash provided by operating activities	157,151	169,697	12,070

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment	(59,212)	(87,868)	(79,322)
Proceeds from sale of assets	339	156	264
Proceeds from divestiture of businesses	—	—	2,532
Acquisition of new businesses	—	(1,650)	(22,714)
Other investing activities	(336)	1,741	792
Net cash used in investing activities	(59,209)	(87,621)	(98,448)

Cash Flows from Financing Activities
Proceeds from additional borrowings	159,321	351,662	328,597
Debt payments	(167,073)	(355,161)	(171,447)
Dividends paid	(69,399)	(69,222)	(68,915)
Other financing activities	(4,395)	(9,278)	(2,056)
Net cash (used in) provided by financing activities	(81,546)	(81,999)	86,179

Effect of exchange rate changes on cash and cash equivalents	(18,704)	7,936	(4,620)

Net (decrease) increase in cash and cash equivalents	(2,308)	8,013	(4,819)
Cash and cash equivalents at beginning of year	28,934	20,921	25,740

Cash and cash equivalents at end of year	$26,626	$28,934	$20,921

Cash paid during the year for:
Interest	$29,107	$24,443	$14,716
Income taxes	56,744	39,681	48,242
Capitalized interest	1,274	1,984	910

See notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
amounts)	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2021	$5,396	$111,352	$1,630,713	12,107,549	$(634,408)	$(174,628)
Net earnings			140,887
Other comprehensive loss						(26,060)
Cash dividends paid – $1.64 per share			(68,915)
Share-based compensation		16,138
Non-vested stock issued upon vesting		(3,239)		(61,821)	3,239
Benefit plans		560		(11,786)	618
Other		(768)	15	24,831	(1,302)
Balances at December 31, 2022	5,396	124,043	1,702,700	12,058,773	(631,853)	(200,688)
Net earnings			93,394
Other comprehensive income						28,571
Cash dividends paid – $1.64 per share			(69,222)
Share-based compensation		8,933
Non-vested stock issued upon vesting		(14,987)		(286,019)	14,987
Benefit plans		375		(18,172)	952
Other		(2,423)		130,816	(6,854)
Balances at December 31, 2023	5,396	115,941	1,726,872	11,885,398	(622,768)	(172,117)
Net earnings			124,666
Other comprehensive loss						(54,722)
Cash dividends paid – $1.64 per share			(69,399)
Share-based compensation		10,084
Non-vested stock issued upon vesting		(7,838)		(149,579)	7,838
Benefit plans		299		(21,405)	1,122
Other		(986)		64,907	(3,402)
Balances at December 31, 2024	$5,396	$117,500	$1,782,139	11,779,321	$(617,210)	$(226,839)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2024, 2023, and 2022

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, divestiture & other related income, share-based compensation, restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs are included in the “Corporate & Other” category.

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

The Company considers customer purchase orders, which in some cases are governed by master sales or supply agreements, coupled with the Company’s purchase order acceptances, to be the contracts with the customer. For each contract, the Company considers the identified performance obligation to be the promise to transfer products. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment and then determines the net consideration to which the Company expects to be entitled. In addition, the Company assesses the customer’s ability to pay as part of its evaluation of the contract. As the Company’s standard payment terms are less than one year, the Company elected the practical expedient under Accounting Standards Codification (ASC) 606-10-32-18, and determined that its contracts do not have a significant financing component. The Company allocates the transaction price to each distinct product based on the relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company, and the Company has no remaining obligations, which is typically at shipment. In certain locations, primarily outside the United States, product delivery terms may vary. Thus, in such locations, the point at which control of the product transfers to the customer and revenue recognition occurs will vary accordingly.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method. Inventories include finished and in-process products totaling $426.8 million and $437.1 million at December 31, 2024 and 2023, respectively, and raw materials and supplies of $173.5 million and $161.3 million at December 31, 2024 and 2023, respectively.

The Company recorded non-cash charges of $0.7 million and $3.1 million in Cost of Products Sold related to the Portfolio Optimization Plan in 2024 and 2023, respectively. The non-cash charges in 2024 were primarily related to trial production runs that did not meet quality specifications and thus were disposed of, and the charges in 2023 reduced the carrying value of certain inventories, as they were determined to be excess. See Note 15, Portfolio Optimization Plan, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2022, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2024 and 2023, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2024, 2023, or 2022.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 25 years. These assets include technological know-how, customer relationships, patents, trademarks, trade secrets, and non-compete agreements, among others.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s Portfolio Optimization Plan in 2023. See Note 15, Portfolio Optimization Plan, for additional information.

Index
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

Index
Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCI. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2024, 2023, and 2022.

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

The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(In thousands except per share amounts)	2024	2023	2022
Numerator:
Net earnings	$124,666	$93,394	$140,887
Denominator:
Denominator for basic EPS - weighted average common shares	42,145	42,027	41,888
Effect of dilutive securities	251	215	325
Denominator for diluted EPS - diluted weighted average shares outstanding	42,396	42,242	42,213

Earnings per Common Share:
Basic	$2.96	$2.22	$3.36
Diluted	$2.94	$2.21	$3.34

The Company has a share-based compensation plan under which employees may be granted share-based awards in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2024, 2023, and 2022.

All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
Accumulated OCI is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Income, for additional information.

Research and Development
Research and development costs are recorded in Selling and Administrative Expenses in the year they are incurred. Research and development costs were $49.1 million, $48.1 million, and $42.2 million, during the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising
Advertising costs are recorded in Selling and Administrative Expenses as they are incurred. Advertising costs were $2.6 million, $2.5 million, and $1.9 million, during the years ended December 31, 2024, 2023, and 2022, respectively.

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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (CODM). In addition, this ASU requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard in the fourth quarter of 2024 using a retrospective transition method, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require the Company to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

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

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2024 and 2023:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2022	$4,436
Provision for expected credit losses	1,020
Accounts written off	(1,279)
Translation and other activity	196
Balance at December 31, 2023	$4,373
Provision for expected credit losses	1,527
Accounts written off	(596)
Translation and other activity	(281)
Balance at December 31, 2024	$5,023

Index
4. Goodwill and Intangible Assets

At December 31, 2024 and 2023, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2024 and 2023:

		2024		2023
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	11.7	$6,643	$(3,119)	$7,452	$(4,412)
Customer relationships	19.0	9,611	(3,672)	9,689	(3,242)
Patents, trademarks, non-compete agreements, and other	15.6	12,121	(9,701)	12,147	(9,522)
Total finite-lived intangibles	15.8	$28,375	$(16,492)	$29,288	$(17,176)

Amortization of intangible assets was $1.7 million in 2024, $2.3 million in 2023, and $2.0 million in 2022. Estimated amortization expense, for the five years subsequent to December 31, 2024, is $1.7 million in 2025; $1.5 million in 2026; $1.1 million in 2027; $1.0 million in 2028; and $1.0 million in 2029.

The changes in goodwill for the years ended December 31, 2024 and 2023, by reportable business segment, were as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Balance as of December 31, 2022	$100,920	$310,079	$4,716	$415,715
Currency translation impact	2,393	6,102	(145)	8,350
Balance as of December 31, 2023	$103,313	$316,181	$4,571	$424,065
Currency translation impact	(3,070)	(9,001)	(219)	(12,290)
Balance as of December 31, 2024	$100,243	$307,180	$4,352	$411,775

5. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., CPI index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $13.4 million, $11.9 million, and $11.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.

For the years ended December 31, 2024, 2023, and 2022, the Company paid $11.5 million, $10.3 million, and $9.3 million, respectively, in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $9.0 million, for each of the years ended December 31, 2024 and 2023, and $17.2 million, for the year ended December 31, 2022, of right-of-use assets in exchange for operating lease obligations.

Index
The Company included $36.4 million and $36.3 million of right-of-use assets in Other Assets on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. The Company included $28.7 million and $28.0 million of operating lease liabilities in Other Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. The Company included $7.7 million and $8.6 million of operating lease liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

The Company’s weighted average remaining operating lease term was 6.9 years as of December 31, 2024. The Company’s weighted average discount rate for operating leases was 4.20% as of December 31, 2024.

As of December 31, 2024, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)
Year ending December 31,
2025	$9,086
2026	7,323
2027	6,276
2028	4,135
2029	3,562
Thereafter	11,801
Total lease payments	42,183
Less imputed interest	(5,830)
Present value of lease liabilities	$36,353

6. Debt

Long-term Debt
Long-term debt consisted of the following unsecured obligations at December 31:

(In thousands)	2024	2023
3.65% senior notes due May 2024	$-	$27,000
4.19% senior notes due November 2025	25,000	25,000
6.08% senior notes due November 2026	35,000	35,000
6.14% senior notes due November 2027	35,000	35,000
4.94% senior notes due May 2028	75,000	75,000
6.34% senior notes due November 2029	35,000	35,000
1.27% Euro-denominated senior notes due May 2024	-	55,194
1.71% Euro-denominated senior notes due May 2027	41,416	44,155
4.15% Euro-denominated senior notes due May 2028	41,416	44,155
4.62% Euro-denominated senior notes due November 2029	41,416	44,155
2.76% British Pound-denominated notes due November 2025	31,289	31,827
Euro-denominated term loan	77,657	82,790
Revolving Credit Facilities	175,125	111,039
Various other notes	536	117
Total debt	613,855	645,432
Less debt fees	(133)	(230)
Less current portion	(199)	(117)
Total long-term debt	$613,523	$645,085

In May 2023, the Company entered into an agreement to issue $75 million and €40 million in five-year, fixed-rate, senior notes at coupon rates of 4.94% and 4.15%, respectively. The notes were issued in May 2023, and the proceeds were used to repay a portion of existing indebtedness under the Company’s Credit Agreement. The notes will mature in May 2028.

Index
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

In August 2024, the Company amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to extend the termination date from August 2024 to August 2025. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $85 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is the Daily One Month Term SOFR as administered by CME Group Benchmark Administration Limited plus a 10 basis point Term SOFR Adjustment plus an Applicable Margin of 75 basis points. The Company has the intent and ability either to refinance the Secured Loan with available funds from the Company’s existing long-term revolving credit facility or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2024, the amount was fully drawn.

In October 2024, the Company amended its €75 million unsecured term loan agreement (Term Loan) with PNC Bank, N.A (PNC Bank) to extend the termination date from November 2024 to November 2025. The term loan acts as a partial hedge of the Company’s net asset position in Euros. See Note 7, Derivative Instruments and Hedging Activity, for additional information. Borrowings on the Term Loan bear interest at a variable rate, based upon the Eurocurrency Rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. The average interest rate on the Term Loan was 4.96% for the year ended December 31, 2024.

The borrowings under the revolving credit facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 5.46% and 5.74% for the years ended December 31, 2024 and 2023, respectively.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2024, are as follows:

(In thousands)
Year ending December 31,
2025	$218,875
2026	125,308
2027	76,523
2028	116,406
2029	76,411
Total long-term debt maturities	$613,523

The Company had $256.5 million available under the revolving credit facility and $25.5 million available under other lines of credit from several banks at December 31, 2024.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The most restrictive loan covenants require a Leverage Ratio less than 3.5 and an Interest Coverage Ratio greater than 3.0, in each case, as defined in the Company’s Credit Agreement. The Company is in compliance with all of these restrictions at December 31, 2024.

The Company had stand-by and trade letters of credit outstanding of $3.4 million and $6.2 million as of December 31, 2024 and 2023, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(In thousands)	2024	2023
U.S. credit facilities	$18,382	$13,343
Current maturities of long-term debt	199	117
Loans of foreign subsidiaries	1,267	-
Total	$19,848	$13,460

The weighted average interest rates on short-term borrowings were 5.67% and 6.58% at December 31, 2024 and 2023, respectively.

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $70.3 million and $58.4 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period were not material. For the years ended December 31, 2023 and 2022, gains of $2.2 million and $1.0 million, respectively, were reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of December 31, 2024 and 2023, the total value of the Company’s net investment hedges was $295.3 million and $313.3 million, respectively. These net investment hedges include Euro and British Pound denominated long-term debt.  Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCI. The impact of foreign exchange rates on these debt instruments decreased debt by $18.0 million and increased debt by $11.4 million for the years ended December 31, 2024 and 2023, respectively, and are recorded as foreign currency translation in OCI.

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

8. Share-Based Compensation

Prior to 2022, the Company maintained separate stock plans for non-employee directors, the 2012 Non-Employee Directors Stock Plan, and employees, the 2017 Stock Plan, under which directors and employees may be granted non-vested stock that vests over a specific time-period. In April 2017, the shareholders of the Company approved the 2017 Stock Plan authorizing 1.8 million shares for issuance as non-vested stock in the form of restricted stock, restricted stock units, performance stock units, non-qualified stock options, incentive stock options, and stock appreciation rights. In April 2022, the shareholders of the Company approved an Amended and Restated 2017 Stock Plan. The Amended and Restated 2017 Stock Plan incorporates substantially all of the key terms of the Company’s 2012 Non-Employee Directors Stock Plan into the Company’s existing 2017 Stock Plan, creating one omnibus plan covering the Company’s non-employee directors, officers, and key employees. The total number of shares of common stock reserved for issuance under the Amended and Restated 2017 Stock Plan increased by 350 thousand shares (from 1.8 million to 2.15 million in aggregate), plus any cancellations of shares issued under the Amended and Restated 2017 Stock Plan. As of December 31, 2024, there were 0.9 million shares available to issue as non-vested stock under the Company’s Amended and Restated 2017 Stock Plan. The Company may also issue up to 0.2 million shares of stock pursuant to its 1999 Amended and Restated Directors Deferred Compensation Plan.

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

Grants issued to elected officers consist of 60% performance stock unit awards and 40% non-vested restricted stock awards. The performance stock unit awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Starting with the December 2024 grant, grants issued to certain business unit leaders also consist of 60% performance stock unit awards and 40% non-vested restricted stock awards, in each case as described above. Three-year performance that exceeds the stated performance metrics would result in an award up to 150% of the original grant for business unit leaders and up to 200% for elected officers.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant.

The December 2019 and December 2020 performance stock unit awards, which were based on the three-year performance period of January 1, 2020 to December 31, 2022 and January 1, 2021 to December 31, 2023, respectively, exceeded the stated performance metrics, which resulted in an award payout of 200% and 124%, respectively, of the original grant upon vesting in February 2023 and February 2024, respectively.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2021	482	$69.15	$48,271
Granted	168	73.52
Vested	(62)	58.81
Cancelled	(69)	58.62
Outstanding at December 31, 2022	519	73.19	37,883
Granted	201	61.61
Vested, net	(179)	63.02
Cancelled	(5)	72.45
Outstanding at December 31, 2023	536	72.26	35,383
Granted	190	71.79
Vested, net	(115)	79.47
Cancelled	(70)	70.87
Outstanding at December 31, 2024	541	$70.74	$38,517

The total intrinsic values of shares vested during 2024, 2023, and 2022, was $10.1 million, $20.3 million, and $5.1 million, respectively.

As of December 31, 2024, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $22.1 million, which will be amortized over the weighted average remaining service period of 2.3 years.

Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Earnings was $10.1 million, $8.9 million, and $16.1 million in 2024, 2023, and 2022, respectively. The Company also recognized tax related benefits of $1.0 million, $1.1 million, and $1.2 million in 2024, 2023, and 2022, respectively.

9. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $8.0 million in 2024, $8.2 million in 2023, and $7.8 million in 2022.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(In thousands)	2024	2023
Benefit obligation at beginning of year	$36,413	$32,367
Service cost	1,736	1,741
Interest cost	1,839	1,886
Foreign currency exchange rate changes	(979)	999
Benefits paid	(5,266)	(2,737)
Actuarial (gain) loss	(2,856)	2,157
Benefit obligation at end of year	30,887	36,413
Plan assets at beginning of year	21,270	19,929
Company contributions	4,192	1,598
Foreign currency exchange rate changes	(544)	920
Benefits paid	(5,266)	(2,737)
Actual (loss) gain on plan assets	(680)	1,560
Plan assets at end of year	18,972	21,270
Funded status	$(11,915)	$(15,143)
Accumulated benefit obligation	$29,480	$34,786

Amounts recognized in the Consolidated Balance Sheets at December 31:

(In thousands)	2024	2023
Accrued employee and retiree benefits	$(15,882)	$(19,165)
Other accrued expenses	(693)	(726)
Other assets	4,660	4,748
Net liability	$(11,915)	$(15,143)

Components of annual benefit cost:

(In thousands)	2024	2023	2022
Service cost	$1,736	$1,741	$1,622
Interest cost	1,839	1,886	953
Expected return on plan assets	(1,237)	(1,007)	(785)
Recognized actuarial (gain) loss	(359)	(656)	32
Settlement income	(610)	-	-
Defined benefit expense	$1,369	$1,964	$1,822

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings.

Weighted average liability assumptions as of December 31:

	2024	2023
Discount rate	5.83%	5.15%
Expected return on plan assets	5.71%	4.91%
Rate of compensation increase	1.17%	1.14%

Index
Weighted average cost assumptions for the year ended December 31:

	2024	2023	2022
Discount rate	5.15%	5.12%	2.35%
Expected return on plan assets	4.91%	4.89%	2.54%
Rate of compensation increase	1.14%	0.90%	1.02%

The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2024, which include employees’ expected future service, are as follows: 2025, $2.2 million; 2026, $6.4 million; 2027, $2.2 million; 2028, $2.2 million; 2029, $2.5 million; and $25.7 million in total for the years 2030 through 2034.

The Company expects to contribute $0.8 million to defined benefit plans in 2025.

Amounts in accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2024	2023
Unrecognized net actuarial loss	$2,996	$2,936
Prior service cost	146	155
Total before tax effects	$3,142	$3,091

The pension adjustments, net of tax, recognized in OCI, were as follows:

(In thousands)	2024	2023	2022
Net actuarial gain (loss) arising during the period	$665	$192	$(1,466)
Amortization of actuarial (gain) loss, included in defined benefit expense	(934)	(479)	27
Pension adjustment, net of tax	$(269)	$(287)	$(1,439)

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2024 and 2023:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2024 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2023 Using Fair Value Hierarchy
(In thousands)	2024	Level 1	Level 2	Level 3	2023	Level 1	Level 2	Level 3
Equity Funds
Domestic	$5,496	$5,496	$—	$—	$5,623	$5,623	$—	$—
International	28	—	28	—	47	—	47	—
International Fixed Income Funds	13,116	1,655	11,461	—	14,486	1,574	12,912	—
Other investments	332	321	11	—	1,114	1,097	17	—
Total assets at fair value	$18,972	$7,472	$11,500	$—	$21,270	$8,294	$12,976	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
10. Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI for 2024, 2023, and 2022:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2021	$206	$(353)	$(174,481)	$(174,628)
Other comprehensive income (loss) before reclassifications	215	(1,466)	(23,816)	(25,067)
Amounts reclassified from OCI	(1,020)	27	-	(993)
Balance as of December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	3,833	192	27,262	31,287
Amounts reclassified from OCI	(2,237)	(479)	-	(2,716)
Balance as of December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive (loss) income before reclassifications	(1,723)	665	(53,146)	(54,204)
Amounts reclassified from OCI	416	(934)	-	(518)
Balance as of December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
(1)	Cash Flow Hedges and Pension Items are net of tax.

11. Income Taxes

Earnings before income taxes were as follows:

(In thousands)	2024	2023	2022
United States	$57,318	$45,900	$73,192
Foreign	105,480	83,951	109,012
Total	$162,798	$129,851	$182,204

The provision for income taxes was as follows:

(In thousands)	2024	2023	2022
Current income tax expense:
Federal	$20,307	$11,153	$21,640
State	3,375	2,814	5,138
Foreign	33,048	27,590	25,549
	56,730	41,557	52,327
Deferred benefit:
Federal	(12,743)	(4,656)	(8,520)
State	(581)	(813)	(1,353)
Foreign	(5,274)	369	(1,137)
	(18,598)	(5,100)	(11,010)
Income taxes	$38,132	$36,457	$41,317

Index
The reconciliation between the U.S. Federal tax rate and the actual effective tax rate was as follows:

	2024	2023	2022
Taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.0	1.1	1.7
Tax credits	(1.6)	(1.9)	(1.3)
Taxes on foreign earnings	4.1	4.8	2.9
Global Intangible Low-Taxed Income	0.5	0.6	0.4
Foreign Derived Intangible Income	(1.2)	(1.3)	(1.0)
Resolution of prior years’ tax matters	0.6	0.3	(0.1)
Valuation allowance adjustments	(1.4)	2.8	(2.7)
Nondeductible compensation	0.9	1.2	1.9
Other, net	(0.5)	(0.5)	(0.1)
Effective tax rate	23.4%	28.1%	22.7%

Taxes on foreign earnings include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from Global Intangible Low-Taxed Income (GILTI). The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rates in 2024, 2023, and 2022 were all impacted by the release of valuation allowances related to net operating losses. The effective tax rates in 2023 and 2022 were also impacted by the release of valuation allowances related to the foreign tax credit carryover. The effective tax rates in 2024 and 2023 were further impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan, and the effective tax rate in 2022 was further impacted by tax costs related to the divestitures. See Note 14, Divestitures, and Note 15, Portfolio Optimization Plan.

The Company’s valuation allowance at December 31, 2024 and 2023 was $29.7 million and $34.1 million, respectively. In 2024, the valuation allowance related to foreign NOLs was reduced, and the valuation allowance related to state NOLs was increased. In 2023, the valuation allowance related to foreign tax credits was reduced, and the valuation allowance related to state and foreign NOLs was increased.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(In thousands)	2024	2023
Deferred tax assets:
Benefit plans	$8,123	$8,976
Liabilities and reserves	20,322	20,960
Operating loss and credit carryovers	59,834	59,615
Capitalized research and development costs	18,666	13,148
Other	5,355	14,680
Gross deferred tax assets	112,300	117,379
Valuation allowance	(29,743)	(34,122)
Deferred tax assets	82,557	83,257
Deferred tax liabilities:
Property, plant, and equipment	(26,092)	(33,654)
Goodwill	(20,685)	(22,299)
Deferred tax liabilities	(46,777)	(55,953)
Net deferred tax assets	$35,780	$27,304

At December 31, 2024, foreign tax credit carryovers were $31.3 million, all of which expire before 2039. At December 31, 2024, foreign operating loss carryovers were $79.4 million. Included in the foreign operating loss carryovers are losses of $15.2 million that expire through 2039 and $64.2 million that expire after 2039 or do not have an expiration date. At December 31, 2024, state operating loss carryovers were $112.5 million, which expire prior to 2039.

The Company is electing to recognize GILTI as a period expense in the period the tax is incurred.

Index
The Organisation for Economic Co-operation and Development has issued Pillar Two model rules imposing a global minimum corporate tax rate of 15%. Many countries have implemented laws based on these model rules, with effective dates beginning in fiscal year 2024. The current rules do not materially increase our global tax costs as we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2024, no additional income or withholding taxes have been provided for the $815.3 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $41.8 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2024 and 2023 is as follows:

(In thousands)	2024	2023
Balance at beginning of year	$4,251	$3,939
Increases for tax positions taken in the current year	865	876
Increases for tax positions taken in prior years	422	-
Decreases related to settlements with tax authorities	-	(175)
Decreases as a result of lapse of the applicable statutes of limitations	(765)	(610)
Foreign currency exchange rate changes	(382)	221
Balance at the end of year	$4,391	$4,251

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4.7 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. $0.5 million and $0.4 million of accrued interest and penalties were reported as an income tax liability as of December 31, 2024 and 2023, respectively. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2024.

The Company believes that it is reasonably possible that the total amount of liability for unrecognized tax benefits as of December 31, 2024, will decrease by approximately $1.4 million during 2025, of which $0.8 million is estimated to impact the effective tax rate. The potential decrease relates to various tax matters for which the statute of limitations may expire or will be otherwise settled in 2025. The amount that is ultimately recognized in the financial statements will be dependent upon various factors including potential increases or decreases in unrecognized tax benefits as a result of examinations, settlements, and other unanticipated items that may occur during the year. With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before divestiture & other related income, share-based compensation, restructuring and other charges, including the Portfolio Optimization Plan costs, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of accounts receivables from the securitization program, investments, deferred tax assets, and fixed assets.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker (CODM) to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer. The CODM uses segment operating income or loss to allocate resources, which includes employees, financial, or capital resources, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and year-over-year variances on a monthly basis for segment operating income or loss when allocating capital and personnel resources to the segments. Segment performance is evaluated on operating income of the respective business units before divestiture & other related income, share-based compensation, and restructuring and other charges, including the Portfolio Optimization Plan costs, which are reported in Corporate & Other.

Index
The Company’s three reportable segments are Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals, and nutraceuticals; colors, ingredients, and systems for personal care; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, divestiture & other related income, share-based compensation, restructuring and other charges, including the Portfolio Optimization Plan costs, and certain other costs are included in the “Corporate & Other” category.

Divestiture & other related income and restructuring and other costs, including the Portfolio Optimization Plan costs, for the years ended December 31, 2024, 2023, and 2022, are further described in Note 14, Divestitures, and Note 15, Portfolio Optimization Plan, and are included in the operating income (loss) results in Corporate & Other below. In addition, the Company’s corporate expenses and share-based compensation are included in Corporate & Other.

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Total
2024:
Total segment revenue	$793,698	$647,939	$162,525	$—	$1,604,162
Intersegment revenue	(28,175)	(18,648)	(111)	—	(46,934)
Consolidated revenue from external customers	765,523	629,291	162,414	—	1,557,228
Cost of products sold	565,486	387,364	95,923	1,362	1,050,135
Selling and administrative expense	102,943	122,398	32,033	58,140	315,514
Segment operating income (loss)	97,094	119,529	34,458	(59,502)	191,579
Interest expense					28,781
Earnings before income taxes					$162,798

Assets	802,177	819,380	116,817	285,420	2,023,794
Capital expenditures	29,237	21,722	2,375	5,878	59,212
Depreciation and amortization	30,437	23,417	2,472	4,003	60,329

2023:
Total segment revenue	$741,072	$607,959	$146,090	$—	$1,495,121
Intersegment revenue	(25,023)	(13,643)	(5)	—	(38,671)
Consolidated revenue from external customers	716,049	594,316	146,085	—	1,456,450
Cost of products sold	530,769	376,512	85,737	3,135	996,153
Selling and administrative expense	97,507	112,434	29,548	65,785	305,274
Segment operating income (loss)	87,773	105,370	30,800	(68,920)	155,023
Interest expense					25,172
Earnings before income taxes					$129,851

Assets	792,674	846,559	112,335	262,939	2,014,507
Capital expenditures	40,489	37,720	2,923	6,736	87,868
Depreciation and amortization	29,400	22,294	2,548	3,578	57,820

2022:
Total segment revenue	$738,003	$604,017	$143,581	$—	$1,485,601
Intersegment revenue	(27,411)	(20,638)	(513)	—	(48,562)
Consolidated revenue from external customers	710,592	583,379	143,068	—	1,437,039
Cost of products sold	508,675	355,599	83,654	—	947,928
Selling and administrative expenses	96,493	113,161	29,922	52,784	292,360
Segment operating income (loss)	105,424	114,619	29,492	(52,784)	196,751
Interest expense					14,547
Earnings before income taxes					$182,204

Assets	738,181	849,425	115,132	278,876	1,981,614
Capital expenditures	40,805	30,300	2,164	6,053	79,322
Depreciation and amortization	26,660	20,174	2,489	3,144	52,467

Index
Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2024:
Revenue from external customers:
North America	$597,046	$313,180	$100	$—	$910,326
Europe	124,257	169,185	149	—	293,591
Asia Pacific	17,878	64,600	156,243	—	238,721
Other	26,342	82,326	5,922	—	114,590
Total revenue from external customers	$765,523	$629,291	$162,414	$—	$1,557,228
Long-lived assets:
North America	$296,479	$272,418	$—	$124,917	$693,814
Europe	78,041	231,961	—	23	310,025
Asia Pacific	—	3,655	29,317	—	32,972
Other	764	24,333	—	—	25,097
Total long-lived assets	$375,284	$532,367	$29,317	$124,940	$1,061,908

2023:
Revenue from external customers:
North America	$553,790	$304,995	$125	$—	$858,910
Europe	113,757	162,644	236	—	276,637
Asia Pacific	21,382	58,003	142,281	—	221,666
Other	27,120	68,674	3,443	—	99,237
Total revenue from external customers	$716,049	$594,316	$146,085	$—	$1,456,450
Long-lived assets:
North America	$297,615	$277,730	$—	$114,995	$690,340
Europe	82,938	244,587	—	24	327,549
Asia Pacific	8	4,199	30,473	—	34,680
Other	241	25,081	—	—	25,322
Total long-lived assets	$380,802	$551,597	$30,473	$115,019	$1,077,891

2022:
Revenue from external customers:
North America	$541,120	$304,778	$120	$—	$846,018
Europe	115,925	151,437	213	—	267,575
Asia Pacific	29,092	61,064	139,134	—	229,290
Other	24,455	66,100	3,601	—	94,156
Total revenue from external customers	$710,592	$583,379	$143,068	$—	$1,437,039
Long-lived assets:
North America	$286,497	$271,075	$—	$107,784	$665,356
Europe	86,248	236,719	—	24	322,991
Asia Pacific	237	3,796	29,915	—	33,948
Other	389	24,150	—	—	24,539
Total long-lived assets	$373,371	$535,740	$29,915	$107,808	$1,046,834

Index
Sales in the United States, based on the final country of destination of the Company’s products, were $761.2 million, $707.1 million, and $711.1 million, in 2024, 2023, and 2022, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $612.7 million, $603.2 million, and $586.8 million, at December 31, 2024, 2023, and 2022, respectively.

Product Information
The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
2024:
Flavors, Extracts & Flavor Ingredients	$508,052	$—	$—	$508,052
Natural Ingredients	285,646	—	—	285,646
Food & Pharmaceutical Colors	—	481,141	—	481,141
Personal Care	—	166,798	—	166,798
Asia Pacific	—	—	162,525	162,525
Intersegment Revenue	(28,175)	(18,648)	(111)	(46,934)
Total revenue from external customers	$765,523	$629,291	$162,414	$1,557,228

2023:
Flavors, Extracts & Flavor Ingredients	$496,036	$—	$—	$496,036
Natural Ingredients	245,036	—	—	245,036
Food & Pharmaceutical Colors	—	452,204	—	452,204
Personal Care	—	155,755	—	155,755
Asia Pacific	—	—	146,090	146,090
Intersegment Revenue	(25,023)	(13,643)	(5)	(38,671)
Total revenue from external customers	$716,049	$594,316	$146,085	$1,456,450

2022:
Flavors, Extracts & Flavor Ingredients	$498,055	$—	$—	$498,055
Natural Ingredients	239,948	—	—	239,948
Food & Pharmaceutical Colors	—	437,065	—	437,065
Personal Care	—	165,335	—	165,335
Inks	—	1,617	—	1,617
Asia Pacific	—	—	143,581	143,581
Intersegment Revenue	(27,411)	(20,638)	(513)	(48,562)
Total revenue from external customers	$710,592	$583,379	$143,068	$1,437,039

13. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2024 and 2023, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was a liability of $0.8 million and an asset of $1.0 million as of December 31, 2024 and 2023, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2024. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2024 and 2023, was $613.7 million and $645.2 million, respectively. The fair value of the long-term debt at December 31, 2024 and 2023, was $622.0 million and $653.7 million, respectively.

Index
14. Divestitures

The Company reports all costs and income associated with the divestitures in Corporate & Other. There were no divestiture & other related costs or income for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the Company received $2.5 million of net cash related to the previously completed sale of its yogurt fruit preparations product line and recorded a corresponding $2.5 million gain in Selling and Administrative Expenses.

15. Portfolio Optimization Plan

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

The Company recorded $2.5 million and $3.7 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to the Portfolio Optimization Plan as of December 31, 2024 and 2023, respectively. The Company expects the Portfolio Optimization Plan will cost approximately $40 million, of which $34.5 million has been incurred through December 31, 2024, primarily related to non-cash impairment charges and proposed employee separation costs, and upon completion would reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company anticipates it would reduce headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the year ended December 31, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$1,129	$-	$1,129
Non-cash charges – Cost of products sold	934	(194)	-	740
Employee separation – Selling and administrative expenses	1,450	583	26	2,059
Other production costs – Cost of products sold	622	-	-	622
Other costs – Selling and administrative expenses(1)	1,813	382	(114)	2,081
Total	$4,819	$1,900	$(88)	$6,631

(1)	Other costs include professional services, decommissioning costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the year ended December 31, 2023:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$11,599	$9,355	$-	$20,954
Non-cash charges – Cost of products sold	2,040	1,095	-	3,135
Employee separation – Selling and administrative expenses	2,820	288	108	3,216
Other costs – Selling and administrative expenses(1)	39	497	-	536
Total	$16,498	$11,235	$108	$27,841

(1)	Other costs include legal settlements, professional services, and other related costs.

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

17. Subsequent Event

On January 17, 2025, the Company announced its quarterly dividend of 41 cents per share would be payable on March 3, 2025.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Index
Income Taxes--Valuation Allowances for Deferred Tax Assets

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2024, the Company had gross deferred tax assets of $112.3 million, $59.8 million of which relate to net operating losses (NOLs), foreign tax credits and other tax credits reduced by a $29.7 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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
February 19, 2025

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President, and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2024, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President, and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The Company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this Item 9A.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Sensient Technologies Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Sensient Technologies Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 19, 2025

Index
Item 9B.	Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Index
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2024 (2025 Proxy Statement), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appear at the beginning of Part I above.

Insider Trading Policies and Procedures
The Company has adopted insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11.	Executive Compensation.

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” “Chief Executive Officer Pay Ratio,” and “Equity Compensation Plan Information” portions of the 2025 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2025 Proxy Statement.

Policies and Practices Related to the Grant of Certain Equity Awards
The Company does not grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such equity instruments in relation to the disclosure of material nonpublic information by the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and related shareholder matters appearing under “Principal Shareholders” in the 2025 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2025 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2025 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2025 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The consolidated financial statements of Sensient Technologies Corporation and subsidiaries are set forth under Item 8 of this Form 10-K, as indexed below.

List of Financial Statements and Financial Statement Schedule

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K filed February 14, 2023 (Commission File No. 1-7626)

4.1(a)	Note Purchase Agreement dated as of May 3, 2017	Exhibit 10.2 to Current Report on Form 8-K dated May 5, 2017 (Commission File No. 1-7626)

4.1(b)	First Amendment dated as of June 22, 2018 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.4(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

4.1(c)	Second Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of May 3, 2017	Exhibit 4.3 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

4.2(a)	Note Purchase Agreement dated as of November 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018 (Commission File No. 1-7626)

4.2(b)	First Amendment dated as of May 6, 2021 to Note Purchase Agreement dated as of November 1, 2018	Exhibit 4.4 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

Index
4.3	Note Purchase Agreement dated as of May 31, 2023	Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2023 (Commission File No. 1-7626)

4.4	Note Purchase Agreement dated as of November 29, 2023	Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2023 (Commission File No. 1-7626)

4.5	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act	Exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 13, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

10.1(c)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(d)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(e)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(e)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(h)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

Index
10.1(h)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(i)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

10.1(j)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(k)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(l)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(m)(1)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(m)(2)	Form of Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

Index
10.1(m)(3)	Form of Restricted Stock Unit Agreement	Exhibit 10.2 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(n)	Sensient Technologies Corporation 2017 Stock Plan, as amended and restated	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 16, 2022 (Commission File No. 1-7626)

10.1(o)	Sensient Technologies Management Incentive Compensation Plan, as amended on February 10, 2022	Exhibit 10.1(q) to Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission File No. 1-7626)

10.2(a)	Third Amended and Restated Credit Agreement dated as of May 5, 2021	Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2021 (Commission File No. 1-7626)

10.2(b)	First Amendment to the Third Amended and Restated Credit Agreement, dated as of December 14, 2022	Exhibit 10.1 to Current Report on Form 8-K filed December 20, 2022 (Commission File No. 1-7626)

10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

10.4(f)	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2020 (Commission File No. 1-7626)

10.4(g)	Amendment No. 6 to Receivables Purchase Agreement, dated as of November 12, 2020	Exhibit 10.4(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 1-7626)

Index
10.4(h)	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2021	Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2021 (Commission File No. 1-7626)

10.4(i)	Amendment No. 8 to Receivables Purchase Agreement, dated as of February 28, 2022	Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2022 (Commission File No. 1-7626)

10.4(j)	Amendment No. 9 to Receivables Purchase Agreement, dated as of August 31, 2022	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2022 (Commission File No. 1-7626)

10.4(k)	Amendment No. 10 to Receivables Purchase Agreement, dated as of August 31, 2023	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2023 (Commission File No. 1-7626)

10.4(l)	Amendment No. 11 to Receivables Purchase Agreement, dated as of August 30, 2024, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K dated September 4, 2024 (Commission File No. 1-7626)

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.6	Loan Agreement dated as of November 7, 2022	Exhibit 10.1 to Current Report on Form 8-K filed November 8, 2022 (Commission File No. 1-7626)

10.6(a)	Amendment No. 1 to Loan Agreement, dated as of October 31, 2024, between Sensient Technologies Corporation and PNC Bank, National Association.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-7626)

19	Insider Trading Policy		X

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman, President, and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President, and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

97	Sensient Technologies Corporation Policy Relating to Recovery of Erroneously Awarded Compensation	Exhibit 97 to Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File No. 1-7626)

Index
101.INS*	Inline Instance Document	X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2024, 2023, and 2022; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2024, 2023, and 2022; (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, 2023, and 2022; and (vi) Notes to Consolidated Financial Statements.

Index
Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2024, 2023, and 2022
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions	Balance at End of Period

2022 Allowance for losses: Trade accounts receivable	$4,877	$944	$0	$1,385	$4,436

2023 Allowance for losses: Trade accounts receivable	$4,436	$1,020	$0	$1,083	$4,373

2024 Allowance for losses: Trade accounts receivable	$4,373	$1,527	$0	$877	$5,023

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

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel, and Secretary
Dated: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 19, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Sharad P. Jain
Paul Manning	Sharad P. Jain
Chairman of the Board, President, and	Director
Chief Executive Officer

/s/ Tobin Tornehl	/s/ Donald W. Landry
Tobin Tornehl	Donald W. Landry
Vice President and	Director
Chief Financial Officer

/s/ Adam Vanderleest	/s/ Deborah McKeithan-Gebhardt
Adam Vanderleest	Deborah McKeithan-Gebhardt
Vice President, Controller, and	Director
Chief Accounting Officer

/s/ Joseph Carleone	/s/ Scott Morrison
Joseph Carleone	Scott Morrison
Director	Director

/s/ Mario Ferruzzi	/s/ Essie Whitelaw
Mario Ferruzzi	Essie Whitelaw
Director	Director

/s/ Carol R. Jackson	/s/ Brett Bruggeman
Carol R. Jackson	Brett Bruggeman
Director	Director