Form 10-Q
period 2025-03-31
SENSIENT TECHNOLOGIES CORP
filed 2025-05-06
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2025
Common Stock, par value $0.10 per share	42,459,051

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2025	2024

Revenue	$392,325	$384,670
Cost of products sold	260,548	258,121
Selling and administrative expenses	78,247	77,143
Operating income	53,530	49,406
Interest expense	7,341	7,045
Earnings before income taxes	46,189	42,361
Income taxes	11,727	11,421
Net earnings	$34,462	$30,940

Weighted average number of common shares outstanding:
Basic	42,197	42,104
Diluted	42,469	42,305

Earnings per common share:
Basic	$0.82	$0.73
Diluted	$0.81	$0.73

Dividends declared per common share	$0.41	$0.41

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Comprehensive income	$49,427	$27,329

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$32,574	$26,626
Trade accounts receivable	315,024	290,087
Inventories	598,204	600,302
Prepaid expenses and other current assets	54,407	44,871

Total current assets	1,000,209	961,886

Other assets	101,710	96,276
Deferred tax assets	55,884	50,387
Intangible assets, net	11,450	11,883
Goodwill	424,231	411,775
Property, Plant, and Equipment:
Land	33,016	32,369
Buildings	356,363	351,171
Machinery and equipment	822,073	804,385
Construction in progress	49,503	43,929
	1,260,955	1,231,854
Less accumulated depreciation	(761,771)	(740,267)
	499,184	491,587

Total assets	$2,092,668	$2,023,794

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$110,611	$139,052
Accrued salaries, wages, and withholdings from employees	26,449	47,470
Other accrued expenses	57,751	52,026
Income taxes	17,309	12,243
Short-term borrowings	18,575	19,848

Total current liabilities	230,695	270,639

Deferred tax liabilities	15,077	14,607
Other liabilities	43,421	39,540
Accrued employee and retiree benefits	25,175	24,499
Long-term debt	683,266	613,523
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	116,117	117,500
Earnings reinvested in the business	1,799,225	1,782,139
Treasury stock, at cost	(613,830)	(617,210)
Accumulated other comprehensive loss	(211,874)	(226,839)

Total shareholders’ equity	1,095,034	1,060,986

Total liabilities and shareholders’ equity	$2,092,668	$2,023,794

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net earnings	$34,462	$30,940
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	15,074	14,709
Share-based compensation expense	2,900	1,995
Net loss (gain) on assets	46	(193)
Portfolio Optimization Plan costs	831	1,189
Deferred income taxes	1,282	(4)
Changes in operating assets and liabilities:
Trade accounts receivable	(20,780)	(28,331)
Inventories	7,202	26,624
Prepaid expenses and other assets	(8,064)	(13,655)
Accounts payable and other accrued expenses	(25,859)	(21,993)
Accrued salaries, wages, and withholdings from employees	(21,665)	29
Income taxes	4,989	3,150
Other liabilities	604	674

Net cash (used in) provided by operating activities	(8,978)	15,134

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(16,854)	(11,030)
Proceeds from sale of assets	7	93
Acquisition of new business	(4,349)	-
Other investing activities	(88)	(1)

Net cash used in investing activities	(21,284)	(10,938)

Cash flows from financing activities:
Proceeds from additional borrowings	66,449	38,053
Debt payments	(10,771)	(27,031)
Dividends paid	(17,376)	(17,312)
Other financing activities	(2,341)	(2,828)

Net cash provided by (used in) financing activities	35,961	(9,118)

Effect of exchange rate changes on cash and cash equivalents	249	1,405

Net increase (decrease) in cash and cash equivalents	5,948	(3,517)
Cash and cash equivalents at beginning of period	26,626	28,934

Cash and cash equivalents at end of period	$32,574	$25,417

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2025	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
				Shares	Amount
Balances at December 31, 2024	$5,396	$117,500	$1,782,139	11,779,321	$(617,210)	$(226,839)	$1,060,986
Net earnings	-	-	34,462	-	-	-	34,462
Other comprehensive income	-	-	-	-	-	14,965	14,965
Cash dividends paid – $0.41 per share	-	-	(17,376)	-	-	-	(17,376)
Share-based compensation	-	2,900	-	-	-	-	2,900
Non-vested stock issued upon vesting	-	(3,973)	-	(75,829)	3,973	-	-
Benefit plans	-	394	-	(19,899)	1,043	-	1,437
Other	-	(704)	-	31,216	(1,636)	-	(2,340)
Balances at March 31, 2025	$5,396	$116,117	$1,799,225	11,714,809	$(613,830)	$(211,874)	$1,095,034

Three Months Ended March 31, 2024
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)	$1,053,324
Net earnings	-	-	30,940	-	-	-	30,940
Other comprehensive loss	-	-	-	-	-	(3,611)	(3,611)
Cash dividends paid – $0.41 per share	-	-	(17,312)	-	-	-	(17,312)
Share-based compensation	-	1,995	-	-	-	-	1,995
Non-vested stock issued upon vesting	-	(5,365)	-	(102,396)	5,365	-	-
Benefit plans	-	299	-	(21,405)	1,122	-	1,421
Other	-	(481)	-	44,652	(2,340)	-	(2,821)
Balances at March 31, 2024	$5,396	$112,389	$1,740,500	11,806,249	$(618,621)	$(175,728)	$1,063,936

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2025, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2024, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Acquisition

On February 14, 2025, the Company acquired Biolie SAS, a natural color extraction business located in France. The Company paid $4.8 million in cash for this acquisition, which is net of $0.2 million in debt assumed, with $0.5 million of such amount being held back by the Company for 60 days to satisfy any necessary working capital and net debt adjustments. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.3 million, with the remaining $4.5 million allocated to goodwill. This business is part of the Color segment.

Index
3.	Portfolio Optimization Plan

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

The Company recorded $2.5 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to this plan as of both March 31, 2025 and December 31, 2024. The Company expects this plan will cost approximately $40 million, of which $37.3 million has been incurred through March 31, 2025, primarily related to non-cash impairment charges and proposed employee separation costs, and upon completion would reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company anticipates it would reduce headcount by approximately 90 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended March 31, 2025:

(In thousands)	Flavors & Extracts	Color	Consolidated
Non-cash charges – Cost of products sold	$855	$-	$855
Employee separation – Selling and administrative expenses	246	8	254
Other production costs – Cost of products sold	959	-	959
Other costs – Selling and administrative expenses(1)	791	5	796
Total	$2,851	$13	$2,864

(1)	Other costs include professional services and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended March 31, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$975	$-	$975
Non-cash charges – Cost of products sold	125	(18)	-	107
Employee separation – Selling and administrative expenses	611	491	28	1,130
Other costs – Selling and administrative expenses(1)	316	284	-	600
Total	$1,052	$1,732	$28	$2,812

(1)	Other costs include professional services, accelerated depreciation, accelerated lease costs, and other related costs.

4.	Trade Accounts Receivable

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three-month periods ended March 31, 2025 and 2024:

(In thousands) Three Months Ended March 31, 2025	Allowance for Doubtful Accounts
Balance at December 31, 2024	$5,023
Provision for expected credit losses	354
Accounts written off	(291)
Translation and other activity	119
Balance at March 31, 2025	$5,205

(In thousands) Three Months Ended March 31, 2024	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	307
Accounts written off	(747)
Translation and other activity	(51)
Balance at March 31, 2024	$3,882

5.	Inventories

At March 31, 2025, and December 31, 2024, inventories included finished and in-process products totaling $419.6 million and $426.8 million, respectively, and raw materials and supplies of $178.6 million and $173.5 million, respectively.

6.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2025 and December 31, 2024. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and a liability of $0.8 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2025 and December 31, 2024, was $683.5 million and $613.7 million, respectively. The fair value of the long-term debt at March 31, 2025 and December 31, 2024, was $691.5 million and $622.0 million, respectively.

7.	Segment Information

The Company evaluates performance based on operating income before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders); restructuring and other charges, including Portfolio Optimization Plan costs; interest expense; and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of accounts receivables from the securitization program, investments, deferred tax assets, and fixed assets.

Index

The Company determines its operating segments based on information utilized by its chief operating decision maker (CODM) to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer. The CODM uses segment operating income or loss to allocate resources, which includes employees, financial, or capital resources, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and year-over-year variances on a monthly basis for segment operating income or loss when allocating capital and personnel resources to the segments. Segment performance is evaluated based on operating income of the respective business units before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders) and restructuring and other charges, including the Portfolio Optimization Plan costs, which are reported in Corporate & Other.

The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals, and nutraceuticals; colors, ingredients, and systems for personal care; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), and restructuring and other charges, including Portfolio Optimization Plan costs, are included in the “Corporate & Other” category.

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2025:
Total segment revenue	$193,681	$167,750	$41,901	$-	$403,332
Intersegment revenue	(5,883)	(5,114)	(10)	-	(11,007)
Consolidated revenue from external customers	187,798	162,636	41,891	-	392,325
Cost of products sold	137,934	96,437	24,363	1,814	260,548
Selling and administrative expense	24,875	31,347	8,086	13,939	78,247
Operating income (loss)	24,989	34,852	9,442	(15,753)	53,530
Interest expense					7,341
Earnings before income taxes					$46,189

Assets	811,518	852,073	125,110	303,967	2,092,668
Capital expenditures	12,535	3,522	175	622	16,854
Depreciation and amortization	7,640	5,936	548	950	15,074

Three months ended March 31, 2024:
Total segment revenue	$193,092	$160,025	$40,306	$-	$393,423
Intersegment revenue	(5,070)	(3,661)	(22)	-	(8,753)
Consolidated revenue from external customers	188,022	156,364	40,284	-	384,670
Cost of products sold	138,982	95,003	24,029	107	258,121
Selling and administrative expense	25,362	29,682	7,479	14,620	77,143
Operating income (loss)	23,678	31,679	8,776	(14,727)	49,406
Interest expense					7,045
Earnings before income taxes					$42,361

Assets	785,024	840,433	106,980	273,245	2,005,682
Capital expenditures	4,581	5,217	390	842	11,030
Depreciation and amortization	7,620	5,440	636	1,013	14,709

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2025:
Flavors, Extracts & Flavor Ingredients	$130,181	$-	$-	$130,181
Natural Ingredients	63,500	-	-	63,500
Food & Pharmaceutical Colors	-	124,600	-	124,600
Personal Care	-	43,150	-	43,150
Asia Pacific	-	-	41,901	41,901
Intersegment Revenue	(5,883)	(5,114)	(10)	(11,007)
Total revenue from external customers	$187,798	$162,636	$41,891	$392,325

Three months ended March 31, 2024:
Flavors, Extracts & Flavor Ingredients	$124,805	$-	$-	$124,805
Natural Ingredients	68,287	-	-	68,287
Food & Pharmaceutical Colors	-	117,058	-	117,058
Personal Care	-	42,967	-	42,967
Asia Pacific	-	-	40,306	40,306
Intersegment Revenue	(5,070)	(3,661)	(22)	(8,753)
Total revenue from external customers	$188,022	$156,364	$40,284	$384,670

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2025:
North America	$149,627	$78,669	$1	$228,297
Europe	28,157	47,723	22	75,902
Asia Pacific	4,522	16,626	40,764	61,912
Other	5,492	19,618	1,104	26,214
Total revenue from external customers	$187,798	$162,636	$41,891	$392,325

Three months ended March 31, 2024:
North America	$146,952	$75,120	$-	$222,072
Europe	32,157	46,162	46	78,365
Asia Pacific	3,706	17,419	38,685	59,810
Other	5,207	17,663	1,553	24,423
Total revenue from external customers	$188,022	$156,364	$40,284	$384,670

8.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Service cost	$369	$372
Interest cost	444	401
Expected return on plan assets	(265)	(242)
Recognized actuarial gain	(72)	(91)
Total defined benefit expense	$476	$440

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

Index
Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $55.3 million and $70.3 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of March 31, 2025 and December 31, 2024, the total value of the Company’s net investment hedges was $308.1 million and $295.3 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Accumulated Other Comprehensive Income (OCI). For the three months ended March 31, 2025 and 2024, the impact of foreign exchange rates on these debt instruments increased debt by $12.8 million and decreased debt by $6.6 million, respectively, which has been recorded as foreign currency translation in OCI.

10.	Income Taxes

The effective income tax rates for the three months ended March 31, 2025 and 2024, were 25.4% and 27.0%, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The effective tax rate for the three months ended March 31, 2024 was further impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

11.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three-month periods ended March 31, 2025 and 2024:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
Other comprehensive income before reclassifications	1,008	-	14,200	15,208
Amounts reclassified from OCI	(189)	(54)	-	(243)
Balances at March 31, 2025	$509	$(2,402)	$(209,981)	$(211,874)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive income (loss) before reclassifications	702	-	(4,023)	(3,321)
Amounts reclassified from OCI	(222)	(68)	-	(290)
Balances at March 31, 2024	$1,477	$(2,147)	$(175,058)	$(175,728)

(1)	Cash Flow Hedges and Pension Items are net of tax.

12.	Commitments and Contingencies

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

Index
13.	Subsequent Event

On April 24, 2025, the Company announced its quarterly dividend of $0.41 per share would be payable on June 2, 2025.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2025, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $392.3 million and $384.7 million for the three months ended March 31, 2025 and 2024, respectively.  The increase in revenue was primarily due to favorable pricing and higher volumes, partially offset by the unfavorable impact of foreign exchange rates that decreased revenue by approximately 2%.

Gross Margin
The Company’s gross margin was 33.6% and 32.9% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, Portfolio Optimization Plan costs totaling $1.8 million decreased gross margin by 50 basis points. Portfolio Optimization Plan costs for the three months ended March 31, 2024 had an immaterial impact on gross margin. See Portfolio Optimization Plan below for further information. The Company’s gross margin was further impacted by the favorable pricing and higher volumes, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 19.9% and 20.1% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $1.1 million and $2.7 million, respectively, which increased selling and administrative expenses as a percent of revenue by approximately 20 and 70 basis points, respectively. See Portfolio Optimization Plan below for further information. The decrease in Portfolio Optimization Plan costs as a percent of revenue was offset by higher performance-based executive compensation costs incurred in 2025.

Operating Income
Operating income was $53.5 million and $49.4 million for the three months ended March 31, 2025 and 2024, respectively. Operating margins were 13.6% and 12.8% for the three months ended March 31, 2025 and 2024, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 basis points for both the three months ended March 31, 2025 and 2024. The increase in operating margin was primarily due to favorable pricing and higher volumes, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2025.

Index
Interest Expense
Interest expense was $7.3 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in expense was primarily due to an increase in the average interest rate.

Income Taxes
The effective income tax rates for the three months ended March 31, 2025 and 2024, were 25.4% and 27.0%, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings. The effective tax rate for the three months ended March 31, 2024 was further impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

Acquisition
On February 14, 2025, the Company acquired Biolie SAS, a natural color extraction business located in France. The Company paid $4.8 million in cash for this acquisition, which is net of $0.2 million in debt assumed, with $0.5 million of such amount being held back by the Company for 60 days to satisfy any necessary working capital and net debt adjustments. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.3 million, with the remaining $4.5 million allocated to goodwill. This business is part of the Color segment.

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

For the three months ended March 31, 2025, the Company incurred costs of $2.9 million related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for dual plant operating costs, non-cash inventory charges, professional services, and employee separation costs. For the three months ended March 31, 2024, the Company incurred costs of $2.8 million related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with employee separation and impairment of fixed assets.

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

Index
	Three Months Ended March 31,
(In thousands except per share amounts)	2025	2024	% Change
Operating Income (GAAP)	$53,530	$49,406	8.3%
Portfolio Optimization Plan costs – Cost of products sold	1,814	107
Portfolio Optimization Plan costs – Selling and administrative expenses	1,050	2,705
Adjusted operating income	$56,394	$52,218	8.0%

Net Earnings (GAAP)	$34,462	$30,940	11.4%
Portfolio Optimization Plan costs, before tax	2,864	2,812
Tax impact of Portfolio Optimization Plan costs(1)	(702)	(355)
Adjusted net earnings	$36,624	$33,397	9.7%

Diluted Earnings Per Share (GAAP)	$0.81	$0.73	11.0%
Portfolio Optimization Plan costs, net of tax	0.05	0.06
Adjusted diluted earnings per share	$0.86	$0.79	8.9%

Operating Income (GAAP)	$53,530	$49,406	8.3%
Depreciation and amortization	15,074	14,709
Share-based compensation expense	2,900	1,995
Portfolio Optimization Plan costs, before tax	2,864	2,812
Adjusted EBITDA	$74,368	$68,922	7.9%
(1) Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Portfolio Optimization Plan costs are discussed under “Portfolio Optimization Plan” above and Note 3, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change for the results of the three months ended March 31, 2025, compared to the results for the three months ended March 31, 2024, in the respective financial measures.

	Three Months Ended March 31, 2025
	Total	Foreign Exchange Rates	Adjustments(1)	Local Currency Adjusted
Revenue
Flavors & Extracts	0.3%	(1.4%)	N/A	1.7%
Color	4.8%	(3.4%)	N/A	8.2%
Asia Pacific	4.0%	(0.8%)	N/A	4.8%
Total Revenue	2.0%	(2.1%)	N/A	4.1%

Operating Income
Flavors & Extracts	5.5%	(0.7%)	0.0%	6.2%
Color	10.0%	(3.5%)	0.0%	13.5%
Asia Pacific	7.6%	0.6%	0.0%	7.0%
Corporate & Other	7.0%	0.0%	(1.2%)	8.2%
Total Operating Income	8.3%	(2.5%)	0.5%	10.3%
Diluted Earnings per Share	11.0%	(2.7%)	2.3%	11.4%
Adjusted EBITDA	7.9%	(2.2%)	N/A	10.1%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

Note:	Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders); restructuring and other costs, including the Portfolio Optimization Plan costs (which are reported in Corporate & Other); interest expense; and income taxes.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $193.7 million and $193.1 million for the three months ended March 31, 2025 and 2024, respectively, an immaterial increase. Foreign exchange rates decreased segment revenue by approximately 1%.

Flavors & Extracts segment operating income was $25.0 million and $23.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately 6%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Natural Ingredients. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and selling prices. The lower operating income in Natural Ingredients was primarily due to higher raw material costs and lower volumes, partially offset by higher selling prices. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 12.9% in the current quarter compared to 12.3% in the prior year’s comparable quarter.

Color
Segment revenue for the Color segment was $167.8 million and $160.0 million for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately 5%. The increase was primarily a result of higher revenue in Food & Pharmaceutical Colors, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 3%.

Segment operating income for the Color segment was $34.9 million and $31.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately 10%. The higher segment operating income was a result of higher operating income in Food & Pharmaceutical Colors, partially offset by lower operating income in Personal Care. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher selling prices and volumes, partially offset by higher raw material costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 4%. The lower operating income in Personal Care was primarily due to higher manufacturing and other costs. Segment operating income as a percent of revenue was 20.8% and 19.8% for the three months ended March 31, 2025 and 2024, respectively.

Asia Pacific
Segment revenue for the Asia Pacific segment was $41.9 million and $40.3 million for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately 4%. The increase was primarily due to higher volumes, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 1%.

Segment operating income for the Asia Pacific segment was $9.4 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately 8%. Foreign exchange rates increased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 22.5% in the current quarter and 21.8% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $15.8 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively. The higher operating expense was primarily due to higher performance-based executive compensation costs in 2025. Portfolio Optimization Plan costs totaling $2.9 million and $2.8 million also negatively impacted the three months ended March 31, 2025 and 2024, respectively. See the Portfolio Optimization Plan section above for further information.

Index
LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2025. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2025 through 2029. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2026.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three months ended March 31, 2025. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

In the second quarter of 2025, the United States implemented significant new tariffs on imports from a wide range of countries. These actions, and retaliatory tariffs imposed by other countries on United States exports, have led to significant volatility and uncertainty in global markets. The Company anticipates incurring incremental tariff costs on certain raw materials to produce our products and certain finished goods shipped to customers.  However, the Company expects to manage the impact of the increased tariff costs through pricing actions. To the extent the Company is unable to offset the increased tariff costs or the tariffs negatively impact demand, the Company’s revenue and profitability would be adversely impacted. If additional tariffs are adopted, the Company would incur additional tariff costs that could be material.

Cash Flows from Operating Activities
Net cash used in operating activities was $9.0 million and net cash provided by operating activities was $15.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in the cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2025 compared to 2024 and a decrease in cash provided by inventory during 2025 compared to 2024, partially offset by an increase in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $21.3 million and $10.9 million during the three months ended March 31, 2025 and 2024, respectively. Capital expenditures were $16.9 million and $11.0 million during the three months ended March 31, 2025 and 2024, respectively. In 2025, the Company paid $4.3 million for the acquisition of Biolie SAS.

Cash Flows from Financing Activities
Net cash provided by financing activities was $36.0 million and net cash used in financing activities was $9.1 million for the three months ended March 31, 2025 and 2024, respectively. Net debt increased by $55.7 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $17.4 million and $17.3 million were paid during the three months ended March 31, 2025 and 2024, respectively. Dividends paid per share were $0.41 for both the three months ended March 31, 2025 and 2024.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2025. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2025. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 12, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2025, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2025, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three months ended March 31, 2025.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
          SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 6, 2025	By:	/s/ John J. Manning
John J. Manning,Senior Vice President, General Counsel & Secretary

Date:	May 6, 2025	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President & Chief Financial Officer