Form 10-Q
period 2025-06-30
SENSIENT TECHNOLOGIES CORP
filed 2025-08-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2025
Common Stock, par value $0.10 per share	42,466,138

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$414,230	$403,525	$806,555	$788,195
Cost of products sold	271,398	272,803	531,946	530,924
Selling and administrative expenses	85,126	81,065	163,373	158,208
Operating income	57,706	49,657	111,236	99,063
Interest expense	7,391	7,653	14,732	14,698
Earnings before income taxes	50,315	42,004	96,504	84,365
Income taxes	12,728	11,072	24,455	22,493
Net earnings	$37,587	$30,932	$72,049	$61,872

Weighted average number of common shares outstanding:
Basic	42,246	42,154	42,221	42,129
Diluted	42,575	42,398	42,522	42,351

Earnings per common share:
Basic	$0.89	$0.73	$1.71	$1.47
Diluted	$0.88	$0.73	$1.69	$1.46

Dividends declared per common share	$0.41	$0.41	$0.82	$0.82

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Comprehensive income	$75,982	$8,483	$125,409	$35,812

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$56,686	$26,626
Trade accounts receivable	333,951	290,087
Inventories	619,595	600,302
Prepaid expenses and other current assets	54,221	44,871
Fixed assets held for sale	1,629	-

Total current assets	1,066,082	961,886

Other assets	103,252	96,276
Deferred tax assets	67,816	50,387
Intangible assets, net	10,928	11,883
Goodwill	441,014	411,775
Property, Plant, and Equipment:
Land	34,239	32,369
Buildings	360,193	351,171
Machinery and equipment	844,623	804,385
Construction in progress	62,888	43,929
	1,301,943	1,231,854
Less accumulated depreciation	(786,474)	(740,267)
	515,469	491,587

Total assets	$2,204,561	$2,023,794

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$121,442	$139,052
Accrued salaries, wages, and withholdings from employees	34,006	47,470
Other accrued expenses	58,124	52,026
Income taxes	11,272	12,243
Short-term borrowings	26,280	19,848

Total current liabilities	251,124	270,639

Deferred tax liabilities	15,087	14,607
Other liabilities	44,245	39,540
Accrued employee and retiree benefits	26,865	24,499
Long-term debt	710,119	613,523
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	119,114	117,500
Earnings reinvested in the business	1,819,488	1,782,139
Treasury stock, at cost	(613,398)	(617,210)
Accumulated other comprehensive loss	(173,479)	(226,839)

Total shareholders’ equity	1,157,121	1,060,986

Total liabilities and shareholders’ equity	$2,204,561	$2,023,794

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net earnings	$72,049	$61,872
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	30,334	29,725
Share-based compensation expense	6,639	4,911
Net loss (gain) on assets	76	(195)
Portfolio Optimization Plan costs	1,274	1,495
Deferred income taxes	2,711	529
Changes in operating assets and liabilities:
Trade accounts receivable	(30,293)	(49,449)
Inventories	(548)	36,730
Prepaid expenses and other assets	(11,028)	(6,612)
Accounts payable and other accrued expenses	(17,578)	(22,722)
Accrued salaries, wages, and withholdings from employees	(15,129)	7,824
Income taxes	(937)	(6,591)
Other liabilities	1,734	1,429

Net cash provided by operating activities	39,304	58,946

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(38,035)	(22,850)
Proceeds from sale of assets	56	296
Acquisition of new business	(4,867)	-
Other investing activities	1,354	(336)

Net cash used in investing activities	(41,492)	(22,890)

Cash flows from financing activities:
Proceeds from additional borrowings	106,484	132,189
Debt payments	(43,148)	(120,571)
Dividends paid	(34,700)	(34,685)
Other financing activities	(2,648)	(3,016)

Net cash provided by (used in) financing activities	25,988	(26,083)

Effect of exchange rate changes on cash and cash equivalents	6,260	(8,568)

Net increase in cash and cash equivalents	30,060	1,405
Cash and cash equivalents at beginning of period	26,626	28,934

Cash and cash equivalents at end of period	$56,686	$30,339

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

Three Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
				Shares	Amount
Balances at March 31, 2025	$5,396	$116,117	$1,799,225	11,714,809	$(613,830)	$(211,874)	$1,095,034
Net earnings	-	-	37,587	-	-	-	37,587
Other comprehensive income	-	-	-	-	-	38,395	38,395
Cash dividends paid – $0.41 per share	-	-	(17,324)	-	-	-	(17,324)
Share-based compensation	-	3,739	-	-	-	-	3,739
Non-vested stock issued upon vesting	-	(633)	-	(12,087)	633	-	-
Other	-	(109)	-	3,844	(201)	-	(310)
Balances at June 30, 2025	$5,396	$119,114	$1,819,488	11,706,566	$(613,398)	$(173,479)	$1,157,121

Three Months Ended June 30, 2024
Balances at March 31, 2024	$5,396	$112,389	$1,740,500	11,806,249	$(618,621)	$(175,728)	$1,063,936
Net earnings	-	-	30,932	-	-	-	30,932
Other comprehensive loss	-	-	-	-	-	(22,449)	(22,449)
Cash dividends paid – $0.41 per share	-	-	(17,373)	-	-	-	(17,373)
Share-based compensation	-	2,916	-	-	-	-	2,916
Non-vested stock issued upon vesting	-	(528)	-	(10,076)	528	-	-
Other	-	(47)	-	2,680	(140)	-	(187)
Balances at June 30, 2024	$5,396	$114,730	$1,754,059	11,798,853	$(618,233)	$(198,177)	$1,057,775

Six Months Ended June 30, 2025
Balances at December 31, 2024	$5,396	$117,500	$1,782,139	11,779,321	$(617,210)	$(226,839)	$1,060,986
Net earnings	-	-	72,049	-	-	-	72,049
Other comprehensive income	-	-	-	-	-	53,360	53,360
Cash dividends paid – $0.82 per share	-	-	(34,700)	-	-	-	(34,700)
Share-based compensation	-	6,639	-	-	-	-	6,639
Non-vested stock issued upon vesting	-	(4,606)	-	(87,916)	4,606	-	-
Benefit plans	-	394	-	(19,899)	1,043	-	1,437
Other	-	(813)	-	35,060	(1,837)	-	(2,650)
Balances at June 30, 2025	$5,396	$119,114	$1,819,488	11,706,566	$(613,398)	$(173,479)	$1,157,121

Six Months Ended June 30, 2024
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)	$1,053,324
Net earnings	-	-	61,872	-	-	-	61,872
Other comprehensive loss	-	-	-	-	-	(26,060)	(26,060)
Cash dividends paid – $0.82 per share	-	-	(34,685)	-	-	-	(34,685)
Share-based compensation	-	4,911	-	-	-	-	4,911
Non-vested stock issued upon vesting	-	(5,893)	-	(112,472)	5,893	-	-
Benefit plans	-	299	-	(21,405)	1,122	-	1,421
Other	-	(528)	-	47,332	(2,480)	-	(3,008)
Balances at June 30, 2024	$5,396	$114,730	$1,754,059	11,798,853	$(618,233)	$(198,177)	$1,057,775

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2025, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require the Company to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and its related disclosures.

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2024, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

2.	Acquisition

On February 14, 2025, the Company acquired Biolie SAS, a natural color extraction business located in France. The Company paid $4.9 million in cash for this acquisition, which is net of $0.2 million in debt assumed. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.3 million, with the remaining $4.6 million allocated to goodwill. This business is part of the Color segment.

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

The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025. As a result, the Company met all of the assets held for sale criteria for the Felinfach land and building assets, which have been recorded as the only balance in Fixed assets held for sale on the Consolidated Balance Sheets. The Company has substantially completed all other actions contemplated under the Portfolio Optimization Plan in accordance with local laws.

The Company recorded $0.3 million and $2.5 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheets related to the Portfolio Optimization Plan as of June 30, 2025 and December 31, 2024, respectively. The Company expects the Portfolio Optimization Plan will cost approximately $45 million (increased from $40 million, as previously disclosed, primarily due to higher than anticipated decommissioning costs), of which $40.7 million has been incurred through June 30, 2025, primarily related to non-cash impairment charges and employee separation costs. We anticipate that the Portfolio Optimization Plan will reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company reduced headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended June 30, 2025:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$117	$-	$-	$117
Non-cash charges – Cost of products sold	326	-	-	326
Employee separation – Selling and administrative expenses	234	-	-	234
Other production costs – Cost of products sold	1,463	-	-	1,463
Other costs – Selling and administrative expenses(1)	937	97	165	1,199
Total	$3,077	$97	$165	$3,339

(1)	Other costs include professional services, decommissioning costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the six months ended June 30, 2025:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$117	$-	$-	$117
Non-cash charges – Cost of products sold	1,181	-	-	1,181
Employee separation – Selling and administrative expenses	480	8	-	488
Other production costs – Cost of products sold	2,422	-	-	2,422
Other costs – Selling and administrative expenses(1)	1,728	102	165	1,995
Total	$5,928	$110	$165	$6,203

(1)	Other costs include professional services, decommissioning costs, and other related costs.

Index
The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended June 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$154	$-	$154
Non-cash charges – Cost of products sold	283	(176)	-	107
Employee separation – Selling and administrative expenses	240	35	-	275
Other production costs – Cost of products sold	100	-	-	100
Other costs – Selling and administrative expenses(1)	743	400	(27)	1,116
Total	$1,366	$413	$(27)	$1,752

(1)	Other costs include professional services, decommissioning costs, accelerated depreciation, accelerated lease costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the six months ended June 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$1,129	$-	$1,129
Non-cash charges – Cost of products sold	408	(194)	-	214
Employee separation – Selling and administrative expenses	851	526	28	1,405
Other production costs – Cost of products sold	100	-	-	100
Other costs – Selling and administrative expenses(1)	1,059	684	(27)	1,716
Total	$2,418	$2,145	$1	$4,564

(1)	Other costs include professional services, decommissioning costs, accelerated depreciation, accelerated lease costs, and other related costs.

4.	Trade Accounts Receivable

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

The following table summarizes the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2025 and 2024:

(In thousands) Three Months Ended June 30, 2025	Allowance for Doubtful Accounts
Balance at March 31, 2025	$5,205
Provision for expected credit losses	390
Accounts written off	(174)
Translation and other activity	191
Balance at June 30, 2025	$5,612

(In thousands) Three Months Ended June 30, 2024	Allowance for Doubtful Accounts
Balance at March 31, 2024	$3,882
Provision for expected credit losses	496
Accounts written off	(5)
Translation and other activity	(98)
Balance at June 30, 2024	$4,275

Index
(In thousands) Six Months Ended June 30, 2025	Allowance for Doubtful Accounts
Balance at December 31, 2024	$5,023
Provision for expected credit losses	744
Accounts written off	(465)
Translation and other activity	310
Balance at June 30, 2025	$5,612

(In thousands) Six Months Ended June 30, 2024	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	803
Accounts written off	(752)
Translation and other activity	(149)
Balance at June 30, 2024	$4,275

5.	Inventories

At June 30, 2025, and December 31, 2024, inventories included finished and in-process products totaling $435.3 million and $426.8 million, respectively, and raw materials and supplies of $184.3 million and $173.5 million, respectively.

6.	Debt

On June 13, 2025, the Company entered into a Fourth Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $400 million senior unsecured revolving credit facility, with up to $20 million of the facility being available as a sub-facility for standby and commercial letters of credit and sub-limits of up to $50 million on swing line loans. The Credit Agreement amended and restated the Company’s Third Amended and Restated Credit Agreement to, among other things, (i) increase the aggregate revolving commitment amount from $350 million to $400 million, (ii) increase the incremental revolving commitment from $100 million to $150 million, (iii) extend the maturity of the Company’s revolving credit facility from May 2026 to June 2030, and (iv) modify certain other provisions. Funds are available in U.S. dollars, Euros, English pounds, and other major currencies. Proceeds from the facility will be used to refinance existing indebtedness of the Company, for working capital, and other general corporate purpose needs, including capital expenditures, of the Company.

On June 13, 2025, the Company also amended its term loan agreement with PNC Bank, N.A. to extend the termination date from November 2025 to June 2027.

On June 30, 2025, the Company entered into Amendment No. 12 (Receivables Amendment) to the Receivables Purchase Agreement, dated October 3, 2016. The Receivables Amendment amends the Receivables Purchase Agreement to, among other things, (i) increase the facility limit from $85 million to $105 million and (ii) extend the termination date of the Receivables Purchase Agreement from August 29, 2025 to August 31, 2026.

7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2025 and December 31, 2024. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.9 million and a liability of $0.8 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s long-term debt, including the portions of long-term debt classified as Short-term borrowings on the Company’s Consolidated Balance Sheets, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2025 and December 31, 2024, was $735.3 million and $613.7 million, respectively. The fair value of the long-term debt at June 30, 2025 and December 31, 2024, was $745.9 million and $622.0 million, respectively.

Index
8.	Segment Information

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

Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2025:
Total segment revenue	$203,251	$179,282	$42,744	$-	$425,277
Intersegment revenue	(5,770)	(5,210)	(67)	-	(11,047)
Consolidated revenue from external customers	197,481	174,072	42,677	-	414,230
Cost of products sold	142,625	101,762	25,222	1,789	271,398
Selling and administrative expense	26,350	33,388	8,512	16,876	85,126
Operating income (loss)	28,506	38,922	8,943	(18,665)	57,706
Interest expense					7,391
Earnings before income taxes					$50,315

Assets	843,445	887,924	130,214	342,978	2,204,561
Capital expenditures	14,472	4,959	429	1,321	21,181
Depreciation and amortization	7,676	6,062	570	952	15,260

Three months ended June 30, 2024:
Total segment revenue	$209,213	$167,700	$38,580	$-	$415,493
Intersegment revenue	(7,193)	(4,775)	-	-	(11,968)
Consolidated revenue from external customers	202,020	162,925	38,580	-	403,525
Cost of products sold	149,346	100,349	22,901	207	272,803
Selling and administrative expense	26,465	31,074	7,799	15,727	81,065
Operating income (loss)	26,209	31,502	7,880	(15,934)	49,657
Interest expense					7,653
Earnings before income taxes					$42,004

Assets	763,530	831,381	112,361	287,595	1,994,867
Capital expenditures	4,917	4,842	874	1,187	11,820
Depreciation and amortization	7,638	5,749	617	1,012	15,016

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2025:
Total segment revenue	$396,932	$347,032	$84,645	$-	$828,609
Intersegment revenue	(11,653)	(10,324)	(77)	-	(22,054)
Consolidated revenue from external customers	385,279	336,708	84,568	-	806,555
Cost of products sold	280,559	198,199	49,585	3,603	531,946
Selling and administrative expense	51,225	64,735	16,598	30,815	163,373
Operating income (loss)	53,495	73,774	18,385	(34,418)	111,236
Interest expense					14,732
Earnings before income taxes					$96,504

Assets	843,445	887,924	130,214	342,978	2,204,561
Capital expenditures	27,008	8,481	604	1,942	38,035
Depreciation and amortization	15,316	11,998	1,118	1,902	30,334

Six months ended June 30, 2024:
Total segment revenue	$402,305	$327,725	$78,886	$-	$808,916
Intersegment revenue	(12,263)	(8,436)	(22)	-	(20,721)
Consolidated revenue from external customers	390,042	319,289	78,864	-	788,195
Cost of products sold	288,328	195,352	46,930	314	530,924
Selling and administrative expense	51,827	60,756	15,278	30,347	158,208
Operating income (loss)	49,887	63,181	16,656	(30,661)	99,063
Interest expense					14,698
Earnings before income taxes					$84,365

Assets	763,530	831,381	112,361	287,595	1,994,867
Capital expenditures	9,498	10,059	1,264	2,029	22,850
Depreciation and amortization	15,258	11,189	1,253	2,025	29,725

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2025:
Flavors, Extracts & Flavor Ingredients	$141,736	$-	$-	$141,736
Natural Ingredients	61,515	-	-	61,515
Food & Pharmaceutical Colors	-	136,377	-	136,377
Personal Care	-	42,905	-	42,905
Asia Pacific	-	-	42,744	42,744
Intersegment Revenue	(5,770)	(5,210)	(67)	(11,047)
Total revenue from external customers	$197,481	$174,072	$42,677	$414,230

Three months ended June 30, 2024:
Flavors, Extracts & Flavor Ingredients	$134,749	$-	$-	$134,749
Natural Ingredients	74,464	-	-	74,464
Food & Pharmaceutical Colors	-	125,327	-	125,327
Personal Care	-	42,373	-	42,373
Asia Pacific	-	-	38,580	38,580
Intersegment Revenue	(7,193)	(4,775)	-	(11,968)
Total revenue from external customers	$202,020	$162,925	$38,580	$403,525

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2025:
Flavors, Extracts & Flavor Ingredients	$271,917	$-	$-	$271,917
Natural Ingredients	125,015	-	-	125,015
Food & Pharmaceutical Colors	-	260,977	-	260,977
Personal Care	-	86,055	-	86,055
Asia Pacific	-	-	84,645	84,645
Intersegment Revenue	(11,653)	(10,324)	(77)	(22,054)
Total revenue from external customers	$385,279	$336,708	$84,568	$806,555

Six months ended June 30, 2024:
Flavors, Extracts & Flavor Ingredients	$259,554	$-	$-	$259,554
Natural Ingredients	142,751	-	-	142,751
Food & Pharmaceutical Colors	-	242,385	-	242,385
Personal Care	-	85,340	-	85,340
Asia Pacific	-	-	78,886	78,886
Intersegment Revenue	(12,263)	(8,436)	(22)	(20,721)
Total revenue from external customers	$390,042	$319,289	$78,864	$788,195

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2025:
North America	$152,292	$84,402	$14	$236,708
Europe	33,284	50,686	16	83,986
Asia Pacific	4,722	17,048	41,078	62,848
Other	7,183	21,936	1,569	30,688
Total revenue from external customers	$197,481	$174,072	$42,677	$414,230

Three months ended June 30, 2024:
North America	$156,650	$82,535	$82	$239,267
Europe	32,064	45,825	60	77,949
Asia Pacific	5,103	15,648	37,017	57,768
Other	8,203	18,917	1,421	28,541
Total revenue from external customers	$202,020	$162,925	$38,580	$403,525

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2025:
North America	$301,919	$163,071	$15	$465,005
Europe	61,441	98,409	38	159,888
Asia Pacific	9,244	33,674	81,842	124,760
Other	12,675	41,554	2,673	56,902
Total revenue from external customers	$385,279	$336,708	$84,568	$806,555

Six months ended June 30, 2024:
North America	$303,602	$157,655	$82	$461,339
Europe	64,221	91,987	106	156,314
Asia Pacific	8,809	33,067	75,702	117,578
Other	13,410	36,580	2,974	52,964
Total revenue from external customers	$390,042	$319,289	$78,864	$788,195

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Service cost	$376	$509	$745	$881
Interest cost	455	529	899	930
Expected return on plan assets	(276)	(260)	(541)	(502)
Recognized actuarial gain	(71)	(91)	(143)	(182)
Total defined benefit expense	$484	$687	$960	$1,127

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $39.6 million and $70.3 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025 and 2024, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2025 and December 31, 2024, the total value of the Company’s net investment hedges was $334.9 million and $295.3 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended June 30, 2025 and 2024, the impact of foreign exchange rates on these debt instruments increased debt by $26.8 million and decreased debt by $1.9 million, respectively, which has been recorded as foreign currency translation in OCI. For the six months ended June 30, 2025 and 2024, the impact of foreign exchange rates on these debt instruments increased debt by $39.6 million and decreased debt by $8.5 million, respectively, which has been recorded as foreign currency translation in OCI.

11.	Income Taxes

The effective income tax rates for the three months ended June 30, 2025 and 2024, were 25.3% and 26.4%, respectively. For the six months ended June 30, 2025 and 2024, the effective income tax rates were 25.3% and 26.7%, respectively. The effective tax rates for the three and six months ended June 30, 2025 and 2024 were both impacted by the mix of foreign earnings and changes in estimates associated with the finalization of prior year foreign tax items. The effective tax rates for both the three and six months ended June 30, 2024 were further impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

Index
12.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and six month periods ended June 30, 2025 and 2024:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
Other comprehensive income before reclassifications	1,724	-	52,434	54,158
Amounts reclassified from OCI	(691)	(107)	-	(798)
Balances at June 30, 2025	$723	$(2,455)	$(171,747)	$(173,479)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2025	$509	$(2,402)	$(209,981)	$(211,874)
Other comprehensive income before reclassifications	716	-	38,234	38,950
Amounts reclassified from OCI	(502)	(53)	-	(555)
Balances at June 30, 2025	$723	$(2,455)	$(171,747)	$(173,479)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive loss before reclassifications	(537)	-	(25,163)	(25,700)
Amounts reclassified from OCI	(224)	(136)	-	(360)
Balances at June 30, 2024	$236	$(2,215)	$(196,198)	$(198,177)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2024	$1,477	$(2,147)	$(175,058)	$(175,728)
Other comprehensive loss before reclassifications	(1,239)	-	(21,140)	(22,379)
Amounts reclassified from OCI	(2)	(68)	-	(70)
Balances at June 30, 2024	$236	$(2,215)	$(196,198)	$(198,177)

(1)	Cash Flow Hedges and Pension Items are net of tax.

13.	Commitments and Contingencies

The Company is subject to various claims and litigation arising in the normal course of business. The Company establishes reserves for claims and proceedings when it is probable that liabilities exist, and reasonable estimates of loss can be made. While it is not possible to predict the outcome of these matters, based on our assessment of the facts and circumstances now known, we do not believe that these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

14.	Subsequent Event

On July 24, 2025, the Company announced its quarterly dividend of $0.41 per share would be payable on September 2, 2025.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2025, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $414.2 million and $403.5 million for the three months ended June 30, 2025 and 2024, respectively. Revenue was $806.6 million and $788.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase in revenue for the three and six months ended June 30, 2025 was primarily due to higher selling prices. For the three and six months ended June 30, 2025, the impact of foreign exchange rates increased consolidated revenue by approximately 1% and decreased revenue by approximately 1%, respectively.

Gross Margin
The Company’s gross margin was 34.5% and 32.4% for the three months ended June 30, 2025 and 2024, respectively. The Company’s gross margin was 34.0% and 32.6% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, Portfolio Optimization Plan costs totaling $1.8 million and $3.6 million, respectively, decreased gross margin by 40 and 50 basis points, respectively. Portfolio Optimization Plan costs for the three and six months ended June 30, 2024 had an immaterial impact on gross margin. See Portfolio Optimization Plan below for further information. The Company’s gross margins for the three and six months ended June 30, 2025 were further impacted by the favorable pricing, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.6% and 20.1% for the three months ended June 30, 2025 and 2024, respectively. Selling and administrative expense as a percent of revenue was 20.3% and 20.1% for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $1.6 and $1.5 million, respectively, which increased selling and administrative expenses as a percent of revenue by approximately 40 basis points for each period. For the six months ended June 30, 2025 and 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $2.6 million and $4.3 million, respectively, which increased selling and administrative expenses as a percent of revenue by approximately 40 and 60 basis points, respectively. See Portfolio Optimization Plan below for further information. The remaining increase in selling and administrative expense as a percent of revenue for the three and six months ended June 30, 2025 was primarily due to higher performance-based executive compensation costs incurred in 2025.

Index
Operating Income
Operating income was $57.7 million and $49.7 million for the three months ended June 30, 2025 and 2024, respectively. Operating margins were 13.9% and 12.3% for the three months ended June 30, 2025 and 2024, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 and 40 basis points for the three months ended June 30, 2025 and 2024, respectively. The increase in operating margin was primarily due to the higher selling prices, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2025.

Operating income was $111.2 million and $99.1 million for the six months ended June 30, 2025 and 2024, respectively. Operating margins were 13.8% and 12.6% for the six months ended June 30, 2025 and 2024, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 and 50 basis points for the six months ended June 30, 2025 and 2024, respectively. The increase in operating margin was primarily due to the higher selling prices, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2025.

Interest Expense
Interest expense was $7.4 million and $7.7 million for the three months ended June 30, 2025 and 2024, respectively, and $14.7 million for both the six months ended June 30, 2025 and 2024. The decrease in expense for the three months ended June 30, 2025 was primarily due to a decrease in the average interest rate.

Income Taxes
The effective income tax rates for the three months ended June 30, 2025 and 2024, were 25.3% and 26.4%, respectively. For the six months ended June 30, 2025 and 2024, the effective income tax rates were 25.3% and 26.7%, respectively. The effective tax rates for the three and six months ended June 30, 2025 and 2024 were both impacted by the mix of foreign earnings and changes in estimates associated with the finalization of prior year foreign tax items. The effective tax rates for both the three and six months ended June 30, 2024 were further impacted by the limited tax deductibility of costs related to the Portfolio Optimization Plan.

Acquisition
On February 14, 2025, the Company acquired Biolie SAS, a natural color extraction business located in France. The Company paid $4.9 million in cash for this acquisition, which is net of $0.2 million in debt assumed. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The Company acquired net assets of $0.3 million, with the remaining $4.6 million allocated to goodwill. This business is part of the Color segment.

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

The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025. The Company has substantially completed all other actions contemplated under the Portfolio Optimization Plan in accordance with local laws.

For the three and six months ended June 30, 2025, the Company incurred costs of $3.3 million and $6.2 million, respectively, related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for dual plant operating costs, professional services, non-cash inventory charges, decommissioning costs, and employee separation costs. For the three and six months ended June 30, 2024, the Company incurred costs of $1.8 million and $4.6 million, respectively, related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with decommissioning, employee separation, and impairment of fixed assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	% Change	2025	2024	% Change
Operating Income (GAAP)	$57,706	$49,657	16.2%	$111,236	$99,063	12.3%
Portfolio Optimization Plan costs – Cost of products sold	1,789	207		3,603	314
Portfolio Optimization Plan costs – Selling and administrative expenses	1,550	1,545		2,600	4,250
Adjusted operating income	$61,045	$51,409	18.7%	$117,439	$103,627	13.3%

Net Earnings (GAAP)	$37,587	$30,932	21.5%	$72,049	$61,872	16.4%
Portfolio Optimization Plan costs, before tax	3,339	1,752		6,203	4,564
Tax impact of Portfolio Optimization Plan costs(1)	(815)	(214)		(1,517)	(569)
Adjusted net earnings	$40,111	$32,470	23.5%	$76,735	$65,867	16.5%

Diluted earnings per share (GAAP)	$0.88	$0.73	20.5%	$1.69	$1.46	15.8%
Portfolio Optimization Plan costs, net of tax	0.06	0.04		0.11	0.09
Adjusted diluted earnings per share	$0.94	$0.77	22.1%	$1.80	$1.56	15.4%

Operating Income (GAAP)	$57,706	$49,657	16.2%	$111,236	99,063	12.3%
Depreciation and amortization	15,260	15,016		30,334	29,725
Share-based compensation expense	3,739	2,916		6,639	4,911
Portfolio Optimization Plan costs, before tax	3,339	1,752		6,203	4,564
Adjusted EBITDA	$80,044	$69,341	15.4%	$154,412	$138,263	11.7%

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

Index
The following table summarizes the percentage change for the results of the three and six months ended June 30, 2025, compared to the results for the three and six months ended June 30, 2024, in the respective financial measures.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	(2.8%)	0.4%	N/A	(3.2%)	(1.3%)	(0.4%)	N/A	(0.9%)
Color	6.9%	0.3%	N/A	6.6%	5.9%	(1.5%)	N/A	7.4%
Asia Pacific	10.8%	3.2%	N/A	7.6%	7.3%	1.1%	N/A	6.2%
Total Revenue	2.7%	0.6%	N/A	2.1%	2.3%	(0.8%)	N/A	3.1%

Operating Income
Flavors & Extracts	8.8%	0.2%	0.0%	8.6%	7.2%	(0.3%)	0.0%	7.5%
Color	23.6%	1.5%	0.0%	22.1%	16.8%	(1.0%)	0.0%	17.8%
Asia Pacific	13.5%	5.5%	0.0%	8.0%	10.4%	2.9%	0.0%	7.5%
Corporate & Other	17.1%	0.0%	9.0%	8.1%	12.3%	0.0%	4.2%	8.1%
Total Operating Income	16.2%	1.9%	(2.6%)	16.9%	12.3%	(0.3%)	(1.0%)	13.6%
Diluted Earnings per Share	20.5%	1.3%	(1.6%)	20.8%	15.8%	0.0%	(0.2%)	16.0%
Adjusted EBITDA	15.4%	1.3%	N/A	14.1%	11.7%	(0.4%)	N/A	12.1%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $203.3 million and $209.2 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately 3%. The decrease was a result of lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended June 30, 2025.

Flavors & Extracts segment revenue was $396.9 million and $402.3 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately 1%. The decrease was a result of lower revenue in Natural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Natural Ingredients was due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the six months ended June 30, 2025.

Flavors & Extracts segment operating income was $28.5 million and $26.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 9%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, higher volumes, and lower manufacturing and other costs. The lower segment operating income in Natural Ingredients was primarily due to higher raw material costs and lower volumes, partially offset by higher selling prices. Segment operating income as a percent of revenue was 14.0% in the current quarter compared to 12.5% in the prior year’s comparable quarter. Foreign exchange rates had an immaterial impact on segment operating income for the three months ended June 30, 2025.

Index
Flavors & Extracts segment operating income was $53.5 million and $49.9 million for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately 7%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Natural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, higher volumes, and lower manufacturing and other costs. The lower segment operating income in Natural Ingredients was primarily due to higher raw material costs and lower volumes, partially offset by higher selling prices. Segment operating income as a percent of revenue was 13.5% in the current six month period compared to 12.4% in the prior year’s comparable six month period. Foreign exchange rates had an immaterial impact on segment operating income for the six months ended June 30, 2025.

Color
Segment revenue for the Color segment was $179.3 million and $167.7 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 7%. The increase was primarily a result of higher revenue in Food & Pharmaceutical Colors, primarily due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the three months ended June 30, 2025.

Segment revenue for the Color segment was $347.0 million and $327.7 million for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately 6%. The increase was primarily a result of higher revenue in Food & Pharmaceutical Colors, primarily due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 2%.

Segment operating income for the Color segment was $38.9 million and $31.5 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 24%. The increase in segment operating income was primarily a result of higher operating income in Food & Pharmaceutical Colors, primarily due to higher selling prices and volumes, partially offset by higher raw material costs. Foreign exchange rates increased segment operating income by approximately 2%. Segment operating income as a percent of revenue was 21.7% in the current quarter and 18.8% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $73.8 million and $63.2 million for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately 17%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors, partially offset by lower operating income in Personal Care. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher selling prices and volumes, partially offset by higher raw material and manufacturing and other costs. The lower operating income in Personal Care was primarily due to higher manufacturing and other costs, partially offset by higher selling prices. Foreign exchange rates decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 21.3% in the current six month period and 19.3% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $42.7 million and $38.6 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 11%. The increase was a result of higher selling prices, higher volumes, and the favorable impact of foreign exchange rates that increased segment revenue by approximately 3%.

Segment revenue for the Asia Pacific segment was $84.6 million and $78.9 million for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately 7%. The increase was a result of higher volumes, higher selling prices, and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%.

Segment operating income for the Asia Pacific segment was $8.9 million and $7.9 million for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 14%. The increase was primarily a result of higher selling prices and volumes and the favorable impact of foreign exchange rates that increased segment operating income by approximately 6%, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 20.9% in the current quarter and 20.4% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $18.4 million and $16.7 million for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately 10%. The increase was primarily a result of higher selling prices and volumes and the favorable impact of foreign exchange rates that increased segment operating income by approximately 3%, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 21.7% in the current six month period and 21.1% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $18.7 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, Corporate & Other operating expenses were increased by Portfolio Optimization Plan costs totaling $3.3 million and $1.8 million, respectively. See the Portfolio Optimization Plan section above for further information. The remaining increase in Corporate & Other operating expenses was primarily due to higher performance-based executive compensation costs incurred in 2025.

Index
The Corporate & Other operating expense was $34.4 million and $30.7 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, Corporate & Other operating expenses were increased by Portfolio Optimization Plan costs totaling $6.2 million and $4.6 million, respectively. See the Portfolio Optimization Plan section above for further information. The remaining increase in Corporate & Other operating expenses was primarily due to higher performance-based executive compensation costs incurred in 2025.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2025. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2025 through 2029. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2030.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or six months ended June 30, 2025. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

The United States has recently implemented significant tariffs on imports from a wide range of countries and has announced the possibility of implementing additional, or increasing current, tariffs. These actions, and retaliatory tariffs imposed by other countries on United States exports, have led to significant volatility and uncertainty in global markets. The Company anticipates incurring incremental tariff costs on certain raw materials to produce our products and certain finished goods shipped to customers. However, the Company expects to manage the impact of the increased tariff costs through pricing actions. To the extent the Company is unable to offset the increased tariff costs, or the tariffs negatively impact demand, the Company’s revenue and profitability would be adversely impacted. If additional tariffs are adopted, the Company would incur additional tariff costs that could be material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax reform provisions, such as the extension of certain expiring provisions, modifications to the international tax framework, and the continuation of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Cash Flows from Operating Activities
Net cash provided by operating activities was $39.3 million and $58.9 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash from operating activities was primarily due to an increase in cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2025 compared to 2024 and a decrease in cash provided by inventory during 2025 compared to 2024, partially offset by an increase in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $41.5 million and $22.9 million during the six months ended June 30, 2025 and 2024, respectively. Capital expenditures were $38.0 million and $22.9 million during the six months ended June 30, 2025 and 2024, respectively. In 2025, the Company paid $4.9 million for the acquisition of Biolie SAS.

Cash Flows from Financing Activities
Net cash provided by financing activities was $26.0 million and net cash used in financing activities was $26.1 million for the six months ended June 30, 2025 and 2024, respectively. Net debt increased by $63.3 million and $11.6 million for the six months ended June 30, 2025 and 2024, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support capital expenditure investments during the six months ended June 30, 2025. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $34.7 million were paid during both the six months ended June 30, 2025 and 2024. Total dividends of $0.82 per share were paid for both the six months ended June 30, 2025 and 2024.

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2025. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2025. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2025, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2025, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or six months ended June 30, 2025.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Fourth Amended and Restated Credit Agreement dated as of June 13, 2025	Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2025 (Commission File No. 1-7626)

10.2	Amendment No. 2 to Loan Agreement, dated as of June 13, 2025, between Sensient Technologies Corporation and PNC Bank, National Association.	Exhibit 10.2 to Current Report on Form 8-K filed June 18, 2025 (Commission File No. 1-7626)

10.3	Amendment No. 12 to Receivables Purchase Agreement, dated as of June 30, 2025, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2025 (Commission File No. 1-7626)

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 5, 2025	By:	/s/ John J. Manning
John J. Manning, Senior Vice
President, General Counsel &
Secretary

Date:	August 5, 2025	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President &
Chief Financial Officer