Form 10-Q
period 2025-09-30
SENSIENT TECHNOLOGIES CORP
filed 2025-11-04
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2025
Common Stock, par value $0.10 per share	42,481,950

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$412,109	$392,613	$1,218,664	$1,180,808
Cost of products sold	270,767	262,209	802,713	793,133
Selling and administrative expenses	83,636	79,884	247,009	238,092
Operating income	57,706	50,520	168,942	149,583
Interest expense	7,328	7,696	22,060	22,394
Earnings before income taxes	50,378	42,824	146,882	127,189
Income taxes	13,422	10,134	37,877	32,627
Net earnings	$36,956	$32,690	$109,005	$94,562

Weighted average number of common shares outstanding:
Basic	42,248	42,159	42,231	42,139
Diluted	42,665	42,429	42,570	42,377

Earnings per common share:
Basic	$0.87	$0.78	$2.58	$2.24
Diluted	$0.87	$0.77	$2.56	$2.23

Dividends declared and paid per common share	$0.41	$0.41	$1.23	$1.23

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Comprehensive income	$36,591	$38,257	$162,000	$74,069

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	September 30, 2025 (Unaudited)	December 31, 2024
Current Assets:
Cash and cash equivalents	$42,669	$26,626
Trade accounts receivable	323,387	290,087
Inventories	653,718	600,302
Prepaid expenses and other current assets	51,728	44,871
Fixed assets held for sale	1,595	-

Total current assets	1,073,097	961,886

Other assets	102,312	96,276
Deferred tax assets	65,741	50,387
Intangible assets, net	10,464	11,883
Goodwill	439,438	411,775
Property, Plant, and Equipment:
Land	34,449	32,369
Buildings	361,475	351,171
Machinery and equipment	849,283	804,385
Construction in progress	70,631	43,929
	1,315,838	1,231,854
Less accumulated depreciation	(797,349)	(740,267)
	518,489	491,587

Total assets	$2,209,541	$2,023,794

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$122,878	$139,052
Accrued salaries, wages, and withholdings from employees	39,295	47,470
Other accrued expenses	63,064	52,026
Income taxes	7,674	12,243
Short-term borrowings	777	19,848

Total current liabilities	233,688	270,639

Deferred tax liabilities	15,037	14,607
Other liabilities	42,447	39,540
Accrued employee and retiree benefits	27,031	24,499
Long-term debt	711,177	613,523
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	123,059	117,500
Earnings reinvested in the business	1,838,948	1,782,139
Treasury stock, at cost	(613,398)	(617,210)
Accumulated other comprehensive loss	(173,844)	(226,839)

Total shareholders’ equity	1,180,161	1,060,986

Total liabilities and shareholders’ equity	$2,209,541	$2,023,794

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net earnings	$109,005	$94,562
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	45,890	45,185
Share-based compensation expense	10,584	6,980
Net loss (gain) on assets	166	(210)
Portfolio Optimization Plan costs	2,107	1,406
Deferred income taxes	3,899	(11,117)
Changes in operating assets and liabilities:
Trade accounts receivable	(19,716)	(32,138)
Inventories	(35,609)	14,902
Prepaid expenses and other assets	(9,160)	221
Accounts payable and other accrued expenses	(10,973)	(4,664)
Accrued salaries, wages, and withholdings from employees	(9,781)	16,769
Income taxes	(5,076)	854
Other liabilities	1,927	3,011

Net cash provided by operating activities	83,263	135,761

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(57,788)	(36,088)
Proceeds from sale of assets	397	338
Acquisition of new business	(4,867)	-
Other investing activities	1,260	(1,444)

Net cash used in investing activities	(60,998)	(37,194)

Cash flows from financing activities:
Proceeds from additional borrowings	125,619	134,432
Debt payments	(84,662)	(154,219)
Dividends paid	(52,196)	(52,034)
Other financing activities	(2,648)	(3,317)

Net cash used in financing activities	(13,887)	(75,138)

Effect of exchange rate changes on cash and cash equivalents	7,665	(15,394)

Net increase in cash and cash equivalents	16,043	8,035
Cash and cash equivalents at beginning of period	26,626	28,934

Cash and cash equivalents at end of period	$42,669	$36,969

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

Three Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
				Shares	Amount
Balances at June 30, 2025	$5,396	$119,114	$1,819,488	11,706,566	$(613,398)	$(173,479)	$1,157,121
Net earnings	-	-	36,956	-	-	-	36,956
Other comprehensive loss	-	-	-	-	-	(365)	(365)
Cash dividends paid – $0.41 per share	-	-	(17,496)	-	-	-	(17,496)
Share-based compensation	-	3,945	-	-	-	-	3,945
Balances at September 30, 2025	$5,396	$123,059	$1,838,948	11,706,566	$(613,398)	$(173,844)	$1,180,161

Three Months Ended September 30, 2024
Balances at June 30, 2024	$5,396	$114,730	$1,754,059	11,798,853	$(618,233)	$(198,177)	$1,057,775
Net earnings	-	-	32,690	-	-	-	32,690
Other comprehensive income	-	-	-	-	-	5,567	5,567
Cash dividends paid – $0.41 per share	-	-	(17,349)	-	-	-	(17,349)
Share-based compensation	-	2,069	-	-	-	-	2,069
Non-vested stock issued upon vesting	-	(390)	-	(7,438)	390	-	-
Other	-	(106)	-	3,719	(195)	-	(301)
Balances at September 30, 2024	$5,396	$116,303	$1,769,400	11,795,134	$(618,038)	$(192,610)	$1,080,451

Nine Months Ended September 30, 2025
Balances at December 31, 2024	$5,396	$117,500	$1,782,139	11,779,321	$(617,210)	$(226,839)	$1,060,986
Net earnings	-	-	109,005	-	-	-	109,005
Other comprehensive income	-	-	-	-	-	52,995	52,995
Cash dividends paid – $1.23 per share	-	-	(52,196)	-	-	-	(52,196)
Share-based compensation	-	10,584	-	-	-	-	10,584
Non-vested stock issued upon vesting	-	(4,606)	-	(87,916)	4,606	-	-
Benefit plans	-	394	-	(19,899)	1,043	-	1,437
Other	-	(813)	-	35,060	(1,837)	-	(2,650)
Balances at September 30, 2025	$5,396	$123,059	$1,838,948	11,706,566	$(613,398)	$(173,844)	$1,180,161

Nine Months Ended September 30, 2024
Balances at December 31, 2023	$5,396	$115,941	$1,726,872	11,885,398	$(622,768)	$(172,117)	$1,053,324
Net earnings	-	-	94,562	-	-	-	94,562
Other comprehensive loss	-	-	-	-	-	(20,493)	(20,493)
Cash dividends paid – $1.23 per share	-	-	(52,034)	-	-	-	(52,034)
Share-based compensation	-	6,980	-	-	-	-	6,980
Non-vested stock issued upon vesting	-	(6,283)	-	(119,910)	6,283	-	-
Benefit plans	-	299	-	(21,405)	1,122	-	1,421
Other	-	(634)	-	51,051	(2,675)	-	(3,309)
Balances at September 30, 2024	$5,396	$116,303	$1,769,400	11,795,134	$(618,038)	$(192,610)	$1,080,451

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of September 30, 2025, and the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Index
The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025. As a result, the Company met all of the assets held for sale criteria for the Felinfach land and building assets in June 2025, which have been recorded as the only balance in Fixed assets held for sale on the Company’s Consolidated Balance Sheets. The Company has substantially completed all other actions contemplated under the Portfolio Optimization Plan in accordance with local laws.

The Company recorded $2.5 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheets related to the Portfolio Optimization Plan as of December 31, 2024. The amount of accrued liabilities recorded in Other Accrued Expenses on the Company’s Consolidated Balance Sheets related to the Portfolio Optimization Plan was immaterial as of September 30, 2025. The Company expects the Portfolio Optimization Plan will cost approximately $48 million, of which $44 million has been incurred through September 30, 2025, primarily related to non-cash impairment charges and employee separation costs. We anticipate that the Portfolio Optimization Plan will reduce annual operating costs by approximately $8 million to $10 million, with the full benefit expected to be achieved after 2025. The Company reduced headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended September 30, 2025:

(In thousands)	Flavors & Extracts	Color	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$584	$-	$584
Non-cash charges – Cost of products sold	249	-	249
Employee separation – Selling and administrative expenses	16	-	16
Other production costs – Cost of products sold	400	-	400
Other costs – Selling and administrative expenses(1)	1,955	119	2,074
Total	$3,204	$119	$3,323

(1)	Other costs include professional services, decommissioning costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the nine months ended September 30, 2025:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$701	$-	$-	$701
Non-cash charges – Cost of products sold	1,430	-	-	1,430
Employee separation – Selling and administrative expenses	496	8	-	504
Other production costs – Cost of products sold	2,822	-	-	2,822
Other costs – Selling and administrative expenses(1)	3,683	221	165	4,069
Total	$9,132	$229	$165	$9,526

(1)	Other costs include professional services, decommissioning costs, and other related costs.

Index
The following table summarizes the Portfolio Optimization Plan expenses by segment for the three months ended September 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Employee separation – Selling and administrative expenses	$490	$68	$-	$558
Other production costs – Cost of products sold	209	-	-	209
Other costs – Selling and administrative expenses(1)	447	9	(12)	444
Total	$1,146	$77	$(12)	$1,211

(1)	Other costs include professional services, accelerated depreciation, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the nine months ended September 30, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$1,129	$-	$1,129
Non-cash charges – Cost of products sold	408	(194)	-	214
Employee separation – Selling and administrative expenses	1,341	594	28	1,963
Other production costs – Cost of products sold	309	-	-	309
Other costs – Selling and administrative expenses(1)	1,506	693	(39)	2,160
Total	$3,564	$2,222	$(11)	$5,775

(1)	Other costs include professional services, decommissioning costs, accelerated depreciation, accelerated lease costs, and other related costs.

4.	Trade Accounts Receivable

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

The following table summarizes the changes in the allowance for doubtful accounts during the three and nine month periods ended September 30, 2025 and 2024:

(In thousands) Three Months Ended September 30, 2025	Allowance for Doubtful Accounts
Balance at June 30, 2025	$5,612
Provision for expected credit losses	120
Accounts written off	(344)
Translation and other activity	1
Balance at September 30, 2025	$5,389

(In thousands) Three Months Ended September 30, 2024	Allowance for Doubtful Accounts
Balance at June 30, 2024	$4,275
Provision for expected credit losses	410
Accounts written off	(56)
Translation and other activity	71
Balance at September 30, 2024	$4,700

Index
(In thousands) Nine Months Ended September 30, 2025	Allowance for Doubtful Accounts
Balance at December 31, 2024	$5,023
Provision for expected credit losses	864
Accounts written off	(809)
Translation and other activity	311
Balance at September 30, 2025	$5,389

(In thousands) Nine Months Ended September 30, 2024	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	1,213
Accounts written off	(808)
Translation and other activity	(78)
Balance at September 30, 2024	$4,700

5.	Inventories

At September 30, 2025, and December 31, 2024, inventories included finished and in-process products totaling $472.0 million and $426.8 million, respectively, and raw materials and supplies of $181.7 million and $173.5 million, respectively.

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

On June 13, 2025, the Company also amended its term loan agreement with PNC Bank, N.A. to extend the maturity date from November 2025 to June 2027.

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

On November 3, 2025, the Company entered into an Amended and Restated Consolidated Note Purchase and Master Note Agreement (Master Note Agreement) with the purchasers named therein. The Master Note Agreement consolidates all existing senior note purchase agreements of the Company into a single senior note purchase agreement and concurrently amends and restates the note purchase agreement to be in the form of the Master Note Agreement. The Master Note Agreement provides a framework for the issuance of up to an aggregate of $825 million of notes, including the existing outstanding senior notes, with a three-year draw period, but does not include commitments by any purchaser to purchase additional notes beyond those already outstanding. The notes drawn during this period can have maturity dates up to 12 years from the date of issuance.

On November 3, 2025, the Company issued $60 million of U.S. dollar-denominated senior notes under the Master Note Agreement, maturing in November 2029 and bearing an interest rate of 4.83%. The proceeds were used to repay the Company’s existing $25 million 4.19% senior notes due November 1, 2025 and £25 million 2.76% senior notes due November 1, 2025.

Index
7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of September 30, 2025 and December 31, 2024. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.7 million and a liability of $0.8 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s long-term debt, including the portions of long-term debt classified as Short-term borrowings on the Company’s Consolidated Balance Sheets, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at September 30, 2025 and December 31, 2024, was $711.4 million and $613.7 million, respectively. The fair value of the long-term debt at September 30, 2025 and December 31, 2024, was $722.2 million and $622.0 million, respectively.

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

In the third quarter of 2025, the Company changed the name of its Natural Ingredients product line to Agricultural Ingredients within the Flavors & Extracts segment to clearly distinguish it from the natural color activities within the Food & Pharmaceutical Colors product line within the Color segment.

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

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended September 30, 2025:
Total segment revenue	$202,970	$178,156	$42,082	$-	$423,208
Intersegment revenue	(5,973)	(4,995)	(131)	-	(11,099)
Consolidated revenue from external customers	196,997	173,161	41,951	-	412,109
Cost of products sold	143,055	102,828	24,235	649	270,767
Selling and administrative expense	25,904	32,599	8,175	16,958	83,636
Operating income (loss)	28,038	37,734	9,541	(17,607)	57,706
Interest expense					7,328
Earnings before income taxes					$50,378

Assets	884,996	886,367	129,655	308,523	2,209,541
Capital expenditures	10,648	7,196	584	1,325	19,753
Depreciation and amortization	7,736	6,249	604	967	15,556

Three months ended September 30, 2024:
Total segment revenue	$203,279	$162,080	$41,778	$-	$407,137
Intersegment revenue	(9,057)	(5,408)	(59)	-	(14,524)
Consolidated revenue from external customers	194,222	156,672	41,719	-	392,613
Cost of products sold	141,699	95,852	24,449	209	262,209
Selling and administrative expense	26,661	31,014	7,963	14,246	79,884
Operating income (loss)	25,862	29,806	9,307	(14,455)	50,520
Interest expense					7,696
Earnings before income taxes					$42,824

Assets	774,896	844,165	129,904	293,647	2,042,612
Capital expenditures	7,229	4,049	371	1,589	13,238
Depreciation and amortization	7,576	6,236	623	1,025	15,460

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Nine months ended September 30, 2025:
Total segment revenue	$599,902	$525,188	$126,727	$-	$1,251,817
Intersegment revenue	(17,626)	(15,319)	(208)	-	(33,153)
Consolidated revenue from external customers	582,276	509,869	126,519	-	1,218,664
Cost of products sold	423,614	301,027	73,820	4,252	802,713
Selling and administrative expense	77,129	97,334	24,773	47,773	247,009
Operating income (loss)	81,533	111,508	27,926	(52,025)	168,942
Interest expense					22,060
Earnings before income taxes					$146,882

Assets	884,996	886,367	129,655	308,523	2,209,541
Capital expenditures	37,655	15,677	1,188	3,268	57,788
Depreciation and amortization	23,052	18,247	1,722	2,869	45,890

Nine months ended September 30, 2024:
Total segment revenue	$605,584	$489,805	$120,664	$-	$1,216,053
Intersegment revenue	(21,320)	(13,844)	(81)	-	(35,245)
Consolidated revenue from external customers	584,264	475,961	120,583	-	1,180,808
Cost of products sold	430,027	291,204	71,379	523	793,133
Selling and administrative expense	78,488	91,770	23,241	44,593	238,092
Operating income (loss)	75,749	92,987	25,963	(45,116)	149,583
Interest expense					22,394
Earnings before income taxes					$127,189

Assets	774,896	844,165	129,904	293,647	2,042,612
Capital expenditures	16,727	14,108	1,635	3,618	36,088
Depreciation and amortization	22,834	17,425	1,876	3,050	45,185

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2025:
Flavors, Extracts & Flavor Ingredients	$136,831	$-	$-	$136,831
Agricultural Ingredients	66,139	-	-	66,139
Food & Pharmaceutical Colors	-	133,548	-	133,548
Personal Care	-	44,608	-	44,608
Asia Pacific	-	-	42,082	42,082
Intersegment Revenue	(5,973)	(4,995)	(131)	(11,099)
Total revenue from external customers	$196,997	$173,161	$41,951	$412,109

Three months ended September 30, 2024:
Flavors, Extracts & Flavor Ingredients	$128,990	$-	$-	$128,990
Agricultural Ingredients	74,289	-	-	74,289
Food & Pharmaceutical Colors	-	118,883	-	118,883
Personal Care	-	43,197	-	43,197
Asia Pacific	-	-	41,778	41,778
Intersegment Revenue	(9,057)	(5,408)	(59)	(14,524)
Total revenue from external customers	$194,222	$156,672	$41,719	$392,613

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2025:
Flavors, Extracts & Flavor Ingredients	$408,748	$-	$-	$408,748
Agricultural Ingredients	191,154	-	-	191,154
Food & Pharmaceutical Colors	-	394,525	-	394,525
Personal Care	-	130,663	-	130,663
Asia Pacific	-	-	126,727	126,727
Intersegment Revenue	(17,626)	(15,319)	(208)	(33,153)
Total revenue from external customers	$582,276	$509,869	$126,519	$1,218,664

Nine months ended September 30, 2024:
Flavors, Extracts & Flavor Ingredients	$388,544	$-	$-	$388,544
Agricultural Ingredients	217,040	-	-	217,040
Food & Pharmaceutical Colors	-	361,268	-	361,268
Personal Care	-	128,537	-	128,537
Asia Pacific	-	-	120,664	120,664
Intersegment Revenue	(21,320)	(13,844)	(81)	(35,245)
Total revenue from external customers	$584,264	$475,961	$120,583	$1,180,808

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended September 30, 2025:
North America	$154,755	$84,367	$41	$239,163
Europe	31,824	50,270	9	82,103
Asia Pacific	3,743	16,774	41,483	62,000
Other	6,675	21,750	418	28,843
Total revenue from external customers	$196,997	$173,161	$41,951	$412,109

Three months ended September 30, 2024:
North America	$152,753	$78,187	$15	$230,955
Europe	30,908	37,089	32	68,029
Asia Pacific	4,500	16,477	40,101	61,078
Other	6,061	24,919	1,571	32,551
Total revenue from external customers	$194,222	$156,672	$41,719	$392,613

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Nine months ended September 30, 2025:
North America	$456,674	$247,438	$56	$704,168
Europe	93,265	148,679	47	241,991
Asia Pacific	12,987	50,448	123,325	186,760
Other	19,350	63,304	3,091	85,745
Total revenue from external customers	$582,276	$509,869	$126,519	$1,218,664

Nine months ended September 30, 2024:
North America	$456,355	$235,842	$97	$692,294
Europe	95,129	129,076	138	224,343
Asia Pacific	13,309	49,544	115,803	178,656
Other	19,471	61,499	4,545	85,515
Total revenue from external customers	$584,264	$475,961	$120,583	$1,180,808

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Service cost	$381	$430	$1,126	$1,311
Interest cost	461	459	1,360	1,389
Expected return on plan assets	(280)	(252)	(821)	(754)
Recognized actuarial gain	(70)	(91)	(213)	(273)
Total defined benefit expense	$492	$546	$1,452	$1,673

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $16.5 million and $70.3 million of forward exchange contracts designated as cash flow hedges outstanding as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. For the nine months ended September 30, 2025, a gain of $1.1 million was reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period. For the nine months ended September 30, 2024, the amount reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period was not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Index
Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of September 30, 2025 and December 31, 2024, the total value of the Company’s net investment hedges was $332.8 million and $295.3 million, respectively. These net investment hedges included Euro and British Pound denominated long-term debt. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Other Comprehensive Income (OCI). For the three months ended September 30, 2025 and 2024, the impact of foreign exchange rates on these debt instruments decreased debt by $2.1 million and increased debt by $12.6 million, respectively, which has been recorded as foreign currency translation in OCI. For the nine months ended September 30, 2025 and 2024, the impact of foreign exchange rates on these debt instruments increased debt by $37.5 million and $4.1 million, respectively, which has been recorded as foreign currency translation in OCI.

11.	Income Taxes

The effective income tax rates for the three months ended September 30, 2025 and 2024, were 26.6% and 23.7%, respectively. For the nine months ended September 30, 2025 and 2024, the effective income tax rates were 25.8% and 25.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were impacted by the mix of foreign earnings, changes in estimates associated with the finalization of prior year foreign tax items, and the limited tax deductibility of costs related to the Portfolio Optimization Plan.

12.	Accumulated Other Comprehensive Income

The following table summarizes the changes in OCI during the three and nine month periods ended September 30, 2025 and 2024:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
Other comprehensive income before reclassifications	1,946	-	52,321	54,267
Amounts reclassified from OCI	(1,113)	(159)	-	(1,272)
Balances at September 30, 2025	$523	$(2,507)	$(171,860)	$(173,844)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2025	$723	$(2,455)	$(171,747)	$(173,479)
Other comprehensive income (loss) before reclassifications	222	-	(113)	109
Amounts reclassified from OCI	(422)	(52)	-	(474)
Balances at September 30, 2025	$523	$(2,507)	$(171,860)	$(173,844)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive loss before reclassifications	(843)	-	(19,446)	(20,289)
Amounts reclassified from OCI	-	(204)	-	(204)
Balances at September 30, 2024	$154	$(2,283)	$(190,481)	$(192,610)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at June 30, 2024	$236	$(2,215)	$(196,198)	$(198,177)
Other comprehensive (loss) income before reclassifications	(306)	-	5,717	5,411
Amounts reclassified from OCI	224	(68)	-	156
Balances at September 30, 2024	$154	$(2,283)	$(190,481)	$(192,610)

(1)	Cash Flow Hedges and Pension Items are net of tax.

Index
13.	Commitments and Contingencies

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

On October 30, 2025, the Company announced its quarterly dividend of $0.41 per share would be payable on December 1, 2025.

On November 3, 2025, the Company (i) entered into an Amended and Restated Consolidated Note Purchase and Master Note Agreement (Master Note Agreement) and (ii) issued $60 million of U.S. dollar-denominated senior notes under the Master Note Agreement. See Note 6, Debt, for further details.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after September 30, 2025, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $412.1 million and $392.6 million for the three months ended September 30, 2025 and 2024, respectively. Revenue was $1.22 billion and $1.18 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in revenue for the three and nine months ended September 30, 2025 was primarily due to higher selling prices. For the three months ended September 30, 2025, the impact of foreign exchange rates increased consolidated revenue by approximately 2%. Foreign exchange rates had an immaterial impact on consolidated revenue for the nine months ended September 30, 2025.

Gross Margin
The Company’s gross margin was 34.3% and 33.2% for the three months ended September 30, 2025 and 2024, respectively. The Company’s gross margin was 34.1% and 32.8% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, Portfolio Optimization Plan costs totaling $0.6 million and $4.3 million, respectively, decreased gross margin by 20 and 40 basis points, respectively. Portfolio Optimization Plan costs for the three and nine months ended September 30, 2024 had an immaterial impact on gross margin. See Portfolio Optimization Plan below for further information. The Company’s gross margins for the three and nine months ended September 30, 2025 were further impacted by the favorable pricing, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.3% for each of the three months ended September 30, 2025 and 2024. Selling and administrative expense as a percent of revenue was 20.3% and 20.2% for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $2.7 and $1.0 million, respectively, which increased selling and administrative expenses as a percent of revenue by approximately 70 and 20 basis points, respectively. For each of the nine months ended September 30, 2025 and 2024, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $5.3 million, which increased selling and administrative expenses as a percent of revenue by approximately 50 basis points. See Portfolio Optimization Plan below for further information. The remaining increase, excluding the Portfolio Optimization Plan costs, in selling and administrative expense as a percent of revenue for the three and nine months ended September 30, 2025 was primarily due to higher performance-based executive compensation costs incurred in 2025.

Index
Operating Income
Operating income was $57.7 million and $50.5 million for the three months ended September 30, 2025 and 2024, respectively. Operating margins were 14.0% and 12.9% for the three months ended September 30, 2025 and 2024, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 and 30 basis points for the three months ended September 30, 2025 and 2024, respectively. The increase in operating margin was primarily due to the higher selling prices, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2025.

Operating income was $168.9 million and $149.6 million for the nine months ended September 30, 2025 and 2024, respectively. Operating margins were 13.9% and 12.7% for the nine months ended September 30, 2025 and 2024, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 70 and 50 basis points for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating margin was primarily due to the higher selling prices, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2025.

Interest Expense
Interest expense was $7.3 million and $7.7 million for the three months ended September 30, 2025 and 2024, respectively, and $22.1 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in expense for the three and nine months ended September 30, 2025 was primarily due to a decrease in the average interest rate.

Income Taxes
The effective income tax rates for the three months ended September 30, 2025 and 2024, were 26.6% and 23.7%, respectively. For the nine months ended September 30, 2025 and 2024, the effective income tax rates were 25.8% and 25.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were both impacted by the mix of foreign earnings, changes in estimates associated with the finalization of prior year foreign tax items, and the limited tax deductibility of costs related to the Portfolio Optimization Plan.

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

For the three and nine months ended September 30, 2025, the Company incurred costs of $3.3 million and $9.5 million, respectively, related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for dual plant operating costs, professional services, non-cash inventory charges, decommissioning costs, and employee separation costs. For the three and nine months ended September 30, 2024, the Company incurred costs of $1.2 million and $5.8 million, respectively, related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for costs associated with employee separation, decommissioning, impairment of fixed assets, and professional services.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	% Change	2025	2024	% Change
Operating Income (GAAP)	$57,706	$50,520	14.2%	$168,942	$149,583	12.9%
Portfolio Optimization Plan costs – Cost of products sold	649	209		4,252	523
Portfolio Optimization Plan costs – Selling and administrative expenses	2,674	1,002		5,274	5,252
Adjusted operating income	$61,029	$51,731	18.0%	$178,468	$155,358	14.9%

Net Earnings (GAAP)	$36,956	$32,690	13.0%	$109,005	$94,562	15.3%
Portfolio Optimization Plan costs, before tax	3,323	1,211		9,526	5,775
Tax impact of Portfolio Optimization Plan costs(1)	649	(17)		(868)	(586)
Adjusted net earnings	$40,928	$33,884	20.8%	$117,663	$99,751	18.0%

Diluted earnings per share (GAAP)	$0.87	$0.77	13.0%	$2.56	$2.23	14.8%
Portfolio Optimization Plan costs, net of tax	0.09	0.03		0.20	0.12
Adjusted diluted earnings per share	$0.96	$0.80	20.0%	$2.76	$2.35	17.4%

Operating Income (GAAP)	$57,706	$50,520	14.2%	$168,942	149,583	12.9%
Depreciation and amortization	15,556	15,460		45,890	45,185
Share-based compensation expense	3,945	2,069		10,584	6,980
Portfolio Optimization Plan costs, before tax	3,323	1,211		9,526	5,775
Adjusted EBITDA	$80,530	$69,260	16.3%	$234,942	$207,523	13.2%

(1)	Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Portfolio Optimization Plan costs are discussed under “Portfolio Optimization Plan” above and Note 3, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

Index
The following table summarizes the percentage change for the results of the three and nine months ended September 30, 2025, compared to the results for the three and nine months ended September 30, 2024, in the respective financial measures.

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	(0.2%)	1.0%	N/A	(1.2%)	(0.9%)	0.1%	N/A	(1.0%)
Color	9.9%	2.0%	N/A	7.9%	7.2%	(0.4%)	N/A	7.6%
Asia Pacific	0.7%	1.0%	N/A	(0.3%)	5.0%	1.1%	N/A	3.9%
Total Revenue	5.0%	1.5%	N/A	3.5%	3.2%	0.0%	N/A	3.2%

Operating Income
Flavors & Extracts	8.4%	0.6%	0.0%	7.8%	7.6%	0.0%	0.0%	7.6%
Color	26.6%	2.8%	0.0%	23.8%	19.9%	0.2%	0.0%	19.7%
Asia Pacific	2.5%	2.3%	0.0%	0.2%	7.6%	2.7%	0.0%	4.9%
Corporate & Other	21.8%	0.0%	13.9%	7.9%	15.3%	0.0%	7.3%	8.0%
Total Operating Income	14.2%	2.4%	(3.9%)	15.7%	12.9%	0.6%	(2.0%)	14.3%
Diluted Earnings per Share	13.0%	2.6%	(7.1%)	17.5%	14.8%	0.5%	(2.3%)	16.6%
Adjusted EBITDA	16.3%	2.0%	N/A	14.3%	13.2%	0.4%	N/A	12.8%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $203.0 million and $203.3 million for the three months ended September 30, 2025 and 2024, respectively. Lower revenue in Agricultural Ingredients was substantially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Agricultural Ingredients was due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was due to higher selling prices and volumes and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%.

Flavors & Extracts segment revenue was $599.9 million and $605.6 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately 1%. The decrease was a result of lower revenue in Agricultural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Agricultural Ingredients was due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher volumes and selling prices. Foreign exchange rates had an immaterial impact on segment revenue for the nine months ended September 30, 2025.

Flavors & Extracts segment operating income was $28.0 million and $25.9 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately 8%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Agricultural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and volumes. The lower segment operating income in Agricultural Ingredients was primarily due to higher raw material costs and lower volumes, partially offset by higher selling prices. Segment operating income as a percent of revenue was 13.8% in the current quarter compared to 12.7% in the prior year’s comparable quarter. Foreign exchange rates increased segment operating income by approximately 1% for the three months ended September 30, 2025.

Index
Flavors & Extracts segment operating income was $81.5 million and $75.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately 8%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Agricultural Ingredients. The higher segment operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, higher volumes, and lower manufacturing and other costs. The lower segment operating income in Agricultural Ingredients was primarily due to higher raw material costs and lower volumes, partially offset by higher selling prices. Segment operating income as a percent of revenue was 13.6% in the current nine month period compared to 12.5% in the prior year’s comparable nine month period. Foreign exchange rates had an immaterial impact on segment operating income for the nine months ended September 30, 2025.

Color
Segment revenue for the Color segment was $178.2 million and $162.1 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately 10%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care.  The higher revenue in Food & Pharmaceutical Colors was due to higher volumes and selling prices and the favorable impact of foreign exchange rates.  The higher revenue in Personal Care was primarily due to the favorable impact of foreign exchange rates, partially offset by lower volumes. Foreign exchange rates increased segment revenue by approximately 2% for the three months ended September 30, 2025.

Segment revenue for the Color segment was $525.2 million and $489.8 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately 7%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care.  The higher revenue in Food & Pharmaceutical Colors was due to higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates. The higher revenue in Personal Care was primarily due to higher selling prices, partially offset by lower volumes. Foreign exchange rates had an immaterial impact on segment revenue for the nine months ended September 30, 2025.

Segment operating income for the Color segment was $37.7 million and $29.8 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately 27%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors, partially offset by lower operating income in Personal Care. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher selling prices, favorable product mix, and higher volumes, partially offset by higher raw material and manufacturing and other costs. The lower operating income in Personal Care was primarily due to higher raw material costs. Foreign exchange rates increased segment operating income by approximately 3%. Segment operating income as a percent of revenue was 21.2% in the current quarter and 18.4% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $111.5 million and $93.0 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately 20%. The increase in segment operating income was a result of higher operating income in Food & Pharmaceutical Colors, partially offset by lower operating income in Personal Care. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher selling prices, favorable product mix, and higher volumes, partially offset by higher raw material and manufacturing and other costs. The lower operating income in Personal Care was primarily due to higher raw material and manufacturing and other costs, partially offset by higher selling prices. Foreign exchange rates had an immaterial impact on segment operating income for the nine months ended September 30, 2025. Segment operating income as a percent of revenue was 21.2% in the current nine month period and 19.0% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $42.1 million and $41.8 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately 1%, primarily from the favorable impact of foreign exchange rates.

Segment revenue for the Asia Pacific segment was $126.7 million and $120.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately 5%. The increase was a result of higher selling prices, higher volumes, and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%.

Segment operating income for the Asia Pacific segment was $9.5 million and $9.3 million for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately 3%. Foreign exchange rates increased segment operating income by approximately 2%. Segment operating income as a percent of revenue was 22.7% in the current quarter and 22.3% in the prior year’s comparable quarter.

Index
Segment operating income for the Asia Pacific segment was $27.9 million and $26.0 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately 8%. The increase was primarily a result of higher selling prices and volumes and the favorable impact of foreign exchange rates that increased segment operating income by approximately 3%, partially offset by higher raw material and manufacturing and other costs. Segment operating income as a percent of revenue was 22.0% in the current nine month period and 21.5% in the prior year’s comparable period.

Corporate & Other
The Corporate & Other operating expense was $17.6 million and $14.5 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, Corporate & Other operating expenses were increased by Portfolio Optimization Plan costs totaling $3.3 million and $1.2 million, respectively. See the Portfolio Optimization Plan section above for further information. The remaining increase in Corporate & Other operating expenses was primarily due to higher performance-based executive compensation costs incurred in 2025.

The Corporate & Other operating expense was $52.0 million and $45.1 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, Corporate & Other operating expenses were increased by Portfolio Optimization Plan costs totaling $9.5 million and $5.8 million, respectively. See the Portfolio Optimization Plan section above for further information. The remaining increase in Corporate & Other operating expenses was primarily due to higher performance-based executive compensation costs incurred in 2025.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of September 30, 2025. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations and debt. The Company has various series of notes outstanding that mature from 2025 through 2029. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2030.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three or nine months ended September 30, 2025. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax reform provisions, such as the extension of certain expiring provisions, modifications to the international tax framework, and the continuation of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These provisions did not have a material impact on our effective tax rate for the three or nine months ended September 30, 2025. We will continue to assess the OBBBA tax provisions and their impacts on our consolidated financial statements.

Cash Flows from Operating Activities
Net cash provided by operating activities was $83.3 million and $135.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in cash used by inventory during 2025 compared to 2024 and an increase in cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2025 compared to 2024, partially offset by an increase in cash provided by accounts receivable.

Index
Cash Flows from Investing Activities
Net cash used in investing activities was $61.0 million and $37.2 million during the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures were $57.8 million and $36.1 million during the nine months ended September 30, 2025 and 2024, respectively. In 2025, the Company paid $4.9 million for the acquisition of Biolie SAS.

Cash Flows from Financing Activities
Net cash used in financing activities was $13.9 million and $75.1 million for the nine months ended September 30, 2025 and 2024, respectively. Net debt increased by $41.0 million and decreased by $19.8 million for the nine months ended September 30, 2025 and 2024, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support capital expenditure investments during the nine months ended September 30, 2025. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $52.2 million and $52.0 million were paid during the nine months ended September 30, 2025 and 2024, respectively. Total dividends of $1.23 per share were paid for both the nine months ended September 30, 2025 and 2024.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2025. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended September 30, 2025. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of September 30, 2025, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of September 30, 2025, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or nine months ended September 30, 2025.

Index
ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amended and Restated Consolidated Note Purchase and Master Note Agreement
On November 3, 2025, the Company entered into an Amended and Restated Consolidated Note Purchase and Master Note Agreement (Master Note Agreement) with the purchasers named therein. The Master Note Agreement consolidates all existing senior note purchase agreements of the Company into a single senior note purchase agreement and concurrently amends and restates the note purchase agreement to be in the form of the Master Note Agreement. The Master Note Agreement provides a framework for the issuance of up to an aggregate of $825 million of notes, including the existing outstanding senior notes, with a three-year draw period, but does not include commitments by any purchaser to purchase additional notes beyond those already outstanding. The notes drawn during this period can have maturity dates up to 12 years from the date of issuance.

The Master Note Agreement contains substantially similar restrictions, covenants, and events of default as the existing note purchase agreements except, among other things, the Company may incur a leverage ratio of up to 4.00 to 1.00 for three succeeding fiscal quarters in the event of a material acquisition (previously was 3.75 to 1.00) (the Leverage Holiday) with an increase of up to 75 basis points in the interest rate payable on any outstanding notes.

Also on November 3, 2025, the Company issued $60 million of U.S. dollar-denominated four-year 4.83% senior notes (collectively, the New Notes).  The New Notes bear interest on the unpaid principal amount from the date of issuance, payable semi-annually, in May and November in each year and on the maturity date of the New Notes. Funds were received on November 3, 2025, and the proceeds were used to repay the Company’s existing $25 million 4.19% Senior Notes, due November 1, 2025, and £25 million 2.76% Senior Notes, due November 1, 2025.

The New Notes are subject to the restrictions, events of default, and covenants of the Master Note Agreement, including, among other things, the requirement to limit its leverage ratio as of the end of each fiscal quarter to no more than 3.50 to 1.00, subject to the Leverage Holiday. In addition, the Company may not permit its ratio of EBITDA to interest expense to be less than 3.00 to 1.00 as of the end of any fiscal quarter. The New Notes are subject to events of default that are customary in these types of arrangements.

The Company may, at its option, prepay at any time all, or from time to time any part of, the New Notes, in an amount not less than $1,000,000 or such lesser amount as shall be outstanding, at 100% of the principal amount so prepaid, together with interest accrued thereon to the date of the prepayment, and the make-whole and swap breakage amounts specified in the Master Note Agreement, each determined for the prepayment date with respect to the principal amount.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Master Note Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1	Amended and Restated Consolidated Note Purchase and Master Note Agreement dated as of November 3, 2025		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	November 4, 2025	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	November 4, 2025	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President & Chief Financial Officer