Form 10-K
period 2025-12-31
SENSIENT TECHNOLOGIES CORP
filed 2026-02-13
CIK 310142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 30, 2025, was $4,117,864,471. For purposes of this computation only, the registrant’s directors and executive officers were considered to be affiliates of the registrant. Such characterization shall not be construed to be an admission or determination for any other purpose that such persons are affiliates of the registrant.

There were 42,506,700 shares of Common Stock outstanding as of February 3, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

SENSIENT TECHNOLOGIES CORPORATION—FORM 10-K FOR YEAR ENDED DECEMBER 31, 2025 INDEX

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after December 31, 2025, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed below under the heading “Risk Factors” and under Part II, including the critical accounting estimates set forth under the heading “CRITICAL ACCOUNTING ESTIMATES” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

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

Additional information related to the Company’s use of non-GAAP financial measures and restructuring and other costs, including the Portfolio Optimization Plan costs, that have been excluded from the non-GAAP financial measures, and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are available below in Item 7 under the section titled “NON-GAAP FINANCIAL MEASURES.”

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

The Company can also be reached at its website at www.sensient.com. The Company’s web address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. The Company makes available free of charge on its website its proxy statement, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with or furnished to the Commission. Charters for the Audit, Compensation and Development, Nominating and Corporate Governance, and Executive Committees of the Company’s Board of Directors, as well as the Company’s Code of Conduct, Corporate Governance Guidelines, Policy Relating to Recovery of Erroneously Awarded Compensation, and Non-Employee Directors and Executive Officers Stock Ownership Guidelines are available on the Company’s website. These documents are also available in print to any shareholder, free of charge, upon request. If there are any amendments to the Code of Conduct, or if waivers from it are granted for executive officers or directors, those amendments or waivers also will be posted on the Company’s website.

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

The Company’s principal products include:

●	flavors, flavor enhancers, ingredients, extracts, bionutrients, and essential oils;

●	dehydrated vegetables and other food ingredients;

●	natural and synthetic food and beverage colors;

●	personal care colors and ingredients;

●	pharmaceutical and nutraceutical colors, excipients, and ingredients; and

●	technical colors, specialty colors, and specialty dyes and pigments.

For 2025, the Company’s three reportable segments were the Flavors & Extracts Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs, and certain other costs are included in the “Corporate & Other” category as described in this report. Financial information regarding the Company’s three reportable segments and the operations included within Corporate & Other is set forth in Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements included in this report.

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

Index
Flavors & Extracts Group

The Company is a global developer, manufacturer, and supplier of flavor systems for the food, beverage, and personal care industries. The Company’s flavor formulations are used in many of the world’s best-known consumer products. Under the unified brand names of Sensient Flavors and Sensient Agricultural Ingredients, the Group is a supplier to multinational and regional companies. During 2025, the Company changed the name of its Sensient Natural Ingredients product line to Sensient Agricultural Ingredients to clearly distinguish it from the natural color activities within the Food & Pharmaceutical Colors product line within the Color Group.

The Flavors & Extracts Group produces flavor, extract, and essential oil products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. This Group includes the Company’s Agricultural Ingredients business, which produces dehydrated garlic, onion, and other agricultural ingredients for food processors. The main products of the Group are systems products, including flavor-delivery systems, taste modulation systems, and compounded and blended products. In addition, the Group has strong positions in selected ingredient products such as natural and synthetic flavors, natural extracts, and essential oils. The Group serves food and non-food industries. In food industries, markets include savory, beverage, and sweet flavors, as well as certain bioingredients. In non-food industries, the Group supplies essential oil products to the personal, homecare, and bioingredients markets.

Operating through its Agricultural Ingredients business, the Company believes it is the second largest producer (by sales) of dehydrated onion and garlic products in the United States. The Company is also one of the largest producers and distributors of chili powder, paprika, chili pepper, and parsley. The Company sells dehydrated products to food manufacturers for use as ingredients and also for repackaging under private labels for sale to the retail market, quick service restaurants, and to the food service industry. The dehydration technologies utilized by our Agricultural Ingredients business permit fast and effective rehydration of ingredients used in many of today’s popular convenience foods.

As of December 31, 2025, the Group’s principal manufacturing plants are located in California, Illinois, Michigan, Wisconsin, New Mexico, Belgium, Costa Rica, Mexico, Germany, and the United Kingdom.

Color Group

The Company is a developer, manufacturer, and supplier of colors for businesses worldwide. The Company provides natural and synthetic color systems for use in foods, beverages, pharmaceuticals, and nutraceuticals; colors and other ingredients such as active ingredients, solubilizers, and surface treated pigments for personal care; pharmaceutical and nutraceutical excipients, such as colors, flavors, and coatings; and technical colors for industrial applications.

The Company believes that it is one of the world’s largest producers (by sales) of natural and synthetic colors, and that it is the world’s largest manufacturer (by sales) of certified food colors. The Company sells its natural and synthetic colors to domestic and international producers of beverages, bakery products, processed foods, confections, pet foods, personal care, pharmaceuticals, and nutraceuticals. The Company also makes industrial colors and other dyes and pigments used in a variety of non-food applications.

As of December 31, 2025, the Group’s principal manufacturing plants are located in Missouri, Brazil, Canada, China, France, Germany, Italy, Mexico, Peru, Turkey, and the United Kingdom.

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

The Company believes that its advanced process technology, state-of-the-art laboratory facilities and equipment, world-class application chemists, redundant manufacturing capabilities, agronomy and sourcing program, and complete range of natural and synthetic color products constitute the basis for its market leadership position. Given its broad portfolio of natural colors and applications capabilities, the Company believes it has the capability to successfully adapt to any regulatory restrictions on synthetic colors.

Index
In 2025, the process of converting the United States food market from synthetic to natural colors gained significant momentum as a result of legislative action in various states, political support from the Trump administration, and announcements of commitments to eliminate synthetic food colorants by several major United States companies. As a result of the aforementioned developments, the Company is in the process of accelerating its efforts to enable the conversion of its synthetic food color business in North America (of approximately $100 million in revenue) to natural colors. Because much more natural color is generally needed to replicate the appearance of a synthetic color in an existing product, this conversion activity presents major opportunities for the Company and requires increased commercial and R&D activity to support customers and significant investment around the world to increase the Company’s production capacity, optimize and expand its product portfolio, and build a resilient supply chain. The Company has significantly invested in building its natural color capabilities over the last 15 years and continues to make significant capital investments to meet this opportunity.

Asia Pacific Group

The Asia Pacific Group focuses on marketing the Company’s diverse product lines in the Pacific Rim and India under the Sensient name. Through these operations, the Company offers a full range of products from its Flavors & Extracts Group and Color Group as well as products developed by regional technical teams to appeal to local preferences.

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

Corporate

Corporate provides management, administrative, and support services to the Company from its headquarters in Milwaukee, Wisconsin. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs, are included in the “Corporate & Other” category.

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

The Company’s research, development, agronomy, and quality assurance personnel support the Company’s efforts to improve existing products and develop new products tailored to customer needs, while providing ongoing technical support and know-how to the Company’s manufacturing activities. The Company’s efforts also include the development of proprietary seed lines and other technologies, sometimes in partnership with other business partners, for its agricultural ingredients and natural colors business lines. The Company employed 807 people in research and development, quality assurance, agronomy, quality control, and lab technician positions as of December 31, 2025.

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

Products and Application Activities

The Company’s strategic focus is on the manufacturing and marketing of high-performance components that bring life to products. Accordingly, the Company devotes considerable attention and resources to the development of product applications and processing improvements to support its customers’ numerous new and reformulated products. These capabilities are particularly important in transitioning customers from using synthetic to natural colors as this change often requires sophisticated formulation and production capabilities as well as the complete reformulation of customer product formulas given the higher usage rates of natural colors. The majority of the proprietary processes and formulae developed by the Company are maintained as trade secrets and protected through internal physical and information technology controls and confidentiality agreements with customers as well as confidentiality and non-competition agreements with employees (where permitted).

Index
Within the Flavors & Extracts Group, development activity is focused on flavors, natural extracts, ingredients, and essential oils as well as flavor systems, including taste modulation, that are responsive to consumer trends and the processing needs of our food and beverage customers. These activities include the development of functional ingredient systems for foods and beverages, savory flavors, and ingredient systems for prepared foods and flavors and ingredients for dairy, confectionery, and other applications. The Company believes that the development of yeast derivatives and other specialty ingredients also provides growth opportunities in bionutrients and biotechnology markets, such as probiotics and fermented ingredients, including enzymes, vitamins, and amino acids.

Within the Color Group, development activity for food and beverage product lines is focused on value-added products derived from natural food and beverage colors, synthetic dyes and pigments, and color systems. The Company also produces a diverse line of colors and ingredients for personal care, pharmaceutical, and nutraceutical applications, and technical colors for industrial applications.

Raw Materials

The Company uses a wide range of raw materials in producing its products. Chemicals used to produce certified colors are obtained from several domestic and foreign suppliers. Raw materials for natural colors, such as carmine, annatto, and other botanicals, are sourced internally at our Lima, Peru facility or purchased from overseas and U.S. sources. The Company also operates a natural food colors facility located near Istanbul, Turkey, and has vertically integrated production and processing capacity in black carrot and other natural color products. Other botanicals and other ingredients derived from botanicals, including beta-carotene, beet, carrot, potato, butterfly pea flower, spirulina, and paprika, are sourced in various geographies through local partnerships, which are generally vertically integrated with local farmers and juicing/extraction facilities.

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

•	Flavors & Extracts. Competition in the flavors, extracts, and flavor ingredients industries continues to have an ever-increasing global nature. Most of the Company’s customers do not buy all of their flavor and flavor ingredients products from a single supplier, and the Company does not compete with a single supplier in all product categories. Competition for the supply of flavors, extracts, and essential oils is based on the development of customized ingredients for new and reformulated customer products as well as on quality, customer service, and price. Competition to supply dehydrated vegetable products is present through several large and small domestic competitors as well as competitors from other countries. Competition for the supply of dehydrated vegetables is based principally on product quality, customer service, and price.

•	Color. Competition in the color market is diverse, with the majority of the Company’s competitors specializing in either natural colors and/or coloring foods (in Europe) or synthetic dyes and pigments. The Company believes that it gains a competitive advantage as the only major basic manufacturer of a full range of color products, including a full range of natural colors and coloring foods as well as synthetic dyes and pigments. Competition in the supply of personal care colors and ingredients and pharmaceutical and nutraceutical ingredients and excipients is based on the development of customized products and solutions as well as quality, customer service, and price. The Company believes that its reputation and capacity as a color producer as well as its product development and applications expertise give it a competitive advantage in these markets.

•	Asia Pacific. The Company offers a broad array of products to customers through the Asia Pacific Group. Competition is based upon reliability in product quality, service, and price as well as technical support available to customers.

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

Human Capital

As of December 31, 2025, the Company employed 4,070 persons worldwide. Approximately 45% of our employees were employed in the United States, and approximately 55% were employed outside of the United States. Of our 4,070 employees worldwide, we had 522 general administration employees (e.g., accounting, administrative, regulatory compliance, IT, human resources, legal, etc.), 2,492 production employees, 496 research and development employees, and 560 sales and marketing employees.

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

In order to continue to develop and retain our key talent, we offer training and project work based upon the employee’s role in the Company. We also maintain personalized career planning, ongoing coaching and development by Corporate and local leadership, and focused programming that ensures our key talent learns from and gains exposure to senior leadership. Performance reviews and succession planning occur company-wide on an annual basis. Individual goals are set annually for employees, which flow from the Company strategy, and attainment of those goals is an element of the employee’s performance assessment. We invest in our development programs for high-impact roles, such as our Sales Representative Trainee and Flavorist Trainee programs. We continue to “promote-from-within” and provide opportunities for our internal employees to grow their careers, with over half of our senior leadership and over half of our business unit leaders previously having been promoted to their current role from within the Company. We closely monitor turnover overall and in critical roles to vet our retention efforts and identify areas of need for future investment.

Our Corporate Creed, set forth at the beginning of our Code of Conduct, sets forth four non-negotiable rules: (1) Always tell the truth; (2) Always produce safe, high-quality products in safe and secure facilities; (3) Always be professional; and (4) Find a way to say “yes” to customers. Employees throughout the organization know these expectations as the “Four Rules.” Under the Four Rules, all of our employees are expected to exhibit and promote integrity, safety, professionalism, and a customer-centric mentality in the workplace. All of our employees must adhere to these non-negotiable expectations for appropriate behavior. We perform annual, company-wide training on our Code of Conduct, as well as for all new hires. The CEO personally provides instruction on the Four Rules during leadership training conducted each year throughout the organization and his company-wide Town Halls. To further reinforce our expectations, the CEO internally publishes anonymized quarterly reports of Code of Conduct violations and their consequences, which is invariably termination of employment. In addition, we strictly apply principles of non-discrimination, which are foundational to our non-negotiable expectations of integrity and professionalism, in all employment-related decisions.

Index
Health and Safety

We take pride in our strong and continually improving health and safety programs, which we view as important aspects of our economic health and core values, and we expect each employee to actively participate in and contribute to our goal of always providing a safe workplace. Examples of specific practices demonstrating our commitment and progress toward achieving this goal include: (i) Corporate Environmental, Health and Safety (EHS) Department oversight of safety and compliance matters at all Company facilities; (ii) periodic EHS audits conducted at Company facilities by third parties at the direction of the Corporate Legal Department to determine the state of facility compliance with applicable safety laws and regulations; (iii) implementation of “best-practice” programs and management systems across all business units worldwide; (iv) ongoing capital investments aimed at continually improving standards for environment, health, and safety in each of our plants around the world; (v) meaningful use of metrics to apply leading and lagging indicators toward incremental improvement and sustainable results; (vi) regular communication and engagement with employees on safety topics through safety committee meetings, plant-wide communication meetings, and “tool box” meetings; and (vii) root cause analysis of all injuries and near misses to ensure that lessons learned can be applied across the entire organization.

We also maintain a corporate physical security program led by a retired Secret Service Agent, who served on the security details of two Presidents and as a member of the Secret Service’s Counter-Assault Team. The physical security program aims to secure our facilities, protect our employees from workplace violence, ensure proper training and monitoring of travelers, and provide regular assessments of the security situations in the countries where we operate. The Board of Directors also receives a report on personnel safety-related issues at each of its meetings.

Food Safety

We maintain a robust program related to food safety, including proactive, preventive measures to ensure the quality of our products. Examples of processes in place to ensure that we provide safe products to our customers include the following: (i) comprehensive and robust raw material approval processes; (ii) analyses of raw materials and finished goods for compliance with specifications prior to use and shipment, respectively; (iii) established guidelines for Good Manufacturing Practices (GMP) and Hazard Analysis and Critical Control Points (HACCP); and (iv) the rigorous application of our Certasure® program to ensure the safety of our natural color raw materials. Since 1999, the Company has conducted comprehensive product safety audits, including GMP/HACCP audits, at all of its food ingredient manufacturing facilities. The Company also conducts key vendor quality assurance inspections directly or by third-party accredited auditing organizations and develops and implements corrective action plans for all internal, customer, and third-party audit deficiencies. In addition, the Company has strong reporting mechanisms in place, including a written policy that sets forth specific reportable events and a timeline for required notification to the Company’s Board of Directors when a product safety issue occurs. The Board of Directors also receives a report on food safety related issues at each of its meetings.

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

We develop, manufacture, and sell flavors, flavor enhancers, ingredients, extracts, and bionutrients; essential oils; agricultural ingredients, including dehydrated vegetables and other food ingredients; natural and synthetic food and beverage colors; personal care colors and ingredients; pharmaceutical and nutraceutical excipients and ingredients; and technical colors, specialty colors, and specialty dyes and pigments. We sell these products to customers in industries and markets that are highly competitive. We face intense competition from multiple competitors in each of our business lines. These competitors range from large multinational companies with broad and sophisticated product portfolios and outstanding technological capabilities to smaller more specialized regional companies that focus on a single product line or offering. Our success against these competitors depends upon our ability to continually develop and manufacture safe, high quality, innovative, and legally compliant products across each of our product lines in varying batch sizes, at varying frequencies, and at acceptable prices. We also must provide outstanding product development support, on time delivery, regulatory assistance, and after-sale product support to all of our customers, wherever they are located. If we are unable to do these tasks, or if competitors do any of these tasks better than we do, we may lose part or all of our business with some customers. We do lose business to competitors from time to time. Competition can reduce both our sales and the prices at which we are able to sell our products or cause us to incur additional costs to remain competitive, which can negatively affect our results. As we continue to develop new technologies and products to meet customer demands, we may encounter, and have encountered, that our competitors have patented or applied to patent relevant subject matter in our industry. These patents may negatively impact the selection of products that we can offer to our customers or otherwise increase potential risk of an infringement lawsuit if we offer a similar product. Any limitations on our ability to offer a full range of products may increase the likelihood that our customers would purchase from our competitors and adversely affect our profitability.

•
Our business is impacted by adverse developments in economic, political, and capital market conditions, which could negatively affect our financial performance and our ability to grow or sustain the growth of our business.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our businesses and the businesses of our customers and suppliers. Economic downturns, changes in interest rates, lower consumer confidence, decreasing employment levels, price instability, inflation, slowing economic growth, and social and political instability in the industries and/or markets where we compete could negatively affect our financial performance in future periods and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by high interest rates, global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as in the Middle East, and geopolitical tensions have adversely impacted, and could continue to adversely impact, our results of operations. Some of our suppliers are located in areas facing significant conflict. For example, suppliers located in Ukraine are our main source of sunflower oil, which is primarily used in our savory and beverage businesses. In addition, we source certain of our crops in Turkey, which could be adversely impacted by the continuing impacts and uncertainties from the continued fighting in Syria and potential political tensions between Turkey and the United States. We have encountered difficulties, and may continue to encounter difficulties, in finding favorable pricing and reliable alternative sources or substitutes for certain of the raw materials we need (including sunflower oil) for certain products. If these difficulties persist, accelerate, or expand, our operations could be adversely affected. In addition, the rapid changes in and unpredictability of certain U.S. policies has caused continuing volatility in global economic and political conditions. It continues to be increasingly difficult to strategically plan internationally given such volatility. As an international company with long-term sales and supply contracts globally, we may be adversely impacted by any decision of the administration that we were unable to anticipate, or mitigate the results of, and such impact could have an adverse effect on our financial performance and future growth.

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

We develop, manufacture, and distribute our products around the world. Generally, our labs and plants are dedicated to particular product lines. For example, many (but by no means all) of our food colors products are developed and manufactured in our St. Louis facility. While we have redundant capabilities across labs and plants for many product lines, in some cases, we only manufacture particular products at one facility. To establish a new manufacturing capability at a plant could require substantial time, money, and numerous governmental and customer approvals. Additionally, because of the complexity and highly specialized nature of many of the products we produce, and the highly customized equipment used to produce such products, it would require a tremendous amount of technical, engineering, and management time and effort to establish the new capability. Manufacturing involves inherent risks such as significant equipment malfunctions, industrial accidents, environmental events, labor disputes, labor shortages, product quality control issues, safety issues, licensing, and regulatory compliance requirements, as well as natural disasters, conflicts, terrorist acts, civil unrest, ERP software issues, cyber-attacks, and other events that we cannot control. For example, our Agricultural Ingredients business incurred additional costs as a result of equipment inefficiencies in recent years; while we have attempted to remediate these inefficiencies, we may continue to incur additional costs in our business if such inefficiencies continue. If one of our research and development or manufacturing facilities is disrupted or impaired, we could cause a supply disruption to our customers, which could cause short and long-term damage to our customer relationships and a reduction in our revenue and an increase in our costs. Such disruption would have an adverse effect on our financial performance and future growth.

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

The Company has manufacturing facilities located around the world. The Company sells to customers located both inside and outside the countries in which products are manufactured. The Company also depends upon suppliers both inside and outside the countries in which products are manufactured. Tariffs and other trade barriers imposed by the U.S. or other countries have affected and could continue to adversely affect our manufacturing costs, our ability to source and import raw materials, our ability to export our products to other markets, and our ability to compete successfully against other companies that are not impacted by tariffs to the same extent as the Company. Additionally, the uncertainties created by tariffs and other trade barriers have also affected and could continue to affect our customers’ demand for our products because, for example, the customers decide to delay product launches or destock inventory due to these uncertainties. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and the Company’s efforts to reduce the effects of tariffs through pricing and other measures may not be effective. We have generally taken pricing actions in response to the tariffs imposed by the Trump administration. The legality of such tariffs is currently in question and if it is ultimately determined that the tariffs need to be refunded, our customers may request some form of compensation for the tariff costs that were passed onto them. The magnitude and timing of repayment of any such amounts could adversely affect our results. Tariffs and turmoil in international trade agreements could reduce demand for products and services, increase costs, reduce profitability, or adversely impact our supply chains, which may adversely impact our business. In some cases, our products, such as U.S. grown garlic and onion, benefit from tariffs levied against foreign products. If these beneficial tariffs were reduced or eliminated, it could adversely affect these businesses; on the other hand, if these tariffs were increased, these businesses might benefit, but our broader business and financial condition could still be adversely impacted by increases in tariffs and restrictions on trade. Conversely, other companies may allege, and in some cases have alleged, dumping by third parties of certain raw materials that we purchase, such as the recent antidumping and countervailing duty case filed involving paprika oleoresin imports from India. Any duties imposed may ultimately lead to higher prices and potential supply issues, which could negatively impact our results.

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

Although we do not generally make or sell proprietary consumer products, many of our products are sold to companies that develop and market consumer products, either directly or through other commercial and retail outlets. Sales of flavors, colors, personal care ingredients, pharmaceutical and nutraceutical excipients and ingredients, and many of our other products depend in part upon our customers’ ability to create and sell products to consumers in highly competitive markets, all of which are beyond our control. Our sales could also be affected by changing regulations or technologies (including, for example, off-label prescription drug use for weight loss that could change consumer consumption patterns and regulatory restrictions or bans on synthetic food colors) that could impact consumer demand for products that contain our products. Therefore, we depend upon our customers’ ability to create markets for the consumer products that incorporate the products that we manufacture. In addition, if we cannot adequately anticipate and respond to the needs of our customers as they evolve in response to changing consumer preferences, new technologies (including advancements such as artificial intelligence and machine learning, which may become critical in understanding consumer preferences in the future), and price demands, our results could be adversely affected. Additionally, the market pressures on our customers may adversely affect the willingness of these customers to launch new products, to introduce limited time offerings, and to grow or continue to produce existing product lines. Furthermore, the Food and Drug Administration banned the use of Red 3 in food and beverages (effective in 2027), West Virginia banned the use of specified synthetic food colorants (effective January 1, 2028 but currently subject to a preliminary injunction), and numerous states banned the use of synthetic food colorants in school lunches. Several other states also have various legislative proposals to ban or restrict the use of synthetic colors. In addition, the Trump administration has expressed an interest in re-examining the use of synthetic food colorants. While we have a broad portfolio of natural color and applications capabilities that enable us to offer alternatives and replacements for synthetic colors to customers, it is possible that such laws could reduce our revenue if our customers find alternative suppliers or remove color from their products. In addition, uncertainties caused by enjoining, pausing, or otherwise modifying any such bans, such as the current preliminary injunction of the West Virginia ban on specified synthetic food colorants, may change the strategies and outlook of our customers and, therefore, potentially our product mix, which could adversely impact our revenues and profitability. Certain states also have pending legislative action restricting ultra-processed foods, which, depending on how defined, may include some of our products or the products of our customers. The Trump administration also indicated it would explore potential rulemaking associated with the GRAS (Generally Recognized as Safe) program. Restrictions on ultra-processed foods and the GRAS program are likely to limit the products that we or our customers are able to sell and, therefore, may have an adverse effect on our financial condition.

•	If we do not maintain an efficient cost structure, our profitability could decrease.

Our success depends in part on our ability to maintain an efficient cost structure. We regularly initiate cost-reduction measures that could impact our manufacturing, sales, operations, and information systems functions. If we do not continue to manage costs and achieve additional efficiencies, or we do not successfully implement related strategies, our competitiveness and our profits could decrease. As discussed above, the price pressures in our markets make such cost reduction efforts particularly important. For example, the Company has substantially completed all actions contemplated under a Portfolio Optimization Plan to optimize certain production facilities, centralize and eliminate certain production and selling and administrative positions, and improve efficiencies globally within the Company. However, our ability to realize long-term anticipated cost savings in connection with the Portfolio Optimization Plan may be affected by a number of factors, including our ability to effectively rationalize manufacturing capacity and overhead, as well as our ability to effectively produce products at the consolidated facilities. Furthermore, our cost reduction efforts may not be as effective as we had anticipated, which could have an adverse effect on our financial condition.

•	A disruption in our supply chain could adversely affect our profitability.

We generally rely on third party suppliers for various raw materials that we use to make our products. We use many different chemical products, natural products, and other commodities as raw material ingredients. We also use raw materials whose production is energy intensive and dependent on successful farming techniques and favorable climatic and environmental conditions. As the demand for natural products continues to grow, and our business continues to evolve to meet such demand, the risks associated with agriculture, such as reduced crop yields, reduced crop availability, water shortages, increased water costs, reduced access to water, droughts, and other potentially more severe weather events, are becoming increasingly important. In addition, we obtain some raw materials from a single supplier or a limited number of suppliers. Disruptions or other issues with those suppliers could affect the availability of those materials. Even if there are multiple suppliers of a particular raw material, there are occasionally shortages. Constrictions in supply of raw materials can lead to increased costs. We may not be able to pass these costs to customers for a variety of reasons, including the fact that some of our competitors may not be subject to such increased costs. Additionally, government regulatory action against any of our suppliers or particular raw materials could also cause a supply disruption. We have, in the past, dealt with regulators shutting down and excluding from the market suppliers that provided the Company with raw materials. For example, in the recent past, the Chinese government has shut down a chemical park for pollution mitigation. This adversely impacted the supply of raw materials for the affected products and, therefore, impacted our ability to produce products containing these raw materials. Additionally, in recent years, our yields from harvests for onion have been adversely impacted by drought, plant diseases, excessive rain, and flooding, resulting in reduced availability of onion products for our Agricultural Ingredients business over the last several years. In 2025, for example, heavy rains and flooding delayed our ability to harvest certain fields on schedule and did result in a loss of crop in certain planting areas. While we can increase the amount of onion planted in future periods, there is no certainty that we will achieve greater yields or, if we do increase our yields, that there will be a market for such products. Any future unavailability or shortage of a raw material, however caused, could negatively affect our operations using that raw material and thus adversely affect our results.

Index
•	We may not be able to manage inventory as effectively as anticipated, which may adversely impact our performance.

Efficient inventory management is essential to our performance. We must maintain appropriate inventory levels and product mix to meet customer demand, without incurring costs related to storing and holding excess inventory. If our inventory management decisions do not accurately predict demand or otherwise result in excess inventory, as has happened in the past, our financial results may be adversely impacted by markdowns, impairment charges, or other costs related to disposal of excess or obsolete inventory. For example, the shelf-life for natural products is generally shorter than synthetic products, so if the demand for natural products slows, it becomes more likely that any excess inventory could need to be written off or subject to markdowns and would have an adverse impact on our revenue and profitability. Additionally, if we do not maintain enough inventory to satisfy the demand of our customers, we may lose business to our competitors, which could adversely affect our results. Conversely, our financial performance in 2023 was adversely impacted by customer destocking that resulted from our customers holding large quantities of inventory during the COVID-19 pandemic and then returning to normalized levels. Any future inability to manage our inventory, however caused, could negatively affect our operations and thus adversely affect our results.

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

We use various energy sources in our production and distribution processes. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, disruptive world events (such as the Russia-Ukraine and Middle Eastern conflicts discussed above and related disruptions in the Red Sea and Arabian Sea), and changes in governmental regulations, particularly related to carbon reduction. Commodity, transportation, and energy price increases will raise both our raw material costs and operating costs. Additionally, as many areas move away from using carbon-based sources of energy, we would initially anticipate increases in the cost of energy generated from renewable energy sources as well as potential reliability and continuity issues related to electrical power generation, distribution, and supply. While the long-term environmental impact of these moves is favorable, the shorter and medium-term impact in increased energy prices could adversely affect our profitability.

•
The financial condition of our customers may adversely affect their ability to buy products from us at current levels, to accept price increases, or to pay for products that they have already purchased.

As mentioned above, our customers are under intense pressure in their markets from competitors and their end customers and as a result of changing consumer preferences. Historically, these combined pressures have resulted in some of the Company’s customers entering bankruptcy or receivership. There is risk that other customers of the Company could enter bankruptcy or receivership in the near-term as several smaller customers did in recent years. Once in bankruptcy or receivership, these customers are restricted from paying certain outstanding invoices to the Company until later in the bankruptcy process and even when able to pay, may not be able to pay the full amounts owed. Additionally, certain payments made to us prior to a customer declaring for bankruptcy may be, and have been, subject to clawback during the bankruptcy or receivership process. Financially distressed customers may change or reduce ordering patterns, reduce willingness to accept price increases, discontinue or reduce existing product offerings, and introduce fewer new products. Those developments could adversely affect our results.

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

In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to changes in duties, tariffs, trade regulations and sanctions, employment regulations, taxes, or limitations on currency or fund transfers. For example, changes in the trade relationship between the U.S. and China has affected, including the UFLPA sanctions (which prohibits importation of products from the Xinjiang region), and may continue to adversely impact, the availability and cost of our raw materials and products originating in China, the demand for, as well as the supply of, our products manufactured in China or containing raw materials from China, and the demand from Chinese customers for our products.

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

Stakeholder and regulatory focus on ESG matters require us to continuously monitor various developing standards and reporting requirements and make continuous progress in our efforts to reduce our, as well as our suppliers’, energy consumption, greenhouse gas emissions, water usage, and waste generation. Implementing such monitoring, reporting, and improved sustainability could be costly. Even where we make progress, our ESG practices still may not meet the standards of all of our stakeholders. For example, many of our large, global customers have committed to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to achieve these reductions, or make similar commitments, our customers may seek out alternative suppliers who are better able to support such reductions. Certain of our customers have also indicated that they will require that their suppliers meet a certain score or grade on one or more sustainability platforms. If we are unable to meet such criteria, we may be unable to win new business or lose existing business with those customers. We are also experiencing certain of our customers requesting that we undertake specific sustainability initiatives, some of which may impose significant costs on the Company. If we fail to undertake such initiatives, we may lose business with those customers or, if we do undertake such initiatives and are unable to pass on the additional costs, our profitability could be adversely impacted. In addition, some of our customers and other stakeholders are requiring us to provide information on our plans relating to certain ESG matters, such as greenhouse gas emissions (including product carbon footprints for particular products we supply). If we are unable to respond, or we are perceived to be responding inadequately, to the expectations of our stakeholders, our business and reputation could be harmed, our profit and revenue could decline, and it could have a negative impact on the trading price of our common stock.

Index
In addition, we are also likely to incur additional third-party service provider costs, including sustainability platform fees, audit costs, and other service fees from sustainability professionals in order to remain compliant with newly enacted regulations, laws, and demands, including international laws such as the European Union Corporate Sustainability Reporting Directive and state laws such as the California climate laws. If we are unable to pass on these costs, our profit could decline. If we fail to keep up with changing regulations and preferences, or if we fail to innovate or operate in ways that maximize sustainability, our customers may choose more sustainable suppliers. Failing to quickly and cost-efficiently adapt to stakeholder ESG expectations and standards could adversely affect our business and financial condition. Additionally, consumers who buy food and personal care products from our customers may be unwilling to pay the higher prices that could result from the increased costs of products as a result of the increased costs engendered by these sustainability efforts, which could adversely affect our business and financial condition.

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

World events can adversely affect national, international, and local economies. Economies can also be affected by conflicts, natural disasters, changes in climate, severe weather (including droughts and flooding), epidemics, pandemics, or other catastrophic events. Such events and conditions, as well as uncertainty in or impairment of financial markets, have adversely affected and could continue to affect our revenues and profitability, particularly if they occur in locations in which we or our customers have significant operations. Our natural colors, flavors, extracts, and essential oils businesses are dependent on favorable climatic conditions and the non-occurrence of natural disasters. Adverse weather events could impact our or our growers’ ability to plant, grow, and harvest crops, and such events could also increase the presence of disease and pests on such crops, which may negatively affect our ability to supply certain products. For example, our Agricultural Ingredients business has significant operations in California, which has been recently dealing with flooding and plant disease issues, which such issues had negatively impacted certain of our yields from onion harvests in prior years, as discussed above. In the event that there is an insufficient supply of water for our operations or the operations of the growers that we contract with, our Agricultural Ingredients business may be materially impacted and could have an adverse effect on our results in future periods. While we make efforts to diversify where we grow products, these efforts may be insufficient to mitigate all adverse effects. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific product, and a disruption in manufacturing could lead to increased costs of relocating or replacing the production of a product, or reformulating a product, which could have an adverse effect on our results.

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

Index
•
There are an enormous number of laws and regulations applicable to us, our suppliers, and our customers across all of our business lines. Compliance with these legal requirements is costly to us and can affect our operations as well as those of our suppliers and customers. Failure to comply could also be costly and disruptive.

Our facilities and products are subject to many laws and regulations relating to the environment, health, safety, and the content, processing, packaging, storage, distribution, quality, and safety of food, drugs, personal care, other consumer products, and industrial colors. These laws and regulations are administered in the United States by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, the Department of Labor, and other federal and state governmental agencies. In addition, individual states may also enact regulations prohibiting or limiting the manufacturing and/or sale of goods containing certain of our products (such as the FDA ban on Red 3, various states’ prohibitions on the use of synthetic food colors in school lunches, and West Virginia’s preliminarily enjoined ban on specified synthetic food colors), which could cause a decrease in our sales of such products and negatively impact our results of operations.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in liabilities for uncertain tax positions; the costs of repatriations; or changes in tax laws or their interpretation. Any of these changes could negatively impact our results. In addition, certain countries have levied excise taxes in connection with products that include our ingredients, which may lower consumer demand and ultimately decrease our sales and profitability.

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

Index
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

Additionally, many of our key personnel must have access to the Company’s trade secrets to effectively perform their job responsibilities. Although we seek to impose confidentiality, non-solicitation, loyalty, and non-competition obligations on many employees through agreements and our Code of Conduct, these efforts may not be successful. Furthermore, litigation to enforce departing employees’ legal obligations may not be, and has not always been, successful as the legal systems in many jurisdictions disfavor or prohibit restrictions on an employee’s right to change jobs as well as on preemptive measures to prevent the disclosure of a company’s trade secrets and intellectual property before it occurs. It may become more difficult to obtain and enforce non-competition agreements in the future, as there are various state efforts ongoing in the U.S. that would prohibit or limit them. As a result, there is a possibility that certain competitors could attempt to exploit the Company’s trade secrets and confidential information to the Company’s competitive detriment, which could adversely impact our profitability. Additionally, proving the theft of trade secrets in the food ingredient industry is exceedingly difficult.

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

In addition, strategic transactions may present operational, financial, and managerial challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities that may not be discovered before an acquisition or fully reflected in the price we pay, and potential disputes with the buyers or sellers. If we are unable to consummate such transactions or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. For example, we acquired an extraction company named Mazza in 2018. Because Mazza’s extraction process proved to not be economically viable, we elected to close the former Mazza plant in 2024 as part of our Portfolio Optimization Plan, while retaining the intellectual property for future use in the event it does become economically viable. Divestitures have inherent risks, including potential post-closing liabilities and claims for indemnification, that may impact our ability to fully realize the anticipated benefits of a given divestiture. If any additional post-closing risks materialize, the benefits of such divestitures may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

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

Our success depends in part on our ability to maintain current information technology platforms, including some managed by third-party providers, for our businesses to operate effectively, reliably, and securely. We routinely review and upgrade our information technology and cybersecurity systems in order to better manage, report, and protect the information related to our formulas, research and development, manufacturing processes, trade secrets, sales, products, customers, personnel, and other operations. If we do not continue to maintain our information technology and cybersecurity platforms and successfully implement upgrades to systems to protect our vital information as well as our facilities and IT systems, our competitiveness and profits could decrease. In addition, as artificial intelligence capabilities and other new and evolving technologies improve and gain widespread use, the cybersecurity threats we face and incidents we experience from time to time may become even more challenging to prevent, detect, and mitigate to the extent they increasingly use artificial intelligence or other new and evolving technologies. These attacks could be designed to directly attack information systems with increased speed and/or efficiency or create more effective phishing techniques. It is also possible for a threat to be introduced as a result of our customers and third-party providers using the output of an artificial intelligence tool or other new and evolving technologies that unwittingly incorporate a threat, such as introducing malicious code by incorporating artificial intelligence-generated source code.

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

In addition, the Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, cybersecurity, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy and cybersecurity regulations continue to evolve, and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. Our failure to comply with these evolving regulations, whether as a result of a cyber-attack or otherwise, could expose us to fines, sanctions, penalties, and other costs that could harm our reputation and adversely impact our financial results.

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

Index
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

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents, we:

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

Our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as comply with potentially applicable legal obligations.

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages third-party experts, including assessors, auditors, and consultants, in evaluating and testing our risk management systems. Such engagements include managed security services, regular audits, penetration testing, threat assessments, and consultation on security enhancements. The Company has processes in place to oversee and manage its use of third-party vendors. We conduct security assessments of third-party vendors engaged, limit the information systems of the Company available to the third party, and maintain monitoring to ensure compliance with our cybersecurity standards.

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

Index
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer, our Director of Information Security, and our Director of Infrastructure. These individuals collectively have over 90 years of prior work experience in various roles in the information security field, including managing and implementing effective information technology and cybersecurity programs, as well as relevant degrees and certifications, including a Certified Information Systems Security Professional certification. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Chief Information Officer reports to the entire Board about cybersecurity threat risks, among other cybersecurity matters, at least twice annually or more frequently as circumstances may require.

Item 2.	Properties.

We lease our corporate headquarters offices, which are located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin. We own our Color Group headquarters offices located in St. Louis, Missouri. We lease our Asia Pacific Group headquarters offices located in Singapore. We own a part, and lease a part, of our Flavors & Extracts Group headquarters offices located in Hoffman Estates, Illinois. As of December 31, 2025, the locations of our production properties by reportable segment are as follows:

Color Group:
U.S. – St. Louis, Missouri.
International – Jundiai, Brazil*; Kingston, Ontario, Canada; Nancy, France*; Saint Ouen L’Aumone, France; Geesthacht, Germany; Reggio Emilia, Italy; Lerma, Mexico; Lima, Peru*; Johannesburg, South Africa; Gebze, Turkey; and Kings Lynn, United Kingdom.

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

See Part II, Item 8, Note 15, Commitments and Contingencies, of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosure.

Not applicable.

Index
Information About Our Executive Officers

The executive officers of the Company and their ages as of February 13, 2026 are as follows:

Name	Age	Position
Paul Manning	51	Chairman, President, and Chief Executive Officer
Michael C. Geraghty	64	President, Color Group
Thierry Hoang	45	Vice President, Asia Pacific Group
Amy Schmidt Jones	56	Vice President, Human Resources and Senior Counsel
John J. Manning	57	Senior Vice President, General Counsel, and Secretary
Steve Morris	62	President-Elect, Color Group
David Plautz	51	Vice President, Investor Relations and Treasurer
Greg Till	56	President, Flavors & Extracts Group
Tobin Tornehl	52	Vice President and Chief Financial Officer
Adam Vanderleest	43	Vice President, Controller, and Chief Accounting Officer

The Company has employed all of the individuals named above, in substantively their current positions, for at least the past five years except as follows:

•
Mr. Morris has held his present office since January 1, 2026, and previously served as President, Flavors & Extracts Group (January 2024 – December 2025) and General Manager, Sweet and Beverage Flavors North America (August 2017 – December 2023).

•	Mr. Plautz has held his present office since June 1, 2025, and previously served as Director, Internal Audit (May 2022 – May 2025) and Assistant Corporate Controller (September 2018 – April 2022).
•
Mr. Till has held his present office since January 1, 2026, and previously served as General Manager, Food Colors Europe (May 2023 – December 2025) and General Manager, South Africa (December 2019 – April 2023).

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

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SXT.” The number of shareholders of record of the Company’s common stock on February 9, 2026 was 1,746.

Since 1962, the Company has paid, without interruption, a quarterly cash dividend. During fiscal 2025, the Company paid aggregate cash dividends of $1.64 per share to our shareholders, and the Company most recently declared a dividend of $0.41 per share payable on March 2, 2026 to shareholders of record on February 3, 2026. The timing, declaration, and payment of future dividends to holders of the Company’s common stock will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of the Company’s businesses, industry practice, and any other relevant factors.

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of December 31, 2025, 1,267,019 shares had been repurchased under the 2017 Authorization. There were no repurchases of shares by the Company during 2025. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of December 31, 2025, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981.

This graph compares the cumulative total shareholder return for the Company’s common stock over the last five years to the total returns on the Standard & Poor’s Midcap Specialty Chemicals Index (S&P Midcap Specialty Chemicals Index), the Standard & Poor’s Midcap Food Products Index (S&P Midcap Food Products Index), and the Standard & Poor’s 500 Stock Index (S&P 500 Index). The graph assumes a $100 investment made on December 31, 2020, and reinvestment of dividends. The stock performance shown on the graph is not necessarily indicative of future price performance. The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Sensient Technologies Corporation	$100	$138	$103	$95	$105	$141
S&P Midcap Specialty Chemicals Index	100	119	106	119	116	109
S&P Midcap Food Products Index	100	117	114	105	110	96
S&P 500 Index	100	129	105	133	166	196
Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services, LLC.

Item 6.	[Reserved]

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025, which is incorporated herein by reference.

OVERVIEW

Sensient Technologies Corporation (the Company or Sensient) is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are both managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs are included in the “Corporate & Other” category.

The Company’s diluted earnings per share were $3.16 in 2025 and $2.94 in 2024. 2025 results were negatively impacted by $15.8 million ($13.8 million after tax, $0.32 per share) of Portfolio Optimization Plan costs. 2024 results were negatively impacted by $6.6 million ($2.5 million after tax, $0.06 per share) of Portfolio Optimization Plan costs. Adjusted diluted earnings per share, which exclude the Portfolio Optimization Plan costs, were $3.48 in 2025 and $3.00 in 2024 (see discussion below regarding non-GAAP financial measures).

Additional information on the results is included below.

RESULTS OF OPERATIONS
2025 vs. 2024

Revenue
Sensient’s revenue was approximately $1.61 billion and $1.56 billion in 2025 and 2024, respectively.

Gross Profit
The Company’s gross margin was 33.5% in 2025 and 32.6% in 2024. The increase in gross margin was primarily due to higher selling prices and volumes, partially offset by higher raw material costs and higher Portfolio Optimization Plan costs. Gross profit in 2025 and 2024 was negatively impacted by Portfolio Optimization Plan costs totaling $7.5 million and $1.4 million, respectively, which decreased gross margin by approximately 40 basis points and 10 basis points in 2025 and 2024, respectively. See Portfolio Optimization Plan below for further information.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.6% in 2025 and 20.3% in 2024. Selling and administrative expenses in 2025 and 2024 were increased by Portfolio Optimization Plan costs totaling $8.3 million and $5.3 million, respectively. Selling and administrative expense as a percent of revenue increased by approximately 50 basis points and 40 basis points in 2025 and 2024, respectively, as a result of these costs. See Portfolio Optimization Plan below for further information.

Operating Income
Operating income was $207.1 million in 2025 and $191.6 million in 2024. Operating margins were 12.8% in 2025 and 12.3% in 2024. Portfolio Optimization Plan costs decreased operating margins by approximately 100 basis points and 40 basis points in 2025 and 2024, respectively.

Operating margins were positively impacted by the higher selling prices and volumes, partially offset by higher raw material costs.

Additional information on segment results can be found in the Segment Information section.

Interest Expense
Interest expense was $29.6 million in 2025 and $28.8 million in 2024. The increase in expense was primarily due to an increase in the average outstanding debt balance.

Index
Income Taxes
The effective income tax rate was 24.3% in 2025 and 23.4% in 2024. The effective tax rates in both 2025 and 2024 were impacted by the release of valuation allowances related to net operating losses (NOLs), changes in estimates associated with the finalization of prior year foreign and domestic tax items, audit settlements, the mix of foreign earnings, and the limited tax deductibility of costs related to the Portfolio Optimization Plan. The effective tax rate in 2025 was also impacted by the change in the German tax rate. See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in this report for additional information.

	2025	2024
Rate before Portfolio Optimization Plan and discrete items	26.2%	25.2%
Portfolio Optimization Plan impact	1.2%	0.3%
Discrete items	(3.1%)	(2.1%)
Reported effective tax rate	24.3%	23.4%

The 2026 effective income tax rate is estimated to be between 24% and 25%.

Acquisition
On February 14, 2025, the Company acquired Biolie SAS, a natural color extraction business located in France. The Company paid $4.9 million in cash for this acquisition, which is net of $0.2 million in debt assumed. This business is part of the Color segment.

See Note 2, Acquisition, in the Notes to Consolidated Financial Statements included in this report for additional information.

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

See Note 14, Portfolio Optimization Plan, in the Notes to Consolidated Financial Statements included in this report for additional information.

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

Index
	Twelve Months Ended December 31,
(In thousands except per share amounts)	2025	2024	% Change
Operating Income (GAAP)	$207,128	$191,579	8.1%
Portfolio Optimization Plan costs – Cost of products sold	7,531	1,362
Portfolio Optimization Plan costs – Selling and administrative expenses	8,275	5,269
Adjusted operating income	$222,934	$198,210	12.5%

Net Earnings (GAAP)	$134,489	$124,666	7.9%
Portfolio Optimization Plan costs, before tax	15,806	6,631
Tax impact of Portfolio Optimization Plan costs(1)	(2,001)	(4,156)
Adjusted net earnings	$148,294	$127,141	16.6%

Diluted Earnings Per Share (GAAP)	$3.16	$2.94	7.5%
Portfolio Optimization Plan costs, net of tax	0.32	0.06
Adjusted diluted earnings per share	$3.48	$3.00	16.0%

Operating Income (GAAP)	$207,128	$191,579	8.1%
Depreciation and amortization	61,098	60,329
Share-based compensation expense	13,946	10,084
Portfolio Optimization Plan costs, before tax	15,806	6,631
Adjusted EBITDA	$297,978	$268,623	10.9%

(1) Tax impact adjustments were determined based on the nature of the underlying non-GAAP adjustments and their relevant jurisdictional tax rates.

Portfolio Optimization Plan costs are discussed under “Portfolio Optimization Plan” above and Note 14, Portfolio Optimization Plan, in the Notes to the Consolidated Financial Statements included in this report.

Note: Earnings per share calculations may not foot due to rounding differences.

The following table summarizes the percentage change in the 2025 results compared to the 2024 results in the respective financial measures.

	Twelve Months Ended December 31, 2025
	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Revenue
Flavors & Extracts	(0.9%)	0.4%	N/A	(1.3%)
Color	8.1%	0.7%	N/A	7.4%
Asia Pacific	3.5%	1.1%	N/A	2.4%
Total Revenue	3.5%	0.6%	N/A	2.9%

Operating Income
Flavors & Extracts	3.8%	0.4%	0.0%	3.4%
Color	18.2%	1.3%	0.0%	16.9%
Asia Pacific	6.3%	2.5%	0.0%	3.8%
Corporate & Other	20.2%	0.0%	14.8%	5.4%
Total Operating Income	8.1%	1.4%	(4.4%)	11.1%
Diluted Earnings per Share	7.5%	1.4%	(8.6%)	14.7%
Adjusted EBITDA	10.9%	1.1%	N/A	9.8%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

Note:	Refer to table above for a reconciliation of these non-GAAP measures.

Index
SEGMENT INFORMATION

The Company determines its operating segments based on information utilized by its chief operating decision maker to allocate resources and assess performance. Segment performance is evaluated on operating income before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other costs, including the Portfolio Optimization Plan costs, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s discussion below regarding its operating segments has been updated to reflect the Company’s disaggregation of revenue, as summarized in Part II, Item 8, Note 12, Segment and Geographic Information, of this report.

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $786.9 million in 2025 and $793.7 million in 2024, a decrease of approximately 1%. The lower segment revenue was a result of lower revenue in Agricultural Ingredients, partially offset by higher revenue in Flavors, Extracts & Flavor Ingredients. The lower revenue in Agricultural Ingredients was due to lower volumes, partially offset by higher selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and volumes. Foreign exchange rates had an immaterial impact on segment revenue.

Flavors & Extracts segment operating income was $100.7 million in 2025 and $97.1 million in 2024, an increase of approximately 4%. Foreign exchange rates had an immaterial impact on segment operating income. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients, partially offset by lower operating income in Agricultural Ingredients. The higher operating income in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and volumes, partially offset by higher manufacturing and other costs. The lower operating income in Agricultural Ingredients was due to higher raw material costs, lower volumes, a one-time charge stemming from the impact of atmospheric river events late in the year that disrupted the harvest and production, and higher manufacturing and other costs, partially offset by higher selling prices. Segment operating income as a percent of revenue was 12.8% and 12.2% for 2025 and 2024, respectively.

Color
Color segment revenue was $700.6 million in 2025 and $647.9 million in 2024, an increase of approximately 8%. The higher segment revenue was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care. The higher revenue in Food & Pharmaceutical Colors was primarily due to higher volumes and selling prices. The higher revenue in Personal Care was primarily due to higher selling prices and the acquisition of Biolie SAS, partially offset by lower volumes. Segment revenue was further increased by the favorable impact of foreign exchange rates, which increased segment revenue by approximately 1%.

Color segment operating income was $141.3 million in 2025 and $119.5 million in 2024, an increase of approximately 18%. The higher segment operating income was a result of higher operating income in Food & Pharmaceutical Colors, partially offset by lower operating income in Personal Care. The higher operating income in Food & Pharmaceutical Colors was due to higher selling prices and volumes, a favorable product mix, and the favorable impact of foreign exchange rates, which increased segment operating income by approximately 1%, partially offset by higher raw material and manufacturing and other costs. The lower operating income in Personal Care was primarily due to higher raw material and manufacturing and other costs, partially offset by higher selling prices. Segment operating income as a percent of revenue was 20.2% and 18.4% for 2025 and 2024, respectively.

Asia Pacific
Asia Pacific segment revenue was $168.2 million and $162.5 million for 2025 and 2024, respectively, an increase of approximately 4%. Segment revenue was higher than the prior year primarily due to higher selling prices and the favorable impact of foreign exchange rates, which increased segment revenue by approximately 1%, partially offset by lower volumes largely driven by tariff-related impacts.

Asia Pacific segment operating income was $36.6 million in 2025 and $34.5 million in 2024, an increase of approximately 6%. The increase in segment operating income was a result of higher selling prices, a favorable product mix, and the favorable impact of foreign exchange rates, which increased segment operating income by approximately 3%, partially offset by higher raw material and manufacturing and other costs. Segment operating income as a percent of revenue was 21.8% in 2025 and 21.2% in 2024.

Index
Corporate & Other
The Corporate & Other operating loss was $71.5 million in 2025 and $59.5 million in 2024. The higher operating loss was primarily a result of higher Portfolio Optimization Plan costs and higher performance-based compensation costs in 2025. See the Portfolio Optimization Plan section above for further information.

LIQUIDITY AND FINANCIAL POSITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of December 31, 2025. The Company expects its cash flow from operations and its existing debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. However, the Company anticipates to increase its existing debt capacity over the coming years to further support the increased cash requirements for operations and capital expenditures associated with the natural colors conversion activity. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2026 through 2029, with approximately $35 million coming due in 2026. The Company believes that it has the ability to refinance or repay all of its obligations through a combination of cash flow from operations, issuance of additional notes, and substantial borrowing capacity of approximately $261 million under the Company’s revolving credit facility, which matures in 2030.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations in 2025. The Company has experienced increased costs for certain inputs, such as raw materials, shipping and logistics, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions could exacerbate these challenges and impact our profitability.

The United States implemented significant tariffs on imports from a wide range of countries in 2025 and has announced the possibility of implementing additional, or increasing current, tariffs in 2026. These actions, and retaliatory tariffs imposed by other countries on United States exports, have led to significant volatility and uncertainty in global markets. The Company anticipates incurring incremental tariff costs on certain raw materials to produce our products and certain finished goods shipped to customers. However, the Company expects to manage the impact of the increased tariff costs through pricing actions. To the extent the Company is unable to offset the increased tariff costs, or the tariffs negatively impact demand, or other trade barriers are implemented, the Company’s revenue and profitability would be adversely impacted. If additional tariffs are adopted, the Company would incur additional tariff costs that could be material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax reform provisions, such as the extension of certain expiring provisions, modifications to the international tax framework, and the continuation of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These provisions did not have a material impact on our effective tax rate for the year ended December 31, 2025. We will continue to assess the OBBBA tax provisions and their impacts on our consolidated financial statements.

In October 2017, the Board of Directors authorized the repurchase of up to three million shares. As of December 31, 2025, 1,732,981 shares were available to be repurchased under the existing authorization. The Company’s share repurchase program has no expiration date. These authorizations may be modified, suspended, or discontinued by the Board of Directors at any time. There were no shares of Company stock repurchased in 2025 or 2024.

Cash Flows from Operating Activities
Net cash provided by operating activities was $127.8 million and $157.2 million in 2025 and 2024, respectively. Operating cash flow provided the primary source of funds for operating needs, capital expenditures, and shareholder dividends. The decrease in net cash provided by operating activities in 2025 was primarily due to an increase in cash used by inventory and an increase in cash used for performance-based compensation payments (which are determined based on prior year performance) made during 2025 compared to 2024, partially offset by an increase in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $92.7 million and $59.2 million in 2025 and 2024, respectively. Capital expenditures were $89.4 million in 2025 and $59.2 million in 2024. In 2025, the Company paid $4.9 million for the acquisition of Biolie SAS.

Index
Cash Flows from Financing Activities
Net cash used in financing activities was $35.0 million and $81.5 million in 2025 and 2024, respectively. The Company had a net increase in debt of $38.9 million and a net decrease in debt of $7.8 million in 2025 and 2024, respectively. The cash proceeds from the increase in net debt in 2025 were primarily used to support capital expenditure investments related to natural color conversion efforts during the year. For the purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. The Company has paid uninterrupted quarterly cash dividends since commencing public trading of its stock in 1962. Dividends paid per share were $1.64 in 2025 and 2024. Total dividends paid were $69.6 million and $69.4 million in 2025 and 2024, respectively.

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

Goodwill Valuation
The Company reviews the carrying value of goodwill annually utilizing several valuation methodologies, including a discounted cash flow model. The Company completed its annual goodwill impairment test under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, in the third quarter of 2025. In conducting its annual test for impairment, the Company performed a quantitative assessment of the fair values for each of its reporting units and compared each of these values to the net book value of each reporting unit. Fair value is estimated using both a discounted cash flow analysis and an analysis of comparable company market values. If the fair value of a reporting unit exceeds its net book value, no impairment exists. The Company’s three reporting units each had goodwill recorded and were tested for impairment. All three reporting units had fair values that were above their respective net book values by at least 75%. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting units’ fair value and result in an impairment charge.

Income Taxes
The Company estimates its income tax expense in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated tax expense. The amount of these changes would vary by jurisdiction and would be recorded when probable and estimable. These changes could impact the Company’s financial statements. Management has recorded valuation allowances to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2025, the Company recorded gross deferred tax assets of $133.9 million with an associated valuation allowance of $29.1 million. Examples of deferred tax assets include deductions, net operating losses, and tax credits that the Company believes will reduce its future tax payments. In assessing the future realization of these assets, management has considered future taxable income and ongoing tax planning strategies. An adjustment to the recorded valuation allowance as a result of changes in facts or circumstances could result in a significant change in the Company’s tax expense. The Company does not provide for deferred taxes on unremitted earnings of foreign subsidiaries, which are considered to be invested indefinitely.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is determined on the basis of estimated realizable values. Cost includes direct materials, direct labor, and manufacturing overhead.

The Company’s inventories contain a variety of inventory types with varying characteristics that would impact potential inventory obsolescence. The Company estimates any required write-downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are any damaged items or slow-moving products in which the carrying values could exceed net realizable value. Inventory write-downs are recorded as the difference between the cost of inventory and its estimated market value. The Company recorded non-cash charges of $4.3 million and $0.7 million in 2025 and 2024, respectively, in Cost of Products Sold related to the Portfolio Optimization Plan. The non-cash charges in 2025 reduced the carrying value of certain inventories, as they were determined to be excess, and the non-cash charges in 2024 were primarily related to trial production runs that did not meet quality specifications and thus were disposed. While significant judgment is involved in determining the net realizable value of certain inventories with shorter expirations, the Company believes that inventory is appropriately stated at the lower of cost or net realizable value.

Index
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

Because the Company manufactures and sells its products throughout the world, it is exposed to movements in foreign currency exchange rates. The major foreign currency exposures include the markets in Western Europe, Latin America, Canada, and Asia. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency sales, purchases of materials, and other assets and liabilities created during the normal course of business. The Company generally utilizes foreign exchange contracts with durations of less than 18 months that may or may not be designated as cash flow hedges under ASC 815, Derivatives and Hedging. The net fair value of these instruments, based on dealer quotes, was an asset of $0.3 million and a liability of $0.8 million as of December 31, 2025 and 2024, respectively. At December 31, 2025, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange contracts, assuming a hypothetical 10% fluctuation in the currencies of such contracts, would be approximately $3.3 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company has certain debt denominated in Euros. These non-derivative debt instruments act as partial hedges of the Company’s Euro net asset positions. The potential increase or decrease in the annual U.S. dollar equivalent interest expense of the Company’s outstanding foreign currency-denominated debt, assuming a hypothetical 10% fluctuation in the currencies of such debt, would be approximately $1.0 million at December 31, 2025. However, any change in interest expense from fluctuations in currency, real or hypothetical, would be significantly offset by a corresponding change in the value of the foreign income before interest. In addition, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

The Company manages its debt structure and interest rate risk through the use of fixed rate and floating rate debt. The Company’s primary exposure is to interest rates in the U.S. and Europe. At December 31, 2025, the potential increase or decrease in annual interest expense of floating rate debt, assuming a hypothetical 10% fluctuation in interest rates, would be $0.9 million.

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

Index
Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
(In thousands except per share amounts)	2025	2024	2023
Revenue	$1,612,111	$1,557,228	$1,456,450
Cost of products sold	1,072,811	1,050,135	996,153
Selling and administrative expenses	332,172	315,514	305,274
Operating income	207,128	191,579	155,023
Interest expense	29,581	28,781	25,172
Earnings before income taxes	177,547	162,798	129,851
Income taxes	43,058	38,132	36,457
Net earnings	$134,489	$124,666	$93,394

Earnings per common share:
Basic	$3.18	$2.96	$2.22
Diluted	$3.16	$2.94	$2.21

Weighted average number of common shares outstanding:
Basic	42,236	42,145	42,027
Diluted	42,595	42,396	42,242

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net earnings	$134,489	$124,666	$93,394
Cash flow hedges adjustment, net of tax expense (benefit) of $751, $(256), and $984, respectively	340	(1,307)	1,596
Pension adjustment, net of tax benefit of $(318), $(88), and $(72), respectively	(1,044)	(269)	(287)
Foreign currency translation on net investment hedges	(37,220)	17,996	(11,378)
Tax effect of current year activity on net investment hedges	9,245	(4,470)	2,826
Foreign currency translation on long-term intercompany loans	(34,202)	12,026	(1,813)
Tax effect of current year activity on long-term intercompany loans	9,535	(4,430)	1,820
Other foreign currency translation	109,932	(74,268)	35,807
Total comprehensive income	$191,075	$69,944	$121,965

See notes to consolidated financial statements.

Index
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share amounts)	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$36,533	$26,626
Trade accounts receivable	305,380	290,087
Inventories	678,220	600,302
Prepaid expenses and other current assets	59,717	44,871
Fixed assets held for sale	1,598	-
Total current assets	1,081,448	961,886
Other assets	102,362	96,276
Deferred tax assets	71,204	50,387
Intangible assets, net	10,121	11,883
Goodwill	439,706	411,775
Property, Plant, and Equipment:
Land	34,898	32,369
Buildings	366,797	351,171
Machinery and equipment	858,762	804,385
Construction in progress	78,492	43,929
	1,338,949	1,231,854
Less accumulated depreciation	(799,653)	(740,267)
	539,296	491,587
Total assets	$2,244,137	$2,023,794

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$138,344	$139,052
Accrued salaries, wages, and withholdings from employees	43,988	47,470
Other accrued expenses	65,652	52,026
Income taxes	15,247	12,243
Short-term borrowings	352	19,848
Total current liabilities	263,583	270,639
Deferred tax liabilities	13,651	14,607
Other liabilities	40,112	39,540
Accrued employee and retiree benefits	24,045	24,499
Long-term debt	709,232	613,523
Shareholders’ Equity:
Common stock, par value $0.10 a share, authorized 100,000,000 shares; issued 53,954,874 shares	5,396	5,396
Additional paid‑in capital	123,668	117,500
Earnings reinvested in the business	1,847,014	1,782,139
Treasury stock, 11,685,819 and 11,779,321 shares, respectively, at cost	(612,311)	(617,210)
Accumulated other comprehensive loss	(170,253)	(226,839)
	1,193,514	1,060,986
Total liabilities and shareholders’ equity	$2,244,137	$2,023,794

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net earnings	$134,489	$124,666	$93,394
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	61,098	60,329	57,820
Share-based compensation expense	13,946	10,084	8,933
Net loss (gain) on assets	289	(140)	541
Portfolio Optimization Plan costs	5,273	1,415	24,089
Deferred income taxes	(2,705)	(18,598)	(5,100)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,106)	(29,638)	35,801
Inventories	(62,226)	(18,295)	(28,193)
Prepaid expenses and other assets	(19,036)	(5,407)	5,767
Trade accounts payable and other accrued expenses	(1,445)	8,995	(5,978)
Accrued salaries, wages, and withholdings from employees	(5,093)	22,518	(17,830)
Income taxes	1,839	(810)	(1,175)
Other liabilities	2,503	2,032	1,628
Net cash provided by operating activities	127,826	157,151	169,697

Cash Flows from Investing Activities
Acquisition of property, plant, and equipment	(89,409)	(59,212)	(87,868)
Proceeds from sale of assets	496	339	156
Acquisition of new businesses	(4,867)	—	(1,650)
Other investing activities	1,098	(336)	1,741
Net cash used in investing activities	(92,682)	(59,209)	(87,621)

Cash Flows from Financing Activities
Proceeds from additional borrowings	216,485	159,321	351,662
Debt payments	(177,592)	(167,073)	(355,161)
Dividends paid	(69,614)	(69,399)	(69,222)
Other financing activities	(4,314)	(4,395)	(9,278)
Net cash used in financing activities	(35,035)	(81,546)	(81,999)

Effect of exchange rate changes on cash and cash equivalents	9,798	(18,704)	7,936

Net increase (decrease) in cash and cash equivalents	9,907	(2,308)	8,013
Cash and cash equivalents at beginning of year	26,626	28,934	20,921

Cash and cash equivalents at end of year	$36,533	$26,626	$28,934

Cash paid during the year for:
Interest	$29,356	$29,107	$24,443
Income taxes	48,806	56,744	39,681
Capitalized interest	1,551	1,274	1,984

See notes to consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share	Common	Additional Paid-in	Earnings Reinvested in the	Treasury Stock		Accumulated Other Comprehensive
amounts)	Stock	Capital	Business	Shares	Amount	(Loss) Income
Balances at December 31, 2022	$5,396	$124,043	$1,702,700	12,058,773	$(631,853)	$(200,688)
Net earnings			93,394
Other comprehensive income						28,571
Cash dividends paid – $1.64 per share			(69,222)
Share-based compensation		8,933
Non-vested stock issued upon vesting		(14,987)		(286,019)	14,987
Benefit plans		375		(18,172)	952
Other		(2,423)		130,816	(6,854)
Balances at December 31, 2023	5,396	115,941	1,726,872	11,885,398	(622,768)	(172,117)
Net earnings			124,666
Other comprehensive loss						(54,722)
Cash dividends paid – $1.64 per share			(69,399)
Share-based compensation		10,084
Non-vested stock issued upon vesting		(7,838)		(149,579)	7,838
Benefit plans		299		(21,405)	1,122
Other		(986)		64,907	(3,402)
Balances at December 31, 2024	5,396	117,500	1,782,139	11,779,321	(617,210)	(226,839)
Net earnings			134,489
Other comprehensive income						56,586
Cash dividends paid – $1.64 per share			(69,614)
Share-based compensation		13,946
Non-vested stock issued upon vesting		(6,662)		(127,163)	6,662
Benefit plans		394		(19,899)	1,043
Other		(1,510)		53,560	(2,806)
Balances at December 31, 2025	$5,396	$123,668	$1,847,014	11,685,819	$(612,311)	$(170,253)

See notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2025, 2024, and 2023

1. Summary of Significant Accounting Policies

Nature of Operations
Sensient Technologies Corporation, together with its subsidiaries (the Company or Sensient), is a leading global manufacturer and marketer of colors, flavors, and other specialty ingredients. The Company uses advanced technologies at facilities around the world to develop specialty food and beverage systems; personal care, essential oils, pharmaceutical, and nutraceutical systems; specialty colors; and other specialty and fine chemicals. The Company’s three reportable segments are the Flavors & Extracts Group and the Color Group, which are managed on a product line basis, and the Asia Pacific Group, which is managed on a geographic basis. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs are included in the “Corporate & Other” category.

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

Customer returns of non-conforming products are estimated at the time revenue is recognized. In certain customer relationships, volume rebates exist, which are recognized according to the terms and conditions of the contractual relationship. Customer returns, rebates, and discounts are not material to the Company’s consolidated financial statements. The Company has elected to recognize the revenue and cost for freight and shipping when control over the products has been transferred to the customer. The Company has elected to immediately expense contract costs related to obtaining a contract as the amortization period of the asset the Company otherwise would have recognized would have been less than a year.

In addition to evaluating the Company’s performance based on the segments above, revenue is also disaggregated and analyzed by product line and geographic market (See Note 12 Segment and Geographic Information, for further information).

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out (FIFO) method. Inventories include finished and in-process products totaling $491.4 million and $426.8 million at December 31, 2025 and 2024, respectively, and raw materials and supplies of $186.8 million and $173.5 million at December 31, 2025 and 2024, respectively.

The Company recorded non-cash charges of $4.3 million and $0.7 million in Cost of Products Sold related to the Portfolio Optimization Plan in 2025 and 2024, respectively. The non-cash charges in 2025 reduced the carrying value of certain inventories, as they were determined to be excess, and the charges in 2024 were primarily related to trial production runs that did not meet quality specifications and thus were disposed of. See Note 14, Portfolio Optimization Plan, for additional information.

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

Goodwill and Other Intangible Assets
The carrying value of goodwill is evaluated for impairment on an annual basis or more frequently when an indicator of impairment occurs. The impairment assessment includes comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the public trading and private transaction valuation multiples for comparable companies. The Company performed such a quantitative analysis in 2025, which indicated a substantial premium compared to the carrying value of net assets, including goodwill, at the reporting unit level. In 2024 and 2023, the Company completed a qualitative assessment noting no indicators of impairment. The Company did not record impairment charges for any of its reporting units in 2025, 2024, or 2023.

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefits consumed, ranging from 5 to 25 years. These assets include technological know-how, customer relationships, patents, trademarks, trade secrets, and non-compete agreements, among others.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if potential impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the difference between fair value and carrying value. Impairment losses were recorded as a result of the Company’s Portfolio Optimization Plan in 2023. See Note 14, Portfolio Optimization Plan, for additional information.

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

The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. These risk management transactions may involve the use of foreign currency derivatives to protect against exposure resulting from recorded accounts receivable and payable. The Company may utilize forward exchange contracts, generally with maturities of less than 18 months, which qualify as cash flow hedges. Generally, these foreign exchange contracts are intended to offset the effect of exchange rate fluctuations on non-functional currency denominated sales and purchases. For derivative instruments that are designated as cash flow hedges, gains and losses are deferred in Accumulated Other Comprehensive Loss (OCL) until the underlying transaction is recognized in earnings.

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

Net Investments Hedging
The Company is exposed to risk related to its net investments in foreign subsidiaries. As part of its risk management activities, the Company may enter into foreign-denominated debt to be used as a non-derivative instrument to hedge the Company’s net investment in foreign subsidiaries. The change in the fair value of debt designated as a net investment hedge is recorded in foreign currency translation in OCL.

Commodity Purchases
The Company purchases certain commodities in the normal course of business that result in physical delivery of the goods and, hence, are excluded from ASC 815, Derivatives and Hedging.

Translation of Foreign Currencies
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates prevailing during the year. Adjustments resulting from the translation of foreign accounts into U.S. dollars are recorded in foreign currency translation in OCL. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings and were not significant during the years ended December 31, 2025, 2024, and 2023.

Index
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

The following table sets forth the computation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
(In thousands except per share amounts)	2025	2024	2023
Numerator:
Net earnings	$134,489	$124,666	$93,394
Denominator:
Denominator for basic EPS - weighted average common shares	42,236	42,145	42,027
Effect of dilutive securities	359	251	215
Denominator for diluted EPS - diluted weighted average shares outstanding	42,595	42,396	42,242

Earnings per Common Share:
Basic	$3.18	$2.96	$2.22
Diluted	$3.16	$2.94	$2.21

The Company has a share-based compensation plan under which employees may be granted share-based awards, in which non-forfeitable dividends are paid on non-vested shares for certain awards. As such, these shares are considered participating securities under the two-class method of calculating EPS as described in ASC 260, Earnings per Share. The two-class method of calculating EPS did not have a material impact on the Company’s EPS calculations as of December 31, 2025, 2024, and 2023.

All EPS amounts are presented on a diluted basis unless otherwise noted.

Accumulated Other Comprehensive Income (Loss)
OCL is composed primarily of foreign currency translation, pension liability, and unrealized gains or losses on cash flow hedges. See Note 10, Accumulated Other Comprehensive Loss, for additional information.

Research and Development
Research and development costs are recorded in Selling and Administrative Expenses in the year they are incurred. Research and development costs were $52.9 million, $49.1 million, and $48.1 million, during the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising
Advertising costs are recorded in Selling and Administrative Expenses as they are incurred. Advertising costs were $3.2 million, $2.6 million, and $2.5 million, during the years ended December 31, 2025, 2024, and 2023, respectively.

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

Index
Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were issued. See Note 16, Subsequent Event, for additional information.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires the Company to disaggregate its income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU in the fourth quarter of 2025 using a prospective transition method. The Company updated the disclosures included in Note 11, Income Taxes, as a result of adopting this ASU, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2025 and 2024:

(In thousands)	Allowance for Doubtful Accounts
Balance at December 31, 2023	$4,373
Provision for expected credit losses	1,527
Accounts written off	(596)
Translation and other activity	(281)
Balance at December 31, 2024	$5,023
Provision for expected credit losses	288
Accounts written off	(488)
Translation and other activity	305
Balance at December 31, 2025	$5,128

Index
4. Goodwill and Intangible Assets

At December 31, 2025 and 2024, goodwill is the only intangible asset that is not subject to amortization. The following table summarizes intangible assets with determinable useful lives by major category as of December 31, 2025 and 2024:

		2025		2024
(In thousands except weighted average amortization years)	Weighted Average Amortization Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Technological know-how	11.7	$6,672	$(4,351)	$6,643	$(3,119)
Customer relationships	19.0	9,637	(4,206)	9,611	(3,672)
Patents, trademarks, non-compete agreements, and other	15.4	12,749	(10,380)	12,121	(9,701)
Total finite-lived intangibles	15.8	$29,058	$(18,937)	$28,375	$(16,492)

Amortization of intangible assets was $2.1 million in 2025, $1.7 million in 2024, and $2.3 million in 2023. Estimated amortization expense, for the five years subsequent to December 31, 2025, is $1.6 million in 2026; $1.2 million in 2027; $1.0 million in 2028; $0.9 million in 2029; and $0.9 million in 2030.

The changes in goodwill for the years ended December 31, 2025 and 2024, by reportable business segment, were as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Balance as of December 31, 2023	$103,313	$316,181	$4,571	$424,065
Currency translation impact	(3,070)	(9,001)	(219)	(12,290)
Balance as of December 31, 2024	$100,243	$307,180	$4,352	$411,775
Currency translation impact	5,060	18,254	60	23,374
Acquisitions(1)	-	4,557	-	4,557
Balance as of December 31, 2025	$105,303	$329,991	$4,412	$439,706

(1)	In 2025, the Company acquired Biolie SAS. See Note 2, Acquisitions, for additional information.

5. Leases

The Company leases certain office space, warehouses, land, and equipment under operating lease arrangements. Some of the Company’s leases include options to extend the leases for up to an additional five years. Some of the Company’s lease agreements also include rental payments that are adjusted periodically for inflation (i.e., Consumer Price Index).

The Company recorded operating lease expense, which includes short-term lease expense and variable lease costs, of $14.0 million, $13.4 million, and $11.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.

For the years ended December 31, 2025, 2024, and 2023, the Company paid $13.3 million, $11.5 million, and $10.3 million, respectively, in cash for operating leases, not including short-term lease expense or variable lease costs. The Company entered into operating leases that resulted in $12.0 million, for the year ended December 31, 2025, and $9.0 million, for each of the years ended December 31, 2024 and 2023, of right-of-use assets in exchange for operating lease obligations.

The Company included $39.9 million and $36.4 million of right-of-use assets in Other Assets on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The Company included $29.2 million and $28.7 million of operating lease liabilities in Other Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The Company included $10.6 million and $7.7 million of operating lease liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Index
The Company’s weighted average remaining operating lease term was 5.6 years and 6.9 years as of December 31, 2025 and 2024, respectively. The Company’s weighted average discount rate for operating leases was 4.57% and 4.20% as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, maturities of operating lease liabilities for future annual periods are as follows:

(In thousands)
Year ending December 31,
2026	$12,296
2027	10,531
2028	5,755
2029	4,767
2030	3,662
Thereafter	8,619
Total lease payments	45,630
Less imputed interest	(5,805)
Present value of lease liabilities	$39,825

6. Debt

Long-term Debt
Long-term debt consisted of the following obligations at December 31:

(In thousands)	2025	2024
4.19% senior notes due November 2025	$-	$25,000
6.08% senior notes due November 2026	35,000	35,000
6.14% senior notes due November 2027	35,000	35,000
4.94% senior notes due May 2028	75,000	75,000
4.83% senior notes due November 2029	60,000	-
6.34% senior notes due November 2029	35,000	35,000
1.71% Euro-denominated senior notes due May 2027	46,981	41,416
4.15% Euro-denominated senior notes due May 2028	46,981	41,416
4.62% Euro-denominated senior notes due November 2029	46,981	41,416
2.76% British Pound-denominated notes due November 2025	-	31,289
Euro-denominated term loan	88,090	77,657
Revolving Credit Facilities	240,488	175,125
Various other notes	369	536
Total debt	709,890	613,855
Less debt fees	(429)	(133)
Less current portion	(229)	(199)
Total long-term debt	$709,232	$613,523

In June 2025, the Company entered into a Fourth Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $400 million senior unsecured revolving credit facility, with up to $20 million of the facility being available as a sub-facility for standby and commercial letters of credit and sub-limits of up to $50 million on swing line loans. The Credit Agreement amended and restated the Company’s Third Amended and Restated Credit Agreement to, among other things, (i) increase the aggregate revolving commitment amount from $350 million to $400 million, (ii) increase the incremental revolving commitment from $100 million to $150 million, (iii) extend the maturity of the Company’s revolving credit facility from May 2026 to June 2030, and (iv) modify certain other provisions. Funds are available in U.S. dollars, Euros, English pounds, and other major currencies. Proceeds from the facility have been and will be used to refinance existing indebtedness of the Company, for working capital, and other general corporate purpose needs, including capital expenditures, of the Company.

In June 2025, the Company also amended its term loan agreement (Term Loan) with PNC Bank, N.A (PNC Bank) to extend the maturity date from November 2025 to June 2027. The term loan acts as a partial hedge of the Company’s net asset position in Euros. See Note 7, Derivative Instruments and Hedging Activity, for additional information. Borrowings on the Term Loan bear interest at a variable rate, based upon the Eurocurrency Rate and including a margin percentage of 1.125%. The average interest rate on the Term Loan was 3.30% for the year ended December 31, 2025.

Index
In June 2025, the Company also amended its accounts receivable securitization program with Wells Fargo Bank N.A. (Wells Fargo) to, among other things, (i) increase the facility limit from $85 million to $105 million and (ii) extend the termination date from August 2025 to August 2026. Under the amended program, Wells Fargo has extended a secured loan (Secured Loan) of up to $105 million to the Company secured by Wells Fargo’s undivided interests in certain of the Company’s trade accounts receivables. The interest rate on the Secured Loan is the Daily One Month Term SOFR as administered by CME Group Benchmark Administration Limited plus an Applicable Margin of 77.5 basis points. The Company has the intent and ability either to refinance the Secured Loan with available funds from the Company’s existing long-term revolving credit facility or to extend its accounts receivable program with Wells Fargo when it matures. Accordingly, the Secured Loan has been classified as long-term debt on the Company’s Consolidated Balance Sheet and is included with the Revolving Credit Facilities above. As of December 31, 2025, the amount was fully drawn.

In November 2025, the Company entered into an Amended and Restated Consolidated Note Purchase and Master Note Agreement (Master Note Agreement) with the purchasers named therein. The Master Note Agreement consolidates all existing senior note purchase agreements of the Company into a single senior note purchase agreement and concurrently amends and restates the note purchase agreement to be in the form of the Master Note Agreement. The Master Note Agreement provides a framework for the issuance of up to an aggregate of $825 million of notes, including the existing outstanding senior notes, with a three-year draw period, but does not include commitments by any purchaser to purchase additional notes beyond those already outstanding. The notes drawn during this period can have maturity dates up to 12 years from the date of issuance.
In November 2025, the Company issued $60 million of U.S. dollar-denominated senior notes under the Master Note Agreement, maturing in November 2029 and bearing an interest rate of 4.83%. The proceeds were used to repay the Company’s existing $25 million 4.19% senior notes due November 1, 2025 and £25 million 2.76% senior notes due November 1, 2025.

The borrowings under the revolving credit facility, excluding borrowings on the accounts receivable securitization program, had an average interest rate of 4.44% and 5.46% for the years ended December 31, 2025 and 2024, respectively.

The aggregate amounts of contractual maturities on long-term debt subsequent to December 31, 2025, are as follows:

(In thousands)
Year ending December 31,
2026	$139,845
2027	170,103
2028	121,889
2029	141,907
2030	135,488
Total long-term debt maturities	$709,232

The Company had $261.2 million available under the revolving credit facility and $6.0 million available under other lines of credit from several banks at December 31, 2025.

Substantially all of the senior financing obligations contain restrictions concerning interest coverage, borrowings, and investments. The most restrictive loan covenants require a Leverage Ratio less than 3.5 and an Interest Coverage Ratio greater than 3.0, in each case, as defined in the Company’s Credit Agreement. The Company is in compliance with all of these restrictions at December 31, 2025.

The Company had stand-by and trade letters of credit outstanding of $3.3 million and $3.4 million as of December 31, 2025 and 2024, respectively.

Short-term Borrowings
The Company’s short-term borrowings consisted of the following items at December 31:

(In thousands)	2025	2024
U.S. credit facilities	$-	$18,382
Current maturities of long-term debt	229	199
Loans of foreign subsidiaries	123	1,267
Total	$352	$19,848

The weighted average interest rates on short-term borrowings were 5.03% and 5.67% at December 31, 2025 and 2024, respectively.

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

Forward Exchange Contracts
Certain forward exchange contracts have been designated as cash flow hedges. The Company had $49.9 million and $70.3 million of forward exchange contracts, designated as cash flow hedges, outstanding as of December 31, 2025 and 2024, respectively, and are recorded in Other Accrued Expenses on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, a gain of $1.7 million was reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. For the year ended December 31, 2024, the amount reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period was not material. For the year ended December 31, 2023, a gain of $2.2 million was reclassified into net earnings in the Company’s Consolidated Statement of Earnings that offset the earnings impact of the related non-functional asset or liability hedged in the same period. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges and the results of these transactions are not material to the financial statements.

Net Investment Hedges
The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of December 31, 2025, the total value of the Company’s net investment hedges, which included Euro denominated long-term debt, was $309.5 million. As of December 31, 2024, the total value of the Company’s net investment hedges, which included Euro and British Pound denominated long-term debt, was $295.3 million. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in OCL. The impact of foreign exchange rates on these debt instruments increased debt by $37.2 million and decreased debt by $18.0 million for the years ended December 31, 2025, and 2024, respectively, and are recorded as foreign currency translation in OCL.

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

8. Share-Based Compensation

In April 2022, the shareholders of the Company approved the Amended and Restated 2017 Stock Plan authorizing 2.15 million shares for issuance as non-vested stock in the form of restricted stock, restricted stock units, performance stock units, non-qualified stock options, incentive stock options, and stock appreciation rights. As of December 31, 2025, there were 0.5 million shares available to issue as non-vested stock under the Company’s Amended and Restated 2017 Stock Plan. The Company may also issue up to 0.2 million shares of stock pursuant to its 1999 Amended and Restated Directors Deferred Compensation Plan.

The Company recognizes expense for shares of non-vested stock over a three-year vesting period with a pro-rata vesting upon retirement. During the period of restriction, the holder of non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. The holders of performance stock units are not entitled to vote or receive dividends and other distributions paid with respect to the stock, until the units have vested and shares of stock issued.

Index
Grants issued to elected officers consist of 60% performance stock unit awards and 40% non-vested restricted stock awards. The performance stock unit awards are based on a three-year performance period and a three-year vesting period with a pro-rata vesting upon retirement. Starting with the December 2024 grant, grants issued to certain business unit leaders also consist of 60% performance stock unit awards and 40% non-vested restricted stock awards, in each case as described above. Three-year performance that exceeds the stated performance metrics, would result in an award up to 150% of the original grant for business unit leaders and up to 200% for elected officers. For the December 2025 performance stock grant to elected officers, enhanced payout levels were included to allow for additional payouts up to 2.5 times the 200% payout level, if the stated enhanced performance criteria are met.

The Company expenses awards for non-vested stock, including time-vesting stock and performance stock units, based on the fair value of the Company’s common stock at the date of the grant. The Company recognizes the impact from forfeitures as they occur.

The December 2019, December 2020, and December 2021 performance stock unit awards, which were based on the three-year performance period of January 1, 2020 to December 31, 2022, January 1, 2021 to December 31, 2023, and January 1, 2022 to December 31, 2024, respectively, exceeded the stated performance metrics, which resulted in an award payout of 200%, 124%, and 102%, respectively, of the original grant upon vesting in February 2023, February 2024, and February 2025, respectively.

The following table summarizes the non-vested stock and performance stock unit activity:

(In thousands except fair value)	Shares	Grant Date Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2022	519	$73.19	$37,883
Granted	201	61.61
Vested, net	(179)	63.02
Cancelled	(5)	72.45
Outstanding at December 31, 2023	536	72.26	35,383
Granted	190	71.79
Vested, net	(115)	79.47
Cancelled	(70)	70.87
Outstanding at December 31, 2024	541	70.74	38,517
Granted	178	90.41
Vested, net	(112)	81.48
Cancelled	(27)	81.89
Outstanding at December 31, 2025	580	$74.18	$54,453

The total intrinsic values of shares vested during 2025, 2024, and 2023, were $10.2 million, $10.1 million, and $20.3 million, respectively.

As of December 31, 2025, total remaining unearned compensation, net of expected forfeitures, related to non-vested stock and performance stock units was $28.2 million, which will be amortized over the weighted average remaining service period of 2.3 years.

Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Earnings was $13.9 million, $10.1 million, and $8.9 million in 2025, 2024, and 2023, respectively. The Company also recognized tax related benefits of $1.5 million, $1.0 million, and $1.1 million in 2025, 2024, and 2023, respectively.

9. Retirement Plans

The Company provides benefits under defined contribution plans including a savings plan and an employee stock ownership plan (ESOP). The savings plan covers substantially all domestic salaried and certain non-union hourly employees and provides for matching contributions up to 4% of each employee’s salary. The ESOP covers substantially all domestic employees and provides for contributions based on a percentage of each employee’s compensation as determined by the Company’s Board of Directors. Total expense for the Company’s defined contribution plans was $9.1 million in 2025, $8.0 million in 2024, and $8.2 million in 2023.

Index
Although the Company intends for these defined contribution plans to be the primary retirement benefit for most employees, the Company also has several defined benefit plans. The funded status of the defined benefit plans was as follows at December 31:

(In thousands)	2025	2024
Benefit obligation at beginning of year	$30,887	$36,413
Service cost	1,506	1,736
Interest cost	1,817	1,839
Foreign currency exchange rate changes	1,284	(979)
Benefits paid	(1,854)	(5,266)
Actuarial loss (gain)	678	(2,856)
Benefit obligation at end of year	34,318	30,887
Plan assets at beginning of year	18,972	21,270
Company contributions	801	4,192
Foreign currency exchange rate changes	1,137	(544)
Benefits paid	(1,854)	(5,266)
Actual gain (loss) on plan assets	714	(680)
Plan assets at end of year	19,770	18,972
Funded status	$(14,548)	$(11,915)
Accumulated benefit obligation	$32,315	$29,480

Amounts recognized in the Consolidated Balance Sheets at December 31:

(In thousands)	2025	2024
Accrued employee and retiree benefits	$(14,226)	$(15,882)
Other accrued expenses	(4,991)	(693)
Other assets	4,669	4,660
Net liability	$(14,548)	$(11,915)

Components of annual benefit cost:

(In thousands)	2025	2024	2023
Service cost	$1,506	$1,736	$1,741
Interest cost	1,817	1,839	1,886
Expected return on plan assets	(1,093)	(1,237)	(1,007)
Recognized actuarial gain	(305)	(359)	(656)
Settlement income	-	(610)	-
Defined benefit expense	$1,925	$1,369	$1,964

The Company’s non-service cost portion of defined benefit expense is recorded in Interest Expense on the Company’s Consolidated Statements of Earnings. The Company’s service cost portion of defined benefit expense is recorded in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings. The Company has elected to use the actual fair value of plan assets as the market-related value of plan assets in the determination of the expected return on plan assets. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.

Weighted average liability assumptions as of December 31:

	2025	2024
Discount rate	5.51%	5.83%
Expected return on plan assets	5.83%	5.71%
Rate of compensation increase	1.28%	1.17%

Weighted average cost assumptions for the year ended December 31:

	2025	2024	2023
Discount rate	5.83%	5.15%	5.12%
Expected return on plan assets	5.71%	4.91%	4.89%
Rate of compensation increase	1.17%	1.14%	0.90%

Index
The aggregate amounts of benefits expected to be paid from defined benefit plans in each of the next five years subsequent to December 31, 2025, which include employees’ expected future service, are as follows: 2026, $6.6 million; 2027, $2.3 million; 2028, $2.3 million; 2029, $2.6 million; 2030, $2.5 million; and $26.3 million in total for the years 2031 through 2035.

The Company expects to contribute $5.1 million to defined benefit plans in 2026.

Amounts in Accumulated other comprehensive loss at December 31 were as follows:

(In thousands)	2025	2024
Unrecognized net actuarial loss	$4,627	$2,996
Prior service cost	151	146
Total before tax effects	$4,778	$3,142

The pension adjustments, net of tax, recognized in OCL, were as follows:

(In thousands)	2025	2024	2023
Net actuarial (loss) gain arising during the period	$(818)	$665	$192
Amortization of actuarial gain, included in defined benefit expense	(226)	(934)	(479)
Pension adjustment, net of tax	$(1,044)	$(269)	$(287)

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

The following table presents the Company’s pension plan assets by asset category as of December 31, 2025 and 2024:

	Fair Value as of December 31,	Fair Value Measurements at December 31, 2025 Using Fair Value Hierarchy			Fair Value as of December 31,	Fair Value Measurements at December 31, 2024 Using Fair Value Hierarchy
(In thousands)	2025	Level 1	Level 2	Level 3	2024	Level 1	Level 2	Level 3
Equity Funds
Domestic	$5,637	$5,637	$—	$—	$5,496	$5,496	$—	$—
International	20	—	20	—	28	—	28	—
International Fixed Income Funds	13,868	2,137	11,731	—	13,116	1,655	11,461	—
Other investments	245	228	17	—	332	321	11	—
Total assets at fair value	$19,770	$8,002	$11,768	$—	$18,972	$7,472	$11,500	$—

The Company is required to categorize pension plan assets based on the following fair value hierarchy:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Index
10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in OCL for 2025, 2024, and 2023:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2022	$(599)	$(1,792)	$(198,297)	$(200,688)
Other comprehensive income before reclassifications	3,833	192	27,262	31,287
Amounts reclassified from OCL	(2,237)	(479)	-	(2,716)
Balance as of December 31, 2023	$997	$(2,079)	$(171,035)	$(172,117)
Other comprehensive (loss) income before reclassifications	(1,723)	665	(53,146)	(54,204)
Amounts reclassified from OCL	416	(934)	-	(518)
Balance as of December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
Other comprehensive income (loss) before reclassifications	1,994	(818)	57,290	58,466
Amounts reclassified from OCL	(1,654)	(226)	-	(1,880)
Balance as of December 31, 2025	$30	$(3,392)	$(166,891)	$(170,253)
(1)	Cash Flow Hedges and Pension Items are net of tax.

11. Income Taxes

Earnings before income taxes were as follows:

(In thousands)	2025	2024	2023
United States	$66,358	$57,318	$45,900
Foreign	111,189	105,480	83,951
Total	$177,547	$162,798	$129,851

The provision for income taxes was as follows:

(In thousands)	2025	2024	2023
Current income tax expense:
Federal	$13,395	$20,307	$11,153
State	1,936	3,375	2,814
Foreign	30,432	33,048	27,590
	45,763	56,730	41,557
Deferred expense (benefit):
Federal	46	(12,743)	(4,656)
State	(1,338)	(581)	(813)
Foreign	(1,413)	(5,274)	369
	(2,705)	(18,598)	(5,100)
Income taxes	$43,058	$38,132	$36,457

Payments of income taxes were as follows:

(In thousands)	2025
Federal	$13,686
State	3,211
Germany	7,389
Thailand	4,904
Mexico	3,846
China	3,141
France	2,408
Foreign - Other	10,221
Total	$48,806

Index
The company adopted ASU 2023-09 prospectively in 2025. The 2025 reconciliation between the U.S. Federal tax rate and the actual effective tax rate under ASU 2023-09 is below. The reconciliation for 2024 and 2023 under the prior guidance follows.

	2025
	Amount	Percent
Taxes at statutory rate	$37,285	21.0%
State income taxes, net of federal income tax benefit
Wisconsin[1]	(1,053)	(0.6)
Other state income taxes[1]	1,140	0.6
Tax credits
Research and Development tax credits	(3,674)	(2.1)
Foreign tax effects
Germany
Foreign statutory tax rate difference	(1,622)	(0.9)
Enacted change in tax rate impact on deferred items	(1,726)	(1.0)
Local taxes	4,039	2.3
Other foreign jurisdictions	6,823	3.9
Effect of cross-border taxes
Global intangible low-taxed income	474	0.3
Foreign derived intangible income	(2,175)	(1.2)
Other effects of cross-border taxes	733	0.4
Nontaxable or nondeductible items
Nondeductible compensation	2,452	1.4
Other nontaxable or nondeductible items	(155)	(0.1)
Changes in unrecognized benefits	198	0.1
Other reconciling items	319	0.2
Effective taxes and tax rate	$43,058	24.3%

1 Wisconsin had a release of a valuation allowance related to its net operating loss. The states that make up the majority of the Other state income taxes category are California and Illinois.

	2024	2023
Taxes at statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.0	1.1
Tax credits	(1.6)	(1.9)
Taxes on foreign earnings	4.1	4.8
Global Intangible Low-Taxed Income	0.5	0.6
Foreign Derived Intangible Income	(1.2)	(1.3)
Resolution of prior years’ tax matters	0.6	0.3
Valuation allowance adjustments	(1.4)	2.8
Nondeductible compensation	0.9	1.2
Other, net	(0.5)	(0.5)
Effective tax rate	23.4%	28.1%

For 2024 and 2023, taxes on foreign tax effects include the difference between the tax rates applied to foreign earnings relative to the U.S. statutory tax rate, accruals for foreign unrecognized tax benefits, and the impact of the U.S. foreign tax credit, not including the impact from Global Intangible Low-Taxed Income (GILTI). The impact on the Company’s effective tax rate varies from year to year based on the finalization of prior year foreign and domestic tax items, audit settlements, and mix of foreign earnings. The effective tax rates in 2025, 2024, and 2023 were all impacted by the release of valuation allowances related to net operating losses (NOLs) and the limited deductibility of costs related to the Portfolio Optimization Plan. See Note 14, Portfolio Optimization Plan. The effective tax rate in 2025 was also impacted by the change in the German tax rate. The effective tax rate in 2023 was also impacted by the release of valuation allowances related to the foreign tax credit carryover.

Index
The Company’s valuation allowance at December 31, 2025 and 2024 was $29.1 million and $29.7 million, respectively. In 2025, the valuation allowance related to foreign NOLs was increased, and the valuation allowance related to state NOLs was reduced. In 2024, the valuation allowance related to foreign NOLs was reduced, and the valuation allowance related to state NOLs was increased.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

(In thousands)	2025	2024
Deferred tax assets:
Benefit plans	$10,859	$8,123
Liabilities and reserves	20,886	20,322
Operating loss and credit carryovers	58,598	59,834
Capitalized research and development costs	22,745	18,666
Other	20,788	5,355
Gross deferred tax assets	133,876	112,300
Valuation allowance	(29,053)	(29,743)
Deferred tax assets	104,823	82,557
Deferred tax liabilities:
Property, plant, and equipment	(28,265)	(26,092)
Goodwill	(19,005)	(20,685)
Deferred tax liabilities	(47,270)	(46,777)
Net deferred tax assets	$57,553	$35,780

At December 31, 2025, foreign tax credit carryovers were $27.3 million, all of which expire before 2040. At December 31, 2025, foreign operating loss carryovers were $90.5 million. Included in the foreign operating loss carryovers are losses of $16.5 million that expire through 2040 and $74.0 million that expire after 2040 or do not have an expiration date. At December 31, 2025, state operating loss carryovers were $110.0 million, which expire prior to 2040.

The Company is electing to recognize GILTI as a period expense in the period the tax is incurred.

The Organisation for Economic Co-operation and Development has issued Pillar Two model rules imposing a global minimum corporate tax rate of 15%. The Pillar Two model rules have not had a material impact on the Company, and we will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. At December 31, 2025, no additional income or withholding taxes have been provided for the $920.0 million of undistributed earnings or any additional outside basis differences inherent in these entities, as these amounts are considered to be invested indefinitely. If the undistributed earnings were repatriated, the Company estimates it would have a withholding tax liability of $45.8 million. The determination of the tax liability for any outside basis differences is not practicable.

A reconciliation of the change in the liability for unrecognized tax benefits for 2025 and 2024 is as follows:

(In thousands)	2025	2024
Balance at beginning of year	$4,391	$4,251
Increases for tax positions taken in the current year	840	865
Increases for tax positions taken in prior years	130	422
Decreases related to settlements with tax authorities	(736)	-
Decreases as a result of lapse of the applicable statutes of limitations	(952)	(765)
Foreign currency exchange rate changes	457	(382)
Balance at the end of year	$4,130	$4,391

Index
The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $4.1 million. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. $0.5 million of accrued interest and penalties were reported as an income tax liability as of both December 31, 2025 and 2024. The liability for unrecognized tax benefits relates to multiple jurisdictions and is reported in Other Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2025.

With limited exceptions, the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2021.

12. Segment and Geographic Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs, interest expense, and income taxes (segment operating income). Total revenue and segment operating income by business segment and geographic region include both sales to customers, as reported in the Company’s Consolidated Statements of Earnings, and intersegment sales, which are accounted for at prices that approximate market prices and are eliminated in consolidation.

Assets by business segment and geographic region are those assets used in the Company’s operations in each segment and geographic region. Segment assets reflect the allocation of goodwill to each segment. Corporate & Other assets consist primarily of accounts receivables from the securitization program, investments, deferred tax assets, and fixed assets.

During 2025, the Company changed the name of its Natural Ingredients product line to Agricultural Ingredients within the Flavors & Extracts segment to clearly distinguish it from the natural color activities within the Food & Pharmaceutical Colors product line within the Color segment.

Segment Information
The Company determines its operating segments based on information utilized by its chief operating decision maker (CODM) to allocate resources and assess performance. The Company’s CODM is the Chairman, President, and Chief Executive Officer. The CODM uses segment operating income or loss to allocate resources, which includes employees, financial, or capital resources, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and year-over-year variances on a monthly basis for segment operating income or loss when allocating capital and personnel resources to the segments. Segment performance is evaluated on operating income before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other costs, including the Portfolio Optimization Plan costs, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s three reportable segments are Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristic to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals, and nutraceuticals; colors, ingredients, and systems for personal care; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs as further described in Note 14, Portfolio Optimization Plan, and certain other costs are included in the “Corporate & Other” category.

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Total
2025:
Total segment revenue	$786,943	$700,595	$168,156	$—	$1,655,694
Intersegment revenue	(23,059)	(20,226)	(298)	—	(43,583)
Consolidated revenue from external customers	763,884	680,369	167,858	—	1,612,111
Cost of products sold	560,639	406,632	98,009	7,531	1,072,811
Selling and administrative expenses	102,504	132,458	33,227	63,983	332,172
Segment operating income (loss)	100,741	141,279	36,622	(71,514)	207,128
Interest expense					29,581
Earnings before income taxes					$177,547

Assets	907,127	894,806	128,102	314,102	2,244,137
Capital expenditures	48,057	32,552	2,674	6,126	89,409
Depreciation and amortization	30,347	24,598	2,302	3,851	61,098

2024:
Total segment revenue	$793,698	$647,939	$162,525	$—	$1,604,162
Intersegment revenue	(28,175)	(18,648)	(111)	—	(46,934)
Consolidated revenue from external customers	765,523	629,291	162,414	—	1,557,228
Cost of products sold	565,486	387,364	95,923	1,362	1,050,135
Selling and administrative expenses	102,943	122,398	32,033	58,140	315,514
Segment operating income (loss)	97,094	119,529	34,458	(59,502)	191,579
Interest expense					28,781
Earnings before income taxes					$162,798

Assets	802,177	819,380	116,817	285,420	2,023,794
Capital expenditures	29,237	21,722	2,375	5,878	59,212
Depreciation and amortization	30,437	23,417	2,472	4,003	60,329

2023:
Total segment revenue	$741,072	$607,959	$146,090	$—	$1,495,121
Intersegment revenue	(25,023)	(13,643)	(5)	—	(38,671)
Consolidated revenue from external customers	716,049	594,316	146,085	—	1,456,450
Cost of products sold	530,769	376,512	85,737	3,135	996,153
Selling and administrative expenses	97,507	112,434	29,548	65,785	305,274
Segment operating income (loss)	87,773	105,370	30,800	(68,920)	155,023
Interest expense					25,172
Earnings before income taxes					$129,851

Assets	792,674	846,559	112,335	262,939	2,014,507
Capital expenditures	40,489	37,720	2,923	6,736	87,868
Depreciation and amortization	29,400	22,294	2,548	3,578	57,820

Index
Geographic Information
The Company has manufacturing facilities or sales offices in North America, Europe, Asia, Australia, South America, and Africa.

The Company’s annual revenue summarized by geographic location is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
2025:
Revenue from external customers:
North America	$602,252	$332,975	$56	$—	$935,283
Europe	118,566	196,189	53	—	314,808
Asia Pacific	17,806	66,343	163,386	—	247,535
Other	25,260	84,862	4,363	—	114,485
Total revenue from external customers	$763,884	$680,369	$167,858	$—	$1,612,111
Long-lived assets:
North America	$323,284	$286,871	$—	$145,996	$756,151
Europe	80,200	262,984	—	26	343,210
Asia Pacific	—	3,924	31,056	—	34,980
Other	584	27,764	—	—	28,348
Total long-lived assets	$404,068	$581,543	$31,056	$146,022	$1,162,689

2024:
Revenue from external customers:
North America	$597,046	$313,180	$100	$—	$910,326
Europe	124,257	169,185	149	—	293,591
Asia Pacific	17,878	64,600	156,243	—	238,721
Other	26,342	82,326	5,922	—	114,590
Total revenue from external customers	$765,523	$629,291	$162,414	$—	$1,557,228
Long-lived assets:
North America	$296,479	$272,418	$—	$124,917	$693,814
Europe	78,041	231,961	—	23	310,025
Asia Pacific	—	3,655	29,317	—	32,972
Other	764	24,333	—	—	25,097
Total long-lived assets	$375,284	$532,367	$29,317	$124,940	$1,061,908

2023:
Revenue from external customers:
North America	$553,790	$304,995	$125	$—	$858,910
Europe	113,757	162,644	236	—	276,637
Asia Pacific	21,382	58,003	142,281	—	221,666
Other	27,120	68,674	3,443	—	99,237
Total revenue from external customers	$716,049	$594,316	$146,085	$—	$1,456,450
Long-lived assets:
North America	$297,615	$277,730	$—	$114,995	$690,340
Europe	82,938	244,587	—	24	327,549
Asia Pacific	8	4,199	30,473	—	34,680
Other	241	25,081	—	—	25,322
Total long-lived assets	$380,802	$551,597	$30,473	$115,019	$1,077,891

Sales in the United States, based on the final country of destination of the Company’s products, were $781.9 million, $761.2 million, and $707.1 million, in 2025, 2024, and 2023, respectively. No other country of destination exceeded 10% of consolidated sales. Total long-lived assets in the United States amounted to $660.7 million, $612.7 million, and $603.2 million, at December 31, 2025, 2024, and 2023, respectively.

Index
Product Information
The Company’s revenue summarized by product portfolio is as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
2025:
Flavors, Extracts & Flavor Ingredients	$528,770	$—	$—	$528,770
Agricultural Ingredients	258,173	—	—	258,173
Food & Pharmaceutical Colors	—	529,471	—	529,471
Personal Care	—	171,124	—	171,124
Asia Pacific	—	—	168,156	168,156
Intersegment Revenue	(23,059)	(20,226)	(298)	(43,583)
Total revenue from external customers	$763,884	$680,369	$167,858	$1,612,111

2024:
Flavors, Extracts & Flavor Ingredients	$508,052	$—	$—	$508,052
Agricultural Ingredients	285,646	—	—	285,646
Food & Pharmaceutical Colors	—	481,141	—	481,141
Personal Care	—	166,798	—	166,798
Asia Pacific	—	—	162,525	162,525
Intersegment Revenue	(28,175)	(18,648)	(111)	(46,934)
Total revenue from external customers	$765,523	$629,291	$162,414	$1,557,228

2023:
Flavors, Extracts & Flavor Ingredients	$496,036	$—	$—	$496,036
Agricultural Ingredients	245,036	—	—	245,036
Food & Pharmaceutical Colors	—	452,204	—	452,204
Personal Care	—	155,755	—	155,755
Asia Pacific	—	—	146,090	146,090
Intersegment Revenue	(25,023)	(13,643)	(5)	(38,671)
Total revenue from external customers	$716,049	$594,316	$146,085	$1,456,450

13. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. As of December 31, 2025 and 2024, the Company’s assets and liabilities subject to this standard are forward exchange contracts. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $0.3 million and a liability of $0.8 million as of December 31, 2025 and 2024, respectively. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of December 31, 2025. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at December 31, 2025 and 2024, was $709.5 million and $613.7 million, respectively. The fair value of the long-term debt at December 31, 2025 and 2024, was $720.9 million and $622.0 million, respectively.

14. Portfolio Optimization Plan

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

The Company recorded $2.5 million of accrued liabilities in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to the Portfolio Optimization Plan as of December 31, 2024. The amount of accrued liabilities recorded in Other Accrued Expenses on the Company’s Consolidated Balance Sheet related to the Portfolio Optimization Plan was immaterial as of December 31, 2025. The total cost of the Portfolio Optimization Plan was $50 million, primarily related to non-cash impairment charges and proposed employee separation costs. We anticipate that the Portfolio Optimization Plan will reduce annual operating costs by approximately $8 million, with the full benefit expected to be achieved after 2025. The Company reduced headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

Index
The following table summarizes the Portfolio Optimization Plan expenses by segment for the year ended December 31, 2025:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$953	$-	$-	$953
Non-cash charges – Cost of products sold	4,344	-	-	4,344
Employee separation – Selling and administrative expenses	758	8	-	766
Other production costs – Cost of products sold	3,187	-	-	3,187
Other costs – Selling and administrative expenses(1)	5,986	403	167	6,556
Total	$15,228	$411	$167	$15,806

(1)	Other costs include professional services, decommissioning costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the year ended December 31, 2024:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$-	$1,129	$-	$1,129
Non-cash charges – Cost of products sold	934	(194)	-	740
Employee separation – Selling and administrative expenses	1,450	583	26	2,059
Other production costs – Cost of products sold	622	-	-	622
Other costs – Selling and administrative expenses(1)	1,813	382	(114)	2,081
Total	$4,819	$1,900	$(88)	$6,631

(1)	Other costs include professional services, decommissioning costs, and other related costs.

The following table summarizes the Portfolio Optimization Plan expenses by segment for the year ended December 31, 2023:

(In thousands)	Flavors & Extracts	Color	Corporate & Other	Consolidated
Non-cash impairment charges – Selling and administrative expenses	$11,599	$9,355	$-	$20,954
Non-cash charges – Cost of products sold	2,040	1,095	-	3,135
Employee separation – Selling and administrative expenses	2,820	288	108	3,216
Other costs – Selling and administrative expenses(1)	39	497	-	536
Total	$16,498	$11,235	$108	$27,841

(1)	Other costs include legal settlements, professional services, and other related costs.

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

16. Subsequent Event

On January 16, 2026, the Company announced its quarterly dividend of 41 cents per share would be payable on March 2, 2026.

Index
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Sensient Technologies Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensient Technologies Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Income Taxes—Realizability of Certain Deferred Tax Assets

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2025, the Company had gross deferred tax assets of $133.9 million, $27.3 million of which relate to foreign tax credits. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Management’s analysis of the realizability of its deferred tax assets related to foreign tax credits was significant to our audit because the amounts are material to the financial statements and the assessment process related to the realizability of these deferred tax assets is complex and involves judgments that include projections of income and implementation of tax planning strategies.

How We Addressed the Matter in Our Audit
We tested controls relating to the realizability of foreign tax credits, including controls over management’s projections of future taxable income and management’s identification and planned implementation of available tax planning strategies.

To test management’s assessment of the realizability of its foreign tax credits, our audit procedures included, among others, evaluation of the assumptions used by the Company to project future net foreign source taxable income and implement tax planning strategies, and testing the completeness and accuracy of the underlying data. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies and projections of future taxable income. We assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company. We also performed a sensitivity analysis on the significant assumptions to evaluate how changes in those assumptions would impact the utilization of foreign tax credits.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Milwaukee, Wisconsin
February 13, 2026

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chairman, President, and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2025, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chairman, President, and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. It is management’s policy to maintain a control-conscious environment through an effective system of internal accounting controls. These controls are supported by the careful selection of competent and knowledgeable personnel and by the communication of standard accounting and reporting policies and procedures throughout the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their opinion on the Company’s internal control over financial reporting is included in this Item 9A.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Sensient Technologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Sensient Technologies Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensient Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 13, 2026

Index
Item 9B.	Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Index
PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

Information required by this item regarding directors and officers, corporate governance, and other matters appearing under “Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be filed with the Commission within 120 days after December 31, 2025 (2026 Proxy Statement), is incorporated by reference. Additional information required by this item regarding executive officers appears at the end of Part I above, and information required by this item regarding codes of conduct appears at the beginning of Part I above.

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

Information required by this item relating to compensation of directors and officers is incorporated by reference from the “Election of Directors,” “Executive Compensation,” “Chief Executive Officer Pay Ratio,” and “Equity Compensation Plan Information” portions of the 2026 Proxy Statement. Information required by this item relating to the Compensation and Development Committee of the Company’s Board of Directors is incorporated by reference from the headings “Compensation and Development Committee Report” and “Election of Directors” in the 2026 Proxy Statement.

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

The information required by this item regarding security ownership of certain beneficial owners and management and related shareholder matters appearing under “Principal Shareholders” in the 2026 Proxy Statement is incorporated by reference. The information required by this item appearing under “Equity Compensation Plan Information” in the 2026 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related party transactions and director independence appearing at the end of “Election of Directors” and under “Transactions With Related Persons” in the 2026 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The disclosure regarding principal accountant fees and services appearing under “Audit Committee Report” in the 2026 Proxy Statement is incorporated by reference.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The consolidated financial statements of Sensient Technologies Corporation and subsidiaries are set forth under Item 8 of this Form 10-K, as indexed below.

List of Financial Statements and Financial Statement Schedule

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference from	Filed Herewith
3.1	Sensient Technologies Corporation Amended and Restated Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K dated July 24, 2017 (Commission File No. 1-7626)

3.2	Sensient Technologies Corporation Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2025 (Commission File No. 1-7626)

4.1	Description of Sensient Technologies Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act	Exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-7626)

10	Material Contracts

10.1	Management Contracts or Compensatory Plans

10.1(a)	Executive Employment Contract dated as of February 13, 2020, between Sensient Technologies Corporation and Paul Manning	Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2020 (Commission File No. 1-7626)

10.1(b)	Form of Change of Control Employment and Severance Agreement	Exhibit 10.1(b)(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7626)

Index
10.1(c)	Sensient Technologies Corporation Directors’ Deferred Compensation Plan	Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(d)	Sensient Technologies Corporation Non-Employee Directors’ Retirement Plan	Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2013 (Commission File No. 1-7626)

10.1(e)(1)	Sensient Technologies Corporation Frozen Management Income Deferral Plan	Exhibit 10.5(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(e)(2)	Sensient Technologies Corporation Management Income Deferral Plan	Exhibit 10.5(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(1)	Sensient Technologies Corporation Frozen Executive Income Deferral Plan	Exhibit 10.4(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(f)(2)	Sensient Technologies Corporation Executive Income Deferral Plan	Exhibit 10.4(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(g)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “A” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(l) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(h)(1)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(m) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(h)(2)	Amendment No. 1 to the Amended and Restated Sensient Technologies Corporation Rabbi Trust “B” Agreement	Exhibit 10.1(m)(2) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-7626)

10.1(i)	Amended and Restated Sensient Technologies Corporation Rabbi Trust “C” Agreement dated November 30, 2009, between Sensient Technologies Corporation and Wells Fargo Bank, N.A.	Exhibit 10.1(n) to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No. 1-7626)

10.1(j)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan A Agreement	Exhibit 10.1(s) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(j)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1(s)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file No. 1-7626)

Index
10.1(j)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan A	Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(k)(1)	Sensient Technologies Corporation Form of Supplemental Executive Retirement Plan B Agreement	Exhibit 10.1(t) to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-7626)

10.1(k)(2)	Form of Amendment No. 1 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.1(t)(2) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No. 1-7626)

10.1(k)(3)	Form of Amendment No. 2 to the Sensient Technologies Corporation Amended and Restated Supplemental Executive Retirement Plan B	Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2010 (Commission File No. 1-7626)

10.1(l)(1)	Sensient Technologies Frozen Supplemental Benefit Plan	Exhibit 10.6(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(l)(2)	Sensient Technologies Supplemental Benefit Plan	Exhibit 10.6(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-7626)

10.1(m)(1)	Form of Performance Stock Unit Agreement	Exhibit 10.3 to Current Report on Form 8-K dated May 28, 2014 (Commission File No. 1-7626)

10.1(m)(2)	Form of Restricted Stock Agreement	Exhibit 10.1 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(m)(3)	Form of Restricted Stock Unit Agreement	Exhibit 10.2 to Current Report on Form 8-K dated December 10, 2020 (Commission File No. 1-7626)

10.1(n)	Sensient Technologies Corporation 2017 Stock Plan, as amended and restated	Appendix B to Definitive Proxy Statement filed on Schedule 14A on March 16, 2022 (Commission File No. 1-7626)

10.1(o)	Sensient Technologies Management Incentive Compensation Plan, as amended on February 10, 2022	Exhibit 10.1(q) to Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission File No. 1-7626)

10.2(a)	Fourth Amended and Restated Credit Agreement dated as of June 13, 2025	Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2025 (Commission File No. 1-7626)

10.3(a)	Receivables Sale Agreement dated as of October 3, 2016	Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

Index
10.3(b)	Amendment No. 1 to the Receivables Sale Agreement, dated as of October 2, 2017	Exhibit 10.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(a)	Receivables Purchase Agreement dated as of October 3, 2016	Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.4(b)	Amendment No. 1 to the Receivables Purchase Agreement and Performance Undertaking, dated as of October 2, 2017	Exhibit 10.2 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-7626)

10.4(c)	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 26, 2018	Exhibit 10.5(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-7626)

10.4(d)	Amendment No. 3 to Receivables Purchase Agreement, dated as of October 1, 2018	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2018 (Commission File No. 1-7626)

10.4(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 1, 2019	Exhibit 10.1 to Current Report on Form 8-K dated October 7, 2019 (Commission File No. 1-7626)

10.4(f)	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 1, 2020	Exhibit 10.1 to Current Report on Form 8-K dated October 1, 2020 (Commission File No. 1-7626)

10.4(g)	Amendment No. 6 to Receivables Purchase Agreement, dated as of November 12, 2020	Exhibit 10.4(g) to Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File No. 1-7626)

10.4(h)	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2021	Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2021 (Commission File No. 1-7626)

10.4(i)	Amendment No. 8 to Receivables Purchase Agreement, dated as of February 28, 2022	Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2022 (Commission File No. 1-7626)

10.4(j)	Amendment No. 9 to Receivables Purchase Agreement, dated as of August 31, 2022	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2022 (Commission File No. 1-7626)

10.4(k)	Amendment No. 10 to Receivables Purchase Agreement, dated as of August 31, 2023	Exhibit 10.1 to Current Report on Form 8-K filed September 6, 2023 (Commission File No. 1-7626)

10.4(l)	Amendment No. 11 to Receivables Purchase Agreement, dated as of August 30, 2024, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K dated September 4, 2024 (Commission File No. 1-7626)

Index
10.4(m)	Amendment No. 12 to Receivables Purchase Agreement, dated as of June 30, 2025, among Sensient Receivables LLC, Sensient Technologies Corporation, and Wells Fargo Bank, National Association	Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2025 (Commission File No. 1-7626)

10.5	Performance Undertaking made as of October 3, 2016	Exhibit 10.3 to Current Report on Form 8-K dated October 3, 2016 (Commission File No. 1-7626)

10.6	Loan Agreement dated as of November 7, 2022	Exhibit 10.1 to Current Report on Form 8-K filed November 8, 2022 (Commission File No. 1-7626)

10.6(a)	Amendment No. 1 to Loan Agreement, dated as of October 31, 2024, between Sensient Technologies Corporation and PNC Bank, National Association.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-7626)

10.6(b)	Amendment No. 2 to Loan Agreement, dated as of June 13, 2025, between Sensient Technologies Corporation and PNC Bank, National Association.	Exhibit 10.2 to Current Report on Form 8-K filed June 18, 2025 (Commission File No. 1-7626)

10.7	Amended and Restated Consolidated Note Purchase and Master Note Agreement dated as of November 3, 2025	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Commission File No. 1-7626)

19	Insider Trading Policy	Exhibit 19 to Annual Report on Form 10-K for the fiscal year-ended December 31, 2024 (Commission File No. 1-7626)

21	Subsidiaries of the Registrant		X

23.1	Consent of Ernst & Young LLP		X

31	Certifications of Sensient’s Chairman, President, and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of Sensient’s Chairman, President, and Chief Executive Officer and Vice President and Chief Financial Officer, pursuant to 18 United States Code § 1350		X

97	Sensient Technologies Corporation Policy Relating to Recovery of Erroneously Awarded Compensation	Exhibit 97 to Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File No. 1-7626)

101.INS*	Inline Instance Document		X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document		X

Index
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The following financial information is formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2025, 2024, and 2023; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2025, 2024, and 2023; (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements.

Index
Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts (in thousands); Years Ended December 31, 2025, 2024, and 2023
Valuation Accounts Deducted in the Balance Sheet From the Assets to Which They Apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded During Acquisitions	Deductions	Balance at End of Period

2023 Allowance for losses: Trade accounts receivable	$4,436	$1,020	$0	$1,083	$4,373

2024 Allowance for losses: Trade accounts receivable	$4,373	$1,527	$0	$877	$5,023

2025 Allowance for losses: Trade accounts receivable	$5,023	$288	$0	$183	$5,128

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

SENSIENT TECHNOLOGIES CORPORATION

/s/ John J. Manning
John J. Manning
Senior Vice President, General Counsel, and Secretary
Dated: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 13, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Paul Manning	/s/ Sharad P. Jain
Paul Manning	Sharad P. Jain
Chairman, President, and	Director
Chief Executive Officer

/s/ Tobin Tornehl	/s/ Donald W. Landry
Tobin Tornehl	Donald W. Landry
Vice President and	Director
Chief Financial Officer

/s/ Adam Vanderleest	/s/ Deborah McKeithan-Gebhardt
Adam Vanderleest	Deborah McKeithan-Gebhardt
Vice President, Controller, and	Director
Chief Accounting Officer

/s/ Joseph Carleone	/s/ Scott Morrison
Joseph Carleone	Scott Morrison
Director	Director

/s/ Mario Ferruzzi	/s/ Essie Whitelaw
Mario Ferruzzi	Essie Whitelaw
Director	Director

/s/ Carol R. Jackson	/s/ Brett Bruggeman
Carol R. Jackson	Brett Bruggeman
Director	Director