Form 10-Q
period 2026-03-31
SENSIENT TECHNOLOGIES CORP
filed 2026-05-05
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2026
Common Stock, par value $0.10 per share	42,568,960

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$435,834	$392,325
Cost of products sold	283,146	260,548
Selling and administrative expenses	85,960	78,247
Operating income	66,728	53,530
Interest expense	7,902	7,341
Earnings before income taxes	58,826	46,189
Income taxes	14,656	11,727
Net earnings	$44,170	$34,462

Weighted average number of common shares outstanding:
Basic	42,294	42,197
Diluted	42,671	42,469

Earnings per common share:
Basic	$1.04	$0.82
Diluted	$1.04	$0.81

Dividends declared per common share	$0.41	$0.41

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Comprehensive income	$40,843	$49,427

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	March 31, 2026 (Unaudited)	December 31, 2025
Current Assets:
Cash and cash equivalents	$38,542	$36,533
Trade accounts receivable	342,295	305,380
Inventories	681,730	678,220
Prepaid expenses and other current assets	58,971	59,717
Fixed assets held for sale	-	1,598

Total current assets	1,121,538	1,081,448

Other assets	102,583	102,362
Deferred tax assets	66,630	71,204
Intangible assets, net	9,893	10,121
Goodwill	436,389	439,706
Property, Plant, and Equipment:
Land	34,683	34,898
Buildings	366,934	366,797
Machinery and equipment	850,598	858,762
Construction in progress	90,451	78,492
	1,342,666	1,338,949
Less accumulated depreciation	(792,111)	(799,653)
	550,555	539,296

Total assets	$2,287,588	$2,244,137

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$114,222	$138,344
Accrued salaries, wages, and withholdings from employees	28,626	43,988
Other accrued expenses	63,163	65,652
Income taxes	17,470	15,247
Short-term borrowings	232	352

Total current liabilities	223,713	263,583

Deferred tax liabilities	13,540	13,651
Other liabilities	39,733	40,112
Accrued employee and retiree benefits	24,163	24,045
Long-term debt	767,558	709,232
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	121,971	123,668
Earnings reinvested in the business	1,873,758	1,847,014
Treasury stock, at cost	(608,664)	(612,311)
Accumulated other comprehensive loss	(173,580)	(170,253)

Total shareholders’ equity	1,218,881	1,193,514

Total liabilities and shareholders’ equity	$2,287,588	$2,244,137

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net earnings	$44,170	$34,462
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	15,538	15,074
Share-based compensation expense	3,776	2,900
Net (gain) loss on assets	(305)	46
Portfolio Optimization Plan costs	-	831
Deferred income taxes	1,897	1,282
Changes in operating assets and liabilities:
Trade accounts receivable	(37,718)	(20,780)
Inventories	(5,360)	7,202
Prepaid expenses and other assets	(270)	(8,064)
Accounts payable and other accrued expenses	(22,837)	(25,859)
Accrued salaries, wages, and withholdings from employees	(15,273)	(21,665)
Income taxes	2,562	4,989
Other liabilities	203	604

Net cash used in operating activities	(13,617)	(8,978)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(28,737)	(16,854)
Proceeds from sale of assets	2,016	7
Acquisition of new business	-	(4,349)
Other investing activities	(200)	(88)

Net cash used in investing activities	(26,921)	(21,284)

Cash flows from financing activities:
Proceeds from additional borrowings	140,139	66,449
Debt payments	(76,867)	(10,771)
Dividends paid	(17,426)	(17,376)
Other financing activities	(3,447)	(2,341)

Net cash provided by financing activities	42,399	35,961

Effect of exchange rate changes on cash and cash equivalents	148	249

Net increase in cash and cash equivalents	2,009	5,948
Cash and cash equivalents at beginning of period	36,533	26,626

Cash and cash equivalents at end of period	$38,542	$32,574

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)
Three Months Ended March 31, 2026	Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Equity
				Shares	Amount
Balances at December 31, 2025	$5,396	$123,668	$1,847,014	11,685,819	$(612,311)	$(170,253)	$1,193,514
Net earnings	-	-	44,170	-	-	-	44,170
Other comprehensive loss	-	-	-	-	-	(3,327)	(3,327)
Cash dividends paid – $0.41 per share	-	-	(17,426)	-	-	-	(17,426)
Share-based compensation	-	3,776	-	-	-	-	3,776
Non-vested stock issued upon vesting	-	(4,586)	-	(87,531)	4,586	-	-
Benefit plans	-	729	-	(17,031)	892	-	1,621
Other	-	(1,616)	-	34,967	(1,831)	-	(3,447)
Balances at March 31, 2026	$5,396	$121,971	$1,873,758	11,616,224	$(608,664)	$(173,580)	$1,218,881

Three Months Ended March 31, 2025
Balances at December 31, 2024	$5,396	$117,500	$1,782,139	11,779,321	$(617,210)	$(226,839)	$1,060,986
Net earnings	-	-	34,462	-	-	-	34,462
Other comprehensive income	-	-	-	-	-	14,965	14,965
Cash dividends paid – $0.41 per share	-	-	(17,376)	-	-	-	(17,376)
Share-based compensation	-	2,900	-	-	-	-	2,900
Non-vested stock issued upon vesting	-	(3,973)	-	(75,829)	3,973	-	-
Benefit plans	-	394	-	(19,899)	1,043	-	1,437
Other	-	(704)	-	31,216	(1,636)	-	(2,340)
Balances at March 31, 2025	$5,396	$116,117	$1,799,225	11,714,809	$(613,830)	$(211,874)	$1,095,034

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of March 31, 2026, and the results of operations, comprehensive income, cash flows, and shareholders’ equity for the three months ended March 31, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires the Company to disaggregate its income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU in the fourth quarter of 2025 using a prospective transition method. The Company updated its annual disclosures as a result of adopting this ASU, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Please refer to the notes in the Company’s annual consolidated financial statements for the year ended December 31, 2025, for additional details of the Company’s financial condition and a description of the Company’s accounting policies, which have been continued without change.

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

The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025. As a result, the Company met all of the assets held for sale criteria for the Felinfach land and building assets in June 2025. The Company sold the land and building assets in February 2026 for approximately $2.0 million, resulting in a $0.4 million gain recognized in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings. There were no costs associated with the Portfolio Optimization Plan recognized during the three months ended March 31, 2026. The Company has completed all actions contemplated under the Portfolio Optimization Plan.

The total cost of the Portfolio Optimization Plan was approximately $50 million, primarily related to non-cash impairment charges and employee separation costs. We anticipate that the Portfolio Optimization Plan will reduce annual operating costs by approximately $8 million, with the full benefit expected to be achieved beginning in 2026.  The Company reduced headcount by approximately 100 positions, primarily in the Flavors & Extracts and Color segments, related to certain production and selling and administrative positions.

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three-month periods ended March 31, 2026 and 2025:

(In thousands) Three Months Ended March 31, 2026	Allowance for Doubtful Accounts
Balance at December 31, 2025	$5,128
Provision for expected credit losses	478
Accounts written off	(281)
Translation and other activity	(6)
Balance at March 31, 2026	$5,319

(In thousands) Three Months Ended March 31, 2025	Allowance for Doubtful Accounts
Balance at December 31, 2024	$5,023
Provision for expected credit losses	354
Accounts written off	(291)
Translation and other activity	119
Balance at March 31, 2025	$5,205

5.	Inventories

At March 31, 2026, and December 31, 2025, inventories included finished and in-process products totaling $492.2 million and $491.4 million, respectively, and raw materials and supplies of $189.5 million and $186.8 million, respectively.

6.	Debt

On March 27, 2026, the Company issued €65 million of Euro-denominated senior notes under the Amended and Restated Consolidated Note Purchase and Master Note Agreement, maturing in March 2030 and bearing an interest rate of 4.00%. The proceeds were used to repay a portion of the Company’s existing revolving credit facility.

Index
7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of March 31, 2026 and December 31, 2025. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.1 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at March 31, 2026 and December 31, 2025, was $767.8 million and $709.5 million, respectively. The fair value of the long-term debt at March 31, 2026 and December 31, 2025, was $776.6 million and $720.9 million, respectively.

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

The Company determines its operating segments based on information utilized by its chief operating decision maker (CODM) to allocate resources and assess performance. The Company’s CODM is the President and Chief Executive Officer. The CODM uses segment operating income or loss to allocate resources, which includes employees, financial, or capital resources, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and year-over-year variances on a monthly basis for segment operating income or loss when allocating capital and personnel resources to the segments. Segment performance is evaluated based on operating income of the respective business units before share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including the Portfolio Optimization Plan costs, and other costs (which are reported in Corporate & Other), interest expense, and income taxes.

The Company’s three reportable segments are the Flavors & Extracts and Color segments, which are both managed on a product line basis, and the Asia Pacific segment, which is managed on a geographic basis. The Company’s Flavors & Extracts segment produces flavor, extracts, and essential oils products that impart a desired taste, texture, aroma, or other characteristics to a broad range of consumer and other products. The Color segment produces natural and synthetic color systems for foods, beverages, pharmaceuticals, and nutraceuticals; colors, ingredients, and systems for personal care; and technical colors for industrial applications. The Asia Pacific segment is managed on a geographic basis and produces and distributes color, flavor, and essential oils products for the Asia Pacific countries. The Company’s corporate expenses, share-based compensation (except for share-based compensation expense associated with stock grants to certain business unit leaders), restructuring and other charges, including Portfolio Optimization Plan costs as further described in Note 3, Portfolio Optimization Plan, and certain other costs are included in the “Corporate & Other” category.

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended March 31, 2026:
Total segment revenue	$201,825	$198,176	$45,255	$-	$445,256
Intersegment revenue	(5,719)	(3,654)	(49)	-	(9,422)
Consolidated revenue from external customers	196,106	194,522	45,206	-	435,834
Cost of products sold	141,935	115,903	25,308	-	283,146
Selling and administrative expense	27,421	36,554	8,718	13,267	85,960
Operating income (loss)	26,750	42,065	11,180	(13,267)	66,728
Interest expense					7,902
Earnings before income taxes					$58,826

Assets	904,103	916,596	124,640	342,249	2,287,588
Capital expenditures	10,452	16,764	309	1,212	28,737
Depreciation and amortization	7,760	6,157	585	1,036	15,538

Three months ended March 31, 2025:
Total segment revenue	$193,681	$167,750	$41,901	$-	$403,332
Intersegment revenue	(5,883)	(5,114)	(10)	-	(11,007)
Consolidated revenue from external customers	187,798	162,636	41,891	-	392,325
Cost of products sold	137,934	96,437	24,363	1,814	260,548
Selling and administrative expense	24,875	31,347	8,086	13,939	78,247
Operating income (loss)	24,989	34,852	9,442	(15,753)	53,530
Interest expense					7,341
Earnings before income taxes					$46,189

Assets	811,518	852,073	125,110	303,967	2,092,668
Capital expenditures	12,535	3,522	175	622	16,854
Depreciation and amortization	7,640	5,936	548	950	15,074

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2026:
Flavors, Extracts & Flavor Ingredients	$138,564	$-	$-	$138,564
Agricultural Ingredients	63,261	-	-	63,261
Food & Pharmaceutical Colors	-	151,280	-	151,280
Personal Care	-	46,896	-	46,896
Asia Pacific	-	-	45,255	45,255
Intersegment Revenue	(5,719)	(3,654)	(49)	(9,422)
Total revenue from external customers	$196,106	$194,522	$45,206	$435,834

Three months ended March 31, 2025:
Flavors, Extracts & Flavor Ingredients	$130,181	$-	$-	$130,181
Agricultural Ingredients	63,500	-	-	63,500
Food & Pharmaceutical Colors	-	124,600	-	124,600
Personal Care	-	43,150	-	43,150
Asia Pacific	-	-	41,901	41,901
Intersegment Revenue	(5,883)	(5,114)	(10)	(11,007)
Total revenue from external customers	$187,798	$162,636	$41,891	$392,325

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended March 31, 2026:
North America	$158,943	$97,768	$41	$256,752
Europe	29,400	57,018	7	86,425
Asia Pacific	2,819	20,951	43,178	66,948
Other	4,944	18,785	1,980	25,709
Total revenue from external customers	$196,106	$194,522	$45,206	$435,834

Three months ended March 31, 2025:
North America	$149,627	$78,669	$1	$228,297
Europe	28,157	47,723	22	75,902
Asia Pacific	4,522	16,626	40,764	61,912
Other	5,492	19,618	1,104	26,214
Total revenue from external customers	$187,798	$162,636	$41,891	$392,325

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Service cost	$313	$369
Interest cost	444	444
Expected return on plan assets	(278)	(265)
Recognized actuarial gain	(39)	(72)
Total defined benefit expense	$440	$476

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $57.5 million and $49.9 million of forward exchange contracts designated as cash flow hedges outstanding as of March 31, 2026 and December 31, 2025, respectively, which are recorded in Other Accrued Expenses on the Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of March 31, 2026 and December 31, 2025, the total value of the Company’s net investment hedges, which included Euro denominated long-term debt, was $304.4 million and $309.5 million, respectively. Changes in the fair value of this debt attributable to changes in the spot foreign exchange rate are recorded in foreign currency translation in Accumulated Other Comprehensive Loss (OCL). For the three months ended March 31, 2026 and 2025, the impact of foreign exchange rates on these debt instruments decreased debt by $5.1 million and increased debt by $12.8 million, respectively, which has been recorded as foreign currency translation in OCL.

11.	Income Taxes

The effective income tax rates for the three months ended March 31, 2026 and 2025 were 24.9% and 25.4%, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

Index
12.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in OCL during the three-month periods ended March 31, 2026 and 2025:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2025	$30	$(3,392)	$(166,891)	$(170,253)
Other comprehensive income (loss) before reclassifications	1,047	-	(4,137)	(3,090)
Amounts reclassified from OCL	(208)	(29)	-	(237)
Balances at March 31, 2026	$869	$(3,421)	$(171,028)	$(173,580)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
Other comprehensive income before reclassifications	1,008	-	14,200	15,208
Amounts reclassified from OCL	(189)	(54)	-	(243)
Balances at March 31, 2025	$509	$(2,402)	$(209,981)	$(211,874)

(1)	Cash Flow Hedges and Pension Items are net of tax.

13.	Commitments and Contingencies

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

On April 23, 2026, the Company announced its quarterly dividend of $0.41 per share would be payable on June 1, 2026.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after March 31, 2026, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $435.8 million and $392.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in revenue was primarily due to higher volumes, the favorable impact of foreign exchange rates that increased revenue by approximately 4%, and favorable pricing.

Gross Margin
The Company’s gross margin was 35.0% and 33.6% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2025, Portfolio Optimization Plan costs totaling $1.8 million decreased gross margin by 50 basis points. See Portfolio Optimization Plan below for further information. The Company’s gross margin was further impacted by the favorable pricing and higher volumes, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 19.7% and 19.9% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, selling and administrative expenses were decreased by $0.4 million, or approximately 10 basis points as a percent of revenue, from the gain on the sale of the Felinfach land and building assets. For the three months ended March 31, 2025, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $1.1 million, which increased selling and administrative expenses as a percent of revenue by approximately 20 basis points. See Portfolio Optimization Plan below for further information.

Operating Income
Operating income was $66.7 million and $53.5 million for the three months ended March 31, 2026 and 2025, respectively. Operating margins were 15.3% and 13.6% for the three months ended March 31, 2026 and 2025, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 basis points for the three months ended March 31, 2025. The increase in operating margin was primarily due to favorable pricing and higher volumes, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2026.

Index
Interest Expense
Interest expense was $7.9 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in expense was primarily due to an increase in the average outstanding debt balance.

Income Taxes
The effective income tax rates for the three months ended March 31, 2026 and 2025 were 24.9% and 25.4%, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were both impacted by changes in estimates associated with the finalization of prior year foreign tax items and the mix of foreign earnings.

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

The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025. As a result, the Company met all of the assets held for sale criteria for the Felinfach land and building assets in June 2025, which have been recorded as the only balance in Fixed assets held for sale on the Company’s Consolidated Balance Sheet at December 31, 2025. The Company sold the land and building assets in February 2026 for approximately $2.0 million, resulting in a $0.4 million gain recognized in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings. The Company has completed all actions contemplated under the Portfolio Optimization Plan.

For the three months ended March 31, 2025, the Company incurred costs of $2.9 million related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for dual plant operating costs, non-cash inventory charges, professional services, and employee separation costs. The Company did not incur any costs related to the Portfolio Optimization Plan for the three months ended March 31, 2026.

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

Index
	Three Months Ended March 31,
(In thousands except per share amounts)	2026	2025	% Change
Operating Income (GAAP)	$66,728	$53,530	24.7%
Portfolio Optimization Plan costs – Cost of products sold	-	1,814
Portfolio Optimization Plan costs – Selling and administrative expenses	-	1,050
Adjusted operating income	$66,728	$56,394	18.3%

Net Earnings (GAAP)	$44,170	$34,462	28.2%
Portfolio Optimization Plan costs, before tax	-	2,864
Tax impact of Portfolio Optimization Plan costs(1)	-	(702)
Adjusted net earnings	$44,170	$36,624	20.6%

Diluted Earnings Per Share (GAAP)	$1.04	$0.81	28.4%
Portfolio Optimization Plan costs, net of tax	-	0.05
Adjusted diluted earnings per share	$1.04	$0.86	20.9%

Operating Income (GAAP)	$66,728	$53,530	24.7%
Depreciation and amortization	15,538	15,074
Share-based compensation expense	3,776	2,900
Portfolio Optimization Plan costs, before tax	-	2,864
Adjusted EBITDA	$86,042	$74,368	15.7%

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

The following table summarizes the percentage change for the results of the three months ended March 31, 2026, compared to the results for the three months ended March 31, 2025, in the respective financial measures.

	Three Months Ended March 31, 2026
	Total	Foreign Exchange Rates	Adjustments(1)	Local Currency Adjusted
Revenue
Flavors & Extracts	4.2%	2.5%	N/A	1.7%
Color	18.1%	5.8%	N/A	12.3%
Asia Pacific	8.0%	3.3%	N/A	4.7%
Total Revenue	11.1%	3.9%	N/A	7.2%

Operating Income
Flavors & Extracts	7.0%	1.9%	0.0%	5.1%
Color	20.7%	7.5%	0.0%	13.2%
Asia Pacific	18.4%	3.9%	0.0%	14.5%
Corporate & Other	(15.8%)	0.0%	(18.7%)	2.9%
Total Operating Income	24.7%	6.5%	6.0%	12.2%
Diluted Earnings per Share	28.4%	7.4%	7.0%	14.0%
Adjusted EBITDA	15.7%	5.3%	N/A	10.4%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $201.8 million and $193.7 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 4%. The increase was primarily a result of higher revenue in Flavors, Extracts & Flavor Ingredients due to foreign exchange rates that increased segment revenue by approximately 3%, favorable pricing, and higher volumes.

Flavors & Extracts segment operating income was $26.8 million and $25.0 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 7%. The higher segment operating income was primarily a result of higher operating income in Flavors, Extracts & Flavor Ingredients, primarily due to higher selling prices and volumes, partially offset by higher manufacturing and other costs. Foreign exchange rates increased segment operating income by approximately 2%. Segment operating income as a percent of revenue was 13.3% in the current quarter compared to 12.9% in the prior year’s comparable quarter.

Color
Color segment revenue was $198.2 million and $167.8 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 18%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care. The higher revenue in Food & Pharmaceutical Colors was due to higher volumes, including higher volumes associated with natural colors conversion activity, higher selling prices, and the favorable impact of foreign exchange rates. The higher revenue in Personal Care was primarily due to the favorable impact of foreign exchange rates and higher selling prices. Foreign exchange rates increased segment revenue by approximately 6%.

Color segment operating income was $42.1 million and $34.9 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 21%. The higher segment operating income was primarily a result of higher operating income in Food & Pharmaceutical Colors, primarily due to higher volumes and selling prices and the favorable impact of foreign exchange rates that increased segment operating income by approximately 8%, partially offset by higher raw material costs and manufacturing and other costs. Segment operating income as a percent of revenue was 21.2% and 20.8% for the three months ended March 31, 2026 and 2025, respectively.

Asia Pacific
Asia Pacific segment revenue was $45.3 million and $41.9 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 8%. The increase was due to higher selling prices and volumes and the favorable impact of foreign exchange rates that increased segment revenue by approximately 3%.

Asia Pacific segment operating income was $11.2 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 18%. The increase was primarily due to higher selling prices and the favorable impact of foreign exchange rates, which increased segment operating income by approximately 4%. Segment operating income as a percent of revenue was 24.7% in the current quarter and 22.5% in the prior year’s comparable quarter.

Corporate & Other
The Corporate & Other operating expense was $13.3 million and $15.8 million for the three months ended March 31, 2026 and 2025, respectively. The lower operating expense was primarily due to Portfolio Optimization Plan costs totaling $2.9 million in the three months ended March 31, 2025. See the Portfolio Optimization Plan section above for further information.

Index
LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of March 31, 2026. The Company expects to increase its existing indebtedness in the short-term to further support the increased cash requirements for operations and capital expenditures associated with the natural colors conversion activity. In the long-term, the Company anticipates that its cash flow from operations and debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2026 through 2030. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2030.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three months ended March 31, 2026. The Company has experienced increased costs for certain inputs, such as raw materials, energy, shipping and logistics, packaging, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions, including any heightened inflationary pressures resulting from the conflict between the United States and Iran, could exacerbate these challenges and impact our profitability.

The United States implemented significant tariffs on imports from a wide range of countries in 2025. On February 20, 2026, the Supreme Court of the United States ruled the tariffs imposed by the United States in reliance on the International Emergency Economic Powers Act during 2025 were unconstitutional. On the same day, the Trump administration temporarily imposed 10% tariffs on imports from all countries for 150 days. On February 21, 2026, the Trump administration announced the tariff rate will be increased to 15%. These actions, and retaliatory tariffs imposed by other countries on United States exports, have led to significant volatility and uncertainty in global markets. The Company anticipates incurring incremental tariff costs on certain raw materials to produce our products and certain finished goods shipped to customers. However, the Company expects to manage the impact of the increased tariff costs through pricing actions. To the extent the Company is unable to offset the increased tariff costs, or the tariffs negatively impact demand, or other trade barriers are implemented, the Company’s revenue and profitability would be adversely impacted. If additional tariffs are adopted, the Company would incur additional tariff costs that could be material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax reform provisions, such as the extension of certain expiring provisions, modifications to the international tax framework, and the continuation of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions implemented through 2027. These provisions did not have a material impact on our effective tax rate for the three months ended March 31, 2026. We will continue to assess the OBBBA tax provisions and their impacts on our consolidated financial statements.

Cash Flows from Operating Activities
Net cash used in operating activities was $13.6 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net cash used in operating activities was primarily due to an increase in cash used by inventory during 2026 compared to 2025 and a decrease in cash provided by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $26.9 million and $21.3 million during the three months ended March 31, 2026 and 2025, respectively. Capital expenditures were $28.7 million and $16.9 million during the three months ended March 31, 2026 and 2025, respectively. The Company received $2.0 million for the sale of the Felinfach land and building assets during the three months ended March 31, 2026. The Company paid $4.3 million for the acquisition of Biolie SAS during the three months ended March 31, 2025.

Cash Flows from Financing Activities
Net cash provided by financing activities was $42.4 million and $36.0 million for the three months ended March 31, 2026 and 2025, respectively. Net debt increased by $63.3 million and $55.7 million for the three months ended March 31, 2026 and 2025, respectively. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $17.4 million were paid during both the three months ended March 31, 2026 and 2025. Dividends paid per share were $0.41 for both the three months ended March 31, 2026 and 2025.

Index
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2026. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended March 31, 2026. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note 13, Commitments and Contingencies, of this report for information regarding legal proceedings in which the Company is involved.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of March 31, 2026, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of March 31, 2026, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three months ended March 31, 2026.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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

SENSIENT TECHNOLOGIES CORPORATION

Date:	May 5, 2026	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	May 5, 2026	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President & Chief Financial Officer