Form 10-Q
period 2026-06-30
SENSIENT TECHNOLOGIES CORP
filed 2026-08-04
CIK 310142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-07626

Sensient Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-0561070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 EAST WISCONSIN AVENUE, MILWAUKEE, WISCONSIN 53202-5304
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(414) 271-6755
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.10 per share	SXT	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2026
Common Stock, par value $0.10 per share	42,562,811

SENSIENT TECHNOLOGIES CORPORATION

Index
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$462,081	$414,230	$897,915	$806,555
Cost of products sold	289,282	271,398	572,428	531,946
Selling and administrative expenses	96,099	85,126	182,059	163,373
Operating income	76,700	57,706	143,428	111,236
Interest expense	8,174	7,391	16,076	14,732
Earnings before income taxes	68,526	50,315	127,352	96,504
Income taxes	17,167	12,728	31,823	24,455
Net earnings	$51,359	$37,587	$95,529	$72,049

Weighted average number of common shares outstanding:
Basic	42,350	42,246	42,323	42,221
Diluted	42,756	42,575	42,714	42,522

Earnings per common share:
Basic	$1.21	$0.89	$2.26	$1.71
Diluted	$1.20	$0.88	$2.24	$1.69

Dividends declared per common share	$0.41	$0.41	$0.82	$0.82

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Comprehensive income	$53,848	$75,982	$94,691	$125,409

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	June 30, 2026 (Unaudited)	December 31, 2025
Current Assets:
Cash and cash equivalents	$31,019	$36,533
Trade accounts receivable	376,503	305,380
Inventories	719,094	678,220
Prepaid expenses and other current assets	57,041	59,717
Fixed assets held for sale	-	1,598

Total current assets	1,183,657	1,081,448

Other assets	104,745	102,362
Deferred tax assets	63,395	71,204
Intangible assets, net	9,535	10,121
Goodwill	435,064	439,706
Property, Plant, and Equipment:
Land	34,618	34,898
Buildings	368,979	366,797
Machinery and equipment	858,778	858,762
Construction in progress	118,505	78,492
	1,380,880	1,338,949
Less accumulated depreciation	(806,173)	(799,653)
	574,707	539,296

Total assets	$2,371,103	$2,244,137

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade accounts payable	$145,300	$138,344
Accrued salaries, wages, and withholdings from employees	39,739	43,988
Other accrued expenses	64,906	65,652
Income taxes	19,279	15,247
Short-term borrowings	397	352

Total current liabilities	269,621	263,583

Deferred tax liabilities	13,439	13,651
Other liabilities	39,879	40,112
Accrued employee and retiree benefits	24,737	24,045
Long-term debt	763,499	709,232
Shareholders’ Equity:
Common stock	5,396	5,396
Additional paid-in capital	125,863	123,668
Earnings reinvested in the business	1,907,676	1,847,014
Treasury stock, at cost	(607,916)	(612,311)
Accumulated other comprehensive loss	(171,091)	(170,253)

Total shareholders’ equity	1,259,928	1,193,514

Total liabilities and shareholders’ equity	$2,371,103	$2,244,137

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net earnings	$95,529	$72,049
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	31,428	30,334
Share-based compensation expense	9,380	6,639
Net (gain) loss on assets	(149)	76
Portfolio Optimization Plan costs	-	1,274
Deferred income taxes	3,320	2,711
Changes in operating assets and liabilities:
Trade accounts receivable	(72,244)	(30,293)
Inventories	(42,811)	(548)
Prepaid expenses and other assets	(181)	(11,028)
Accounts payable and other accrued expenses	8,131	(17,578)
Accrued salaries, wages, and withholdings from employees	(4,071)	(15,129)
Income taxes	4,425	(937)
Other liabilities	2,090	1,734

Net cash provided by operating activities	34,847	39,304

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(67,513)	(38,035)
Proceeds from sale of assets	2,019	56
Acquisition of new business	-	(4,867)
Other investing activities	(282)	1,354

Net cash used in investing activities	(65,776)	(41,492)

Cash flows from financing activities:
Proceeds from additional borrowings	150,719	106,484
Debt payments	(87,897)	(43,148)
Dividends paid	(34,867)	(34,700)
Other financing activities	(4,411)	(2,648)

Net cash provided by financing activities	23,544	25,988

Effect of exchange rate changes on cash and cash equivalents	1,871	6,260

Net (decrease) increase in cash and cash equivalents	(5,514)	30,060
Cash and cash equivalents at beginning of period	36,533	26,626

Cash and cash equivalents at end of period	$31,019	$56,686

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Additional	Earnings Reinvested	Treasury Stock		Accumulated Other
Three Months Ended June 30, 2026	Common Stock	Paid-In Capital	in the Business	Shares	Amount	Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2026	$5,396	$121,971	$1,873,758	11,616,224	$(608,664)	$(173,580)	$1,218,881
Net earnings	-	-	51,359	-	-	-	51,359
Other comprehensive income	-	-	-	-	-	2,489	2,489
Cash dividends paid – $0.41 per share	-	-	(17,441)	-	-	-	(17,441)
Share-based compensation	-	5,604	-	-	-	-	5,604
Non-vested stock issued upon vesting	-	(1,257)	-	(23,984)	1,257	-	-
Other	-	(455)	-	9,716	(509)	-	(964)
Balances at June 30, 2026	$5,396	$125,863	$1,907,676	11,601,956	$(607,916)	$(171,091)	$1,259,928

Three Months Ended June 30, 2025
Balances at March 31, 2025	$5,396	$116,117	$1,799,225	11,714,809	$(613,830)	$(211,874)	$1,095,034
Net earnings	-	-	37,587	-	-	-	37,587
Other comprehensive income	-	-	-	-	-	38,395	38,395
Cash dividends paid – $0.41 per share	-	-	(17,324)	-	-	-	(17,324)
Share-based compensation	-	3,739	-	-	-	-	3,739
Non-vested stock issued upon vesting	-	(633)	-	(12,087)	633	-	-
Other	-	(109)	-	3,844	(201)	-	(310)
Balances at June 30, 2025	$5,396	$119,114	$1,819,488	11,706,566	$(613,398)	$(173,479)	$1,157,121

Six Months Ended June 30, 2026
Balances at December 31, 2025	$5,396	$123,668	$1,847,014	11,685,819	$(612,311)	$(170,253)	$1,193,514
Net earnings	-	-	95,529	-	-	-	95,529
Other comprehensive loss	-	-	-	-	-	(838)	(838)
Cash dividends paid – $0.82 per share	-	-	(34,867)	-	-	-	(34,867)
Share-based compensation	-	9,380	-	-	-	-	9,380
Non-vested stock issued upon vesting	-	(5,843)	-	(111,515)	5,843	-	-
Benefit plans	-	729	-	(17,031)	892	-	1,621
Other	-	(2,071)	-	44,683	(2,340)	-	(4,411)
Balances at June 30, 2026	$5,396	$125,863	$1,907,676	11,601,956	$(607,916)	$(171,091)	$1,259,928

Six Months Ended June 30, 2025
Balances at December 31, 2024	$5,396	$117,500	$1,782,139	11,779,321	$(617,210)	$(226,839)	$1,060,986
Net earnings	-	-	72,049	-	-	-	72,049
Other comprehensive income	-	-	-	-	-	53,360	53,360
Cash dividends paid – $0.82 per share	-	-	(34,700)	-	-	-	(34,700)
Share-based compensation	-	6,639	-	-	-	-	6,639
Non-vested stock issued upon vesting	-	(4,606)	-	(87,916)	4,606	-	-
Benefit plans	-	394	-	(19,899)	1,043	-	1,437
Other	-	(813)	-	35,060	(1,837)	-	(2,650)
Balances at June 30, 2025	$5,396	$119,114	$1,819,488	11,706,566	$(613,398)	$(173,479)	$1,157,121

See accompanying notes to consolidated condensed financial statements.

Index
SENSIENT TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Accounting Policies

In the opinion of Sensient Technologies Corporation (the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) that are necessary to present fairly the financial position of the Company as of June 30, 2026, and the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Index
The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025, at which point the held for sale criteria was met. These are the sole assets recorded in Fixed assets held for sale on the Company’s Consolidated Balance Sheet at December 31, 2025. The Company sold the land and building assets in February 2026 for approximately $2.0 million, resulting in a $0.4 million gain recognized in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings during the three months ended March 31, 2026. There were no costs associated with the Portfolio Optimization Plan recognized during the three or six months ended June 30, 2026. The Company has completed all actions contemplated under the Portfolio Optimization Plan.

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

Index
The following table summarizes the changes in the allowance for doubtful accounts during the three and six month periods ended June 30, 2026 and 2025:

(In thousands) Three Months Ended June 30, 2026	Allowance for Doubtful Accounts
Balance at March 31, 2026	$5,319
Provision for expected credit losses	19
Accounts written off	(220)
Balance at June 30, 2026	$5,118

(In thousands) Three Months Ended June 30, 2025	Allowance for Doubtful Accounts
Balance at March 31, 2025	$5,205
Provision for expected credit losses	390
Accounts written off	(174)
Translation and other activity	191
Balance at June 30, 2025	$5,612

(In thousands) Six Months Ended June 30, 2026	Allowance for Doubtful Accounts
Balance at December 31, 2025	$5,128
Provision for expected credit losses	497
Accounts written off	(501)
Translation and other activity	(6)
Balance at June 30, 2026	$5,118

(In thousands) Six Months Ended June 30, 2025	Allowance for Doubtful Accounts
Balance at December 31, 2024	$5,023
Provision for expected credit losses	744
Accounts written off	(465)
Translation and other activity	310
Balance at June 30, 2025	$5,612

5.	Inventories

At June 30, 2026, and December 31, 2025, inventories included finished and in-process products totaling $512.4 million and $491.4 million, respectively, and raw materials and supplies of $206.7 million and $186.8 million, respectively.

6.	Debt

On March 27, 2026, the Company issued €65 million of Euro-denominated senior notes under the Amended and Restated Consolidated Note Purchase and Master Note Agreement, maturing in March 2030 and bearing an interest rate of 4.00%. The proceeds were used to repay a portion of the Company’s existing revolving credit facility.

On June 18, 2026, the Company entered into a Credit Agreement (Credit Agreement) with CoBank, ACB, and the lenders party thereto from time to time. The Credit Agreement provides for an unsecured delayed-draw term loan credit facility (Term Loan) in the aggregate principal amount of up to $400 million, which is to be drawn in up to five advances over fifteen months following the closing date. All amounts owing under the Term Loan will be due five years from the closing date. Proceeds from the Credit Agreement will be used to refinance existing indebtedness and for working capital and other general corporate purposes. There were no draws made on the Term Loan as of June 30, 2026.

Index
7.	Fair Value

Accounting Standards Codification 820, Fair Value Measurement, defines fair value for financial assets and liabilities, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The carrying values of the Company’s cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, and short-term borrowings were approximately the same as the fair values as of June 30, 2026 and December 31, 2025. The net fair value of the forward exchange contracts based on current pricing obtained for comparable derivative products (Level 2 inputs) was an asset of $1.1 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Company’s long-term debt, including the portions of long-term debt classified as Short-term borrowings on the Company’s Consolidated Balance Sheets, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2 inputs). The carrying value of the long-term debt at June 30, 2026 and December 31, 2025, was $763.7 million and $709.5 million, respectively. The fair value of the long-term debt at June 30, 2026 and December 31, 2025, was $772.9 million and $720.9 million, respectively.

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

Index
Operating results by segment for the periods presented are as follows:

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Three months ended June 30, 2026:
Total segment revenue	$213,179	$216,137	$47,589	$-	$476,905
Intersegment revenue	(8,521)	(6,145)	(158)	-	(14,824)
Consolidated revenue from external customers	204,658	209,992	47,431	-	462,081
Cost of products sold	147,173	115,404	26,705	-	289,282
Selling and administrative expense	27,054	40,074	9,766	19,205	96,099
Operating income (loss)	30,431	54,514	10,960	(19,205)	76,700
Interest expense					8,174
Earnings before income taxes					$68,526

Assets	925,512	969,338	133,983	342,270	2,371,103
Capital expenditures	13,761	22,249	684	2,082	38,776
Depreciation and amortization	7,911	6,367	578	1,034	15,890

Three months ended June 30, 2025:
Total segment revenue	$203,251	$179,282	$42,744	$-	$425,277
Intersegment revenue	(5,770)	(5,210)	(67)	-	(11,047)
Consolidated revenue from external customers	197,481	174,072	42,677	-	414,230
Cost of products sold	142,625	101,762	25,222	1,789	271,398
Selling and administrative expense	26,350	33,388	8,512	16,876	85,126
Operating income (loss)	28,506	38,922	8,943	(18,665)	57,706
Interest expense					7,391
Earnings before income taxes					$50,315

Assets	843,445	887,924	130,214	342,978	2,204,561
Capital expenditures	14,472	4,959	429	1,321	21,181
Depreciation and amortization	7,676	6,062	570	952	15,260

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Corporate & Other	Consolidated
Six months ended June 30, 2026:
Total segment revenue	$415,004	$414,313	$92,844	$-	$922,161
Intersegment revenue	(14,240)	(9,799)	(207)	-	(24,246)
Consolidated revenue from external customers	400,764	404,514	92,637	-	897,915
Cost of products sold	289,108	231,307	52,013	-	572,428
Selling and administrative expense	54,475	76,628	18,484	32,472	182,059
Operating income (loss)	57,181	96,579	22,140	(32,472)	143,428
Interest expense					16,076
Earnings before income taxes					$127,352

Assets	925,512	969,338	133,983	342,270	2,371,103
Capital expenditures	24,213	39,013	993	3,294	67,513
Depreciation and amortization	15,671	12,524	1,163	2,070	31,428

Six months ended June 30, 2025:
Total segment revenue	$396,932	$347,032	$84,645	$-	$828,609
Intersegment revenue	(11,653)	(10,324)	(77)	-	(22,054)
Consolidated revenue from external customers	385,279	336,708	84,568	-	806,555
Cost of products sold	280,559	198,199	49,585	3,603	531,946
Selling and administrative expense	51,225	64,735	16,598	30,815	163,373
Operating income (loss)	53,495	73,774	18,385	(34,418)	111,236
Interest expense					14,732
Earnings before income taxes					$96,504

Assets	843,445	887,924	130,214	342,978	2,204,561
Capital expenditures	27,008	8,481	604	1,942	38,035
Depreciation and amortization	15,316	11,998	1,118	1,902	30,334

Index
Product Lines

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2026:
Flavors, Extracts & Flavor Ingredients	$146,613	$-	$-	$146,613
Agricultural Ingredients	66,566	-	-	66,566
Food & Pharmaceutical Colors	-	167,741	-	167,741
Personal Care	-	48,396	-	48,396
Asia Pacific	-	-	47,589	47,589
Intersegment Revenue	(8,521)	(6,145)	(158)	(14,824)
Total revenue from external customers	$204,658	$209,992	$47,431	$462,081

Three months ended June 30, 2025:
Flavors, Extracts & Flavor Ingredients	$141,736	$-	$-	$141,736
Agricultural Ingredients	61,515	-	-	61,515
Food & Pharmaceutical Colors	-	136,377	-	136,377
Personal Care	-	42,905	-	42,905
Asia Pacific	-	-	42,744	42,744
Intersegment Revenue	(5,770)	(5,210)	(67)	(11,047)
Total revenue from external customers	$197,481	$174,072	$42,677	$414,230

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2026:
Flavors, Extracts & Flavor Ingredients	$285,177	$-	$-	$285,177
Agricultural Ingredients	129,827	-	-	129,827
Food & Pharmaceutical Colors	-	319,021	-	319,021
Personal Care	-	95,292	-	95,292
Asia Pacific	-	-	92,844	92,844
Intersegment Revenue	(14,240)	(9,799)	(207)	(24,246)
Total revenue from external customers	$400,764	$404,514	$92,637	$897,915

Six months ended June 30, 2025:
Flavors, Extracts & Flavor Ingredients	$271,917	$-	$-	$271,917
Agricultural Ingredients	125,015	-	-	125,015
Food & Pharmaceutical Colors	-	260,977	-	260,977
Personal Care	-	86,055	-	86,055
Asia Pacific	-	-	84,645	84,645
Intersegment Revenue	(11,653)	(10,324)	(77)	(22,054)
Total revenue from external customers	$385,279	$336,708	$84,568	$806,555

Geographic Markets

(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Three months ended June 30, 2026:
North America	$160,251	$110,968	$51	$271,270
Europe	33,014	56,784	10	89,808
Asia Pacific	4,558	18,690	46,510	69,758
Other	6,835	23,550	860	31,245
Total revenue from external customers	$204,658	$209,992	$47,431	$462,081

Three months ended June 30, 2025:
North America	$152,292	$84,402	$14	$236,708
Europe	33,284	50,686	16	83,986
Asia Pacific	4,722	17,048	41,078	62,848
Other	7,183	21,936	1,569	30,688
Total revenue from external customers	$197,481	$174,072	$42,677	$414,230

Index
(In thousands)	Flavors & Extracts	Color	Asia Pacific	Consolidated
Six months ended June 30, 2026:
North America	$319,194	$208,736	$92	$528,022
Europe	62,414	113,802	17	176,233
Asia Pacific	7,377	39,641	89,688	136,706
Other	11,779	42,335	2,840	56,954
Total revenue from external customers	$400,764	$404,514	$92,637	$897,915

Six months ended June 30, 2025:
North America	$301,919	$163,071	$15	$465,005
Europe	61,441	98,409	38	159,888
Asia Pacific	9,244	33,674	81,842	124,760
Other	12,675	41,554	2,673	56,902
Total revenue from external customers	$385,279	$336,708	$84,568	$806,555

9.	Retirement Plans

The Company’s components of annual benefit cost for the defined benefit plans for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Service cost	$313	$376	$626	$745
Interest cost	444	455	888	899
Expected return on plan assets	(278)	(276)	(556)	(541)
Recognized actuarial gain	(39)	(71)	(78)	(143)
Total defined benefit expense	$440	$484	$880	$960

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

Forward exchange contracts – Certain forward exchange contracts have been designated as cash flow hedges. The Company had $45.0 million and $49.9 million of forward exchange contracts designated as cash flow hedges outstanding as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026 and 2025, the amounts reclassified into net earnings in the Company’s Consolidated Statements of Earnings that offset the underlying transactions’ impact on earnings in the same period were not material. In addition, the Company utilizes forward exchange contracts that are not designated as cash flow hedges. The results of these transactions were not material to the financial statements of the Company.

Net investment hedges – The Company has designated certain foreign currency denominated long-term borrowings as partial hedges of the Company’s foreign currency net asset positions. As of June 30, 2026, and December 31, 2025, the total value of the Company’s net investment hedges, which included Euro denominated long-term debt, was $300.9 million and $309.5 million, respectively. Changes in the fair value of this debt attributable to changes in spot foreign exchange rates are recorded in foreign currency translation in Accumulated Other Comprehensive Loss (OCL). For the three months ended June 30, 2026, and 2025, the impact of foreign exchange rates on these debt instruments decreased debt by $3.4 million and increased debt by $26.8 million, respectively, which has been recorded as foreign currency translation in OCL. For the six months ended June 30, 2026 and 2025, the impact of foreign exchange rates on these debt instruments decreased debt by $8.5 million and increased debt by $39.6 million, respectively, which has been recorded as foreign currency translation in OCL.

11.	Income Taxes

The effective income tax rates for the three months ended June 30, 2026 and 2025 were 25.1% and 25.3%, respectively. For the six months ended June 30, 2026 and 2025, the effective income tax rates were 25.0% and 25.3%, respectively. The effective tax rates for the three and six months ended June 30, 2026 and 2025 were both impacted by the mix of foreign earnings and changes in estimates associated with the finalization of prior year foreign tax items.

Index
12.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in OCL during the three and six month periods ended June 30, 2026 and 2025:

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2025	$30	$(3,392)	$(166,891)	$(170,253)
Other comprehensive income (loss) before reclassifications	1,570	-	(1,702)	(132)
Amounts reclassified from OCL	(648)	(58)	-	(706)
Balances at June 30, 2026	$952	$(3,450)	$(168,593)	$(171,091)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2026	$869	$(3,421)	$(171,028)	$(173,580)
Other comprehensive income before reclassifications	523	-	2,435	2,958
Amounts reclassified from OCL	(440)	(29)	-	(469)
Balances at June 30, 2026	$952	$(3,450)	$(168,593)	$(171,091)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at December 31, 2024	$(310)	$(2,348)	$(224,181)	$(226,839)
Other comprehensive income before reclassifications	1,724	-	52,434	54,158
Amounts reclassified from OCL	(691)	(107)	-	(798)
Balances at June 30, 2025	$723	$(2,455)	$(171,747)	$(173,479)

(In thousands)	Cash Flow Hedges (1)	Pension Items (1)	Foreign Currency Items	Total
Balances at March 31, 2025	$509	$(2,402)	$(209,981)	$(211,874)
Other comprehensive income before reclassifications	716	-	38,234	38,950
Amounts reclassified from OCL	(502)	(53)	-	(555)
Balances at June 30, 2025	$723	$(2,455)	$(171,747)	$(173,479)

(1)	Cash Flow Hedges and Pension Items are net of tax.

Index
13.	Commitments and Contingencies

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

On July 23, 2026, the Company announced its quarterly dividend of $0.41 per share would be payable on September 1, 2026.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current assumptions and estimates of future economic circumstances, industry conditions, Company performance, and financial results. Forward-looking statements include statements in the future tense, statements referring to any period after June 30, 2026, and statements including the terms “expect,” “believe,” “anticipate,” and other similar terms that express expectations as to future events or conditions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that could cause actual events to differ materially from those expressed in the forward-looking statements. A variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results. These factors and assumptions include, among others, the Company’s ability to manage general business, economic, and capital market conditions, including actions taken by customers in response to such market conditions, and the impact of recessions and economic downturns; the impact of macroeconomic and geopolitical volatility, including inflation and shortages impacting the availability and cost of raw materials, energy, and other supplies, disruptions and delays in the Company’s supply chain, and the conflicts between Russia and Ukraine and in the Middle East; industry, regulatory, legal, and economic factors related to the Company’s domestic and international business; the effects of tariffs, trade barriers, and disputes; the availability and cost of labor, logistics, and transportation; the pace and nature of new product introductions by the Company and the Company’s customers; the Company’s ability to anticipate and respond to changing consumer preferences, changing technologies, and changing regulations; the Company’s ability to successfully implement its growth strategies; the outcome of the Company’s various productivity-improvement and cost-reduction efforts, acquisition and divestiture activities, and Portfolio Optimization Plan; growth in markets for products in which the Company competes; industry and customer acceptance of price increases; actions by competitors; the Company’s ability to enhance its innovation efforts and drive cost efficiencies; currency exchange rate fluctuations; and the matters discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Except to the extent required by applicable law, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Revenue
Revenue was $462.1 million and $414.2 million for the three months ended June 30, 2026 and 2025, respectively. Revenue was $897.9 million and $806.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase in revenue for the three and six months ended June 30, 2026 was primarily due to higher volumes and selling prices and the favorable impact of foreign exchange rates that increased revenue by approximately 2% and 3%, respectively.

Gross Margin
The Company’s gross margin was 37.4% and 34.5% for the three months ended June 30, 2026 and 2025, respectively. The Company’s gross margin was 36.2% and 34.0% for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2025, Portfolio Optimization Plan costs totaling $1.8 million and $3.6 million, respectively, decreased gross margin by 40 and 50 basis points, respectively. See Portfolio Optimization Plan below for further information. For the three and six months ended June 30, 2026, the Company received $4.8 million of tariff refunds that improved gross margin by 100 and 50 basis points, respectively. The Company’s gross margins for the three and six months ended June 30, 2026 were further impacted by the higher volumes and selling prices, partially offset by higher raw material costs.

Selling and Administrative Expenses
Selling and administrative expense as a percent of revenue was 20.8% and 20.6% for the three months ended June 30, 2026 and 2025, respectively. Selling and administrative expense as a percent of revenue was 20.3% for both the six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2025, selling and administrative expenses were increased by Portfolio Optimization Plan costs totaling $1.6 and $2.6 million, respectively, which increased selling and administrative expenses as a percent of revenue by approximately 40 basis points for each period. See Portfolio Optimization Plan below for further information. After the effects of the Portfolio Optimization Costs in 2025, the increase in selling and administrative expense as a percent of revenue for the three and six months ended June 30, 2026 was primarily due to higher performance-based executive compensation costs incurred in 2026.

Index
Operating Income
Operating income was $76.7 million and $57.7 million for the three months ended June 30, 2026 and 2025, respectively. Operating margins were 16.6% and 13.9% for the three months ended June 30, 2026 and 2025, respectively. Operating income was $143.4 million and $111.2 million for the six months ended June 30, 2026 and 2025, respectively. Operating margins were 16.0% and 13.8% for the six months ended June 30, 2026 and 2025, respectively. The tariff refunds increased operating margins by approximately 100 and 50 basis points for the three and six months ended June 30, 2026, respectively. Portfolio Optimization Plan costs decreased operating margins by approximately 80 basis points for both the three and six months ended June 30, 2025. The Company’s operating margins for the three and six months ended June 30, 2026 were further impacted by the higher volumes and selling prices, partially offset by higher raw material costs and higher performance-based executive compensation costs incurred in 2026.

Interest Expense
Interest expense was $8.2 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and $16.1 million and $14.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in expense for both the three and six months ended June 30, 2026 was primarily due to an increase in the average outstanding debt balance.

Income Taxes
The effective income tax rates for the three months ended June 30, 2026 and 2025 were 25.1% and 25.3%, respectively. For the six months ended June 30, 2026 and 2025, the effective income tax rates were 25.0% and 25.3%, respectively. The effective tax rates for the three and six months ended June 30, 2026 and 2025 were both impacted by the mix of foreign earnings and changes in estimates associated with the finalization of prior year foreign tax items.

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

The Company’s Felinfach site was shut down in May 2025, and all production activities have been transferred to other locations. The Company began marketing the Felinfach site for sale in June 2025, at which point the held for sale criteria was met. These are the sole assets recorded in Fixed assets held for sale on the Company’s Consolidated Balance Sheet at December 31, 2025. The Company sold the land and building assets in February 2026 for approximately $2.0 million, resulting in a $0.4 million gain recognized in Selling and Administrative Expenses on the Company’s Consolidated Statements of Earnings during the three months ended March 31, 2026. The Company has completed all actions contemplated under the Portfolio Optimization Plan.

For the three and six months ended June 30, 2025, the Company incurred costs of $3.3 million and $6.2 million, respectively, related to the Portfolio Optimization Plan recorded in Corporate & Other, primarily for dual plant operating costs, professional services, non-cash inventory charges, decommissioning costs, and employee separation costs. The Company did not incur any costs related to the Portfolio Optimization Plan for the three or six months ended June 30, 2026.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	% Change	2026	2025	% Change
Operating Income (GAAP)	$76,700	$57,706	32.9%	$143,428	$111,236	28.9%
Portfolio Optimization Plan costs – Cost of products sold	-	1,789		-	3,603
Portfolio Optimization Plan costs – Selling and administrative expenses	-	1,550		-	2,600
Adjusted operating income	$76,700	$61,045	25.6%	$143,428	$117,439	22.1%

Net Earnings (GAAP)	$51,359	$37,587	36.6%	$95,529	$72,049	32.6%
Portfolio Optimization Plan costs, before tax	-	3,339		-	6,203
Tax impact of Portfolio Optimization Plan costs(1)	-	(815)		-	(1,517)
Adjusted net earnings	$51,359	$40,111	28.0%	$95,529	$76,735	24.5%

Diluted earnings per share (GAAP)	$1.20	$0.88	36.4%	$2.24	$1.69	32.5%
Portfolio Optimization Plan costs, net of tax	-	0.06		-	0.11
Adjusted diluted earnings per share	$1.20	$0.94	27.7%	$2.24	$1.80	24.4%

Operating Income (GAAP)	$76,700	$57,706	32.9%	$143,428	111,236	28.9%
Depreciation and amortization	15,890	15,260		31,428	30,334
Share-based compensation expense	5,604	3,739		9,380	6,639
Portfolio Optimization Plan costs, before tax	-	3,339		-	6,203
Adjusted EBITDA	$98,194	$80,044	22.7%	$184,236	$154,412	19.3%

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

Index
The following table summarizes the percentage change for the results of the three and six months ended June 30, 2026, compared to the results for the three and six months ended June 30, 2025, in the respective financial measures.

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
Revenue	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency	Total	Foreign Exchange Rates	Adjustments(1)	Adjusted Local Currency
Flavors & Extracts	4.9%	1.1%	N/A	3.8%	4.6%	1.8%	N/A	2.8%
Color	20.6%	3.0%	N/A	17.6%	19.4%	4.3%	N/A	15.1%
Asia Pacific	11.3%	(1.0%)	N/A	12.3%	9.7%	1.2%	N/A	8.5%
Total Revenue	11.6%	1.7%	N/A	9.9%	11.3%	2.7%	N/A	8.6%

Operating Income
Flavors & Extracts	6.8%	0.7%	0.0%	6.1%	6.9%	1.3%	0.0%	5.6%
Color	40.1%	3.3%	0.0%	36.8%	30.9%	5.3%	0.0%	25.6%
Asia Pacific	22.6%	(1.2%)	0.0%	23.8%	20.4%	1.4%	0.0%	19.0%
Corporate & Other	2.9%	0.0%	(22.4%)	25.3%	(5.7%)	0.0%	(20.8%)	15.1%
Total Operating Income	32.9%	2.3%	7.2%	23.4%	28.9%	4.3%	6.6%	18.0%
Diluted Earnings per Share	36.4%	3.4%	7.5%	25.5%	32.5%	4.7%	7.8%	20.0%
Adjusted EBITDA	22.7%	1.9%	N/A	20.8%	19.3%	3.5%	N/A	15.8%

(1)	Adjustments consist of Portfolio Optimization Plan costs.

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

The Company’s reportable segments consist of the Flavors & Extracts, Color, and Asia Pacific segments.

Flavors & Extracts
Flavors & Extracts segment revenue was $213.2 million and $203.3 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately 5%. The increase was a result of higher revenue in Agricultural Ingredients and Flavors, Extracts & Flavor Ingredients. The higher revenue in Agricultural Ingredients was due to higher volumes and selling prices. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%.

Flavors & Extracts segment revenue was $415.0 million and $396.9 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 5%. The increase was a result of higher revenue in Flavors, Extracts & Flavor Ingredients and Agricultural Ingredients. The higher revenue in Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices and the favorable impact of foreign exchange rates that increased segment revenue by approximately 2%. The higher revenue in Agricultural Ingredients was due to higher volumes and selling prices.

Flavors & Extracts segment operating income was $30.4 million and $28.5 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately 7%. The higher segment operating income was primarily a result of higher operating income in Agricultural Ingredients, primarily due to higher selling prices and favorable product mix, partially offset by higher raw material costs. Segment operating income as a percent of revenue was 14.3% in the current quarter compared to 14.0% in the prior year’s comparable quarter. Foreign exchange rates increased segment operating income by approximately 1% for the three months ended June 30, 2026.

Flavors & Extracts segment operating income was $57.2 million and $53.5 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 7%. The higher segment operating income was a result of higher operating income in Flavors, Extracts & Flavor Ingredients and Agricultural Ingredients. The higher segment operating income for Flavors, Extracts & Flavor Ingredients was primarily due to higher selling prices, favorable product mix, and higher volumes, partially offset by higher manufacturing and other costs. The higher segment operating income for Agricultural Ingredients was primarily due to higher selling prices. Segment operating income as a percent of revenue was 13.8% in the current six month period compared to 13.5% in the prior year’s comparable six month period. Foreign exchange rates increased segment operating income by approximately 1% for the six months ended June 30, 2026.

Index
Color
Segment revenue for the Color segment was $216.1 million and $179.3 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately 21%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care. The higher revenue in Food & Pharmaceutical Colors was due to higher volumes, including higher volumes associated with natural colors conversion activity, the favorable impact of foreign exchange rates, and higher selling prices. The higher revenue in Personal Care was due to higher volumes, the favorable impact of foreign exchange rates, and higher selling prices. Foreign exchange rates increased segment revenue by approximately 3% for the three months ended June 30, 2026.

Segment revenue for the Color segment was $414.3 million and $347.0 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 19%. The increase was a result of higher revenue in Food & Pharmaceutical Colors and Personal Care. The higher revenue in Food & Pharmaceutical Colors was due to higher volumes, including higher volumes associated with natural colors conversion activity, the favorable impact of foreign exchange rates, and higher selling prices. The higher revenue in Personal Care was due to the favorable impact of foreign exchange rates, higher volumes, and higher selling prices. Foreign exchange rates increased segment revenue by approximately 4% for the six months ended June 30, 2026.

Segment operating income for the Color segment was $54.5 million and $38.9 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately 40%. The higher segment operating income was a result of higher operating income in Food & Pharmaceutical Colors and Personal Care. The higher operating income in Food & Pharmaceutical Colors was primarily due to higher volumes, the favorable impact of tariff refunds received, higher selling prices, and a favorable product mix, partially offset by higher raw material costs. The higher operating income in Personal Care was primarily due to higher volumes and selling prices and the favorable impact of tariff refunds received, partially offset by higher manufacturing and other costs. Foreign exchange rates increased segment operating income by approximately 3% for the three months ended June 30, 2026. Segment operating income as a percent of revenue was 25.2% in the current quarter and 21.7% in the prior year’s comparable quarter.

Segment operating income for the Color segment was $96.6 million and $73.8 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 31%. The higher segment operating income was a result of higher operating income in Food & Pharmaceutical Colors and Personal Care. The higher operating income in Food & Pharmaceutical Colors was due to higher volumes and selling prices, the favorable impact of tariff refunds received, the favorable impact of foreign exchange rates, and a favorable product mix, partially offset by higher raw material and manufacturing and other costs. The higher operating income in Personal Care was primarily due to higher selling prices and volumes, the favorable impact of tariff refunds received, and the favorable impact of foreign exchange rates, partially offset by higher manufacturing and other costs. Foreign exchange rates increased segment operating income by approximately 5% for the six months ended June 30, 2026. Segment operating income as a percent of revenue was 23.3% in the current six month period and 21.3% in the prior year’s comparable period.

Asia Pacific
Segment revenue for the Asia Pacific segment was $47.6 million and $42.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately 11%. The increase was a result of higher volumes and selling prices, partially offset by the unfavorable impact of foreign exchange rates that decreased segment revenue by approximately 1%.

Segment revenue for the Asia Pacific segment was $92.8 million and $84.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 10%. The increase was a result of higher volumes and selling prices and the favorable impact of foreign exchange rates that increased segment revenue by approximately 1%.

Segment operating income for the Asia Pacific segment was $11.0 million and $8.9 million for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately 23%. The increase was primarily due to higher volumes and selling prices, partially offset by higher manufacturing and other costs and the unfavorable impact of foreign exchange rates that decreased segment operating income by approximately 1%. Segment operating income as a percent of revenue was 23.0% in the current quarter and 20.9% in the prior year’s comparable quarter.

Segment operating income for the Asia Pacific segment was $22.1 million and $18.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 20%. The increase was primarily due to higher volumes and selling prices and the favorable impact of foreign exchange rates that increased segment operating income by approximately 1%, partially offset by higher manufacturing and other costs. Segment operating income as a percent of revenue was 23.8% in the current six month period and 21.7% in the prior year’s comparable period.

Index
Corporate & Other
The Corporate & Other operating expense was $19.2 million and $18.7 million for the three months ended June 30, 2026 and 2025, respectively. The higher operating expense was primarily due to higher performance-based executive compensation costs incurred in 2026, partially offset by Portfolio Optimization Plan costs totaling $3.3 million in the three months ended June 30, 2025. See the Portfolio Optimization Plan section above for further information.

The Corporate & Other operating expense was $32.5 million and $34.4 million for the six months ended June 30, 2026 and 2025, respectively. The lower operating expense was primarily due to Portfolio Optimization Plan costs totaling $6.2 million in the six months ended June 30, 2025, partially offset by higher performance-based executive compensation costs incurred in 2026. See the Portfolio Optimization Plan section above for further information.

LIQUIDITY AND FINANCIAL CONDITION

Financial Condition
The Company’s financial position remains strong. The Company is in compliance with its loan covenants calculated in accordance with applicable agreements as of June 30, 2026. The Company expects to increase its existing indebtedness in the short-term to further support the increased cash requirements for operations and capital expenditures associated with the natural colors conversion activity. In the long-term, the Company anticipates that its cash flow from operations and debt capacity can be used to meet anticipated future cash requirements for operations, capital expenditures, and dividend payments, as well as potential acquisitions and stock repurchases. The Company’s contractual obligations consist primarily of operational commitments, which we expect to continue to be able to satisfy through cash generated from operations, and debt. The Company has various series of notes outstanding that mature from 2026 through 2030. The Company believes that it has the ability to refinance or repay these obligations through a combination of cash flow from operations, issuance of additional notes, and sufficient borrowing capacity under the Company’s revolving credit facility, which matures in 2030.

As a result of our ability to manage the impact of inflation through pricing and other actions, the impact of inflation was not material to the Company’s financial position and its results of operations for the three months ended June 30, 2026. The Company has experienced increased costs for certain inputs, such as raw materials, energy, shipping and logistics, packaging, and labor-related costs. We continue to expect to manage these impacts in the near term, but persistent, accelerated, or expanded inflationary conditions, including any heightened inflationary pressures resulting from the conflict between the United States and Iran and its aftermath, could exacerbate these challenges and impact our profitability.

The Company continues to monitor developments with respect to tariffs and other trade policy matters closely, including impacts from the U.S. Supreme Court decision that struck down tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and other litigation, as well as the implementation of additional tariffs. As of June 30, 2026, we have received approximately $5 million of IEEPA tariff refunds, which included applicable interest. We do not anticipate receiving any further tariff refunds in the future. The tariffs imposed by the United States, and retaliatory tariffs imposed by other countries on United States exports, have led to significant volatility and uncertainty in global markets. As a result of these ongoing tariff-related actions, the Company anticipates incurring incremental tariff costs on certain raw materials to produce our products and certain finished goods shipped to customers. However, the Company expects to manage the impact of the increased tariff costs through pricing actions. To the extent the Company is unable to offset the increased tariff costs, or the tariffs negatively impact demand, or other trade barriers are implemented, the Company’s revenue and profitability would be adversely impacted. If additional tariffs are adopted, the Company would incur additional tariff costs that could be material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax reform provisions, such as the extension of certain expiring provisions, modifications to the international tax framework, and the continuation of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions implemented through 2027. These provisions did not have a material impact on our effective tax rate for the three or six months ended June 30, 2026. We will continue to assess the OBBBA tax provisions and their impacts on our consolidated financial statements.

Cash Flows from Operating Activities
Net cash provided by operating activities was $34.8 million and $39.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in cash used by inventory during 2026 compared to 2025 and a decrease in cash provided by accounts receivable, partially offset by an increase in cash provided by accounts payable and other accrued expenses.

Cash Flows from Investing Activities
Net cash used in investing activities was $65.8 million and $41.5 million during the six months ended June 30, 2026 and 2025, respectively. Capital expenditures were $67.5 million and $38.0 million during the six months ended June 30, 2026 and 2025, respectively. In 2026, the Company received $2.0 million for the sale of the Felinfach land and building assets. In 2025, the Company paid $4.9 million for the acquisition of Biolie SAS.

Index
Cash Flows from Financing Activities
Net cash provided by financing activities was $23.5 million and $26.0 million for the six months ended June 30, 2026 and 2025, respectively. Net debt increased by $62.8 million and $63.3 million for the six months ended June 30, 2026 and 2025, respectively. The cash proceeds from the increase in net debt in the current period were primarily used to support natural color conversion capital expenditure investments during the six months ended June 30, 2026. For purposes of the cash flow statement, net changes in debt exclude the impact of foreign exchange rates. Dividends of $34.9 million and $34.7 million were paid during the six months ended June 30, 2026 and 2025, respectively. Total dividends of $0.82 per share were paid for both the six months ended June 30, 2026 and 2025.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2026. For additional information about the Company’s critical accounting policies, refer to “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the quarter ended June 30, 2026. For additional information about market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2026, the Company upgraded an enterprise resource planning software application used in a business unit within the Flavors & Extracts segment and within the Corporate segment. The Company followed an implementation process that required significant pre-implementation planning, design, and testing. There have been no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 19, 2017, the Board of Directors authorized the repurchase of up to three million shares (2017 Authorization). As of June 30, 2026, 1,267,019 shares had been repurchased under the 2017 Authorization. There is no expiration date for the 2017 Authorization. The 2017 Authorization may be modified, suspended, or discontinued by the Board of Directors at any time. As of June 30, 2026, the maximum number of shares that may be purchased under publicly announced plans is 1,732,981. No shares were purchased by the Company during the three or six months ended June 30, 2026.

Index
ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Index
SENSIENT TECHNOLOGIES CORPORATION
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

Exhibit	Description	Incorporated by Reference From	Filed Herewith

10.1
Credit Agreement, dated as of June 18, 2026, among Sensient Technologies Corporation, certain subsidiaries thereof from time to time party thereto as borrowers, CoBank, ACB, as administrative agent, and the lenders party thereto from time to time
Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2026 (Commission File No. 1-7626)

10.2	Amendment No. 2 to the Receivables Sale Agreement, dated as of July 31, 2026		X

31	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act		X

32	Certifications of the Company’s Chairman, President & Chief Executive Officer and Vice President & Chief Financial Officer pursuant to 18 United States Code § 1350		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSIENT TECHNOLOGIES CORPORATION

Date:	August 4, 2026	By:	/s/ John J. Manning
John J. Manning, Senior Vice President, General Counsel & Secretary

Date:	August 4, 2026	By:	/s/ Tobin Tornehl
Tobin Tornehl, Vice President & Chief Financial Officer